Form 10-K
period 1993-12-31
AMPCO PITTSBURGH CORP
filed 1994-03-21
CIK 6176

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1993; or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _______ to _______

Commission File Number 1-898

                            AMPCO-PITTSBURGH_CORPORATION

Incorporated in Pennsylvania                  I.R.S. Employer Identification
                                              No. 25-1117717

600_Grant_Street,_Suite_4600,_Pittsburgh,_Pennsylvania              _15219_
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code 412/456-4400

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
           Title_of_each_class              _on_which_registered__

        Common stock, $1 par value          New York Stock Exchange
                                            Philadelphia Stock Exchange

        Series A Preference Stock           New York Stock Exchange
          Purchase Rights                   Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 18, 1994, 9,577,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $70 million.

DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1993.

                                      PART I


ITEM_1_-_BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in

Pennsylvania in 1929.  The Corporation currently operates four businesses which manufacture engineered equipment:  Buffalo Pumps, Inc. and Aerofin Corporation,

acquired in 1981, headquartered in North Tonawanda, New York and Lynchburg,

Virginia, respectively, and Union Electric Steel Corporation and New Castle

Industries, Inc., acquired in 1984, headquartered in Carnegie and New Castle,

Pennsylvania, respectively.

    In 1993, the stock of Buffalo Forge Company, including its Canadian and

Mexican subsidiaries, was sold.  Management believes that this sale strengthened the Corporation's financial position against economic uncertainties and that the Corporation can now concentrate on those companies that are better positioned to deal with both domestic and international business opportunities.

    Through various wholly-owned subsidiaries, the Corporation also acquires and sells investments in other companies.  In 1993, Amersham International plc acquired United States Biochemical Corporation, a small private company in which the Corporation owned a 20% interest.  As a result of that transaction,

the Corporation received cash and stock of Amersham.  Since January 1, 1993 the

Corporation has sold a portion of its investment in Northwestern Steel and Wire

Company, a public company.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The sales and operating profit of the Corporation's only segment and the identifiable assets attributable to it for the three years ended December 31,

1993 are set forth in Note 16 (Business Segment Information) on p. 15 of the

accompanying Annual Report which is incorporated herein by reference.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

    The Corporation produces finned tube heat exchange coils and pumps for the construction, electric utility, chemical processing and marine defense industries, machine parts for the plastics industry and forged hardened steel rolls for producers of cold rolled steel, aluminum and other metals.  These products are heavily dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and, to a lesser extent, in foreign countries.

    No one customer's purchases were material to the Corporation.  Contracts that may be subject to renegotiation or termination are not material to the

Corporation.  The Corporation's business is not seasonal but is subject to the cyclical nature of the industries and markets served.  For additional information on the products produced and financial information about the business, see pp. 2 through 4 and Note 16 on p. 15 of the accompanying Annual

Report which are incorporated herein by reference.

Raw_Materials

    Raw materials are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material.  Certain of the raw materials used by the Corporation have historically been subject to variations in price. The Corporation generally does not purchase or arrange for the purchase of raw materials significantly in advance of the time it requires them.

Patents

    While the Corporation holds some patents, trademarks and licenses, in the opinion of management they are not material to the Corporation's business other than in protecting the goodwill associated with the names under which its products are sold.

Working_Capital

    The Corporation maintains levels of inventory, which generally reflect its normal requirements and are believed to reflect the practices of its industries.  Production is generally to custom order and requires inventory levels of raw materials or semi-finished products with only a limited level of finished products.

Backlog

    The backlog of orders at December 31, 1993 was approximately $56,300,000 compared to a backlog for continuing operations of $64,700,000 at year end

1992.  Most of those orders are expected to be filled in 1994.

Competition

    The Corporation faces considerable competition from a large number of companies.  The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves.

    Buffalo Pumps, Inc. produces a line of centrifugal pumps and competes with many other producers.  Competition is primarily based on quality, service,

price and delivery. Aerofin Corporation produces finned tube heat exchange coils and competes in commercial and industrial markets with a broad product line.  There are several major competitors in these markets.  Competition is based on quality, service and price.

    Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States.  In addition to several domestic competitors, European and Japanese manufacturers also compete in both the domestic and foreign markets.  Quality, performance, service and price are the most important factors in the industry.  New Castle Industries primarily produces machine parts for use in the plastics industry and competes with a number of small regional companies.

Research_and_Development

    The Corporation operates in mature industries and does not expend material amounts for research and development.  The activities that are undertaken are primarily designed to improve existing products, reduce costs and adapt products to specific customer requirements.

Environmental_Protection_Compliance_Costs

    Expenditures for environmental control matters were not material in 1993 and such expenditures in 1994 are not expected to be material.  However, with increasing regulatory activity, such expenditures may increase.

Employees

    In December, 1993, the Corporation had 924 active employees, of whom 333 were sales, executive, administrative, engineering and clerical personnel.  All production and craft employees are covered by negotiated labor agreements with various unions.  Two bargaining agreements covering 212 production employees will expire in the remainder of 1994.  A contract with the International Union of Electronic Workers (IUE), which represents 131 hourly employees at Aerofin's plant in Lynchburg, Virginia, expired on March 12, 1994 and a work stoppage is currently in progress.

    (d)FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    The Corporation's only foreign operation is a manufacturing plant located in Belgium that principally serves the European markets.  For financial information relating to foreign and domestic operations see Note 16 (Business

Segment Information) on p. 15 of the accompanying Annual Report which is incorporated herein by reference.

ITEM_2_-_PROPERTIES

    The Corporation is in one segment that produces engineered products.  The location and general character of the principal locations, all of which are owned, are as follows:

                                                                      Extent of
                                                                      Utilization
Company and              Principal       Approximate      Type of     Based on
__Location__             ___Use____     Square_Footage  Construction  Normal_Capacity
Aerofin Corporation      Manufacturing    146,000 on       Brick            75%
4621 Murray Place        facilities and   15.3 acres       Concrete &
Lynchburg, VA  24506     offices                           Steel

Buffalo Pumps, Inc.      Manufacturing    94,000 on        Brick and        80%
874 Oliver Street        facilities and   7 acres          Cement
N. Tonawanda, NY  14120  offices                           Block

New Castle Industries,   Manufacturing    81,600 on        Sheet            70%
 Inc.                    facilities and   18.5 acres       Metal
1399 Countryline Road    offices
New Castle, PA  16102

New Castle Industries,   Manufacturing    31,000           Masonry          70%
 Inc.                    facilities       5.3 acres        Construction
925 Industrial Street                                      with Steel
New Castle, PA  16102                                      Truss Roof

Union Electric Steel     Manufacturing    186,000 on       Steel            80%
 Corporation             plant            55 acres         Sided
Route 18
Burgettstown, PA  15021

                                                                      Extent of
                                                                      Utilization
Company and              Principal       Approximate      Type of     Based on
__Location__             ___Use____     Square_Footage  Construction  Normal_Capacity
Union Electric Steel     Manufacturing    153,000 on       Steel            80%
 Corporation             facilities,      5 acres          Sided
726 Bell Street          offices and
Carnegie, PA  15106      plant

Union Electric Steel     Manufacturing    75,000 on        Steel            90%
 Corporation             facilities       20 acres         Sided
U.S. Highway 30
Valparaiso, IN  46383

Union Electric Steel,    Manufacturing    66,000 on        Concrete         80%
 N.V.                    facilities and   15 acres         and Steel
Industrie Park           offices
B-3980 Tessenderlo
Belgium

(1) The Corporation holds properties of discontinued operations for sale in Monaca and Coraopolis, PA; Longview, TX; Putnam, CT; Plymouth, MI and Chicago, IL.

(2) The Corporate office space is leased as are domestic sales offices. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1993.

(3) Normal capacity is defined as capacity under approximately normal conditions during 1993. Allowances were made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts were also taken into consideration.

ITEM_3_-_LEGAL_PROCEEDINGS

    The Corporation has been involved in various claims and lawsuits incidental to its business.  In the opinion of management, the Corporation has meritorious defenses in those cases and believes that, in the aggregate, any liability will not have a material effect on the financial position of the Corporation.

    Three lawsuits were commenced in May, 1991 against the Corporation and its subsidiary, Vulcan, Inc. ("Vulcan"), arising out of the filing of a petition under Chapter 11 of the United States Bankruptcy Code in October, 1990 by

Valley-Vulcan Mold Company (the "Partnership"), a 50/50 partnership formed in

September, 1987 between Vulcan and Valley Mould Corporation, a subsidiary of

Microdot, Inc.  Microdot and Valley are unrelated to the Corporation and are also defendants in the lawsuits.  The Partnership acquired the ingot mold businesses of each of the partners.  On June 10, 1993, Microdot also filed a

Petition under Chapter 11 of the United States Bankruptcy Code.

    Dillon,_et_al_v._Ampco-Pittsburgh_Corporation,_Vulcan,_Inc.,_Microdot,_Inc.
    and_Valley_Mould_Corporation. This purported class action was brought in the United States District Court for the Northern District of Ohio by certain retired and former salaried employees who had worked at plants formerly operated by Microdot and, as to certain plaintiffs, who continued with the Partnership. Plaintiffs sought the continuation of health insurance and other employee benefits, and to compel the defendants to make payments to certain pension plans sufficient to assure full payment of benefits. The complaint did not specify the amount of the claimed damages.

    In 1993, a settlement was reached among the plaintiffs and the Corporation, Vulcan and the Partnership which is more fully described in the Corporation's quarterly reports on Form 10-Q filed in 1993. On December 14, 1993, the Bankruptcy Court authorized payment of $133,000 from the Partnership's estate for the benefit of the Settlement Class, which funds were subject to the Corporation's liens. Payment has been made in accordance with the settlement.

    Andras,_et_al_v._Ampco-Pittsburgh_Corporation,_Vulcan,_Inc.,_Microdot,
    Inc.,_Valley_Mould_Corporation_and_Valley-Vulcan_Mold_Company.  This
    purported class action was brought in the United States District Court for the Northern District of Ohio by the United Steelworkers of America ("USW"), the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), UAW Local 758, and certain retired and former hourly employees. The plaintiffs brought the action on behalf of employees who worked at plants formerly operated by Microdot, plants formerly operated by Vulcan, and, as to some of these employees, who continued to work for the Partnership. The plaintiffs sought to compel defendants to provide health insurance and other employee benefits and to make payments to certain pension plans. Plaintiffs did not specify the amounts of damages they sought.

    This action was also settled as described in the Corporation's quarterly reports on Form 10-Q filed in 1993. On January 11, 1994, following notice and a hearing, the District Court entered an Order approving the fairness and adequacy of the allocations of the $500,000 settlement amount to the USW Settlement Class. Payment was made in March, 1994.

    Official_Unsecured_Creditors'_Committee_of_Valley-Vulcan_Mold_Company_v.
    Microdot,_Inc.,_Valley_Mould_Corporation,_Ampco-Pittsburgh_Corporation_and
    Vulcan,_Inc.  The plaintiff, allegedly on behalf of the debtor
    Partnership, filed the Adversary Proceeding in the United States Bankruptcy Court for the Northern District of Ohio against Microdot, Valley, Vulcan and the Corporation, seeking to set aside the Corporation's liens on the Partnership's assets, to hold all defendants liable for the debts of the Partnership, and return of all money received by any of the defendants from the Partnership and out of the proceeds of a loan to the Partnership by a third-party lender, alleged to be at least $9.35 million. The Corporation's liens secure a guaranty that it was required to give with respect to a Vulcan obligation that was assumed by the Partnership, and a $500,000 loan made to the Partnership.

    The trial of this lawsuit was held the week of October 4, 1993 and post-trial briefs have been filed. The Court has not yet rendered its decision.

    The Corporation is also involved in certain environmental proceedings.  The

River Road Landfill in Mercer County, Pennsylvania was used by Greenville Steel

Car Company ("GSCC") when it was an operating subsidiary.  GSCC has been designated as a Potentially Responsible Party ("PRP") along with several other companies.  Waste Management, the owner of the site, has alleged that GSCC is liable for approximately $200,000 of the cleanup cost.  The PRPs are continuing to negotiate and to date no settlement has been reached.

    There are various other environmental proceedings, which all involve discontinued operations.  In some of those proceedings, the Corporation has been designated as a PRP.  However, the Corporation believes that in each instance it is either a de minimis participant based on information known to date and the estimated quantities of waste at these sites and/or that it is entitled to indemnity from the successors of the operations alleged to be involved.

ITEM_4_-_SUBMISSION_OF_MATTERS_TO_A_VOTE_OF_SECURITY_HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER _________MATTERS_____________________________________________________

    The information called for by this item is set forth on p. 20 of the Annual

Report to Shareholders for the year ended December 31, 1993 which is incorporated herein by reference.

ITEM_6_-_SELECTED_FINANCIAL_DATA

    The information called for by this item is set forth on p. 20 of the Annual

Report to Shareholders for the year ended December 31, 1993 which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND __________RESULTS_OF_OPERATION__________________________________________

    The information called for by this item is set forth on pp. 16 through 18 of the Annual Report to Shareholders for the year ended December 31, 1993 which are incorporated herein by reference.

ITEM_8_-_FINANCIAL_STATEMENTS_AND_SUPPLEMENTARY_DATA

    The information called for by this item is set forth on pp. 5 through 15 and pp. 19 and 20 of the Annual Report to Shareholders for the year ended

December 31, 1993 which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND __________FINANCIAL_DISCLOSURE___________________________________________

    There were none.

                                    PART III



ITEM_10_-_DIRECTORS_and_EXECUTIVE_OFFICERS


    (a)  IDENTIFICATION OF DIRECTORS


Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public_Companies_____________________________________________________________


Louis Berkman (age 85, Director since 1960; current term expires in 1996). Chairman of the Executive Committee of the Corporation for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (2)(4)


Marshall L. Berkman (age 57, Director since 1970; current term expires in
1995). He has been Chairman of the Board of Directors and Chief Executive Officer of the Corporation for more than five years. He is also an officer and director of The Louis Berkman Company. (2)


Robert A. Paul (age 56, Director since 1970; current term expires in 1994). He has been President and Chief Operating Officer of the Corporation for more than five years. He is also an officer and director of The Louis Berkman Company and a director of Integra Financial Corporation. (N)(2)


William D. Eberle (age 70, Director since 1982; current term expires in 1994). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. and Showscan, Inc. He is also a director of Mitchell Energy & Development Co., America Service Group and Fiberboard Corporation, and was Special Representative for Trade Negotiations with the rank of Ambassador.
(N)(3)(4)


William P. Hackney (age 69, Director since 1979; current term expires in 1996). For more than five years prior to 1992 he had been a partner in the law firm of Reed Smith Shaw & McClay. As of January 1, 1992, he retired and became of counsel to the law firm. (3)


Alvin G. Keller (age 84, Director since 1961; current term expires in 1995). He is a private investor who, prior to his retirement, served as a Vice President of Mellon Bank, N.A. (2)(3)(4)

Carl H. Pforzheimer, III (age 57, Director since 1982; current term expires in
1996). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (3)


Ernest G. Siddons (age 60, Director since 1981; current term expires in 1995). He has been Senior Vice President Finance and Treasurer of the Corporation for more than five years. (2)

_______________

(N) Nominee for election at the Annual Meeting of Shareholders to be held on April 26, 1994.
(1) Officers serve at the discretion of the Board of Directors.
(2) Member of Executive Committee.
(3) Member (or alternate member) of Audit Committee.
(4) Member of Salary Committee.

    Mr. Siddons is an executive officer of Valley-Vulcan Mold Company, a partnership that filed for bankruptcy in October 1990.  He also serves as a director and officer of Vulcan, Inc., a wholly-owned subsidiary of the

Corporation, which is a 50% general partner in Valley-Vulcan.  The other 50%

general partner is unrelated to the Corporation.

    (b)  IDENTIFICATION OF EXECUTIVE OFFICERS

    In addition to Marshall Berkman, Louis Berkman, Robert A. Paul and Ernest

G. Siddons (see "Identification of Directors" above) the following are also

Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five_Years______________________________________________________________

Rose Hoover (age 38). Secretary of the Corporation since December, 1990. For more than five years before 1990, she was a Legal Assistant for the Corporation.

Robert F. Schultz (age 46). Vice President Industrial Relations and Senior Counsel of the Corporation since December, 1990. From January, 1987 to December 1990 he was Director of Industrial Relations.

_______________

(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

    (c)IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         None.

    (d)  FAMILY RELATIONSHIPS

    Louis Berkman is the father of Marshall L. Berkman and the father-in-law of

Robert A. Paul.  There are no other family relationships among the Directors and Officers.

                              EXECUTIVE COMPENSATION

    The following table sets forth certain information as to the total remuneration received for the past three years by the five most highly compensated executive officers of the Corporation, including the Chief

Executive Officer (the "Named Executive Officers"):

                            SUMMARY COMPENSATION TABLE

                              Annual Compensation
____________________________________________________________________
   (a)                            (b)           (c)         (d)

Name and
Principal                                     Salary       Bonus
Position_                        Year         __($)_       _($)_
Marshall L. Berkman              1993         $250,000     $     0
Chairman and Chief               1992          250,000           0
Executive Officer                1991          231,250      16,750

Robert A. Paul                   1993          232,000           0
President and Chief              1992          232,000           0
Operating Officer                1991          213,250      16,750

Ernest G. Siddons                1993          214,000           0
Senior Vice President            1992          214,000           0
Finance and Treasurer            1991          195,250      16,750

Robert F. Schultz                1993          120,250           0
Vice President                   1992          113,333           0
Industrial Relations             1991           88,000       6,800
and Senior Counsel

Sidney Wasser*                   1993          110,750           0
Vice President                   1992          110,750           0
and Controller                   1991          100,500       8,000

_______________
*Mr. Wasser retired on January 15, 1994. In connection with that retirement, he will receive supplemental payments totalling $55,400 in 1994.

    (b)  COMPENSATION PURSUANT TO PLANS

    The Corporation has a tax qualified retirement plan applicable to the

Executive Officers, to which the Corporation makes annual contributions in amounts determined by the Plan's actuaries.  The Plan does not have an offset for Social Security and is fully paid for by the Corporation.  Under the Plan,

employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55.  The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service.

    The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in

1988, for all officers listed in the compensation table and certain key employees, covering retirement after completion of ten years of service and attainment of age 55.  The combined retirement benefit at age 65 provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service.  The participants are eligible for reduced benefits for early retirement at age 55.  A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant, who has had at least five years of service, commencing on the later of the month following the participant's death or the month the participant would have reached age 55.  In addition, there is an offset for pensions from other companies.  Certain provisions, applicable if there is a change of control, are discussed below under Termination of Employment and

Change of Control Arrangement.

    The following shows the annual pension that would be payable, without offset, under the Plan and the SERP to the individuals named in the compensa-

tion table assuming continued employment to retirement at age 65, but no change in level of compensation:

              Marshall L. Berkman                $125,000
              Robert A. Paul                     $116,000
              Ernest G. Siddons                  $107,000
              Robert F. Schultz                  $ 60,125
              Sidney Wasser                      $ 55,375

    (c)  COMPENSATION OF DIRECTORS

    In 1993, each Director who was not employed by the Corporation received

$1,500 for each Board meeting, and $250 for each Committee meeting attended.

In 1994, each Director who is not employed by the Corporation will receive

$2,000 for each Board meeting attended and $500 for each Committee meeting attended.  Directors will receive one-half of those amounts if not in attendance or if participation is by telephonic connection.

    (d)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

    The Chairman, President, and Senior Vice President Finance have two year contracts (which automatically renew for one year periods unless the

Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control.  In addition, the remainder of the officers named in the compensation table and certain key employees have two year contracts providing for three times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause).  Both types of contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value.  The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement.  A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP.

    (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    A Salary Committee is appointed each year by the Board of Directors.

Committee members abstain from voting on matters which involve their own compensation arrangements.  The Salary Committee for the year 1993 was comprised of three Directors:  Louis Berkman, Alvin G. Keller and William D.

Eberle.

    Louis Berkman is an employee of the Corporation and Chairman of the

Executive Committee of the Board of Directors.  He is also the President and a

Director of The Louis Berkman Company.  The Corporation's Chief Executive

Officer and President are also officers and directors of The Louis Berkman

Company.

    The Louis Berkman Company and William D. Eberle had certain transactions with the Corporation which are more fully described under "Certain

Relationships and Related Transactions."

    (f)  SALARY COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Salary Committee approves salaries for executive officers within a range from $150,000 up to $200,000 and increases in the salary of any executive officer, which would result in such officer earning a salary within such range.

Salaries of $200,000 per year and above must be approved by the Board of Directors or its Executive Committee after a recommendation by the Salary

Committee.  Salaries for executive officers below the level of $150,000 are set by the Chairman, President and Senior Vice President of the Corporation.

Bonuses are discretionary and determined in the same manner as set forth above.

All executive compensation is reviewed by the Salary Committee at intervals ranging between twelve and twenty-four months.

    The compensation of the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, is based on an analysis conducted by the Salary Committee in 1992 and reviewed and, to the extent provided above,

approved by the Board of Directors.  The Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation.  In setting compensation, the Committee also considers various qualitative factors,

including competitive compensation arrangements of other companies within relevant industries, individual contributions, leadership ability and an

executive officer's overall performance.   In this way, it is believed that the

Corporation will attract and retain quality management, thereby benefitting the long-term interest of shareholders.

    In 1993, there were no changes in salary of persons who need approval of the Salary Committee.

    This report of the Salary Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this 10-K report into any filing under the Securities Act of 1933 or under the Securities

Exchange Act of 1934, except to the extent that the Corporation specifically incorporates this report and the information contained herein by reference, and shall not otherwise be deemed filed under such Acts.


                                  Louis Berkman
                                  William D. Eberle
                                  Alvin G. Keller

    (g)  STOCK PERFORMANCE GRAPH

                      Comparative Five-Year Total Returns*
                  Ampco-Pittsburgh ("AP"), S&P 500, Peer Group
                     (Performance results through 12/31/93)

                              [GRAPH APPEARS HERE]
Measurement period                      S&P 500            Peer Group
(Fiscal year covered)     AP            Index                 Index
- - ---------------------     --            -----              -----------
Measurement PT -
12/31/88                  $100          $100               $100

FYE 12/31/89              $87.06        $131.49            $86.38
FYE 12/31/90              $51.32        $127.32            $60.81
FYE 12/31/91              $62.99        $166.21            $59.27
FYE 12/31/92              $76.30        $179.30            $64.55
FYE 12/31/93              $61.79        $197.23            $78.36

Assumes $100 invested at the close of trading on the last trading day preceding January 1 of the fifth preceding fiscal year in AP common stock, S&P 500, and Peer Group.

*Cumulative total return assumes reinvestment of dividends.

    In the above graph, the Corporation has used Value Line's Metals: Steel, Integrated Industry for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. The Steel Industry was chosen because it is impacted by some of the same end markets that the Corporation ultimately serves, such as the automotive, appliance and construction industries.

    Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ITEM_12_-_SECURITY_OWNERSHIP_OF_CERTAIN_BENEFICIAL_OWNERS_AND_MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of March 8, 1994, Louis Berkman owned directly 159,388 shares (1.66%) of the Common Stock of the Corporation.  As of the same date, The Louis Berkman

Company, P. O. Box 576, Steubenville, OH  43952 owned beneficially and of record 1,626,089 shares (16.98%) of the Common Stock of the Corporation.  Louis

Berkman, an officer and director of The Louis Berkman Company, owns directly

63.66% of its common stock.  Marshall L. Berkman, an officer and director of

The Louis Berkman Company, owns directly 18.17% of its common stock.  Robert A.

Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.17% of its common stock owned by his wife.

    The Corporation has received two Schedules 13G filed with the Securities and Exchange Commission disclosing that as of December 31, 1993 Norwest

Corporation, Sixth & Marquette, Minneapolis, MN 55479 (in various fiduciary and agency capacities) owned 1,611,325 shares or 16.8% and that C.S. McKee & Co.,

Inc., One Gateway Center, Pittsburgh, PA 15222, owned 611,050 shares or 6.38% of the Corporation's common stock.  On June 7, 1989, GAMCO Investors, Inc. and affiliates, Corporate Center at Rye, Rye, NY 10580, filed a Schedule 13D showing they owned 1,872,875 shares or 19.55% and no further filings have been made.

    (b)  SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth as of March 8, 1994 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and

Named Executive Officers and all Directors and Executive Officers of the

Corporation as a group:



              Name of             Amount and nature of        Percent
         beneficial_owner         beneficial_ownership       of_class
         Louis Berkman               1,785,477(1)(2)           18.6
         Robert A. Paul                 56,656(3)                .6
         Marshall L. Berkman            42,000(4)                .4
         Alvin G. Keller                 9,753(5)                .1
         Carl H. Pforzheimer, III        2,733(6)                *
         Ernest G. Siddons               1,833(7)                *
         William P. Hackney                433                   *
         William D. Eberle                 200                   *
         Robert F. Schultz                 200(7)                *
         Sidney Wasser                   4,000(7)                *

         Directors and Executive
         Officers as a group
         (11 persons)                1,903,285(8)              19.9

_______________

*less than .1%


(1) Includes 159,388 shares owned directly and 1,626,089 shares owned by The Louis Berkman Company.

(2) The Louis Berkman Company owns beneficially and of record 1,626,089 shares of the Corporation's Common Stock (16.98%). Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 63.66% of its common shares. Marshall L. Berkman, an officer and director of The Louis Berkman Company, owns directly 18.17% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.17% of its common stock owned by his wife. The number of shares shown in the table for Marshall L. Berkman and Robert A. Paul does not include any shares held by The Louis Berkman Company.

(3) Includes 42,889 shares owned directly and 13,767 shares owned by his wife, in which shares he disclaims beneficial ownership.

(4) Includes 40,500 shares owned directly and 1,500 shares owned by his wife, in which shares he disclaims beneficial ownership.

(5) Includes 5,333 shares owned directly, 3,000 shares owned jointly with his wife, and 1,420 shares owned by his wife, in which shares he disclaims beneficial ownership.

(6) Includes 1,000 shares owned directly, 1,600 shares held by a trust of which he is a principal beneficiary, and 133 shares held by his daughter, in which shares he disclaims beneficial ownership.

(7) The shares are owned jointly with his wife.

(8) Excludes double counting of shares deemed to be beneficially owned by more than one Director.


    Unless otherwise indicated the individuals named have sole investment and voting power.

    (c)  CHANGES IN CONTROL

    The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM_13_-_CERTAIN_RELATIONSHIPS_AND_RELATED_TRANSACTIONS

    In 1993 the Corporation bought industrial supplies from, and was paid for administration services by, The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $926,000.  Additionally,

the disinterested members of the Board of Directors authorized the sale of a life insurance policy (on a person not affiliated with the Corporation) owned by the Corporation to The Louis Berkman Company for the cash surrender value of approximately $92,000.  Louis Berkman, Marshall L. Berkman and Robert A. Paul

are shareholders, officers or directors in that company.  These transactions and services were at prices generally available from outside sources.

Transactions between the parties will take place in 1994.

    In 1989, certain subsidiaries of the Corporation and Tertiary, Inc., a corporation owned by the children of William Eberle, formed three 50/50 partnerships, to manage, develop and operate hotel properties and a subsidiary of the Corporation also invested as a limited partner in one of the operating partnerships.  In 1992, Tertiary purchased two of the 50/50 partnerships.  In

1993, Tertiary paid the remaining $100,000 from such purchase.  Also in 1993,

one of the limited partnerships accrued a fee of $31,000 payable to William

Eberle for his guarantee of a mortgage loan.  At December 31, 1993, there were promissory notes outstanding from certain of the partnerships to subsidiaries of the Corporation totalling $880,000.  These notes are due in 1994; however,

it is anticipated that the maturity dates will be extended.

                                     PART IV

ITEM_14_-_EXHIBITS,_FINANCIAL_STATEMENT_SCHEDULES_AND_REPORTS_ON_FORM_8-K

    (a)  1.   FINANCIAL STATEMENTS

         The consolidated financial statements, together with the report there-

on of Price Waterhouse, appearing on pp. 5 through 15 of the accompanying

Annual Report are incorporated by reference in this Form 10-K Annual Report.

         2.   FINANCIAL STATEMENT SCHEDULES

         The following additional financial data should be read in conjunction with the consolidated financial statements in the accompanying Annual Report.

Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                            Schedule      Page
                                            _Number_     Number

Index to Ampco-Pittsburgh Corporation
   Financial Data                                          F-1

Report of Independent Accountants                          F-2

Amounts Receivable from Related
   Parties and Underwriters,
   Promoters and Employees
   Other Than Related Parties                 II           F-3

Property, Plant and Equipment                  V           F-5

Accumulated Depreciation of Property,
   Plant and Equipment                        VI           F-6

Short-Term Borrowings                         IX           F-7

Supplementary Income Statement
   Information                                 X           F-8

         3.   EXHIBITS



Exhibit No.

    (3)Articles of Incorporation and By-laws

         a.  Restated Articles of Incorporation

         Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983

         b.Amendments to Articles of Incorporation

              Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984, the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987

         c.Amended and Restated By-laws

              Incorporated by reference to Form 8-K dated April 9, 1990

         d.   Amendment to By-laws

              Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1990

    (4)Instruments defining the rights of securities holders

              a.Rights Agreement between Ampco-Pittsburgh Corporation and Mellon Bank, N.A. dated as of November 1, 1988

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

              b.Revolving Credit Agreement dated as of September 30, 1993

                   Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1993

    (10)Material Contracts

              a.Ampco-Pittsburgh Corporation Salaried Employees' Retirement
    Plan

                   Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1983

Part IV; Item 14 - EXHIBITS (cont')


Exhibit No.

              b.1988 Supplemental Executive Retirement Plan

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

              c.Category 1 and 2 Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

              d.Guaranty of William D. and Jeffrey L. Eberle

                   Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1989


    (13) Annual Report to Shareholders for the fiscal year ended December 31,
         1993


    (21)Significant Subsidiaries



    (b)  Reports_on_Form_8-K

    No reports on Form 8-K were filed in the fourth quarter of 1993.












Note:With the exception of the Corporation's 1993 Annual Report to Shareholders, none of the Exhibits listed in Item 14 are included with this Form 10-K Annual Report. The Corporation will furnish copies of Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report accompanied by payment of $3.00 for each Exhibit requested.

                                    SIGNATURE




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMPCO-PITTSBURGH CORPORATION
                                             (Registrant)

March 21, 1994

                                       By___s/Marshall_L._Berkman______________
                                        Director, Chairman and Chief Executive
                                        Officer - Marshall L. Berkman



                                       By___s/Robert_A._Paul___________________
                                        Director, President and Chief Operating
                                        Officer - Robert A. Paul



                                       By___s/Ernest_G._Siddons________________
                                        Director, Senior Vice President Finance
                                        and Treasurer (Principal Financial
                                        Officer) - Ernest G. Siddons



                                       By___s/Robert_J._Reilly_________________
                                        Controller - Robert J. Reilly

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-

trant, in their capacities as Directors, as of the date indicated.




March 21, 1994                    By___s/Louis_Berkman____________________
                                    Louis Berkman



                                  By___s/William_P._Hackney_______________
                                     William P. Hackney



                                  By___s/Alvin_G._Keller__________________
                                     Alvin G. Keller



                                  By___s/William_D._Eberle________________
                                     William D. Eberle



                                  By___s/Carl_H._Pforzheimer,_III_________
                                     Carl H. Pforzheimer, III

              INDEX_TO_AMPCO-PITTSBURGH_CORPORATION_FINANCIAL_DATA



                                                       Schedule       Page
                                                       _Number_      Number

Index to Ampco-Pittsburgh Corporation Financial Data                  F-1



Report of Independent Accountants                                     F-2



Amounts Receivable from Related Parties and
  Underwriters, Promoters and Employees
  Other Than Related Parties                             II           F-3



Property, Plant and Equipment                             V           F-5



Accumulated Depreciation of Property, Plant
  and Equipment                                          VI           F-6



Short-Term Borrowings                                    IX           F-7



Supplementary Income Statement Information                X           F-8

                      Report_of_Independent_Accountants_on
                         Financial_Statement_Schedules



To the Board of Directors of
Ampco-Pittsburgh Corporation


Our audits of the consolidated financial statements referred to in our report dated February 18, 1994 appearing on page 5 of the 1993 Annual Report to Shareholders of Ampco-Pittsburgh Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE


600 Grant Street
Pittsburgh, PA  15219
February 18, 1994

                                             AMPCO-PITTSBURGH_CORPORATION

                                SCHEDULE_II_-_AMOUNTS_RECEIVABLE_FROM_RELATED_PARTIES



                    _Column_B_                   ___________Column_D_________
                    Balance at                            Deductions               __________Column_E_________
___Column_A___      Beginning    _Column_C        Amounts           Amounts          Balance_at_end_of_period
Name_of_Debtor      of_Period    Additions       Collected        Written_Off      Current         Not_Current
Year_ended_December_31,_1993
Tertiary, Inc.(1)   $  100,000   $   -0-         $  100,000       $   -0-          $   -0-         $   -0-
T.A.L.P.(3)         $  905,000   $   -0-         $   25,000       $   -0-          $   -0-         $  880,000

Year_ended_December_31,_1992
Tertiary, Inc.(1)   $   -0-      $  100,000      $   -0-          $   -0-          $  100,000      $   -0-
Tertiary, Inc.(2)   $  250,000   $   -0-         $  250,000       $   -0-          $   -0-         $   -0-
T.A.L.P.(3)         $  760,000   $  145,000      $   -0-          $   -0-          $   -0-         $  905,000

Year_ended_December_31,_1991
Tertiary, Inc.(2)   $1,000,000   $   -0-         $  750,000       $   -0-          $  250,000      $   -0-
T.A.L.P.(3)         $  325,000   $  435,000      $   -0-          $   -0-          $   -0-         $760,000

General - In 1989, a subsidiary of the Corporation and Tertiary, Inc., a corporation owned by the children of
          William Eberle, a director of the Corporation, formed a 50/50 partnership, to manage, develop and operate hotel properties in the northwestern part of the United States, generally through the formation of other partnerships.  Pursuant to the partnership agreement, other subsidiaries of the Corporation and
          Tertiary, also in 1989, formed two 50/50 partnerships to act as general partner of operating partnerships for specific hotel properties.  A subsidiary of the Corporation also invested as a limited partner in one of the operating hotel partnerships.  In 1989, a subsidiary of the Corporation loaned
          $1,000,000 to Tertiary, which was due on December 31, 1991, and for which the subsidiary received a mortgage and a guaranty by William Eberle and his son, Jeffrey Eberle.

          In addition to the receivable amount listed in the table above at December 31, 1993, the Corporation, through its subsidiaries, still retains a 50% interest as a general partner and a 60% interest as a limited partner in one hotel property with a carrying value of its investment of $442,000.

                                             AMPCO-PITTSBURGH_CORPORATION

                                SCHEDULE_II_-_AMOUNTS_RECEIVABLE_FROM_RELATED_PARTIES

                                                    (continued)


Note 1 -  On August 21, 1992, the Corporation sold a 50% general partnership interest to its 50% partner Tertiary,
          Inc.  The sale resulted in proceeds of $200,000 consisting of $100,000 in cash and a $100,000 promissory note due August 21, 1993 with interest payable monthly at one percentage point over the prime rate.  The
          $100,000 promissory note was paid on its due date.

Note 2 -  In 1991, the Corporation received payments against a $1,000,000 loan of:  $227,500 in cash; $380,000 by an assignment of a Tertiary, Inc. receivable (in the form of promissory notes) in one of the operating partnerships and an assignment of Tertiary's limited partnership interest in that same operating partnership of $142,500, leaving a balance of $250,000 which was paid in cash in February, 1992.

Note 3 -  In 1990, the Corporation loaned $325,000 to Tukwila Associates Limited Partnership ("T.A.L.P."), to
          finance construction of a hotel.  During 1991 and 1992, an additional $200,000 was loaned and the
          Corporation received $380,000 of notes by assignment from Tertiary, Inc.  The notes received from
          Tertiary, Inc. are guaranteed by William and Jeffrey Eberle and secured by the original mortgage on the loan.  Interest has been paid monthly on the notes at prime plus 2%.

          In 1994 the interest rate on the notes will be increased by 2% to 10% and the maturity will be extended until April 1, 1995.  Repayment of the loans is anticipated either through sale of the hotel property or future operating cash flow.

                                                      AMPCO-PITTSBURGH_CORPORATION

                                      SCHEDULE_V_-_PROPERTY,_PLANT_AND_EQUIPMENT_(S-X_RULE_12-06)



__________Column_A__________   _Column_B_      _Column_C        __Column_D_      _________Column_E__________     _Column_F_
                               Balance at                                                          Other (3)     Balance at
                               Beginning       Additions          Sales or       Translation       Additions       End of
                               _of_Period      _at_Cost_        Retirements      Adjustments     (Deductions)    __Period__

Year ended December 31, 1993
  Land and land improvements   $  6,129,543    $   63,649       $ (3,208,370)    $      (462)    $  (165,241)    $  2,819,119
  Buildings                      37,637,860       435,449        (20,030,908)        (77,444)     (1,571,697)      16,393,260
  Machinery and equipment       114,242,857     2,742,337        (38,896,107)       (566,904)              0       77,522,183
  Construction in progress     ___1,620,179    __(830,953)(1)   ____(568,066)    ____(21,192)    __________0     _____199,968
                                                                             (2)
     Total                     $159,630,439    $2,410,482       $(62,703,451)    $  (666,002)    $(1,736,938)    $ 96,934,530


Year ended December 31, 1992
  Land and land improvements   $  6,185,643    $    5,240       $          0     $   (61,340)    $         0     $  6,129,543
  Buildings                      37,738,048       202,760                  0        (302,948)              0       37,637,860
  Machinery and equipment       112,455,078     4,589,283         (1,621,494)     (1,180,010)              0      114,242,857
  Construction in progress     ___3,001,674    (1,365,398)(1)   ___________0     ____(16,097)    __________0     ___1,620,179

     Total                     $159,380,443    $3,431,885       $ (1,621,494)    $ (1,560,395)   $         0     $159,630,439


Year ended December 31, 1991
  Land and land improvements   $  6,373,632    $        0       $   (190,303)    $     2,314     $         0     $  6,185,643
  Buildings                      37,316,670       419,995               (702)          2,085               0       37,738,048
  Machinery and equipment       105,973,879     7,470,635           (977,496)        (11,940)              0      112,455,078
  Construction in progress     ___3,691,882    __(683,675)(1)   ___________0     _____(6,533)    __________0     ___3,001,674

      Total                    $153,356,063    $7,206,955       $ (1,168,501)    $   (14,074)    $         0     $159,380,443

(1)  Net change.
(2)  Principally related to the sale of assets of discontinued operations.
(3)  Principally reclassifications.

                                                       AMPCO-PITTSBURGH_CORPORATION

                         SCHEDULE_VI_-_ACCUMULATED_DEPRECIATION_OF_PROPERTY,_PLANT_AND_EQUIPMENT_(S-X_RULE_12-07)



__________Column_A__________  _Column_B_      _Column_C       __Column_D_          _________Column_E___________   _Column_F_
                                                (1)
                                              Additions                                                  (3)
                              Balance at      charged to                                                Other     Balance at
                              Beginning       costs and         Sales or           Translation        Additions     End of
                              _of_Period      Expenses_       Retirements          Adjustments      (Deductions)  __Period__


Year ended December 31, 1993
  Land improvements           $  1,497,423    $   113,670     $   (584,482)        $        17      $        0    $  1,026,628
  Buildings                     13,592,538        913,618       (8,164,433)            (38,718)       (877,706)      5,425,299
  Machinery and equipment     __63,534,648    __5,206,936     _(28,614,938)        ___(232,467)     _________0    __39,894,179
                                                                           (2)
     Total                    $ 78,624,609    $ 6,234,224     $(37,363,853)        $  (271,168)     $ (877,706)   $ 46,346,106


Year ended December 31, 1992
  Land improvements           $  1,357,167    $   148,863     $          0         $    (9,969)     $    1,362    $  1,497,423
  Buildings                     12,377,596      1,328,942                0            (114,000)              0      13,592,538
  Machinery and equipment     __58,924,014    __6,779,435     __(1,406,498)        ___(760,941)     ____(1,362)   __63,534,648

     Total                    $ 72,658,777    $ 8,257,240     $ (1,406,498)        $  (884,910)     $        0    $ 78,624,609


Year ended December 31, 1991
  Land improvements           $  1,206,118    $   150,792     $          0         $       257      $        0    $  1,357,167
  Buildings                     11,071,554      1,303,509             (702)              3,234               0      12,377,595
  Machinery and equipment     __52,224,385    __7,331,974     ____(669,722)        _____37,377      _________0    __58,924,014

      Total                   $ 64,502,057    $ 8,786,275     $   (670,424)        $    40,868      $        0    $ 72,658,776



(1) Includes depreciation for discontinued operations of $1,068,241 in 1993, $3,173,355 in 1992 and $3,152,691 in 1991.
(2)  Principally related to the sale of assets of discontinued operations.
(3)  Principally reclassifications.

                                                AMPCO-PITTSBURGH_CORPORATION

                                    SCHEDULE_IX_-_SHORT-TERM_BORROWINGS_(S-X_RULE_12-10)



________Column_A________      __Column_B_        __Column_C___      __Column_D__       __Column_E_       __Column_F___
                                                                      Maximum            Average           Weighted
                                                                      amount             amount             average
                                Balance             Weighted        outstanding        outstanding       interest rate
  Category of aggregate          at end             average         during the         during the          during the
__short-term_borrowings_      _of_period_        interest_rate      __period___        __period___       ___period____


                                                                                          (a)                (b)
DECEMBER 31, 1993

  Notes payable to banks      $   -0-                  -            $14,000,000        $ 3,644,167          4.38%



DECEMBER 31, 1992

  Notes payable to banks      $13,000,000           4.23%           $15,000,000        $10,045,205          4.54%



DECEMBER 31, 1991

  Notes payable to banks      $14,500,000           5.25%           $22,500,000        $16,510,959          6.49%






(a) Average amount outstanding during the period is computed by dividing the total of daily outstanding principal balances by 360.

(b) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                                                                   Schedule_X


                            AMPCO-PITTSBURGH_CORPORATION

      SCHEDULE_X_-_SUPPLEMENTARY_INCOME_STATEMENT_INFORMATION_(S-X_RULE_12-11)




            Column_A                    _______________Column_B_______________

                                             Charged to costs and expenses
                                        ________Year_ended_December_31,_______

          Items                            1993          1992         1991
Maintenance and repairs (1)             $ 6,272,377   $ 7,644,140  $7,926,760

Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferrals                *            *            *

Taxes, other than payroll and
  income taxes                               *            *            *

Royalties                                    *            *            *

Advertising costs                            *            *            *



(1)  1992 and 1991 include costs for operations sold in 1993.

*Less than 1% of total sales.