Form 10-Q
period 1994-03-31
AMPCO PITTSBURGH CORP
filed 1994-05-12
CIK 6176

                                   FORM lO-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (Mark one)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994
                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to



Commission File Number 1-898.


                          AMPCO-PITTSBURGH CORPORATION


Incorporated in Pennsylvania. I.R.S. Employer Identification No. 25-1117717. 600 Grant Street, Pittsburgh, Pennsylvania 15219

Telephone Number 412/456-4400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES__X__    NO____




On May 12, 1994, 9,577,621 common shares were outstanding.

                          AMPCO-PITTSBURGH_CORPORATION

                                     INDEX


                                                                    Page_No.



Part I - Financial Information:

            Item 1 - Consolidated Financial Statements

                     Consolidated Balance Sheets -
                       March 31, 1994 and December 31, 1993            3

                     Consolidated Statements of Income -
                       Three Months Ended March 31, 1994
                       and 1993                                        4

                     Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1994
                       and 1993                                        5

                     Notes to Consolidated Financial
                       Statements                                      6

            Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      8



Part II - Other Information:

            Item 1 - Litigation                                       10

            Signatures                                                11


                            PART_I_-_FINANCIAL_INFORMATION
                             AMPCO-PITTSBURGH_CORPORATION
                             CONSOLIDATED_BALANCE_SHEETS
                                     (UNAUDITED)

                                                      March 31,     December 31,
                                                    ____1994_____   ____1993____

Assets
  Current assets:
    Cash and cash equivalents                       $ 15,045,064    $  9,550,420
    Receivables, less allowance for doubtful
     accounts of $301,008 in 1994 and
     $281,885 in 1993                                 18,799,180      17,864,251
    Inventories                                       29,964,933      28,173,446
    Investments available for sale, at market in
     1994                                             11,608,587       2,839,620
    Other                                           ___3,470,134    ___4,919,124
        Total current assets                          78,887,898      63,346,861

  Property, plant and equipment, at cost              97,917,519      96,934,530
  Accumulated depreciation                          _(47,890,706)   _(46,346,106)
        Net property, plant and equipment             50,026,813      50,588,424

  Prepaid pension                                     15,014,396      15,201,896
  Other assets                                      ___8,901,087    ___9,356,933
                                                    $152,830,194    $138,494,414

Liabilities and Shareholders' Equity
  Current liabilities:
    Current maturities of long-term debt            $    700,000    $    783,333
    Accounts payable                                   8,257,023       5,380,015
    Accrued payrolls and employee benefits             5,020,081       5,272,877
    Other                                           ___9,827,911    ___9,127,459
        Total current liabilities                     23,805,015      20,563,684

  Long-term debt                                       1,350,000       1,350,000
  Other liabilities                                 __24,413,952    __25,430,200
        Total liabilities                             49,568,967      47,343,884

  Shareholders' equity:
    Preference stock - no par value;
     authorized 3,000,000 shares: none issued             -               -
    Common stock - par value $1; authorized
     20,000,000 shares; issued and outstanding
     9,577,621 in 1994 and 1993                        9,577,621       9,577,621
    Additional paid-in capital                       102,555,980     102,555,980
    Retained earnings (deficit)                     _(18,857,970)   _(22,197,466)
                                                      93,275,631      89,936,135
    Translation and other adjustments                  1,645,069       1,214,095
    Unrealized holding gains on securities          ___8,340,527    ______-_____
         Total shareholders' equity                 _103,261,227    __91,150,230

                                                    $152,830,194    $138,494,114

                  See Notes to Consolidated Financial Statements.

                                       - 3 -

                                AMPCO-PITTSBURGH_CORPORATION
                             CONSOLIDATED_STATEMENTS_OF_INCOME
                                        (UNAUDITED)



                                                      Three_Months_Ended_March_31,
                                                      ____1994____    ____1993____

  Net sales                                           $_27,105,976    $_28,836,338
  Operating costs and expenses:
    Cost of products sold (excluding depreciation)      19,828,550      21,629,564
    Selling and administrative                           4,312,102       5,061,912
    Depreciation                                      ___1,381,831    ___1,382,978
                                                      __25,522,483    __28,074,454
  Income from operations                                 1,583,493         761,884
  Other income and (expense):
    Gain from sale of investment                         1,597,509           -
    Interest expense                                       (50,958)       (539,466)
    Interest and other income (expense) - net         ____(179,237)   ____(125,585)

  Income from continuing operations before
   provision for taxes on income                         2,950,807          96,833
  Provision for taxes on income                       ___1,100,000    ______59,000
  Income from continuing operations                      1,850,807          37,833
  Discontinued operations:
    Income from operations                                  -             184,027
    Gain on disposal, net of an income tax
     provision of $931,000                            ___1,728,251    ______-____

  Net income                                          $  3,579,058    $    221,860

  Net income per common share:
    Continuing operations                             $        .19    $          -
    Discontinued operations                           _________.18    _________.02

  Net income                                          $        .37    $        .02

  Cash dividends declared per share                   $       .025    $        .05

  Weighted average number of
   common shares outstanding                             9,577,621       9,577,621








                     See Notes to Consolidated Financial Statements.




                                          - 4 -

                                 AMPCO-PITTSBURGH_CORPORATION
                            CONSOLIDATED_STATEMENTS_OF_CASH_FLOWS
                                         (UNAUDITED)


                                                   Three Months Ended March 31,
                                                   _____1994____   ____1993____

Cash flows from operating activities:
  Net income (loss)                                $  3,579,058    $    221,860
  Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
    Depreciation and amortization                     1,387,831       2,203,455
    (Gain) from sale of investment                   (1,597,509)
    (Gain) on discontinued operations                (2,659,251)         -
    Deferred income taxes                             1,923,000          -
    Other - net                                          19,619          (9,299)
    (Increase) decrease in assets:
      Receivables                                      (774,451)     (3,555,195)
      Inventories                                    (1,616,388)      2,733,265
      Other assets                                       68,756        (585,625)
    Increase (decrease) in liabilities:
      Accounts payable                                2,842,766         210,786
      Accrued payrolls and employee benefits           (284,614)      2,166,243
      Other liabilities                            ____(413,044)   ____(996,329)
  Net cash flows from operating activities         ___2,475,773    ___2,389,161

Cash flows from investing activities:
  Proceeds from disposal of discontinued
   operations                                         2,898,566          -
  Proceeds from sales of investments                  1,053,895          -
  Purchases of property, plant and equipment           (629,814)       (927,684)
  Proceeds from sale of property, plant and
   equipment                                       ______-_____    _____116,279
  Net cash flows from investing activities         ___3,322,647    ____(811,405)

Cash flows from financing activities:
  Repayments of long-term debt                          (83,333)     (1,108,333)
  Dividends paid                                   ____(239,562)   ____(478,880)
  Net cash flows from financing activities         ____(322,895)   __(1,587,213)

Effect of exchange rate changes on cash            ______19,119    _______1,301

Net increase (decrease) in cash                       5,494,644          (8,156)
Cash at beginning of year                          ___9,550,420    ___3,566,072

Cash at end of period                              $ 15,045,064    $  3,557,916

Supplemental information:
  Interest payments                                $     58,185    $    607,501
  Income tax payments                                   294,777          14,597


                      See Notes to Consolidated Financial Statements.

                                           - 5 -

                          AMPCO-PITTSBURGH_CORPORATION
                   NOTES_TO_CONSOLIDATED_FINANCIAL_STATEMENTS



1.  Unaudited_Consolidated_Financial_Statements

    Certain amounts for preceding periods have been reclassified for comparability with the 1994 presentation.

    The condensed consolidated balance sheet as of March 31, 1994, the consolidated statements of income for the three month periods ended March 31, 1994 and 1993 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1993. The results of operations for the period ended March 31, 1994 are not necessarily indicative of the operating results for the full year.


2.  Investments

    In January 1994, the Corporation received a payment of $1,597,509 from Amersham International PLC (Amersham), composed of cash of $813,654 and 52,466 shares of Amersham valued at $783,855, in satisfaction of a contingent purchase price in connection with their 1993 purchase of the Corporation's 20% interest in United States Biochemical Corporation. As no value was assigned previously to the contingent purchase price, the settlement was recorded as a gain.

    During the first quarter of 1994, the Corporation sold 243,500 shares of its interest in Northwestern Steel and Wire Company (Northwestern), realizing proceeds of $2,779,000 and a pre-tax gain of $2,659,251. Consistent with the previous accounting for Northwestern, this gain was reflected in discontinued operations net of a deferred tax provision of $931,000.

    Effective with the first quarter of 1994, the Corporation has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Northwestern and Amersham shares held by the Corporation have been classified as "available for sale" and reported at market value, with the unrealized gains included in shareholders' equity. At March 31, 1994, the Corporation owned 862,831 shares of Northwestern and 249,587 shares of Amersham. The excess of market value over carrying value of $8,340,527 at that date has been included in shareholders' equity.

3.  Litigation

    The Corporation had previously reported on litigation against it in connection with the Chapter 11 filing of Valley-Vulcan Mold Company (Valley), of which a subsidiary of the Corporation is a 50% partner. On April 4, 1994, the Bankruptcy Court issued a favorable judgment denying all claims against the Corporation. No reserve had been established for the outcome of this litigation based on the Corporation's belief that it had meritorious defenses. The plaintiff in the case, the unsecured creditors committee of Valley, has filed a notice of appeal from the Court's decision.

4.  Inventory

    Inventories are comprised of the following:

                                    March 31,       December 31,
                                  ____1994____      ____1993____
             Raw materials        $  4,934,074      $  4,541,169
             Work-in-process        16,832,805        16,081,343
             Finished goods          6,243,212         5,614,401
             Supplies             ___1,954,842      ___1,936,533
                                  $ 29,964,933      $ 28,173,446


5.  Net_Income_Per_Common_Share

    Net income per common share is computed on the basis of a weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares, for the periods presented.

                           AMPCO-PITTSBURGH_CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL_CONDITION_AND_RESULTS_OF_OPERATIONS



The Three Months Ended March 31, 1994
Compared_With_The_Three_Months_Ended_March_31,_1993

Operations

Net sales for 1994 decreased by $1,730,000 or 6.0% from the first quarter 1993. The decline in sales is principally attributable to Aerofin's heat exchange coil business which was impacted by a strike which began on March 12, 1994. Sales for the remaining operations were comparable in both periods. The order backlog at March 31, 1994 was $61,700,000 compared with $56,200,000 at December 31, 1993 and $61,700,000 at March 31, 1993.

The cost of products sold as a percentage of sales was 73.2% in 1994 and 75.0% in 1993. The decrease is primarily a result of an improved product mix in 1994. Also, higher production levels in 1994 compared to 1993 contributed to the decrease. Despite a recent increase in order levels noted in the backlog figures above, competitive pricing pressures are continuing.

Selling and administrative expenses declined by $750,000 or 14.8% compared with the prior year. Administrative expenses were lower due to a combination of staff and expense reductions and increased fee income for services provided by the Corporation to others. Selling expenses benefitted from the elimination of services previously provided by the Corporation's air handling group (AHG) which was sold in the second quarter of 1993.

Income from operations increased to $1,583,000 in 1994 from $762,000 in 1993. The impact of lower sales was more than offset by the improved cost of sales relationship and the decline in selling and administrative expenses.

The gain from sale of investment in 1994 of $1,598,000 represents receipt of a contingent purchase price from Amersham International PLC (Amersham) arising from the 1993 sale of the Corporation's interest in United States Biochemical Corporation. (See Notes to Financial Statements - Note 2).

Interest expense was $51,000 in 1994 compared to $539,000 in 1993. The Corporation prepaid its bank debt in the second quarter of 1993 following the sale of the AHG.

Discontinued operations include a gain in 1994 from the partial disposition of shares held in Northwestern Steel and Wire Company (Northwestern). (See Notes to Financial Statements - Note 2). The 1993 income from discontinued operations represents the results of the AHG.

As a result of all of the above, the Corporation had net income of $3,579,000 in 1994 compared to $222,000 in 1993.

The above mentioned labor dispute at Aerofin is unresolved and is expected to have some impact, but not a material one, on the second quarter results of the Corporation.

Liquidity_and_Capital_Resources

Net cash flow from operating activities was positive in 1994 and 1993 at $2,476,000 and $2,389,000, respectively.

The net cash inflow for investing activities in 1994 includes proceeds from the sale of Northwestern shares and the contingent purchase price receipt from Amersham.

Capital expenditures for 1994 totaled $630,000 compared to $928,000 in 1993. The 1993 capital expenditures include payments with respect to the AHG. Capital appropriations carried forward from March 31, 1994 total $1,714,000. Capital requirements are expected to be financed from funds internally generated.

The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at March 31, 1994 was $22,000,000.

At March 31, 1994, the Corporation owned 862,831 shares of Northwestern which had a market value of $7,658,000. The Corporation also owned 249,587 shares of Amersham which had a market value of $3,951,000. Subsequent to the end of the first quarter, 85,000 shares of Amersham have been sold realizing proceeds of $1,335,000 and a gain of $416,000. The Corporation intends to sell its shares in Northwestern and Amersham in an orderly manner, depending on market conditions.

With respect to environmental concerns, the Corporation has been named a potentially responsible party at several sites by federal, state and local authorities. The Corporation has accrued for costs of remedial actions it would likely be required to take. In addition, the Corporation has provided for environmental clean-up costs related to preparing its discontinued business facilities for sale. While it is not possible to quantify with certainty the potential of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition of the Corporation.

The nature and scope of the Corporations's business bring it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. The Corporation does not anticipate that its financial condition will be materially affected by the costs of known, pending or threatened litigation.

                           PART_II_-_OTHER_INFORMATION
                           AMPCO-PITTSBURGH_CORPORATION



Item 1       Litigation

             Update to Item 3 of Form 10-K for the fiscal year ended December 31, 1993.

             There have been no significant developments in the matters described in Item 3 of Form 10-K for the fiscal year ended December 31, 1993, except as follows:

             Official_Unsecured_Creditors'_Committee_of_Valley-Vulcan_Mold_
             Company v. Microdot,_Inc.,_Valley_Mould_Corporation,_
             Ampco-Pittsburgh_Corporation_and_Vulcan,_Inc. On April 4, 1994, the Court entered an order denying all claims against the Corporation including fraudulent conveyance, equitable subordination of the Corporation's liens, preferential transfer and a claim that Ampco is liable for its subsidiaries' debts. Similar claims against Vulcan, Inc., the subsidiary that is the 50% partner, were also denied, except for its liability as a general partner. Vulcan's only asset is its interest in the partnership and accordingly the judgment will not have any adverse effect on the Corporation. The plaintiff filed an appeal on May 3, 1994.


Items 2 - 3  None

Item 4.      Submission_of_Matters_to_a_Vote_of_Security_Holders

             On April 26, 1994, at the annual meeting of shareholders, William
             D. Eberle and Robert A. Paul were elected directors of the Registrant.

Item 5.      None

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits

             None

       (b)   Reports on Form 8-K

             None

                                    SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          AMPCO-PITTSBURGH CORPORATION




DATE:  __May_12,_1994__                   BY:s/Marshall_L._Berkman________
                                             Marshall L. Berkman
                                             Chairman and
                                              Chief Executive Officer




DATE:  __May_12,_1994__                   BY:s/Ernest_G._Siddons__________
                                             Ernest G. Siddons
                                             Senior Vice President Finance
                                              and Treasurer