Form 10-Q
period 1994-06-30
AMPCO PITTSBURGH CORP
filed 1994-08-10
CIK 6176

                                   FORM lO-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (Mark one)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

                              YES__X__    NO____




On August 10, 1994, 9,577,621 common shares were outstanding.

                          AMPCO-PITTSBURGH_CORPORATION

                                     INDEX


                                                                    Page_No.



Part I - Financial Information:

            Item 1 - Consolidated Financial Statements

                     Consolidated Balance Sheets -
                       June 30, 1994 and December 31, 1993             3

                     Consolidated Statements of Income -
                       Six months ended June 30, 1994 and 1993;
                       Three Months Ended June 30, 1994
                       and 1993                                        4

                     Consolidated Statements of Cash Flows -
                       Six Months Ended June 30, 1994
                       and 1993                                        5

                     Notes to Consolidated Financial
                       Statements                                      6

            Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      8



Part II - Other Information:

            Item 1 - Litigation                                       10

            Signatures                                                11

                            PART_I_-_FINANCIAL_INFORMATION
                             AMPCO-PITTSBURGH_CORPORATION
                             CONSOLIDATED_BALANCE_SHEETS
                                     (UNAUDITED)

                                                      June 30,      December 31,
                                                    ____1994_____   ____1993____


Assets
  Current assets:
    Cash and cash equivalents                       $ 15,776,373    $  9,550,420
    Receivables, less allowance for doubtful
     accounts of $329,117 in 1994 and
     $281,885 in 1993                                 20,859,745      17,864,251
    Inventories                                       30,279,208      28,173,446
    Investments available for sale, at market in
     1994                                              7,226,733       2,839,620
    Other                                           ___5,190,660    ___4,919,124
        Total current assets                          79,332,719      63,346,861

  Property, plant and equipment, at cost              98,965,138      96,934,530
  Accumulated depreciation                          _(49,360,089)   _(46,346,106)
        Net property, plant and equipment             49,605,049      50,588,424

  Prepaid pension                                     14,826,896      15,201,896
  Other assets                                      ___7,210,834    ___9,356,933
                                                    $150,975,498    $138,494,414

Liabilities and Shareholders' Equity
  Current liabilities:
    Current maturities of long-term debt            $    350,000    $    783,333
    Accounts payable                                   7,242,707       5,380,015
    Accrued payrolls and employee benefits             4,847,515       5,272,877
    Other                                           ___9,987,060    ___9,127,459
        Total current liabilities                     22,427,282      20,563,684

  Long-term debt                                       1,350,000       1,350,000
  Other liabilities                                 __24,055,305    __25,430,200
        Total liabilities                             47,832,587      47,343,884

  Shareholders' equity:
    Preference stock - no par value;
     authorized 3,000,000 shares: none issued             -               -
    Common stock - par value $1; authorized
     20,000,000 shares; issued and outstanding
     9,577,621 in 1994 and 1993                        9,577,621       9,577,621
    Additional paid-in capital                       102,555,980     102,555,980
    Retained earnings (deficit)                     _(17,357,628)   _(22,197,466)
                                                      94,775,973      89,936,135
    Translation and other adjustments                  2,131,569       1,214,095
    Unrealized holding gains on securities          ___6,235,369    ______-_____
         Total shareholders' equity                 _103,142,911    __91,150,230

                                                    $150,975,498    $138,494,114

                  See Notes to Consolidated Financial Statements.

                                     AMPCO-PITTSBURGH_CORPORATION
                                  CONSOLIDATED_STATEMENTS_OF_INCOME
                                             (UNAUDITED)


                                   _Six_Months_Ended_June_30,_     _Three_Months_Ended_June_30,_
                                       1994            1993            1994            1993


Net sales                          $_56,838,589    $_58,221,699    $_29,732,613    $_29,385,361

Operating costs and expenses:
   Cost of products sold
    excluding depreciation           41,867,419      43,227,126      22,038,869      21,597,562
   Selling and administrative         8,457,232       9,731,373       4,145,130       4,669,461
   Depreciation                    ___2,756,062    ___2,693,336    ___1,374,231    ___1,310,358
                                   __53,080,713    __55,651,835    __27,558,230    __27,577,381
Income from operations                3,757,876       2,569,864       2,174,383       1,807,980

Other income and (expense):
   Gain on sale of investment         2,327,659       6,489,738         730,150       6,489,738
   Interest expense                    (110,598)       (805,096)        (59,640)       (265,630)
   Other income (expense) - net    ____(384,226)   ____(316,611)   ____(204,989)   ____(191,026)
Income from continuing
 operations before provision for
 taxes on income                      5,590,711       7,937,895       2,639,904       7,841,062
Provision for taxes on income      ___2,000,000    _____240,000    _____900,000    _____181,000
Income from continuing operations     3,590,711       7,697,895       1,739,904       7,660,062

Discontinued operations:
   Loss from operations                  -             (596,306)          -            (780,333)
   Gain (loss) on disposal, net
    of an income tax provision
    of $931,000 in 1994            ___1,728,251    _(15,490,990)   _______-_____   _(15,490,990)

Net income (loss)                  $  5,318,962    $ (8,389,401)   $  1,739,904    $ (8,611,261)

Net income (loss) per common share:
   Continuing operations           $        .38    $        .80    $        .18    $        .80
   Discontinued operations         _________.18    _______(1.68)   ___________-    _______(1.70)
   Net income (loss)               $        .56    $       (.88)   $        .18    $       (.90)

Cash dividends declared per
 share                             $        .05    $        .10    $       .025    $        .05

Weighted average common shares
 outstanding                          9,577,621       9,577,621       9,577,621       9,577,621



                           See Notes to Consolidated Financial Statements


                                 AMPCO-PITTSBURGH_CORPORATION
                            CONSOLIDATED_STATEMENTS_OF_CASH_FLOWS
                                         (UNAUDITED)


                                                    Six Months Ended June 30,
                                                   _____1994____   ____1993____


Cash flows from operating activities:
  Net income (loss)                                $  5,318,962    $ (8,389,401)
  Adjustments to reconcile net income to
   net cash flows from operating activities:
    Depreciation and amortization                     2,756,062       3,808,121
    (Gain) on sale of investment                     (2,327,659)     (6,489,738)
    (Gain) loss on disposal of discontinued
      operations                                     (2,659,251)     15,490,990
    Deferred income taxes                             2,710,464          -
    Other - net                                         128,002          84,921
    (Increase) decrease in assets:
      Accounts receivable                            (2,679,475)      2,400,955
      Inventories                                    (1,815,360)      2,205,236
      Other assets                                       (6,438)        477,767
    Increase (decrease) in liabilities:
      Accounts payable                                1,809,113      (1,101,753)
      Accrued payrolls and employee benefits           (483,567)      1,523,361
      Other liabilities                            ____(708,214)   __(1,377,912)
  Net cash flows from operating activities         ___2,042,639    ___8,632,547

Cash flows from investing activities:
  Proceeds from disposal of discontinued
   operations                                         2,898,566      30,268,962
  Proceeds from sales of investments                  3,512,045       6,970,418
  Purchases of property, plant and equipment         (1,452,818)     (1,239,898)
  Proceeds from sale of property, plant and
   equipment                                       ______18,505    _____132,452
  Net cash flows from investing activities         ___4,976,298    __36,131,934

Cash flows from financing activities:
  Repayments of notes payable to bank                    -          (13,000,000)
  Repayments of long-term debt                         (433,333)    (25,963,195)
  Dividends paid                                   ____(479,125)   ____(958,005)
  Net cash flows from financing activities         ____(912,458)   _(39,921,200)

Effect of exchange rate changes on cash            _____119,474    _____(18,213)

Net increase in cash                                  6,225,953       4,825,068
Cash at beginning of year                          ___9,550,420    ___3,566,072

Cash at end of period                              $ 15,776,373    $  8,391,140

Supplemental information:
  Interest payments                                $    113,090    $    860,233
  Income tax payments                                   699,757          86,806


                      See Notes to Consolidated Financial Statements.

                           AMPCO-PITTSBURGH_CORPORATION
                    NOTES_TO_CONSOLIDATED_FINANCIAL_STATEMENTS



1.  Unaudited_Consolidated_Financial_Statements

    Certain amounts for preceding periods have been reclassified for comparability with the 1994 presentation.

    The condensed consolidated balance sheet as of June 30, 1994, the consolidated statements of income for the three and six month periods ended June 30, 1994 and 1993 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1993. The results of operations for the periods ended June 30, 1994 are not necessarily indicative of the operating results for the full year.

2.  Investments

    On April 2, 1993, Amersham International PLC (Amersham) acquired United States Biochemical Corporation (Biochem), including Ampco-Pittsburgh Corporation's investment therein. The proceeds to the Corporation were comprised of: cash $6,500,000 and common shares of Amersham valued at $2,300,000. The Corporation recorded a gain of $6,490,000 with respect to this transaction in the second quarter of 1993.

    In January 1994, the Corporation received a payment of $1,598,000 from Amersham, composed of cash of $814,000 and 52,466 shares of Amersham valued at $784,000 in satisfaction of a contingent purchase price in connection with their 1993 purchase of the Corporation's 20% interest in Biochem. As no value was assigned previously to the contingent purchase price, the settlement was recorded as a gain.

    During the second quarter of 1994, the Corporation sold 160,000 shares of its holdings in Amersham, realizing proceeds of $2,458,000 and a pre-tax gain of $730,000. The Corporation has remaining 89,587 shares of Amersham, of which 36,726 shares are restricted from sale until May 1996.

    During the first quarter of 1994, the Corporation sold 243,500 shares of its interest in Northwestern Steel and Wire Company (Northwestern), realizing proceeds of $2,779,000 and a pre-tax gain of $2,659,000. Consistent with the previous accounting for Northwestern, this gain was reflected in discontinued operations net of a deferred tax provision of $931,000. At June 30, 1994, the Corporation owns 862,831 shares of Northwestern.

    The Northwestern and unrestricted Amersham shares held by the Corporation have been reclassified as "available for sale" in accordance with SFAS No. 115 and reported at fair value, with the unrealized gains included in shareholders' equity. The excess of market value over carrying value of $6,235,000 at June 30, 1994 has been included in shareholders' equity.

3.  Disposition

    On May 6, 1993, the Corporation sold its air handling operations in the United States, Canada and Mexico to Howden Group, PLC for a cash purchase price of $34,250,000. The transaction resulted in a loss of $15,491,000.

4.  Litigation

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

    In addition to the litigation noted above, the Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes that the results of the above noted litigation and other pending legal proceedings will not have a materially adverse effect on the Corporation's financial condition or results of operation.

5.  Inventory


    Inventories are comprised of the following:

                                    June 30,        December 31,
                                  ____1994____      ____1993____


             Raw materials        $  4,985,833      $  4,541,169
             Work-in-process        17,161,098        16,081,343
             Finished goods          6,048,700         5,614,401
             Supplies             ___2,083,577      ___1,936,533
                                  $ 30,279,208      $ 28,173,446

6.  Provision_for_taxes_on_income

    The difference in tax provisions from statutory rates for 1993 were due principally to the capital gain on the sale of Biochem being more than offset by the capital loss from the sale of the air handling operations.

7.  Net_Income_Per_Common_Share

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


                          AMPCO-PITTSBURGH_CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL_CONDITION_AND_RESULTS_OF_OPERATIONS



Operations for the Six and Three Month
Periods_Ended_June_30,_1994_and_1993__

Net sales of $29,733,000 in the second quarter of 1994 were comparable to sales of $29,385,000 in the same period of the prior year. Net sales for the first half of 1994 are lower by 2.4% compared to 1993 due principally to the first quarter impact of a strike at Aerofin's heat exchange coil business. The order backlog at June 30, 1994 was $62,900,000 compared with $56,200,000 at December 31, 1993 and $59,200,000 at June 30, 1993.

The cost of products sold relationships for the six and three months ended June 30, 1994 were 73.7% and 74.1%, respectively. This compares with the prior comparable periods at 74.2% and 73.5%, respectively. Year-to-date margins have improved modestly; however, further improvement was impacted by increased costs of the Aerofin labor dispute.

Selling and administrative expenses declined by $1,275,000 or 13% for the year-to-date period and $524,000 or 11% for the second quarter, both compared to the prior year. The decline was primarily due to a combination of staff and expense reductions and increased fee income for services provided by the Corporation to others.

Due to the above, the income from operations was $3,758,000 and $2,174,000 for the six and three month periods ended June 30, 1994, respectively. This compares with prior year comparable periods at $2,570,000 and $1,808,000, respectively.

For a discussion on the gains on sales of investments, see Notes to Financial Statements - Note 2.

Interest expense was lower in the 1994 periods due to the prepayment of bank debt in the second quarter of 1993 following the sale of the air handling group (AHG).

For a discussion on the provision for taxes on income, see Notes to Financial Statements - Note 6.

Discontinued operations include a gain in 1994 from the partial disposition of shares held in Northwestern Steel and Wire Company (Northwestern). (See Notes to Financial Statements - Note 2). The 1993 amounts represent the operating results and loss on sale of the AHG.

As a result of all of the above, the Corporation had net income for the six and three months ended June 30, 1994 of $5,319,000 and $1,740,000, respectively. This compares with net losses for the prior year comparable periods of $8,389,000 and $8,611,000, respectively.

As a result of replacing part of the former workforce at Aerofin, the labor dispute, although ongoing, is expected to have less of an impact on earnings during the second half of the year.

Liquidity_and_Capital_Resources

Net cash flow from operating activities was positive for the six months ended June 30, 1994 at $2,043,000 and compares with positive cash flows of $8,633,000 for the comparable period 1993. Net cash outflow for working capital changes and payments associated with discontinued operations was $3,884,000 in 1994 compared to net cash inflows of $4,128,000 in 1993. The 1994 net cash outflow reflects an increased level of trade receivables compared to 1993 due to timing of sales within the quarter. The 1993 net cash inflow included a reduction in working capital for the air handling operations prior to sale.

The net cash inflow for investing activities in 1994 includes proceeds from the sale of Amersham and Northwestern shares and the contingent purchase price receipt from Amersham.

Capital expenditures for 1994 totaled $1,453,000 compared to $1,240,000 in 1993. Capital appropriations carried forward from June 30, 1994 total $1,784,000. Capital requirements are expected to be financed from funds internally generated.

The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at June 30, 1994 was $22,000,000.

At June 30, 1994, the Corporation owned 862,831 shares of Northwestern which had a market value of $6,471,000. The Corporation intends to sell its shares in Northwestern in an orderly manner, depending on market conditions. The Corporation also owned 89,587 shares of Amersham of which 36,726 shares are restricted from sale until May 1996. Subsequent to the end of the second quarter, the 52,861 unrestricted shares of Amersham were sold realizing proceeds of $798,000 and a gain of $227,000.

With respect to environmental concerns, the Corporation has been named a potentially responsible party at several sites by federal, state and local authorities. The Corporation has accrued for costs of remedial actions it would likely be required to take. In addition, the Corporation has provided for environmental clean-up costs related to preparing its discontinued business facilities for sale. While it is not possible to quantify with certainty the potential of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws will not have a material adverse effect on the financial condition or results of operations of the Corporation.

                          PART_II_-_OTHER_INFORMATION
                          AMPCO-PITTSBURGH_CORPORATION



Item 1       Litigation

             Update to Item 3 of Form 10-K for the fiscal year ended December 31, 1993.

             There have been no significant developments in the matters described in Item 3 of Form 10-K for the fiscal year ended December 31, 1993 since the matters reported in the 10-Q filed for the quarter ended March 31, 1994.

Items 2 - 5  None

Item 6       Exhibits and Reports on Form 8-K

       (a)   Exhibits

             None

       (b)   Reports on Form 8-K

             None

                                    SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          AMPCO-PITTSBURGH CORPORATION




DATE:  August_10,_1994                    BY:s/Marshall_L._Berkman________
                                             Marshall L. Berkman
                                             Chairman and
                                              Chief Executive Officer




DATE:  August_10,_1994                    BY:s/Ernest_G._Siddons__________
                                             Ernest G. Siddons
                                             Senior Vice President Finance
                                              and Treasurer