Form 10-Q
period 1994-09-30
AMPCO PITTSBURGH CORP
filed 1994-11-14
CIK 6176

                                  FORM lO-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          (Mark one)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1994

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

                              YES__X__    NO____




On November 11, 1994, 9,577,621 common shares were outstanding.

The exhibit index is located on page 12 of 37 pages.

                         AMPCO-PITTSBURGH_CORPORATION

                                    INDEX


                                                                    Page_No.



Part I - Financial Information:

            Item 1 - Consolidated Financial Statements

                     Consolidated Balance Sheets -
                       September 30, 1994 and December 31, 1993        3

                     Consolidated Statements of Income -
                       Nine months ended September 30, 1994
                       and 1993; Three Months Ended September 30,
                       1994 and 1993                                   4

                     Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 1994
                       and 1993                                        5

                     Notes to Consolidated Financial
                       Statements                                      6

            Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      8



Part II - Other Information:

            Item 5   Other Information                                10

            Item 6   Exhibits and Reports on Form 8-K                 10

            Signatures                                                11

            Exhibit Index                                             12

            Exhibit 1                                                 13

            Exhibit 2                                                 24

            Exhibit 27                                                37

                           PART_I_-_FINANCIAL_INFORMATION
                            AMPCO-PITTSBURGH_CORPORATION
                            CONSOLIDATED_BALANCE_SHEETS
                                    (UNAUDITED)

                                                    September 30,   December 31,
                                                    ____1994_____   ____1993____


Assets
  Current assets:
    Cash and cash equivalents                       $ 19,619,161    $  9,550,420
    Receivables, less allowance for doubtful
     accounts of $332,346 in 1994 and
     $281,885 in 1993                                 20,673,045      17,864,251
    Inventories                                       29,933,990      28,173,446
    Investments available for sale, at market in
     1994                                              6,147,671       2,839,620
    Other                                           ___1,372,842    ___4,919,124
        Total current assets                          77,746,709      63,346,861

  Property, plant and equipment, at cost              99,888,712      96,934,530
  Accumulated depreciation                          _(50,803,129)   _(46,346,106)
        Net property, plant and equipment             49,085,583      50,588,424

  Prepaid pension                                     14,894,862      15,201,896
  Other assets                                      ___6,119,019    ___9,356,933
                                                    $147,846,173    $138,494,414

Liabilities and Shareholders' Equity
  Current liabilities:
    Current maturities of long-term debt            $    350,000    $    783,333
    Accounts payable                                   6,133,468       5,380,015
    Accrued payrolls and employee benefits             4,948,738       5,272,877
    Other                                           ___8,709,422    ___9,127,459
        Total current liabilities                     20,141,628      20,563,684

  Long-term debt                                       1,350,000       1,350,000
  Other liabilities                                 __24,503,080    __25,430,200
        Total liabilities                             45,994,708      47,343,884

  Shareholders' equity:
    Preference stock - no par value;
     authorized 3,000,000 shares: none issued             -               -
    Common stock - par value $1; authorized
     20,000,000 shares; issued and outstanding
     9,577,621 in 1994 and 1993                        9,577,621       9,577,621
    Additional paid-in capital                       102,555,980     102,555,980
    Retained earnings (deficit)                     _(16,464,753)   _(22,197,466)
                                                      95,668,848      89,936,135
    Translation and other adjustments                  2,455,251       1,214,095
    Unrealized holding gains on securities          ___3,727,366    ______-_____
         Total shareholders' equity                 _101,851,465    __91,150,230

                                                    $147,846,173    $138,494,114

                 See Notes to Consolidated Financial Statements.

                                    AMPCO-PITTSBURGH_CORPORATION
                                 CONSOLIDATED_STATEMENTS_OF_INCOME
                                            (UNAUDITED)


                                   Nine_Months_Ended_Sept._30,     _Three_Months_Ended_Sept._30,
                                       1994            1993            1994            1993

Net sales                          $_84,428,496    $_81,921,467    $_27,589,907    $_23,699,768

Operating costs and expenses:
   Cost of products sold
    excluding depreciation           61,845,036      60,438,503      19,977,617      17,211,377
   Selling and administrative        12,969,382      13,809,096       4,512,150       4,077,723
   Depreciation                    ___4,124,037    ___3,999,658    ___1,367,975    ___1,306,322
                                   __78,938,455    __78,247,257    __25,857,742    __22,595,422
Income from operations                5,490,041       3,674,210       1,732,165       1,104,346

Other income and (expense):
   Gain on sale of investment         2,554,294       6,489,738         226,635           -
   Interest expense                    (160,244)       (857,182)        (49,646)        (52,086)
   Other income (expense) - net    ____(450,942)   ____(365,318)   _____(66,716)   _____(48,707)
Income from continuing
 operations before provision for
 taxes on income                      7,433,149       8,941,448       1,842,438       1,003,553
Provision for taxes on income      ___2,710,000    _____340,000    _____710,000    _____100,000
Income from continuing operations     4,723,149       8,601,448       1,132,438         903,553

Discontinued operations:
   Loss from operations                  -             (596,306)          -               -
   Gain (loss) on disposal, net
    of an income tax provision
    of $931,000 in 1994            ___1,728,251    _(15,490,990)   _______-_____   _______-____

Net income (loss)                  $  6,451,400    $ (7,485,848)   $  1,132,438    $    903,553

Net income (loss) per common share:
   Continuing operations           $        .49    $        .90    $        .12    $        .09
   Discontinued operations         _________.18    _______(1.68)   ___________-    ___________-
   Net income (loss)               $        .67    $       (.78)   $        .12    $        .09

Cash dividends declared per
 share                             $       .075    $       .125    $       .025    $       .025

Weighted average common shares
 outstanding                          9,577,621       9,577,621       9,577,621       9,577,621



                          See Notes to Consolidated Financial Statements


                                AMPCO-PITTSBURGH_CORPORATION
                           CONSOLIDATED_STATEMENTS_OF_CASH_FLOWS
                                        (UNAUDITED)


                                                   Nine Months Ended Sept. 30,
                                                   _____1994____   ____1993____

Cash flows from operating activities:
  Net income (loss)                                $  6,451,400    $ (7,485,848)
  Adjustments to reconcile net income (loss) to
   net cash flows from operating activities:
    Depreciation and amortization                     4,124,037       5,067,899
    (Gain) on sale of investment                     (2,554,294)     (6,489,738)
    (Gain) loss on disposal of discontinued
      operations                                     (2,659,251)     15,490,990
    Deferred income taxes                             3,304,958          -
    Other - net                                         190,686         144,465
    (Increase) decrease in assets:
      Accounts receivable                            (2,414,897)      2,434,931
      Inventories                                    (1,338,682)      3,483,069
      Other assets                                    2,611,275         205,112
    Increase (decrease) in liabilities:
      Accounts payable                                  627,933      (1,331,033)
      Accrued payrolls and employee benefits           (401,892)      1,782,112
      Other liabilities                            __(2,340,094)   __(3,126,955)
  Net cash flows from operating activities         ___5,601,179    __10,175,004

Cash flows from investing activities:
  Proceeds from disposal of discontinued
   operations                                         3,278,070      30,668,962
  Proceeds from sales of investments                  4,309,579       6,720,746
  Purchases of property, plant and equipment         (2,195,365)     (2,046,547)
  Proceeds from sale of property, plant and
   equipment                                       ______19,253    _____132,429
  Net cash flows from investing activities         ___5,411,537    __35,475,590

Cash flows from financing activities:
  Repayments of notes payable to bank                    -          (13,000,000)
  Repayments of long-term debt                         (433,333)    (26,046,527)
  Dividends paid                                   ____(718,687)   __(1,437,131)
  Net cash flows from financing activities         __(1,152,020)   _(40,483,658)

Effect of exchange rate changes on cash            _____208,045    _____(25,288)

Net increase in cash                                 10,068,741       5,141,648
Cash at beginning of year                          ___9,550,420    ___3,566,072

Cash at end of period                              $ 19,619,161    $  8,707,720

Supplemental information:
  Interest payments                                $    158,490    $    904,597
  Income tax payments (refunds) - net                 1,033,167        (222,463)


                     See Notes to Consolidated Financial Statements.


                          AMPCO-PITTSBURGH_CORPORATION
                   NOTES_TO_CONSOLIDATED_FINANCIAL_STATEMENTS



1.  Unaudited_Consolidated_Financial_Statements

    Certain amounts for preceding periods have been reclassified for comparability with the 1994 presentation.

    The condensed consolidated balance sheet as of September 30, 1994, the consolidated statements of income for the three and nine month periods ended September 30, 1994 and 1993 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1993. The results of operations for the periods ended September 30, 1994 are not necessarily indicative of the operating results for the full year.

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

    During the second and third quarters of 1994, the Corporation sold 212,861 shares of its holdings in Amersham, realizing proceeds of $3,256,000 and a pre-tax gain of $957,000 (including $227,000 in the third quarter). The Corporation has remaining 36,726 shares of Amersham which are restricted from sale until May 1996.

    During the first quarter of 1994, the Corporation sold 243,500 shares of its interest in Northwestern Steel and Wire Company (Northwestern), realizing proceeds of $2,779,000 and a pre-tax gain of $2,659,000. Consistent with the previous accounting for Northwestern, this gain was reflected in discontinued operations net of a deferred tax provision of $931,000. At September 30, 1994, the Corporation owns 862,831 shares of Northwestern.

    The Northwestern shares held by the Corporation have been reclassified as "available for sale" in accordance with SFAS No. 115 and reported at fair value, with the unrealized gain included in shareholders' equity. The excess of market value over carrying value of $3,727,000 at September 30, 1994, net of a deferred tax charge of $2,000,000, has been included in shareholders' equity.

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

5.  Inventory

    Inventories are comprised of the following:


                                  September 30,     December 31,
                                  ____1994____      ____1993____


             Raw materials        $  5,433,202      $  4,541,169
             Work-in-process        17,385,313        16,081,343
             Finished goods          4,919,441         5,614,401
             Supplies             ___2,196,034      ___1,936,533
                                  $ 29,933,990      $ 28,173,446

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

                          AMPCO-PITTSBURGH_CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL_CONDITION_AND_RESULTS_OF_OPERATIONS



Operations for the Nine and Three Month
Periods_Ended_September_30,_1994_and_1993

Net sales for the nine months ended September 30, 1994 increased by $2,507,000 or 3% over 1993. Net sales for the third quarter increased by $4,013,000 or 17% compared to 1993 reflecting improved volume for all operations.
The order backlog at September 30, 1994 was $59,800,000 compared with $56,200,000 at December 31, 1993 and $58,500,000 at September 30, 1993.

The cost of products sold relationships for the nine and three months ended September 30, 1994 were 73.3% and 72.4%, respectively. This compares with the prior comparable periods at 73.8% and 72.6%, respectively. Year-to-date margins have improved modestly; however, further improvement was impacted by a strike at Aerofin which also resulted in a reduction in first quarter shipments and subsequent replacement of a major portion of the labor force. Aerofin is now fully operational.

Selling and administrative expenses declined by $840,000 or 6% for the year-to-date period. The decline was primarily due to a combination of staff and expense reductions and increased fee income for services provided by the Corporation to others. Selling and administrative expenses increased by $434,000 or 11% for the third quarter compared to 1993 due principally to increased commissions as a result of the higher sales level.

Due to the above, the income from operations was $5,490,000 and $1,732,000 for the nine and three month periods ended September 30, 1994, respectively. This compares with prior year comparable periods at $3,674,000 and $1,104,000, respectively.

For a discussion on the gain on sales of investments, see Notes to Financial Statements - Note 2.

Interest expense was lower in the year-to-date 1994 period due to the prepayment of bank debt in the second quarter of 1993 following the sale of the air handling group (AHG).

For a discussion on the provision for taxes on income, see Notes to Financial Statements - Note 6.

Discontinued operations include a gain in 1994 from the partial disposition of shares held in Northwestern Steel and Wire Company (Northwestern). (See Notes to Financial Statements - Note 2). The 1993 amounts represent the operating results and loss on sale of the AHG.

As a result of all of the above, the Corporation had net income for the nine and three months ended September 30, 1994 of $6,451,000 and $1,132,000, respectively. This compares with a net loss in 1993 for the nine month period of $(7,486,000) and net income for the three month period of $904,000.

Liquidity_and_Capital_Resources

Net cash flow from operating activities was positive for the nine months ended September 30, 1994 at $5,601,000 and compares with positive cash flows of $10,175,000 for the comparable period 1993. Net cash outflow for working capital changes and payments associated with discontinued operations was $3,256,000 in 1994 compared to net cash inflows of $3,447,000 in 1993. The 1994 net cash outflow reflects an increased level of trade receivables compared to 1993 due to the increased sales activity in the third quarter. The 1993 net cash inflow included a reduction in working capital for the air handling operations prior to sale. Net cash flow from operating activities in 1994 includes a recovery of $2,200,000 from the Chapter 11 estate of Valley-Vulcan Mold Company in connection with the Corporation's lien in respect of a previously paid industrial revenue bond guarantee. (See Notes to Financial Statements - Note 4.

The net cash inflow for investing activities in 1994 includes proceeds from the sale of Amersham and Northwestern shares and the contingent purchase price receipt from Amersham.

Capital expenditures for 1994 totaled $2,195,000 compared to $2,047,000 in 1993. Capital appropriations carried forward from September 30, 1994 total $1,452,000. Capital requirements are expected to be financed from funds internally generated.

The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at September 30, 1994 was $22,000,000.

At September 30, 1994, the Corporation owned 862,831 shares of
Northwestern which had a market value of $6,148,000. The Corporation intends to sell its shares in Northwestern in an orderly manner, depending on market conditions. The Corporation also owned 36,726 shares of Amersham which are restricted from sale until May 1996.

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

                         PART_II_-_OTHER_INFORMATION
                         AMPCO-PITTSBURGH_CORPORATION



Items 1-4    None


Item 5       Other_Information

             On September 8, 1994, Marshall L. Berkman, Chairman and Chief Executive Officer, and Ronald L. Cale, Manager of Tax, died as a result of the crash of U.S. Air Flight 427. On September 20, 1994, the Board of Directors elected Louis Berkman as Chairman of the Board, Robert A. Paul as President and Chief Executive Officer, Ernest G. Siddons as Executive Vice President and Chief Operating Officer, and Robert J. Reilly as Treasurer and Controller. Winifred Jones was named Manager of Tax.

Item 6       Exhibits and Reports on Form 8-K

       (a)   Exhibits

             1.  Amended and Restated by-laws (3)

             2. Category 1 Severance Agreement between Ampco-Pittsburgh Corporation and Louis Berkman (10)

             27. Financial Data Schedule

       (b)   Reports on Form 8-K

             None

                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          AMPCO-PITTSBURGH CORPORATION




DATE:  November_11,_1994                  BY:s/Robert_A._Paul_____________
                                             Robert A. Paul
                                             President and
                                              Chief Executive Officer




DATE:  November_11,_1994                  BY:s/Ernest_G._Siddons__________
                                             Ernest G. Siddons
                                             Executive Vice President and
                                              Chief Operating Officer

                         AMPCO-PITTSBURGH_CORPORATION

                                EXHIBIT_INDEX



                                                                 Page_No.

Exhibit 1 -  Amended and restated by-laws (3)                  13 of 37 pages

Exhibit 2 -  Category I Severance Agreement between            24 of 37 pages
             Ampco-Pittsburgh Corporation and Louis
             Berkman (10)

Exhibit 27 - Financial Data Schedule (FDS)                     37 of 37 pages