Form 10-K405
period 1994-12-31
AMPCO PITTSBURGH CORP
filed 1995-03-23
CIK 6176

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended December 31, 1994; or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from         to
                                             -------    -------
Commission File Number 1-898

                         AMPCO-PITTSBURGH CORPORATION
                         ----------------------------

Incorporated in Pennsylvania                  I.R.S. Employer Identification
                                              No. 25-1117717

600 Grant Street, Suite 4600, Pittsburgh, Pennsylvania               15219
- ------------------------------------------------------              -------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code 412/456-4400
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
      Title of each class               on which registered
      -------------------              ----------------------
    Common stock, $1 par value         New York Stock Exchange
                                       Philadelphia Stock Exchange

    Series A Preference Stock          New York Stock Exchange
      Purchase Rights                  Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 1995, 9,577,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $66 million.

DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1994.

Exhibit Index is located on Page 26 of 50.

                                    PART I


ITEM 1 - BUSINESS
- -----------------

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

     In 1993, Amersham International plc acquired United States Biochemical Corporation, a small private company in which the Corporation owned a 20% interest. As a result of that transaction, the Corporation received cash and stock of Amersham. In 1994, the Corporation sold most of its investment in Amersham. It also sold a portion of its investment in Northwestern Steel and Wire Company and currently owns approximately 3.5% of that company.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating profit of the Corporation's only segment and the identifiable assets attributable to it for the three years ended December 31, 1994 are set forth in Note 16 (Business Segment Information) on p. 15 of the accompanying Annual Report which is incorporated herein by reference.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     The Corporation produces finned tube heat exchange coils and pumps for the construction, electric utility, refrigeration, chemical processing and marine defense industries, feed screws and other machine parts for the plastics industry and forged hardened steel rolls for producers of cold rolled steel, aluminum and other metals. These products are heavily dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and, to a lesser extent, in foreign countries.

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

     Raw Materials
     -------------

     Raw materials are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Certain of the raw materials used by the Corporation have historically been subject to variations in price. The Corporation generally does not purchase or arrange for the purchase of raw materials significantly in advance of the time it requires them.

     Patents
     -------

     While the Corporation holds some patents, trademarks and licenses, in the opinion of management they are not material to the Corporation's business other than in protecting the goodwill associated with the names under which its products are sold.

     Working Capital
     ---------------

     The Corporation maintains levels of inventory, which generally reflect its normal requirements and are believed to reflect the practices of its industries. Production is generally to custom order and requires inventory levels of raw materials or semi-finished products with only a limited level of finished products.

     Backlog
     -------

     The backlog of orders at December 31, 1994 was approximately $70,200,000 compared to a backlog of $56,300,000 at year end 1993. Most of those orders are expected to be filled in 1995.

     Competition
     -----------

     The Corporation faces considerable competition from a large number of companies. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves.

     Buffalo Pumps, Inc. produces a line of centrifugal pumps and competes with many other producers. Aerofin Corporation produces finned tube heat exchange coils and competes in commercial and industrial markets with a broad product line. There are several major competitors in these markets. Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States. In addition to several domestic competitors, European and Japanese manufacturers also compete in both the domestic and foreign markets. New Castle Industries primarily produces feed screws and other machine parts for use in the plastics industry and competes with a number of small regional companies. Competition in all of the Corporation's businesses is based on quality, service, price and delivery.

     Research and Development
     ------------------------

     The Corporation operates in mature industries and does not expend material amounts for research and development. The activities that are undertaken are primarily designed to improve existing products, reduce costs and adapt products to specific customer requirements.

     Environmental Protection Compliance Costs
     -----------------------------------------

     Expenditures for environmental control matters were not material in 1994 and such expenditures in 1995 are not expected to be material. However, with increasing regulatory activity, such expenditures may increase.

     Employees
     ---------

     In December, 1994, the Corporation had 955 employees, of whom 318 were sales, executive, administrative, engineering and clerical personnel. All production and craft employees are covered by negotiated labor agreements with various unions.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Corporation's only foreign operation is a manufacturing plant located in Belgium that principally serves the European markets. For financial information relating to foreign and domestic operations see Note 16 (Business Segment Information) on p. 15 of the accompanying Annual Report which is incorporated herein by reference.

ITEM 2 - PROPERTIES
- -------------------

     The Corporation is in one segment that produces engineered products. The location and general character of the principal locations, all of which are owned, are as follows:


Company and                        Principal       Approximate      Type of
  Location                            Use         Square Footage  Construction
- -----------------------------  -----------------  --------------  ------------

Aerofin Corporation            Manufacturing      146,000 on      Brick,
4621 Murray Place              facilities and     15.3 acres      concrete
Lynchburg, VA  24506           offices                            and steel

Buffalo Pumps, Inc.            Manufacturing      94,000 on       Brick and
874 Oliver Street              facilities and     7 acres         cement
N. Tonawanda, NY  14120        offices                            block

New Castle Industries, Inc.    Manufacturing      81,600 on       Sheet
1399 Countryline Road          facilities and     18.5 acres      metal
New Castle, PA  16102          offices

New Castle Industries, Inc.    Manufacturing      31,000          Masonry
925 Industrial Street          facilities         5.3 acres       with steel
New Castle, PA  16102                                             truss roof

Union Electric Steel Corp.     Manufacturing      186,000 on      Steel
Route 18                       plant              55 acres        sided
Burgettstown, PA  15021

Union Electric Steel Corp.     Manufacturing      153,000 on      Steel
726 Bell Street                facilities,        5 acres         sided
Carnegie, PA  15106            offices and plant

Union Electric Steel Corp.     Manufacturing      75,000 on       Steel
U.S. Highway 30                facilities         20 acres        sided
Valparaiso, IN  46383

Union Electric Steel, N.V.     Manufacturing      66,000 on       Concrete
Industrie Park                 facilities and     15 acres        and steel
B-3980 Tessenderlo             offices
Belgium

- ----------

(1) The Corporation holds properties of discontinued operations for sale in Monaca and Coraopolis, PA; Longview, TX; Plymouth, MI and Chicago, IL.

(2) The Corporate office space is leased as are domestic sales offices. Union Electric Steel also leases approximately 40,000 square feet of manufacturing space. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1994.

(3) The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 1994. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.

ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

     The Corporation has been involved in various claims and lawsuits incidental to its business. In the opinion of management, the Corporation has meritorious defenses in those cases and believes that, in the aggregate, any liability will not have a material effect on the financial position of the Corporation.

     Three lawsuits were commenced in May, 1991 against the Corporation and its subsidiary, Vulcan, Inc. ("Vulcan"), arising out of the filing of a petition under Chapter 11 of the United States Bankruptcy Code in October, 1990 by Valley-Vulcan Mold Company (the "Partnership"), a 50/50 partnership formed in September, 1987 between Vulcan and Valley Mould Corporation, a subsidiary of Microdot, Inc. Microdot and Valley are unrelated to the Corporation and were also defendants in the lawsuits. The Partnership acquired the ingot mold businesses of each of the partners. On June 10, 1993, Microdot also filed a Petition under Chapter 11 of the United States Bankruptcy Code. In October, 1994, Microdot's Chapter 11 case was converted to a Chapter 7 liquidation. As previously reported, two of those lawsuits have been settled.

     Official Unsecured Creditors' Committee of Valley-Vulcan Mold Company v.
     ------------------------------------------------------------------------
     Microdot, Inc., Valley Mould Corporation, Ampco-Pittsburgh Corporation and
     --------------------------------------------------------------------------
     Vulcan, Inc. The plaintiff, allegedly on behalf of the debtor Partnership,
     -----------
     filed this proceeding in the United States Bankruptcy Court for the Northern District of Ohio against Microdot, Valley, Vulcan and the Corporation, seeking to set aside the Corporation's liens on the Partnership's assets, to hold all defendants liable for the debts of the Partnership, and return of all money received by any of the defendants from the Partnership and out of the proceeds of a loan to the Partnership by a third-party lender, alleged to be at least $9.35 million. The Corporation's liens secure a guaranty that it was required to give with respect to a Vulcan obligation that was assumed by the Partnership, and a $500,000 loan made to the Partnership.

     The trial of this lawsuit was held the week of October 4, 1993. In April, 1994 the Court issued a judgment in favor of the Corporation. Under the Court's decision, all claims against the Corporation were denied. All claims against Vulcan were also denied except for its liability as a general partner. Vulcan's only asset is its interest in the partnership and accordingly the judgment will not have any adverse effect on the Corporation. In May, 1994, plaintiff appealed to the United States District Court, Northern District of Ohio, Eastern Division. Briefs have been filed and the appellate Court has not yet rendered its decision.

     The Corporation is involved in various environmental proceedings which all involve discontinued operations. In some of those proceedings, the Corporation has been designated as a Potentially Responsible Party ("PRP"). However, the Corporation believes that in most instances it is either a de minimis participant based on information known to date and the estimated quantities of waste at these sites and/or that it is entitled to indemnity from the successors of the operations alleged to be involved. Based on the current estimate of cleanup costs and proposed allocation of that cost among the various PRP groups, for all environmental matters considered in the aggregate, the liability to the Corporation would not be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter.


                                   PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
- ----------------------------------------------------------------------

     The information called for by this item is set forth on p. 20 of the Annual Report to Shareholders for the year ended December 31, 1994 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

     The information called for by this item is set forth on p. 20 of the Annual Report to Shareholders for the year ended December 31, 1994 which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
- ------------------------------------------------------------------------

     The information called for by this item is set forth on pp. 16 through 18 of the Annual Report to Shareholders for the year ended December 31, 1994 which are incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The information called for by this item is set forth on pp. 5 through 15 and pp. 19 and 20 of the Annual Report to Shareholders for the year ended December 31, 1994 which are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------------------

     There were none.

                                   PART III


ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS
- ------------------------------------------

     (a)  IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
- -----------------------------------------------------------------------------

Louis Berkman (age 86, Director since 1960; current term expires in 1996). He has been Chairman of the Board of the Corporation since September 20, 1994. He is also Chairman of the Executive Committee of the Corporation and has been for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (2)(4)

Robert A. Paul (age 57, Director since 1970; current term expires in 1997). He has been President and Chief Executive Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was President and Chief Operating Officer of the Corporation. He is also an officer and director of The Louis Berkman Company and a director of Integra Financial Corporation.
(2)

William D. Eberle (age 71, Director since 1982; current term expires in 1997). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. and Showscan, Inc. He is also a director of Mitchell Energy & Development Co., America Service Group and Fiberboard Corporation, and was Special Representative for Trade Negotiations with the rank of Ambassador.
(3)(4)

William P. Hackney (age 70, Director since 1979; current term expires in 1996). For more than five years prior to 1992 he had been a partner in the law firm of Reed Smith Shaw & McClay. As of January 1, 1992, he retired and became of counsel to the law firm. (3)

Alvin G. Keller (age 85, Director since 1961; current term expires in 1995). He is a private investor who, prior to his retirement, served as a Vice President of Mellon Bank, N.A. (N)(2)(3)(4)

Carl H. Pforzheimer, III (age 58, Director since 1982; current term expires in
1996). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (3)

Ernest G. Siddons (age 61, Director since 1981; current term expires in 1995). He has been Executive Vice President and Chief Operating Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was Senior Vice President Finance and Treasurer of the Corporation. (N)(2)

- ---------------
(N)  Nominee for election at the April 25, 1995 Annual Meeting of Shareholders.
(1)  Officers serve at the discretion of the Board of Directors.
(2)  Member of Executive Committee.
(3)  Member of Audit Committee.
(4)  Member of Salary Committee.

     Mr. Siddons is an officer of Valley-Vulcan Mold Company, a partnership that filed for bankruptcy in October 1990. He also serves as a director and officer of Vulcan, Inc., a wholly-owned subsidiary of the Corporation, which is a 50% general partner in Valley-Vulcan. The other 50% general partner is unrelated to the Corporation.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

     In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past
Five Years
- ------------------------------------------------------------------------

Rose Hoover (age 39). Secretary of the Corporation since December, 1990. For more than five years before 1990, she was a Legal Assistant for the Corporation.

Robert J. Reilly (age 38). Treasurer of the Corporation since September, 1994. He has been Controller of the Corporation since January, 1994. For five years before September, 1994 he was Assistant Treasurer.

Robert F. Schultz (age 47). Vice President Industrial Relations and Senior Counsel of the Corporation since December, 1990. From January, 1987 to December 1990 he was Director of Industrial Relations.

- ---------------
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.


     (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         None.

     (d) FAMILY RELATIONSHIPS

     Louis Berkman is the father-in-law of Robert A. Paul. There are no other family relationships among the Directors and Officers.

                            EXECUTIVE COMPENSATION

     The following table sets forth certain information as to the total remuneration received for the past three years by the five most highly compensated executive officers of the Corporation, including the Chief Executive Officer (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                             Annual Compensation
- ---------------------------------------------------------------------
  (a)                      (b)     (c)       (d)           (i)

Name and                                              All Other
Principal                         Salary    Bonus     Compensation
Position                   Year   ($)       ($)       ($)
- -------------------------  ----   -------   -------   ------------

Louis Berkman              1994   118,750    15,000
Chairman of the Board      1993    75,000         0
and Executive Committee    1992    75,000         0

Robert A. Paul             1994   236,500    15,000
President and Chief        1993   232,000         0
Executive Officer          1992   232,000         0

Marshall L. Berkman(1)     1994   187,500         0
Chairman and Chief         1993   250,000         0
Executive Officer          1992   250,000         0

Ernest G. Siddons          1994   216,750    13,500          4,359(2)
Executive Vice Pres-       1993   214,000         0          3,746(2)
ident and Chief            1992   214,000         0          3,220(2)
Operating Officer

Robert F. Schultz          1994   122,500     7,500
Vice President             1993   120,250         0
Industrial Relations       1992   113,333         0
and Senior Counsel

- ---------------
(1) Marshall Berkman died in September, 1994. In connection with his death, his widow will receive pension payments of $5,506 per month and supplemental payments totalling $183,923 from October 1994 through September 30, 1995.

(2) Value of the term portion of a split dollar life insurance policy. The Corporation remains entitled to the cash surrender value of such policy.

     (b)  COMPENSATION PURSUANT TO PLANS

     The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers, to which the Corporation makes annual contributions in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that any active employee start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $3,060 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

     The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988 for all officers listed in the compensation table, except Louis Berkman, and certain key employees, covering retirement after completion of ten years of service and attainment of age 55. The combined retirement benefit at age 65 provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant, who has had at least five years of service, commencing on the later of the month following the participant's death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under Termination of Employment and Change of Control Arrangement.

     The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP to the individuals named in the compensation table assuming continued employment to retirement at age 65, but no change in the level of compensation shown in such table:

            Louis Berkman             (1)
            Robert A. Paul         $125,750
            Marshall L. Berkman       (2)
            Ernest G. Siddons      $115,125
            Robert F. Schultz      $ 65,000

- -----------
(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

(2) See Footnote (1) to Summary Compensation Table


     (c)  COMPENSATION OF DIRECTORS

     In 1994, each Director who was not employed by the Corporation received $2,000 for each Board meeting attended and $500 for each Committee meeting attended. Directors received one-half of those amounts if not in attendance or if participation was by telephonic connection.

     (d)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Chairman, President, and Executive Vice President have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. In addition, the remaining officer named in the compensation table and certain key employees have two year contracts providing for three times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause). Both types of contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP.

     (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     A Salary Committee is appointed each year by the Board of Directors. Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 1994 was comprised of three Directors: Louis Berkman, William D. Eberle and Alvin G. Keller.

     Louis Berkman is Chairman of the Board of Directors and the Executive Committee. He is also the President and a Director of The Louis Berkman Company. The Corporation's President and Chief Executive Officer is also an officer and director of The Louis Berkman Company.

     The Louis Berkman Company and William D. Eberle had certain transactions with the Corporation which are more fully described under "Certain Relationships and Related Transactions."

     (f) SALARY COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Salary Committee approves salaries for executive officers within a range from $150,000 up to $200,000 and increases in the salary of any executive officer, which would result in such officer earning a salary within such range. Salaries of $200,000 per year and above must be approved by the Board of Directors or its Executive Committee after a recommendation by the Salary Committee. Salaries for executive officers below the level of $150,000 are set by the Chairman, President and Executive Vice President of the Corporation. Bonuses are discretionary and determined in the same manner as set forth above. All executive compensation is reviewed by the Salary Committee at intervals ranging between twelve and twenty-four months.

     The compensation of the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, is based on an analysis conducted by the Salary Committee in 1992 and reviewed and, to the extent provided above, approved by the Board of Directors. The Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation. In setting compensation, the Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries (based primarily on the 1992 analysis), individual contributions, leadership ability and an executive officer's overall
performance.   In this way, it is believed that the Corporation will attract and retain quality management, thereby benefiting the long-term interest of shareholders.

     In 1994, as a result of the sudden death of the Corporation's then Chairman and Chief Executive Officer, the Board of Directors elected Louis Berkman as Chairman, Robert A. Paul as President and Chief Executive Officer and Ernest G. Siddons as Executive Vice President and Chief Operating Officer. Because of this change in management, the Salary Committee approved increases to the named individuals' salaries, and bonuses, consistent with the duties and responsibilities associated with those new positions.

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

                         Louis Berkman
                         William D. Eberle
                         Alvin G. Keller

     (g)  STOCK PERFORMANCE GRAPH


                     Comparative Five-Year Total Returns*
                 Ampco-Pittsburgh ("AP"), S&P 500, Peer Group
                    (Performance results through 12/31/94)

                             [GRAPH APPEARS HERE]
                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN
                 AMONG AP, S&P 500 INDEX AND PEER GROUP INDEX

Measurement period                 S&P 500       Peer Group
(Fiscal year Covered)    AP        Index            Index
- ---------------------   ---        -------       ----------
Measurement PT-
12/31/89                $100.00    $100.00       $100.00

FYE 12/31/90              58.97      96.83         78.54
FYE 12/31/91              72.36     126.41         82.29
FYE 12/31/92              87.64     136.26        104.33
FYE 12/31/93              70.98     150.01        142.54
FYE 12/31/94              99.63     151.73        127.43

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 7, 1995, Louis Berkman owned directly 213,888 shares (2.23%) of the Common Stock of the Corporation. As of the same date, The Louis Berkman Company, P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 1,626,089 shares (16.98%) of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 62.90% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.93% of its common stock owned by his wife. Louis Berkman and Robert Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

     The Corporation has received two Schedules 13G filed with the Securities and Exchange Commission disclosing that as of December 31, 1994 Norwest Corporation, Sixth & Marquette, Minneapolis, MN 55479 (in various fiduciary and agency capacities) owned 1,588,850 shares or 16.6% and that AT&T Master Pension Trust, through The Northern Trust Company, as Trustee of the AT&T Master Pension Trust, 50 LaSalle Street, Chicago, IL 60675, owned 626,000 shares or 6.54%. The Corporation previously received a Schedule 13G disclosing that C.S. McKee & Co., Inc., One Gateway Center, Pittsburgh, PA 15222, owned 611,050 shares or 6.38% of the Corporation's common stock as of December 31, 1993 and on June 7, 1989, GAMCO Investors, Inc. and affiliates, Corporate Center at Rye, Rye, NY 10580, filed a Schedule 13D showing they owned 1,872,875 shares or 19.55%. No further filings have been made by C.S. McKee and Co. or GAMCO Investors, Inc.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 7, 1995 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of                                 Amount and nature of    Percent
beneficial owner                        beneficial ownership    of class
- ----------------                        --------------------    --------

Louis Berkman                             1,841,243(1)(2)         19.2
Robert A. Paul                               57,922(3)              .6
Alvin G. Keller                               9,753(4)              .1
Alvin H. Pforzheimer, III                     2,733(5)              *
Ernest G. Siddons                             1,833(6)              *
William P. Hackney                              433                 *
William D. Eberle                               200                 *
Robert F. Schultz                               200(6)              *

Directors and Executive
Officers as a group
(10 persons)                              1,913,051(7)            19.97

- ---------------
*less than .1%


(1) Includes 213,888 shares owned directly, 1,626,089 shares owned by The Louis Berkman Company and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, in which shares Mr. Berkman disclaims beneficial ownership.

(2) The Louis Berkman Company owns beneficially and of record 1,626,089 shares of the Corporation's Common Stock (16.98%). Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 62.90% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.93% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Company.

(3) Includes 42,889 shares owned directly and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Robert A. Paul and Louis Berkman are Trustees.

(4) Includes 5,333 shares owned directly, 3,000 shares owned jointly with his wife, and 1,420 shares owned by his wife, in which shares he disclaims beneficial ownership.

(5) Includes 1,000 shares owned directly, 1,600 shares held by a trust of which he is a principal beneficiary, and 133 shares held by his daughter, in which shares he disclaims beneficial ownership.

(6) The shares are owned jointly with his wife.

(7) Excludes double counting of shares deemed to be beneficially owned by more than one Director.

     Unless otherwise indicated the individuals named have sole investment and voting power.

     (c)  CHANGES IN CONTROL

     The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

     In 1994 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $930,000. Additionally, The Louis Berkman Company paid the Corporation $187,500 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 1995.

     In 1989, certain subsidiaries of the Corporation and Tertiary, Inc., a corporation owned by the children of William Eberle, formed three 50/50 partnerships, to manage, develop and operate hotel properties and a subsidiary of the Corporation also invested as a limited partner in one of the operating partnerships. In 1992, Tertiary purchased two of the 50/50 partnerships. In 1993, Tertiary paid the remaining $100,000 from such purchase. In 1994, one of the limited partnerships accrued a fee of $30,129 payable to William Eberle for his guarantee of a mortgage loan. At December 31, 1994, there were promissory notes outstanding from certain of the partnerships to subsidiaries of the Corporation totaling $880,000. These notes are due in 1996.

                                   PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------
     (a)  1.  FINANCIAL STATEMENTS

          The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, appearing on pp. 5 through 15 of the accompanying Annual Report are incorporated by reference in this Form 10-K Annual Report.

          3.  EXHIBITS


Exhibit No.


     (3) Articles of Incorporation and By-laws

          a.  Restated Articles of Incorporation

              Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983

          b. Amendments to Articles of Incorporation

              Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984, the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987

          c. Amended and Restated By-laws

              Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994


     (4) Instruments defining the rights of securities holders

          a. Rights Agreement between Ampco-Pittsburgh Corporation and Mellon Bank, N.A. dated as of November 1, 1988

             Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

          b. Revolving Credit Agreement dated as of September 30, 1993

             Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1993

     (10) Material Contracts

          a. 1988 Supplemental Executive Retirement Plan

             Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

Part IV; Item 14 - EXHIBITS (cont')

Exhibit No.

     (10) Material Contracts (cont')

          b. Category 1 and 2 Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation

             Incorporated by reference to the Quarterly Report on Form
             10-Q for the quarter ended September 30, 1988 and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

          c. Amendment to Category 1 Severance Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons

          d. Guaranty of William D. and Jeffrey L. Eberle

             Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1989

     (13) Annual Report to Shareholders for the fiscal year ended December 31, 1994

     (21) Significant Subsidiaries

     (27) Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed in the fourth quarter of 1994.



Note: With the exception of the Corporation's 1994 Annual Report to Shareholders, none of the Exhibits listed in Item 14 are included with this Form 10-K Annual Report. The Corporation will furnish copies of Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report accompanied by payment of $3.00 for each Exhibit requested.

                                  SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMPCO-PITTSBURGH CORPORATION
                                  (Registrant)

March 23, 1995

                              By   s/Louis Berkman
                              ----------------------------------------
                               Director, Chairman of the Board -
                               Louis Berkman



                              By   s/Robert A. Paul
                              ----------------------------------------
                               Director, President and Chief Executive
                               Officer - Robert A. Paul



                              By   s/Ernest G. Siddons
                              ----------------------------------------
                               Director, Executive Vice President
                               and Chief Operating Officer - Ernest G.
                               Siddons



                              By   s/Robert J. Reilly
                              ----------------------------------------
                               Treasurer and Controller (Principal
                               Financial Officer) - Robert J. Reilly

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.


March 23, 1995



                              By   s/William P. Hackney
                              ----------------------------------------
                               William P. Hackney



                              By   s/Alvin G. Keller
                              ----------------------------------------
                               Alvin G. Keller



                              By   s/William D. Eberle
                              ----------------------------------------
                               William D. Eberle



                              By   s/Carl H. Pforzheimer, III
                              ----------------------------------------
                               Carl H. Pforzheimer, III

                                EXHIBIT INDEX


                                                            Sequential
                                                            Page Number
                                                            -----------
(3)       a.  Restated Articles of Incorporation                 *

          b.  Amendments to Articles of Incorporation            *

          c.  Amended and Restated By-laws                       *

(4)  Instruments defining the rights of securities holders

          a.  Rights Agreement between Ampco-Pittsburgh
              Corporation and Mellon Bank, N.A. dated
              as of November 1, 1988                             *

          b.  Revolving Credit Agreement dated as of
              September 30, 1993                                 *

(10) Material Contracts

          a.  1988 Supplemental Executive Retirement Plan        *

          b.  Category 1 and 2 Severance Agreements between
              Ampco-Pittsburgh Corporation and certain
              officers and employees of Ampco-Pittsburgh
              Corporation                                        *

          c.  Amendment to Category 1 Severance Agreement
              between Ampco-Pittsburgh Corporation and
              Ernest G. Siddons                                  Page 27 of 50

          d.  Guaranty of William D. and Jeffrey L. Eberle       *

(13) Annual Report to Shareholders for the fiscal year
     ended December 31, 1994                                     Page 28 of 50


(21) Significant Subsidiaries                                    Page 49 of 50


(27) Financial Data Schedule                                     Page 50 of 50



                    *Previously Filed and Incorporated by Reference