Form 10-Q
period 1995-03-31
AMPCO PITTSBURGH CORP
filed 1995-05-11
CIK 6176

                                  FORM lO-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


          (Mark one)

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1995

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

                              YES__X__    NO____




On May 11, 1995, 9,577,621 common shares were outstanding.

                         AMPCO-PITTSBURGH_CORPORATION

                                    INDEX


                                                                    Page_No.



Part I - Financial Information:

            Item 1 - Consolidated Financial Statements

                     Consolidated Balance Sheets -
                       March 31, 1995 and December 31, 1994            3

                     Consolidated Statements of Income -
                       Three Months ended March 31, 1995
                       and 1994                                        4

                     Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1995
                       and 1994                                        5

                     Notes to Consolidated Financial
                       Statements                                      6

            Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                      8



Part II - Other Information:

            Item 4   Submission of Matters to a Vote of Security
                      Holders                                         10

            Item 5   Other Information                                10

            Item 6   Exhibits and Reports on Form 8-K                 10

            Signatures                                                11

            Exhibit Index                                             12

            Exhibits                                                  13

            . Exhibit 1
            . Exhibit 27

[CAPTION]
                           PART_I_-_FINANCIAL_INFORMATION
                            AMPCO-PITTSBURGH_CORPORATION
                            CONSOLIDATED_BALANCE_SHEETS
                                    (UNAUDITED)

                                                      March 31,     December 31,
                                                    ____1995_____   ____1994____
Assets
  Current assets:
    Cash and cash equivalents                       $ 19,081,541    $ 19,328,921
    Receivables, less allowance for doubtful
     accounts of $653,691 in 1995 and
     $483,017 in 1994                                 24,051,144      21,249,278
    Inventories                                       31,092,063      30,321,705
    Investments available for sale                     5,716,255       5,392,694
    Other                                           ___4,512,188    ___3,458,582
        Total current assets                          84,453,191      79,751,180

  Property, plant and equipment, at cost             103,305,316     101,436,078
  Accumulated depreciation                          _(53,615,484)   _(51,692,129)
        Net property, plant and equipment             49,689,832      49,743,949

  Prepaid pension                                     14,775,327      14,962,827
  Other noncurrent assets                           ___7,452,733    ___7,454,131
                                                    $156,371,083    $151,912,087
Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                                $  6,579,829    $  5,986,001
    Accrued payrolls and employee benefits             6,934,606       7,420,752
    Other                                           ___6,695,700    ___6,851,736
        Total current liabilities                     20,210,135      20,258,489

  Employee benefit obligations                        19,359,453      19,695,521
  Deferred income taxes                                5,627,800       4,382,467
  Other noncurrent liabilities                      ___5,015,001    ___4,604,726
        Total liabilities                             50,212,389      48,941,203

  Shareholders' equity:
    Preference stock - no par value;
     authorized 3,000,000 shares: none issued             -               -
    Common stock - par value $1; authorized
     20,000,000 shares; issued and outstanding
     9,577,621 in 1995 and 1994                        9,577,621       9,577,621
    Additional paid-in capital                       102,555,980     102,555,980
    Retained earnings (deficit)                     _(13,232,441)   _(15,104,987)
                                                      98,901,160      97,028,614
    Cumulative translation adjustments                 3,815,584       2,709,881
    Unrealized holding gains on securities          ___3,441,950    ___3,232,389
         Total shareholders' equity                 _106,158,694    _102,970,884

                                                    $156,371,083    $151,912,087

                 See Notes to Consolidated Financial Statements.

[CAPTION]
                              AMPCO-PITTSBURGH_CORPORATION
                           CONSOLIDATED_STATEMENTS_OF_INCOME
                                      (UNAUDITED)



                                                      Three_Months_Ended_March_31,
                                                      ____1995____    ____1994____

  Net sales                                           $_33,603,358    $_27,105,976
  Operating costs and expenses:
    Cost of products sold (excluding depreciation)      24,134,054      19,828,550
    Selling and administrative                           4,714,861       4,312,102
    Depreciation                                      ___1,419,104    ___1,381,831
                                                      __30,268,019    __25,522,483
  Income from operations                                 3,335,339       1,583,493
  Other income and (expense):
    Gain from sale of investment                             -           1,597,509
    Other income (expense) - net                      _______6,769    ____(230,195)

  Income from continuing operations before
   provision for taxes on income                         3,342,108       2,950,807
  Provision for taxes on income                       ___1,230,000    ___1,100,000
  Income from continuing operations                      2,112,108       1,850,807
  Gain on disposal of discontinued operation,
     net of an income tax provision of $931,000       ______-____     ___1,728,251

  Net income                                          $  2,112,108    $  3,579,058

  Net income per common share:
    Continuing operations                             $        .22    $        .19
    Discontinued operations                           ___________-    _________.18

  Net income                                          $        .22    $        .37

  Cash dividends declared per share                   $       .025    $       .025

  Weighted average number of
   common shares outstanding                             9,577,621       9,577,621





                   See Notes to Consolidated Financial Statements.

[CAPTION]
                                AMPCO-PITTSBURGH_CORPORATION
                           CONSOLIDATED_STATEMENTS_OF_CASH_FLOWS
                                        (UNAUDITED)


                                                   Three Months Ended March 31,
                                                   _____1995____   ____1994____

Cash flows from operating activities:
  Net income                                       $  2,112,108    $  3,579,058
  Adjustments to reconcile net income to
   net cash flows from operating activities:
    Depreciation and amortization                     1,419,104       1,387,831
    (Gain) from sale of investment                       -           (1,597,509)
    (Gain) on discontinued operations                    -           (2,659,251)
    Deferred income taxes                             1,084,000       1,923,000
    Other - net                                         159,164          19,619
    (Increase) decrease in assets:
      Receivables                                    (2,524,818)       (774,451)
      Inventories                                      (411,165)     (1,616,388)
      Other assets                                     (958,269)         68,756
    Increase (decrease) in liabilities:
      Accounts payable                                  373,379       2,842,766
      Accrued payrolls and employee benefits           (560,026)       (284,614)
      Other liabilities                            ____(202,074)   ____(413,044)
  Net cash flows from operating activities         _____491,403    ___2,475,773

Cash flows from investing activities:
  Proceeds from disposal of discontinued
   operations                                            -            2,898,566
  Proceeds from sales of investments                     -            1,053,895
  Purchases of property, plant and equipment       ____(767,139)   ____(629,814)
  Net cash flows from investing activities         ____(767,139)   ___3,322,647

Cash flows from financing activities:
  Repayments of long-term debt                           -              (83,333)
  Dividends paid                                   ____(239,562)   ____(239,562)
  Net cash flows from financing activities         ____(239,562)   ____(322,895)

Effect of exchange rate changes on cash            _____267,918    ______19,119

Net increase (decrease) in cash                        (247,380)      5,494,644
Cash at beginning of year                          __19,328,921    ___9,550,420

Cash at end of period                              $ 19,081,541    $ 15,045,064

Supplemental information:
  Income tax payments                              $     94,230    $    294,777


                     See Notes to Consolidated Financial Statements.

                        AMPCO-PITTSBURGH_CORPORATlON
                 NOTES_TO_CONSOLIDATED_FINANCIAL_STATEMENTS

1.  Unaudited_Consolidated_Financial_Statements

    Certain amounts for preceding periods have been reclassified for comparability with the 1995 presentation.

    The condensed consolidated balance sheet as of March 31, 1995, the consolidated statements of income for the three month periods ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.  Investments

    In January 1994, The Corporation received a payment of $1,597,509 from Amersham International PLC (Amersham), composed of cash of $813,654 and 52,466 shares of Amersham valued at $783,855, in satisfaction of a contingent purchase price in connection with their 1993 purchase of the Corporation's 20% interest in United States Biochemical Corporation.
    As no value was assigned previously to the contingent purchase price, the settlement was recorded as a gain in 1994.

    During the first quarter of 1994, the Corporation sold 243,500 shares of its interest in Northwestern Steel and Wire Company (Northwestern), realizing proceeds of $2,779,000 and a pre-tax gain pf $2,659,251. Consistent with the previous accounting for Northwestern, this gain was reflected in discontinued operations net of a deferred tax provision of $931,000.

3.  Inventory

    Inventories are comprised of the following:

                                    March 31,       December 31,
                                  ____1995____      ____1994____

            Raw materials         $  5,355,169      $  5,016,745
            Work-in-process         19,264,175        18,287,381
            Finished goods           4,619,258         5,025,790
            Supplies              ___1,853,461      ___1,991,789
                                  $ 31,092,063      $ 30,321,705

4.  Post_Balance_Sheet_Event

    On April 30, 1995 the Corporation acquired the Buffalo Air Handling Division business located in Amherst, Virginia ("Buffalo") from The Howden Fan Company for $11,500,000 in cash. Buffalo, with annual sales approximating $25,000,000, manufactures large standard and custom air handling systems which serve a wide range of industrial and commercial customers throughout North America.

5.  Net_Income_Per_Common_Share

    Net income per common share is computed on the basis of a weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares, for the periods presented.

                         AMPCO-PITTSBURGH_CORPORATION
                   MANAGEMENT'S_DISCUSSION_AND_ANALYSIS_OF
                FINANCIAL_CONDITION_AND_RESULTS_OF_OPERATIONS


The Three Months Ended March 31, 1995
Compared_With_the_Three_Months_Ended_March_31._1994

Operations

Net sales for 1995 increased $6,497,000 or 24.0% compared to the first quarter 1994. Each operation experienced higher shipment levels which reflected the improved economic activity in all of the markets served. The order backlog at March 31, 1995 was $72,600,000 compared with $70,200,000 at December 31, 1994 and $61,700,000 at March 31, 1994.

The cost of products sold as a percentage of sales was 71.8% in 1995 and 73.2% in 1994. The margin improvement is primarily a result of a more favorable product mix and higher production levels in 1995. Despite the increase in order levels noted in the backlog figures above, competitive pricing pressures are continuing.

Selling and administrative expenses increased by $403,000 or 9.3% compared with the prior year. Approximately one-third of the increase is due to a bad debt provision with the balance attributable to higher spending resulting from increased business levels.

As a result of the higher levels of production and shipments, income from operations more than doubled to $3,335,000 in 1995 from $1,583,000 in 1994.

The gain from sale of investment in 1994 of $1,598,000 represents receipt of a contingent purchase price from Amersham International PLC (Amersham) arising from the 1993 sale of the Corporation's interest in United States Biochemical Corporation. (See Notes to Financial Statements - Note 2).

Other income (expense) - net was $7,000 in 1995 compared with $(230,000) in 1994. The improvement is principally due to increased interest income on higher invested cash balances.

Discontinued operations in 1994 includes a gain, net of deferred taxes, of $1,728,000 from the partial disposition of shares held in Northwestern Steel and Wire Company (Northwestern). (See Notes to Financial Statements - Note
2).

As a result of all of the above, the Corporation had net income of $2,112,000 in 1995 compared to $3,579,000 in 1994.

Liquidity_and_Capital_Resources

Net cash flow from operating activities was positive in 1995 and 1994 at $491,000 and $2,476,000 respectively. Net cash outflow for working capital changes was $4,283,000 in 1995 compared with $177,00O in 1994. The 1995 net cash outflow reflects increased investment in receivables and inventory at March 31, 1995 compared to the same date in 1994 as a result of the higher sales and backlog levels.

The net cash inflow for investing activities in 1994 includes proceeds from the sale of Northwestern shares and the contingent purchase price receipt from Amersham.

Capital expenditures for 1995 totaled $767,000 compared to $630,000 in 1994. Capital appropriations carried forward from March 31, 1994 total $1,700,000. Capital requirements are expected to be financed from funds internally generated.

The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at March 31, 1995 was $22,000,000.

At March 31, 1995, the Corporation owned 862,831 shares of Northwestern which had a market value of $5,716,000. The Corporation intends to sell its shares in Northwestern in an orderly manner, depending on market conditions. The Corporation also owned 36,726 shares of Amersham, with a market value of approximately $500,000, which are restricted from sale until May 1996.

With respect to environmental concerns, the Corporation has been named a potentially responsible party at certain sites. The Corporation has accrued for costs of remedial actions it would likely be required to take. In addition, the Corporation has provided for environmental clean-up costs related to preparing its discontinued business facilities for sale. While it is not possible to quantify with certainty the potential of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws and the potential liability for all environmental proceedings will not have a material adverse effect on the financial conditions, results of operations or liquidity of the Corporation.

The nature and scope of the Corporation's business bring it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. The Corporation does not anticipate that its financial condition or results of operations will be materially affected by the costs of known, pending or threatened litigation.

                         PART_II_-_OTHER_INFORMATION
                         AMPCO-PITTSBURGH_CORPORATION

Items 1-3. None.

Item 4.    Submission_of_Matters_to_a_Vote_of_Security_Holders

           On April 25, 1995, at the annual meeting of shareholders, Ernest
           G. Siddons and Alvin G. Keller were elected directors of the Registrant.

Item 5.    Other_Information

           On April 30, 1995, pursuant to an Assets Purchase Agreement, Ampco-Pittsburgh Corporation ("the Registrant") acquired, through two wholly-owned subsidiaries, the Buffalo Air Handling Division business located in Amherst, Virginia ("Buffalo") from The Howden Fan Company ("Howden") for $11,500,000 in cash.

           The purchase price for the Buffalo business was determined by arm's length negotiations among the parties to the transaction. The Registrant used available cash balances to fund the acquisition.

           The Registrant intends to continue to use the assets of the Buffalo business for the same purposes as they have been used, principally the manufacture of large standard and custom air handling systems which serve a wide range of industrial and commercial customers throughout North America.

           There is no material relationship between Howden, on the one hand, and the Registrant or any of its affiliates or any director or officer of the Registrant or any associate of such director or officer, on the other hand.

Item 6.    Exhibits_and_Reports_on_Form_8-K

      (a)  Exhibits

           1. Assets Purchase Agreement, dated as of April 30, 1995, among Buffalo Air Handling Company, Ampco-Pittsburgh Securities III Corporation and The Howden Fan Company.

           2. Financial Statements of Businesses Acquired; Pro Forma Financial Information

              Note: The required financial statements and pro forma financial information are not available at the date hereof. Such statements and information will be filed as an amendment to this report as soon as practicable and within sixty days following the date of report.

      (b)  Reports on Form 8-K

           None.

                                   SIGNATURES





       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          AMPCO-PITTSBURGH CORPORATION




DATE:  May_11,_1995                       BY:  s/Robert_A._Paul_____________
                                               Robert A. Paul
                                               President and
                                                Chief Executive Officer




DATE:  May_11,_1995                       BY:  s/Robert_J._Reilly___________
                                               Robert J. Reilly
                                               Treasurer and Controller
                                                (Principal Financial Officer)

                         AMPCO-PITTSBURGH_CORPORATION

                                EXHIBIT_INDEX



Exhibit 1 -   Assets Purchase Agreement, dated as of April 30, 1995, among
              Buffalo Air Handling Company, Ampco-Pittsburgh Securities III
              Corporation and The Howden Fan Company.

Exhibit 27 -  Financial Data Schedule (FDS)