Form 10-Q
period 1995-06-30
AMPCO PITTSBURGH CORP
filed 1995-08-14
CIK 6176

                                 FORM lO-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

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

                YES  X      NO



On August 14, 1995, 9,577,621 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX


                                                          Page No.


Part I - Financial Information:

       Item 1 - Consolidated Financial Statements

             Consolidated Balance Sheets -
               June 30, 1995 and December 31, 1994             3

             Consolidated Statements of Income -
               Six Months ended June 30, 1995
               and 1994; Three Months ended
               June 30, 1995 and 1994                          4

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1995
               and 1994                                        5

             Notes to Consolidated Financial
               Statements                                      6

       Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    8


Part II - Other Information:

       Item 5                            Other Information    10

       Signatures                                             11

       Exhibit Index                                          12

           Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                June 30,      December 31,
                                                 1995             1994
Assets
  Current assets:
    Cash and cash equivalents              $   14,446,054 $   19,328,921
    Receivables, less allowance for
     doubtful accounts of $671,215 in 1995
     and $483,017 in 1994                      27,038,254     21,249,278
    Inventories                                31,355,777     30,321,705
    Investments available for sale              7,010,502      5,392,694
    Other                                       3,559,729      3,458,582
    Total current assets                       83,410,316     79,751,180
  Property, plant and equipment, at cost      108,036,983    101,436,078
  Accumulated depreciation                    (54,903,592)   (51,692,129)
    Net property, plant and equipment          53,133,391     49,743,949
  Prepaid pension                              14,579,077     14,962,827
  Other noncurrent assets                      11,435,275      7,454,131
                                            $ 162,558,059   $151,912,087
Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable                       $     6,533,961     $    5,986,001
    Accrued payrolls and employee benefits       7,979,888          7,881,752
    Other                                        8,646,762          6,390,736
    Total current liabilities                   23,160,611         20,258,489
  Employee benefit obligations                  20,006,706         20,156,521
  Deferred income taxes                          6,816,549          4,382,467
  Other noncurrent liabilities                   3,823,076          4,143,726
    Total liabilities                           53,806,942         48,941,203
  Shareholders' equity:
    Preference stock - no par value; authorized
     3,000,000 shares: none issued                    -                  -
    Common stock - par value $1; authorized
     20,000,000 shares; issued and outstanding
     9,577,621 in 1995 and 1994                  9,577,621          9,577,621
    Additional paid-in capital                 102,555,980        102,555,980
    Retained earnings (deficit)                (11,465,737)       (15,104,987)
                                               100,667,864         97,028,614
    Cumulative translation adjustments           3,800,056          2,709,881
    Unrealized holding gains on securities       4,283,197          3,232,389
    Total shareholders' equity                 108,751,117        102,970,884
                                              $162,558,059       $151,912,087

                See Notes to Consolidated Financial Statements.

                          AMPCO-PITTSBURGH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                             Six Months Ended June 30,           Three Months Ended June 30,
                                 1995                   1994             1995            1994

Net sales                   $ 70,151,228             $ 56,838,589     $ 36,547,870   $ 29,732,613

Operating costs and expenses:
   Cost of products sold
    (excluding depreciation)  50,647,213               41,867,419       26,513,159     22,038,869
   Selling and administrative  9,784,903                8,457,232        5,070,042      4,145,130
   Depreciation                2,861,460                2,756,062        1,442,356      1,374,231
                              63,293,576               53,080,713       33,025,557     27,558,230
Income from operations         6,857,652                3,757,876        3,522,313      2,174,383

Other income and (expense):
   Gain on sale of investment      -                    2,327,659             -           730,150
   Other income (expense) - net (179,277)                (494,824)        (186,046)      (264,629)
Income from continuing
 operations before provision
 for taxes on income           6,678,375                5,590,711         3,336,267     2,639,904
Provision for taxes on income  2,560,000                2,000,000         1,330,000       900,000
Income from continuing
 operations                    4,118,375                3,590,711         2,006,267     1,739,904

Gain on disposal of discontinued
 operation, net of an income tax
 provision of $931,000              -                   1,728,251           -                 -

Net income                  $  4,118,375            $  5,318,962    $   2,006,267   $   1,739,904

Net income per common share:
   Continuing operations    $        .43            $        .38    $         .21   $         .18
   Discontinued operations             -                     .18                -               -
   Net income               $        .43            $        .56    $         .21   $         .18

Cash dividends declared per
 share                      $        .05            $        .05    $        .025   $        .025

Weighted average common shares
 outstanding                   9,577,621               9,577,621        9,577,621       9,577,621


                  See Notes to Consolidated Financial Statements

                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                             Six Months Ended June 30,
                                                1995           1994

Cash flows from operating activities:
  Net income                                $  4,118,375  $  5,318,962
  Adjustments to reconcile net income to
   net cash flows from operating activities:
    Depreciation and amortization              2,861,460     2,756,062
    (Gain) on sale of investment                  -         (2,327,659)
    (Gain) on discontinued operations             -         (2,659,251)
    Deferred income taxes                      2,266,000     2,710,464
    Other - net                                  284,408       128,002
    (Increase) decrease in assets:
      Receivables                                902,517    (2,679,475)
      Inventories                                500,661    (1,815,360)
      Other assets                              (143,740)       (6,438)
    Increase (decrease) in liabilities:
      Accounts payable                        (1,349,730)    1,809,113
      Accrued payrolls and employee benefits    (177,527)     (483,567)
      Other liabilities                         (506,542)     (708,214)
  Net cash flows from operating activities     8,755,882     2,042,639

Cash flows from investing activities:
  Acquisition of Buffalo Air Handling        (11,500,000)        -
  Purchases of property, plant and equipment  (1,947,961)  (1,434,313)
  Proceeds from disposal of discontinued
   operations                                      -        2,898,566
  Proceeds from sales of investments               -        3,512,045
  Net cash flows from investing activities   (13,447,961)   4,976,298

Cash flows from financing activities:
  Repayments of long-term debt                     -         (433,333)
  Dividends paid                                (479,125)    (479,125)
  Net cash flows from financing activities      (479,125)    (912,458)

Effect of exchange rate changes on cash          288,337      119,474

Net increase (decrease) in cash                (4,882,867)  6,225,953
Cash at beginning of year                      19,328,921   9,550,420

Cash at end of period                       $  14,446,054 $15,776,373

Supplemental information:
  Income tax payments                       $     243,250 $   699,757

                  See Notes to Consolidated Financial Statements.

                         AMPCO-PITTSBURGH CORPORATlON
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Unaudited Consolidated Financial Statements

    Certain amounts for preceding periods have been reclassified for comparability with the
    1995 presentation.

    The condensed consolidated balance sheet as of June 30, 1995, the consolidated statements of income for the six and three month periods ended June 30, 1995 and 1994 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Corporation without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the
    Corporation's annual report to shareholders for the year ended December 31, 1994.  The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  Acquisition of Buffalo Air Handling

    On May 1, 1995 the Corporation acquired Buffalo Air Handling Company located in
    Amherst, VA ("Buffalo") for $11,500,000 in cash.  Buffalo is a manufacturer of large custom air handling systems for industrial and commercial customers with sales of $22 million last year.  The acquisition was accounted for as a purchase transaction.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired is being amortized over a preliminarily determined period of thirty years using the straight-line method.  The results of operations of Buffalo from May 1, 1995 have been included in the consolidated financial statements.

    The consolidated results of operations on a pro forma basis as though Buffalo had been acquired as of January 1, 1994 are as follows (in thousands except for per share information):

                                  Three Months        Six Months
                                 Ended June 30,     Ended June 30,
                                1995    1994        1995    1994

         Net sales            $38,445 $34,215    $77,916  $66,335
         Net income           $ 2,015 $ 1,870    $ 4,463  $ 5,753
         Net income per share $   .21 $   .20    $   .47  $   .60

    The pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the purchase been made at the beginning of the period, or of future results of operations of the combined companies.  The 1994 periods include gains from investments (see Note 3).

3.  Investments

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

4.  Inventory

    Inventories are comprised of the following:

                                        June 30,       December 31,
                                          1995             1994

       Raw materials                  $  4,971,595    $  5,016,745
       Work-in-process                  19,511,757      18,287,381
       Finished goods                    5,110,062       5,025,790
       Supplies                          1,762,363       1,991,789
                                       $31,355,777     $30,321,705

5.  Net Income Per Common Share

    Net income per common share is computed on the basis of a weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares, for the periods presented.















                          AMPCO-PITTSBURGH CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Six and Three Month
Periods Ended June 30, 1995 and 1994


Net sales for the six and three month periods of 1995 were $70,151,000 and $36,548,000 compared to $56,839,000 and $29,733,000 for the same periods of the prior year. Excluding the additional sales from the acquisition of Buffalo Air Handling on May 1, 1995, sales increased by 18% and 12% for the first half and second quarter of 1995, respectively, compared to the prior year. Each operation continues to experience higher shipment levels over the prior year due to improved economic activity in all of the markets served. The order backlog at June 30, 1995 was $90,900,000. Excluding the impact of Buffalo Air Handling, the backlog at June 30, 1995 is 11% and 23% above the comparable totals at December 31, 1994 and June 30, 1994, respectively.

The cost of products sold relationships for the six and three months ended June 30, 1995 were 72.2% and 72.5%, respectively. This compares with the prior comparable periods at 73.7% and 74.1%, respectively. The margin improvement is primarily a result of a more favorable product mix and higher production levels in 1995. Despite the increase in order levels noted in the backlog figures above, competitive pricing pressures are continuing.

Selling and administrative expenses increased by $1,328,000 for the year-to-date period and $925,000 for the second quarter, both compared to the prior year. Excluding the impact of Buffalo Air Handling, these costs increased by 10% year-to-date and by 11% for the quarter, both compared to the prior year. The higher spending resulted from increased business levels.

As a result of the higher levels of production and shipments, income from operations increased 82% for the six month period to $6,858,000 and 62% for the three month period to $3,522,000, both compared to the prior year.

Gain on sale of investment was $2,328,000 in the first half of 1994 and $730,000 in the second quarter of 1994. (See Notes to Financial
Statements - Note 3).

Other income (expense) - net was $(179,000) in the first half of 1995 compared to $(495,000) in 1994. The improvement is principally due to an increase in interest rates on invested cash balances.

Discontinued operations in 1994 includes a gain, net of deferred taxes, of $1,728,000 from the partial disposition of shares of Northwestern Steel and Wire Company (Northwestern). (See Notes to Financial Statements - Note 3).

As a result of all of the above, the Corporation had net income for the six and three months ended June 30, 1995 of $4,118,000 and $2,006,000, respectively. This compares with net income for the prior year comparable periods of $5,319,000 and $1,740,000, respectively.

Liquidity and Capital Resources

Net cash flow from operating activities was positive for the six months ended June 30, 1995 at $8,756,000 and compares with positive cash flows of $2,043,000 for the comparable period 1994. Net cash outflow for working capital increases was $774,000 in 1995 compared with $3,884,000 in 1994. The increased cash flow in 1995 results from the combination of higher operating earnings and the lower outflow for working capital.

The net cash outflow from investing activities in 1995 includes $11,500,000 for the purchase of Buffalo Air Handling. The net cash inflow for investing activities in 1994 includes proceeds from the sale of Northwestern shares and the contingent purchase price receipt from Amersham.

Capital expenditures for 1995 totaled $1,948,000 compared to $1,434,000 in 1994. Capital appropriations carried forward from June 30, 1995 total $2,000,000. Capital requirements are expected to be financed from funds internally generated.

The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. Subsequent to June 30, 1995, the Corporation chose to reduce the amount available under the revolving credit agreement from $15,000,000 to $7,500,000. The total funds available from all sources is now $14,500,000.

At June 30, 1995, the Corporation owned 862,831 shares of Northwestern which had a market value of $7,011,000. The Corporation intends to sell its shares in Northwestern in an orderly manner, depending on market conditions. The Corporation also owned 36,726 shares of Amersham, with a market value of approximately $500,000, which are restricted from sale until May 1996.

With respect to environmental concerns, the Corporation has been named a potentially responsible party at certain sites. The Corporation has accrued for costs of remedial actions it would likely be required to take. In addition, the Corporation has provided for environmental clean-up costs related to preparing its discontinued business facilities for sale. While it is not possible to quantify with certainty the potential of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws and the potential liability for all environmental proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

The nature and scope of the Corporation's business bring it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. The Corporation does not anticipate that its financial condition, results of operations or liquidity will be materially affected by the costs of known, pending or threatened litigation.

                       PART II - OTHER INFORMATION
                      AMPCO-PITTSBURGH CORPORATION


Items 1-4.  None

Item 5.     Other Information

            As previously reported in Form 10-Q for the quarter ended March 31, 1995,
            Ampco-Pittsburgh Corporation acquired on April 30, 1995, through two wholly-owned subsidiaries, the Buffalo Air Handling Division business located in Amherst, Virginia ("Buffalo") from The Howden Fan Company for $11,500,00 in cash.

            Based on preliminary information, it originally appeared, and was so disclosed, that the Buffalo acquisition would meet the requirements of the Securities and
            Exchange Commission for filing separate audited financial statements and pro forma financial information.  Following a further and more complete financial review, it was determined that the Buffalo acquisition does not meet these requirements and, accordingly, this information will not be filed.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            27.  Financial Data Schedule

     (b)    Reports on Form 8-k

            None





















                                  - 10 -

                               SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                AMPCO-PITTSBURGH CORPORATION




DATE:  August 14, 1995          BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                     Chief Executive Officer




DATE:  August 14, 1995          BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Treasurer and Controller
                                     (Principal Financial Officer)


                           AMPCO-PITTSBURGH CORPORATION

                                   EXHIBIT INDEX





Exhibit 27 -   Financial Data Schedule (FDS)