Form 10-Q
period 1995-09-30
AMPCO PITTSBURGH CORP
filed 1995-11-13
CIK 6176

                                  FORM lO-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                YES  X      NO



On November 10, 1995, 9,577,621 common shares were outstanding.

                     AMPCO-PITTSBURGH CORPORATION

                                 INDEX


                                                          Page No.


Part I - Financial Information:

       Item 1 - Consolidated Financial Statements

             Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994        3

             Consolidated Statements of Income -
               Nine Months ended September 30, 1995
               and 1994; Three Months ended
               September 30, 1995 and 1994                     4

             Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995
               and 1994                                        5

             Notes to Consolidated Financial
               Statements                                      6

       Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    8


Part II - Other Information:

           Item 6 - Exhibits and Reports on Form 8-K         10

           Signatures                                        11

           Exhibit Index                                     12

           Exhibits

             Exhibit 4
             Exhibit 27

                              PART I - FINANCIAL INFORMATION
                               AMPCO-PITTSBURGH CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

                                                   September 30, December 31,
                                                        1995        1994

Assets
    Current assets:
      Cash and cash equivalents                   $   15,287,712 $   19,328,921
      Receivables, less allowance for doubtful
       accounts of $846,908 in 1995 and $483,017
       in 1994                                        28,606,857     21,249,278
      Inventories                                     31,249,507     30,321,705
      Investments available for sale                   7,506,021      5,392,694
      Other                                            3,152,528      3,458,582
    Total current assets                              85,802,625    79,751,180
    Property, plant and equipment, at cost           108,903,071   101,436,078
    Accumulated depreciation                         (56,205,045)  (51,692,129)
      Net property, plant and equipment               52,698,026    49,743,949
    Prepaid pension                                   14,480,452    14,962,827
    Other noncurrent assets                           10,840,455     7,454,131
                                                   $ 163,821,558  $151,912,087

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                             $   7,170,117  $  5,986,001
      Accrued payrolls and employee benefits           7,837,484     7,881,752
      Other                                            6,972,978     6,390,736
            Total current liabilities                 21,980,579     20,258,489
    Employee benefit obligations                      19,882,894     20,156,521
    Deferred income taxes                              7,965,276      4,382,467
    Other noncurrent liabilities                       3,622,514      4,143,726
            Total liabilities                         53,451,263     48,941,203
    Shareholders' equity:
      Preference stock - no par value; authorized
       3,000,000 shares: none issued                      -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and outstanding
       9,577,621 in 1995 and 1994                      9,577,621      9,577,621
      Additional paid-in capital                     102,555,980    102,555,980
      Retained earnings (deficit)                     (9,962,197)   (15,104,987)
                                                     102,171,404     97,028,614
      Cumulative translation adjustments               3,591,725      2,709,881
      Unrealized holding gains on securities           4,607,166      3,232,389
            Total shareholders' equity               110,370,295    102,970,884
                                                   $ 163,821,558   $151,912,087


                See Notes to Consolidated Financial Statements.

                          AMPCO-PITTSBURGH CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                            Nine Months Ended Sept. 30,          Three Months Ended Sept. 30,
                                 1995                   1994             1995                1994


Net sales                   $105,107,649  $ 84,428,496  $ 34,956,421  $ 27,589,907

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)   75,820,443    61,845,036    25,173,230    19,977,617
 Selling and administrative   15,129,616    12,969,382     5,344,713     4,512,150
 Depreciation                  4,292,111     4,124,037     1,430,651      1,367,975
                              95,242,170    78,938,455    31,948,594     25,857,742
Income from operations         9,865,479     5,490,041     3,007,827      1,732,165

Other income and (expense):
 Gain on sale of investment       -          2,554,294        -             226,635
 Other income (expense) - net  (164,302)      (611,186)       14,975       (116,362)
Income from continuing
  operations before provision
  for taxes on income         9,701,177      7,433,149     3,022,802      1,842,438
Provision for taxes on income 3,870,000      2,710,000     1,310,000        710,000
Income from continuing
  operations                  5,831,177      4,723,149     1,712,802      1,132,438

Gain on disposal of discontinued
  operation, net of an income tax
  provision of $17,000 in 1995 and
  $931,000 in 1994               30,300      1,728,251        30,300         -

Net income                  $ 5,861,477  $   6,451,400 $   1,743,102  $  1,132,438

Net income per common share:
 Continuing operations      $       .61  $         .49 $         .18  $        .12
 Discontinued operations              -            .18             -            -
 Net income                 $       .61  $         .67 $         .18  $        .12

Cash dividends declared per
  share                     $      .075  $        .075 $        .025  $        .025

Weighted average common shares
  outstanding                     9,577,621               9,577,621         9,577,621          9,577,621


                  See Notes to Consolidated Financial Statements


                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                            Nine Months Ended Sept. 30,
                                                 1995          1994

Cash flows from operating activities:
 Net income                                 $  5,861,477  $  6,451,400
 Adjustments to reconcile net income to net
   cash flows from operating activities:
  Depreciation and amortization                4,292,111     4,124,037
  (Gain) on sale of investment                     -        (2,554,294)
  (Gain) on discontinued operations              (47,300)   (2,659,251)
  Deferred income taxes                        3,445,000     3,304,958
  Other - net                                    431,896       190,686
  (Increase) decrease in assets:
   Receivables                                (1,669,258)   (2,414,897)
   Inventories                                   542,243    (1,338,682)
   Other assets                                  907,984     2,611,275
  Increase (decrease) in liabilities:
   Accounts payable                             (563,370)      627,933
   Accrued payrolls and employee benefits       (287,290)     (401,892)
   Other liabilities                          (1,893,470)   (2,340,094)
  Net cash flows from operating activities    11,020,023     5,601,179

Cash flows from investing activities:
 Acquisition of Buffalo Air Handling        (11,500,000)        -
 Purchases of property, plant and equipment  (3,087,822)    (2,176,112)
 Proceeds from sales of investments              -           4,309,579
 Proceeds from disposal of discontinued
  operations                                     49,750      3,278,070
 Net cash flows from investing activities   (14,538,072)     5,411,537

Cash flows from financing activities:
 Repayments of long-term debt                    -            (433,333)
 Dividends paid                                (718,687)      (718,687)
 Net cash flows from financing activities      (718,687)    (1,152,020)

Effect of exchange rate changes on cash         195,527        208,045

Net increase (decrease) in cash              (4,041,209)    10,068,741
Cash at beginning of year                    19,328,921      9,550,420

Cash at end of period                      $ 15,287,712   $ 19,619,161

Supplemental information:
 Income tax payments                       $    368,003   $  1,033,167



                    See Notes to Consolidated Financial Statements.

                              AMPCO-PITTSBURGH CORPORATION
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Nine and Three Month
Periods Ended September 30, 1995 and 1994

Net sales for the nine and three month periods of 1995 were $105,108,000 and $34,956,000 compared to $84,428,000 and $27,590,000 for the same periods of the prior year. Excluding the additional sales from the acquisition of Buffalo Air Handling on May 1, 1995, sales increased by 14% and 9% for the first nine months and third quarter of 1995, respectively, compared to the prior year. Each operation continues to experience higher shipment levels over the prior year due to improved economic activity in all of the markets served. The order backlog at September 30, 1995 of $87,600,000 declined slightly during the third quarter compared to the backlog of $90,900,000 at June 30, 1995. Excluding the impact of Buffalo Air Handling, the backlog at September 30, 1995 is 11% and 30% above the comparable totals at December 31, 1994 and September 30, 1994, respectively.

The cost of products sold relationships for the nine and three months ended September 30, 1995 were 72.1% and 72.0%, respectively. This compares with the prior comparable periods at 73.3% and 72.4%, respectively. The margin improvement is primarily a result of a more favorable product mix and higher production levels in 1995. Despite the overall increase in order levels noted in the backlog figures above, competitive pricing pressures are continuing.

Selling and administrative expenses increased by $2,160,000 for the year-to-date period and $833,000 for the third quarter, both compared to the prior year. Excluding the impact of Buffalo Air Handling, these costs increased by 8% year-to-date and by 3% for the quarter, both compared to the prior year.
The higher spending resulted from increased business levels.

As a result of the higher levels of production and shipments, income from operations increased 80% for the nine month period to $9,865,000 and 74% for the three month period to $3,008,000, both compared to the prior year.

Gain on sale of investment was $2,554,000 in the first nine months of 1994 and $227,000 in the third quarter of 1994. (See Notes to Financial Statements -
Note 3).

Other income (expense) - net was $(164,000) in the first nine months of 1995 compared to $(611,000) in 1994. The improvement is principally due to an increase in interest rates on invested cash balances.

Discontinued operations in 1995 and 1994 include gains, net of deferred taxes, of $30,000 and $1,728,000 from the partial disposition of shares of Northwestern Steel and Wire Company (Northwestern). (See Notes to Financial Statements - Note 3).

As a result of all of the above, the Corporation had net income for the nine and three months ended September 30, 1995 of $5,861,000 and $1,743,000, respectively. This compares with net income for the prior year comparable periods of $6,451,000 and $1,132,000, respectively.

Liquidity and Capital Resources

Net cash flow from operating activities was positive for the nine months ended September 30, 1995 at $11,020,000 and compares with positive cash flows of $5,601,000 for the comparable period 1994. Net cash outflow for working capital increases was $2,963,000 in 1995 compared with $3,256,000 in 1994.
The increased cash flow in 1995 resulted primarily from higher operating earnings.

The net cash outflow from investing activities in 1995 includes $11,500,000 for the purchase of Buffalo Air Handling. The net cash inflow for investing activities in 1994 includes proceeds from the sales of Northwestern and Amersham shares and the contingent purchase price receipt from Amersham.

Capital expenditures for 1995 totaled $3,088,000 compared to $2,176,000 in 1994. Capital appropriations carried forward from June 30, 1995 total $1,600,000. Capital requirements are expected to be financed from funds internally generated.

During the third quarter, the Corporation chose to reduce the amount available under its revolving credit agreement from $15,000,000 to $7,500,000. The total borrowing available from all sources, including short-term lines of credit, is now $14,500,000 which is considered in excess of the cash needs of the Corporation's businesses.

At September 30, 1995, the Corporation owned 857,831 shares of Northwestern which had a market value of $7,506,000. The Corporation intends to sell its shares in Northwestern in an orderly manner, depending on market conditions. The Corporation also owned 36,726 shares of Amersham, with a market value of approximately $500,000, which are restricted from sale until May 1996.

With respect to environmental matters, the Corporation has been named a potentially responsible party at certain sites. The Corporation has accrued for costs of remedial actions it would likely be required to take. In addition, the Corporation has provided for environmental clean-up costs related to preparing its discontinued business facilities for sale. While it is not possible to quantify with certainty the potential of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws and the potential liability for all environmental proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

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

    The condensed consolidated balance sheet as of September 30, 1995, the consolidated statements of income for the nine and three month periods ended September 30, 1995 and
    1994 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Corporation without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the
    Corporation's annual report to shareholders for the year ended December 31, 1994.  The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

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

    The consolidated results of operations on a pro forma basis as though Buffalo had been acquired as of January 1, 1994 are as follows (in thousands except for per share information):

                         Three Months            Nine Months
                      Ended September 30,    Ended September 30,
                        1995       1994      1995      1994


    Net sales         $ 34,956  $ 33,126  $112,873   $ 99,460
    Net income        $  1,743  $  1,256  $  6,206   $  7,010
    Net income per
     share            $    .18  $    .13  $    .65   $    .73

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

    During the first quarter of 1994, the Corporation sold 243,500 shares of its interest in
    Northwestern Steel and Wire Company (Northwestern), realizing proceeds of $2,779,000 and a pre-tax gain of $2,659,251.  Consistent with the previous accounting for
    Northwestern, this gain was reflected in discontinued operations net of a deferred tax provision of $931,000.  An additional 5,000 shares of Northwestern were sold at a gain during the third quarter of 1995.

4.  Inventory

    Inventories are comprised of the following:

                          September 30,     December 31,
                              1995              1994

    Raw materials         $  4,994,633      $  5,016,745
    Work-in-process         20,004,923        18,287,381
    Finished goods           4,624,298         5,025,790
    Supplies                 1,625,653         1,991,789
                          $ 31,249,507       $30,321,705

5.  Net Income Per Common Share

    Net income per common share is computed on the basis of a weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares, for the periods presented.

6.  Post Balance Sheet Event

    On October 1, 1995 the Corporation acquired Bimex Corporation, a manufacturer of bimetallic liners and barrels for the plastic molding machinery industry, located in Wales,
    WI.  The acquisition, for approximately $4,000,000 cash, will be accounted for as a purchase transaction in the year end financial statements.


                             PART II - OTHER INFORMATION
                            AMPCO-PITTSBURGH CORPORATION




Items 1-5. None

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

          4. Amendment No. 1 to Revolving Credit Agreement dated as of September 30, 1993.

         27. Financial Data Schedule

       (b)  Reports on Form 8-k

         None

                                 SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             AMPCO-PITTSBURGH CORPORATION




DATE:  November 10, 1995                     BY:  s/Robert A. Paul
                                                  Robert A. Paul
                                                  President and
                                                   Chief Executive Officer




DATE:  November 10, 1995                     BY:  s/Robert J. Reilly
                                                  Robert J. Reilly
                                                  Treasurer and Controller
                                                   (Principal Financial Officer)




                                  AMPCO-PITTSBURGH CORPORATION

                                          EXHIBIT INDEX





Exhibit 4 -    Amendment No. 1 to Revolving Credit Agreement dated as of
               September 30, 1993.


Exhibit 27 -   Financial Data Schedule (FDS)