Form 10-K
period 1995-12-31
AMPCO PITTSBURGH CORP
filed 1996-03-22
CIK 6176

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     [X]

For the fiscal year ended December 31, 1995.

                                      OR

                                     [ ]

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION                      I.R.S. Employer Identification
                                                  No. 25-1117717
600 Grant Street, Suite 4600, Pittsburgh, Pennsylvania  15219
412/456-4400

Securities registered pursuant to Section 12(b) of the Act:
                                             Name of each exchange
         Title of each class                  on which registered
         -------------------                 --------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 19, 1996, 9,577,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $81 million.

DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1995.

                                     PART I

ITEM 1 - BUSINESS

 (a) GENERAL DEVELOPMENT OF BUSINESS

  Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in Pennsylvania in 1929. Prior to the acquisitions described below, the Corporation operated four businesses which manufacture engineered equipment: Buffalo Pumps, Inc. and Aerofin Corporation, acquired in 1981, headquartered in North Tonawanda, New York and Lynchburg, Virginia, respectively, and Union Electric Steel Corporation and New Castle Industries, Inc., acquired in 1984, headquartered in Carnegie and New Castle, Pennsylvania, respectively.

  Two acquisitions were completed in 1995. The Buffalo Air Handling division of The Howden Fan Company was purchased to compliment the Corporation's existing Aerofin Corporation business. This operation, now operated as Buffalo Air Handling Company, is located in Amherst, Virginia and manufactures large
standard and custom air handling systems.   Also in 1995, the Corporation
acquired the business known as Bimex Corporation. Now operated as Bimex Industries, Inc., the plant in Wales, Wisconsin manufactures bimetallic barrels for the plastics processing industry which compliments New Castle Industries' business.

 (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The sales and operating profit of the Corporation's only segment and the identifiable assets attributable to it for the three years ended December 31, 1995 are set forth in Note 16 (Business Segment Information) on p. 16 of the accompanying Annual Report which is incorporated herein by reference.

 (c) NARRATIVE DESCRIPTION OF BUSINESS

  The Corporation produces finned tube heat exchange coils, air handling systems and pumps for the construction, electric utility, refrigeration, chemical processing and marine defense industries; feed screws, barrels and other parts for the plastics processing industry; and forged hardened steel rolls for producers of cold rolled steel, aluminum and other metals. These products are heavily dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and, to a lesser extent, in foreign countries.

  No one customer's purchases were material to the Corporation. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation's business is not seasonal but is subject to the cyclical nature of the industries and markets served. For additional information on the products produced and financial information about the business, see pp. 2 through 5 and Note 16 on p. 16 of the accompanying Annual Report which are incorporated herein by reference.

Raw Materials
-------------

  Raw materials are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Certain of the raw materials used by the Corporation have historically been subject to variations in price. The Corporation generally does not purchase or arrange for the purchase of a major portion of raw materials significantly in advance of the time it requires them.

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

Backlog
-------

  The backlog of orders at December 31, 1995 was approximately $96,200,000 compared to a backlog of $70,200,000 at year end 1994. Most of those orders are expected to be filled in 1996.

Competition
-----------

  The Corporation faces considerable competition from a large number of companies. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves.

  Buffalo Pumps, Inc. produces a line of centrifugal pumps serving refrigeration, power generation and marine defense industries and competes with many other producers. Aerofin Corporation produces finned tube heat exchange coils used by the commercial and industrial construction, process and utility industries. Buffalo Air Handling Company produces standard and custom air handling systems used in commercial and industrial buildings. Aerofin and Buffalo Air Handling have several major competitors in each of their markets. Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States which are sold to steel and aluminum companies throughout the world. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets. New Castle Industries and Bimex Industries primarily produce feed screws, barrels and other machine parts for use in the plastics processing industry and compete with a number of small regional companies. Competition in all of the Corporation's businesses is based on quality, service, price and delivery.

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

Environmental Protection Compliance Costs
-----------------------------------------

  Expenditures for environmental control matters were not material in 1995 and such expenditures are not expected to be material in 1996. However, with increasing regulatory activity, such expenditures may increase.

Employees
---------

  In December, 1995, the Corporation had 1189 employees, of whom 390 were sales, executive, administrative, engineering and clerical personnel. Approximately 84% of the production and craft hourly employees are covered by negotiated labor agreements with various unions.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

  The Corporation's only foreign operation is a Union Electric Steel Corporation plant located in Belgium that manufactures forged steel rolls principally for the European markets. For financial information relating to foreign and domestic operations see Note 16 (Business Segment Information) on p. 16 of the accompanying Annual Report which is incorporated herein by reference.

ITEM 2 - PROPERTIES

  The Corporation is in one segment that produces engineered products. The location and general character of the principal locations, all of which are owned, are as follows:

Company and                         Principal       Approximate      Type of
Location                               Use         Square Footage  Construction
------------------------------  -----------------  --------------  ------------

Aerofin Corporation             Manufacturing      146,000 on      Brick,
4621 Murray Place               facilities and     15.3 acres      concrete
Lynchburg, VA  24506            offices                            and steel

Bimex Industries, Inc.          Manufacturing      33,500 on       Metal and
319 Universal Street            facilities and     7.8 acres       steel
Wales, WI 53183                 offices

Buffalo Air Handling Company    Manufacturing      89,000 on       Metal and
Zane Snead Drive                facilities and     19.5 acres      steel
Amherst, VA  24531              offices


Company and                         Principal       Approximate      Type of
Location                               Use         Square Footage  Construction
------------------------------  -----------------  --------------  ------------

Buffalo Pumps, Inc.             Manufacturing      94,000 on       Metal, brick
874 Oliver Street               facilities and     7 acres         and cement
N. Tonawanda, NY  14120         offices                            block

New Castle Industries, Inc.     Manufacturing      81,600 on       Metal and
1399 Countyline Road            facilities and     18.5 acres      steel
New Castle, PA  16102           offices

New Castle Industries, Inc.     Manufacturing      31,000          Masonry
925 Industrial Street           facilities         5.3 acres       with steel
New Castle, PA  16102                                              truss roof

Union Electric Steel Corp.      Manufacturing      186,000 on      Metal and
Route 18                        plant              55 acres        steel
Burgettstown, PA  15021

Union Electric Steel Corp.      Manufacturing      153,000 on      Metal and
726 Bell Street                 facilities,        5 acres         steel
Carnegie, PA  15106             offices and plant

Union Electric Steel Corp.      Manufacturing      75,000 on       Metal and
U.S. Highway 30                 facilities         20 acres        steel
Valparaiso, IN  46383

Union Electric Steel, N.V.      Manufacturing      66,000 on       Concrete,
Industrie Park                  facilities and     15 acres        metal and
B-3980 Tessenderlo              offices                            steel
Belgium

----------
(1) The Corporation holds properties of discontinued operations for sale in Coraopolis, PA; Longview, TX; Plymouth, MI and Chicago, IL.

(2) The Corporate office space is leased as are several small domestic sales offices. Union Electric Steel also leases approximately 40,000 square feet of manufacturing space. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1995.

(3) The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 1995. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.

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

  As previously reported, two of those lawsuits have been settled. In the third lawsuit, Official Unsecured Creditors' Committee of Valley-Vulcan Mold Company
         ---------------------------------------------------------------------
v. Microdot, Inc., Valley Mould Corporation, Ampco-Pittsburgh Corporation and
-----------------------------------------------------------------------------
Vulcan, Inc., the plaintiff, allegedly on behalf of the debtor Partnership,
------------
filed a proceeding in the United States Bankruptcy Court for the Northern District of Ohio against Microdot, Valley, Vulcan and the Corporation, seeking to set aside the Corporation's liens on the Partnership's assets, to hold all defendants liable for the debts of the Partnership, and return of all money received by any of the defendants from the Partnership and out of the proceeds of a loan to the Partnership by a third-party lender, alleged to be at least $9.35 million. The Corporation's liens secure a guaranty that it was required to give with respect to a Vulcan obligation that was assumed by the Partnership, and a $500,000 loan made to the Partnership.

  The trial of this lawsuit was held the week of October 4, 1993. In April, 1994 the Court issued a judgment in favor of the Corporation. Under the Court's decision, all claims against the Corporation were denied. All claims against Vulcan were also denied except for its liability as a general partner. Vulcan's only asset is its interest in the partnership, which has no value, and accordingly the judgment will not have any adverse effect on the Corporation.
In May, 1994, plaintiff appealed to the United States District Court, Northern District of Ohio, Eastern Division. The appellate Court has not yet rendered its decision.

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

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The information called for by this item is set forth on p. 20 of the Annual Report to Shareholders for the year ended December 31, 1995 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

  The information called for by this item is set forth on p. 20 of the Annual Report to Shareholders for the year ended December 31, 1995 which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

  The information called for by this item is set forth on pp. 17 through 19 of the Annual Report to Shareholders for the year ended December 31, 1995 which are incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is set forth on pp. 6 through 16 and
p. 20 of the Annual Report to Shareholders for the year ended December 31, 1995 which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  There were none.

                                    PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

     (a)   IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in
            ---------------------------------------------------------------
Public Companies
-------------------------

Louis Berkman (age 87, Director since 1960; current term expires in 1996). He has been Chairman of the Board of the Corporation since September 20, 1994. He is also Chairman of the Executive Committee of the Corporation and has been for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (N)(2)(4)

Robert A. Paul (age 58, Director since 1970; current term expires in 1997). He has been President and Chief Executive Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was President and Chief Operating Officer of the Corporation. He is also an officer and director of The Louis Berkman Company and director of Integra Financial Corporation. (2)

William D. Eberle (age 72, Director since 1982; current term expires in 1997). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd., Greenwich Entertainment Group, America Service Group and Showscan, Inc. He is also a director of Mitchell Energy & Development Co., America Service Group and Fiberboard Corporation, and was Special Representative for Trade Negotiations with the rank of Ambassador. (3)(4)

William P. Hackney (age 70, Director since 1979; current term expires in 1996). For more than five years prior to 1992 he had been a partner in the law firm of Reed Smith Shaw & McClay. As of January 1, 1992, he retired and became of counsel to the law firm. Mr. Hackney has decided not to seek reelection in 1996. (3)

Alvin G. Keller (age 86, Director since 1961; current term expires in 1998). He is a private investor who, prior to his retirement, served as a Vice President of Mellon Bank, N.A. (2)(3)(4)

Carl H. Pforzheimer, III (age 59, Director since 1982; current term expires in
1996). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (N)(3)

Ernest G. Siddons (age 62, Director since 1981; current term expires in 1998). He has been Executive Vice President and Chief Operating Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was Senior Vice President Finance and Treasurer of the Corporation. (2)

____________
(N) Nominee for election at the April 23, 1996 Annual Meeting of Shareholders.
(1) Officers serve at the discretion of the Board of Directors.
(2) Member of Executive Committee.
(3) Member of Audit Committee.
(4) Member of Salary Committee.

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

  (b) IDENTIFICATION OF EXECUTIVE OFFICERS

  In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five
---------------------------------------------------------------------------
Years
-----

Rose Hoover (age 40). Secretary of the Corporation since December, 1990 and Manager of Real Property and Environmental Control since January, 1995.

Robert J. Reilly (age 39). Treasurer of the Corporation since September, 1994. He has been Controller of the Corporation since January, 1994. For five years before September, 1994 he was Assistant Treasurer.

Robert F. Schultz (age 48). Vice President Industrial Relations and Senior Counsel of the Corporation since December, 1990. From January, 1987 to December 1990 he was Director of Industrial Relations.

---------------
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

  (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

      None.

  (d) FAMILY RELATIONSHIPS

  Louis Berkman is the father-in-law of Robert A. Paul. There are no other family relationships among the Directors and Officers.

ITEM 11 - EXECUTIVE COMPENSATION

  The following table sets forth certain information as to the total remuneration received for the past three years by the four most highly compensated executive officers of the Corporation, including the Chief Executive Officer (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation

------------------------------------------------------------------------
(a)                            (b)        (c)       (d)         (i)

Name and                                                     All Other
Principal                               Salary     Bonus    Compensation
Position                      Year        ($)       ($)         ($)
--------------------------  ---------   -------   -------   ------------

Louis Berkman                  1995     250,000    42,500
Chairman of the Board          1994     118,750    15,000
and Executive Committee        1993      75,000         0

Robert A. Paul                 1995     250,000    42,500
President and Chief            1994     236,500    15,000
Executive Officer              1993     232,000         0

Ernest G. Siddons              1995     225,000    38,250      5,064(1)
Executive Vice President       1994     216,750    13,500      4,359(1)
and Chief Operating            1993     214,000         0      3,746(1)
Officer

Robert F. Schultz              1995     127,500    12,500
Vice President                 1994     122,500     7,500
Industrial Relations           1993     120,250         0
and Senior Counsel

---------------
(1) Value of the term portion of a split dollar life insurance policy. The Corporation remains entitled to the cash surrender value of such policy.

  (b) COMPENSATION PURSUANT TO PLANS

  The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers, to which the Corporation makes annual contributions in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that any active employee start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $3,168 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

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

  The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP to the individuals named in the compensation table assuming continued employment to retirement at age 65, but no change in the level of compensation shown in such table:

          Louis Berkman          (1)
          Robert A. Paul       $146,250
          Ernest G. Siddons    $131,625
          Robert F. Schultz    $ 70,000

-----------

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

  (c) COMPENSATION OF DIRECTORS

  In 1995, each Director who was not employed by the Corporation received $2,000 for each Board meeting attended and $500 for each Committee meeting attended. Directors received one-half of those amounts if not in attendance or if participation was by telephonic connection.

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

  (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  A Salary Committee is appointed each year by the Board of Directors.
Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 1995 was comprised of three Directors: William D. Eberle, who is Chairman of the Committee, Louis Berkman and Alvin G. Keller.

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

  (f) SALARY COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Salary Committee approves salaries for executive officers within a range from $150,000 up to $200,000 and increases in the salary of any executive officer, which would result in such officer earning a salary within such range. Salaries of $200,000 per year and above must be approved by the Board of Directors or its Executive Committee after a recommendation by the Salary Committee. Salaries for executive officers below the level of $150,000 are set by the Chairman, President and Executive Vice President of the Corporation. The Committee gives consideration to the operating results of the Corporation in recommending bonuses for Executive Officers. Executive compensation is reviewed by the Salary Committee annually.

  The compensation of the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, is based on an analysis conducted by the Salary Committee in 1992 and reviewed in 1994 following the untimely death of the Corporation's then Chairman and Chief Executive Officer and the subsequent changes in management. The Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation. In setting compensation, the Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries (based primarily on the 1992 analysis), individual contributions, leadership ability and an executive officer's overall performance. In this way, it is believed that the Corporation will attract and retain quality management, thereby benefiting the long-term interest of shareholders.

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

                                              Louis Berkman
                                              William D. Eberle
                                              Alvin G. Keller

  (g) STOCK PERFORMANCE GRAPH


                      Comparative Five-Year Total Returns*
                  Ampco-Pittsburgh ("AP"), S&P 500, Peer Group
                     (Performance results through 12/31/95)

                              [GRAPH APPEARS HERE]
                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN
                  AMONG AP, S&P 500 INDEX AND PEER GROUP INDEX


Measurement period                        S&P 500       Peer Group
(Fiscal year Covered)        AP            Index          Index
                            ---          ----------     ----------
Measurement PT-
12/31/90                    $100.00       $100.00         $100.00

FYE 12/31/91                 122.71        130.55          113.69
FYE 12/31/92                 148.63        140.72          132.83
FYE 12/31/93                 120.38        154.91          181.49
FYE 12/31/94                 168.96        157.39          162.25
FYE 12/31/95                 185.92        216.42          131.53

___________
Assumes $100 invested at the close of trading on the last trading day preceding January 1 of the fifth preceding fiscal year in AP common stock, S&P 500, and Peer Group.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of March 5, 1996, Louis Berkman owned directly 213,888 shares (2.23%) of the Common Stock of the Corporation. As of the same date, The Louis Berkman Company, P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 1,626,089 shares (16.98%) of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 62.90% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.93% of its common stock owned by his wife. Louis Berkman and Robert Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

    The Corporation has received two Schedules 13G filed with the Securities and Exchange Commission disclosing that as of December 31, 1995 Norwest Corporation, Sixth & Marquette, Minneapolis, MN 55479 (in various fiduciary and agency capacities) owned 1,494,250 shares or 15.6% and that AT&T Master Pension Trust, through The Northern Trust Company, as Trustee of the AT&T Master Pension Trust, 50 LaSalle Street, Chicago, IL 60675, owned 650,000 shares or 6.79%. The Corporation also previously received a Schedule 13G disclosing that C.S. McKee & Co., Inc., One Gateway Center, Pittsburgh, PA 15222, owned 611,050 shares or 6.38% of the Corporation's common stock as of December 31, 1993 and on June 7, 1989, GAMCO Investors, Inc. and affiliates, Corporate Center at Rye, Rye, NY 10580, filed a Schedule 13D showing they owned 1,872,875 shares or 19.55%. No further filings have been made by either of these filers.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth as of March 5, 1996 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:


     Name of                      Amount and nature of     Percent
     beneficial owner             beneficial ownership     of class
     ------------------------    ----------------------    --------

     Louis Berkman                     1,841,243(1)(2)       19.2
     Robert A. Paul                       57,922(3)            .6
     Alvin G. Keller                       9,753(4)            .1
     Carl H. Pforzheimer, III              2,733(5)            *
     Ernest G. Siddons                     1,833(6)            *
     William P. Hackney                      433               *
     William D. Eberle                       200               *
     Robert F. Schultz                       200(6)            *

     Directors and Executive
     Officers as a group
     (10 persons)                      1,913,051(7)          19.97

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

5) Includes 1,000 shares owned directly, 1,600 shares held by a trust of which he is a principal beneficiary, and 133 shares held by his daughter, in which shares he disclaims beneficial ownership.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In 1995 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,125,000. Additionally, The Louis Berkman Company paid the Corporation $150,000 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 1996.

  In 1989, certain subsidiaries of the Corporation and Tertiary, Inc., a corporation owned by the children of William Eberle, formed three 50/50 partnerships, to manage, develop and operate hotel properties and a subsidiary of the Corporation also invested as a limited partner in one of the operating partnerships. In 1992, Tertiary purchased the Corporation's interest in two of the 50/50 partnerships. At December 31, 1995, there were promissory notes outstanding from certain of the partnerships to subsidiaries of the Corporation totaling $805,000. These notes are due in 1996, however, it is anticipated that the maturity dates will be extended.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

  (a) 1.  Financial Statements

      The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, appearing on pp. 6 through 16 of the accompanying Annual Report are incorporated by reference in this Form 10-K Annual Report.

      2.  Financial Statement Schedules - None

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

      a. Rights Agreement between Ampco-Pittsburgh Corporation and Mellon Bank, N.A. dated as of November 1, 1988

          Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988

       b.  Revolving Credit Agreement dated as of September 30, 1993

           Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1993

       c. Amendment No. 1 to Revolving Credit Agreement dated as of September 30, 1993

           Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1995


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

           Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1994

       d.  Guaranty of William D. and Jeffrey L. Eberle

           Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1989

  (13) Annual Report to Shareholders for the fiscal year ended December 31, 1995

  (21) Significant Subsidiaries

  (27) Financial Data Schedule

  (b) Reports on Form 8-K
      -------------------

      No reports on Form 8-K were filed in the fourth quarter of 1995.



Note: With the exception of the Corporation's 1995 Annual Report to
      Shareholders, none of the Exhibits listed in Item 14 are included with this Form 10-K Annual Report. The Corporation will furnish copies of Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report accompanied by payment of $3.00 for each Exhibit requested.

                                   SIGNATURE



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMPCO-PITTSBURGH CORPORATION
                                     (Registrant)

March 22, 1996

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


March 22, 1996




                           By   s/Alvin G. Keller
                           ----------------------------------------
                              Alvin G. Keller



                           By   s/William D. Eberle
                           ----------------------------------------
                              William D. Eberle



                           By   s/Carl H. Pforzheimer, III
                           ----------------------------------------
                              Carl H. Pforzheimer, III



                           By   s/William P. Hackney
                           --------------------------------------
                              William P. Hackney