Form 10-Q
period 1996-03-31
AMPCO PITTSBURGH CORP
filed 1996-05-14
CIK 6176

                                FORM lO-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

               YES  X           NO


 On May 13, 1996, 9,577,621 common shares were outstanding.

                         AMPCO-PITTSBURGH CORPORATION

                                    INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 1996 and December 31, 1995           3

           Consolidated Statements of Income -
             Three Months Ended March 31, 1996 and 1995     4

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996
             and 1995                                       5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                         7


Part II -  Other Information:

           Item 4 - Submission of Matters to a Vote of
                     Security Holders                       9

           Item 6 - Exhibits and Reports on Form 8-K        9

           Signatures                                      10

           Exhibit Index                                   11

           Exhibits

              Exhibit 3
              Exhibit 10
              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                         March 31,     December 31,
                                           1996           1995
Assets
    Current assets:
      Cash and cash equivalents         $ 15,620,661   $ 15,553,263
      Receivables, less allowance for
       doubtful accounts of $668,158 in
       1996 and $633,036 in 1995          30,257,209     28,734,492
      Inventories                         33,974,450     33,509,644
      Investments available for sale       5,361,444      6,969,878
      Deferred income taxes                4,643,856      5,530,994
      Other                                1,982,493      1,663,337
         Total current assets             91,840,113     91,961,608
    Property, plant and equipment,
     at cost                             112,951,180    112,139,533
    Accumulated depreciation             (58,415,583)   (56,987,783)
       Net property, plant and equipment  54,535,597     55,151,750
    Prepaid pension                       14,263,588     14,296,588
    Other noncurrent assets                9,935,269     10,013,744
                                        $170,574,567   $171,423,690

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  8,086,405   $  8,279,435
      Accrued payrolls and employee
       benefits                            7,983,762      7,878,148
      Other                                8,118,897      8,861,133
         Total current liabilities        24,189,064     25,018,716
    Employee benefit obligations          19,828,562     19,985,697
    Deferred income taxes                 10,554,104     10,929,725
    Other noncurrent liabilities           2,811,095      3,354,503
         Total liabilities                57,382,825     59,288,641
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1996
       and 1995                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings (deficit)         (5,082,861)    (7,491,711)
                                         107,050,740    104,641,890
      Cumulative translation and other
       adjustments                         2,927,413      3,234,345
      Unrealized holding gains on
       securities                          3,213,589      4,258,814
         Total shareholders' equity      113,191,742    112,135,049
                                        $170,574,567   $171,423,690

                 See Notes to Consolidated Financial Statements.

                        AMPCO-PITTSBURGH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


                                     Three Months Ended March 31,
                                         1996           1995

Net sales                            $ 41,098,335    $ 33,603,358

Operating costs and expenses:
    Cost of products sold
     (excluding depreciation)          29,381,060      24,134,054
    Selling and administrative          5,974,548       4,714,861
    Depreciation                        1,572,958       1,419,104
                                       36,928,566      30,268,019
Income from operations                  4,169,769       3,335,339

Other income (expense) - net               78,523           6,769
Income before taxes                     4,248,292       3,342,108
Provision for taxes on income           1,600,000       1,230,000

Net income                           $  2,648,292    $  2,112,108


Net income per common share          $        .28    $        .22

Cash dividends declared per share    $       .025    $       .025

Weighted average common shares
 outstanding                            9,577,621       9,577,621














                See Notes to Consolidated Financial Statements

                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                            Three Months Ended March 31,
                                                1996          1995

Cash flows from operating activities:
 Net income                                 $  2,648,292  $  2,112,108
 Adjustments to reconcile net income to net
   cash flows from operating activities:
  Depreciation and amortization                1,572,958     1,419,104
  Deferred income taxes                        1,450,000     1,084,000
  Other - net                                     39,739       159,164
  (Increase) decrease in assets:
   Receivables                                (1,707,504)   (2,524,818)
   Inventories                                  (571,810)     (411,165)
   Other assets                                 (227,919)     (958,269)
  Increase (decrease) in liabilities:
   Accounts payable                               64,210       373,379
   Accrued payrolls and employee benefits        136,747      (560,026)
   Other liabilities                          (1,456,162)     (202,074)
  Net cash flows from operating activities     1,948,551       491,403

Cash flows from investing activities:
 Purchases of property, plant and equipment   (1,113,452)     (767,139)
 Net cash flows from investing activities     (1,113,452)     (767,139)

Cash flows from financing activities:
 Dividends paid                                 (718,322)     (239,562)
 Net cash flows from financing activities       (718,322)     (239,562)

Effect of exchange rate changes on cash          (49,379)      267,918

Net increase (decrease) in cash                   67,398      (247,380)
Cash at beginning of year                     15,553,263    19,328,921

Cash at end of period                       $ 15,620,661  $ 19,081,541

Supplemental information:
 Income tax payments                        $    795,958  $     94,230





                   See Notes to Consolidated Financial Statements.

                         AMPCO-PITTSBURGH CORPORATlON
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 1. Unaudited Consolidated Financial Statements

    The condensed consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three month periods ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

    Certain amounts for preceding periods have been reclassified for comparability with the 1996 presentation.

 2. Inventory

    Inventories are comprised of the following:


                               March 31,      December 31,
                                 1996             1995

            Raw materials    $  5,706,156     $  5,603,277
            Work-in-process    21,131,428       21,327,076
            Finished goods      5,249,634        4,803,917
            Supplies            1,887,232        1,775,374
                             $ 33,974,450     $ 33,509,644

 3. Net Income Per Common Share

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

                          AMPCO-PITTSBURGH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 The Three Months Ended March 31, 1996
 Compared With the Three Months Ended March 31, 1995

 Operations

 Net sales of $41,098,000 for the first quarter of 1996 were $7,495,000 or 22.3% higher when compared to 1995's sales of $33,603,000. Of this increase, approximately $6,300,000 is attributable to the prior year acquisitions, made subsequent to the first quarter of 1995, of Buffalo Air Handling and Bimex
 Industries. During the first quarter of 1996, the order backlog increased by $8,300,000 to $105,100,000 at March 31, 1996, primarily due to an increase in forged steel roll orders.

 The cost of products sold as a percentage of sales was 71.5% in 1996 and 71.8% in 1995. An improvement in margins resulted from higher production volumes but this was partially offset by lower margin product mix from the acquisitions. Despite the increase in order levels noted in the backlog figures above, competitive pricing pressures are continuing.

 Selling and administrative expenses were $5,975,000 in 1996 compared to $4,715,000 in 1995. Excluding the impact of the acquisitions, these costs increased by approximately $300,000, principally due to increased commission costs on higher sales and a mix change towards sales on which commission is payable.

 Depreciation expense of $1,573,000 in 1996 was increased compared to $1,419,000 in 1995.

 Principally as a result of the benefit from the prior year acquisitions and modest margin improvement, income from operations of $4,170,000 in 1996 increased by 25% compared to $3,335,000 in 1995. The Corporation had net income of $2,648,000 in 1996 compared to $2,112,000 in 1995.

 Liquidity and Capital Resources

 Net cash flow from operating activities was positive in 1996 and 1995 at $1,949,000 and $491,000, respectively. The increased cash flow in 1996 resulted primarily from an $835,000 increase in income from operations and a reduction in cash outflow for working capital changes. Both the 1996 and 1995 three month periods required increased levels of accounts receivable to support higher business activity.

 Capital expenditures for 1996 totaled $1,113,000 compared to $767,000 in 1995. Capital appropriations carried forward from March 31, 1996 and approved subsequent to that date, total $16,000,000 with the major expenditure being for expansion of capacity at Union Electric Steel's plants to be completed by 1998. Funds generated internally are expected to be sufficient to finance the expansion program but the Corporation is also considering the use of industrial revenue bond financing.

 Cash outflows with respect to financing activities in 1996 include payment of an additional prior year-end dividend of $480,000, or $.05 per share.

 The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at March 31, 1996 was $14,500,000.

 With respect to environmental concerns, the Corporation has been named a potentially responsible party at certain third party sites. The Corporation has accrued its share of the estimated cost of remedial actions it would likely be required to contribute. In addition, the Corporation has provided for environmental clean-up costs related to preparing its discontinued business facilities for sale. While it is not possible to quantify with certainty the potential cost of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws and the potential liability for all environmental proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

 The nature and scope of the Corporation's business brings it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. The Corporation does not anticipate that its financial condition, results of operations or liquidity will be materially affected by the costs of known, pending or threatened litigation.

                             PART II - OTHER INFORMATION
                            AMPCO-PITTSBURGH CORPORATION



Items 1-3. None

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 23, 1996, at the annual meeting of shareholders, Louis Berkman and Carl H. Pforzheimer,
           III were elected directors of the Registrant:

                                           For        Withheld

          Louis Berkman                 7,188,983    1,171 972

          Carl H. Pforzheimer           7,180,979    1,179,976

Item 5.   None

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          3.   Amended and restated By-laws

          10.  Amended and Restated Supplemental Executive
               Retirement Plan

          27.  Financial Data Schedule

    (b)   Reports on Form 8-K

          A report on Form 8-K was filed March 29, 1996 reporting that the Board of Directors approved a purchase by The Louis Berkman Company of 500,000 shares of the Registrant's Common Stock.

                               SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                AMPCO-PITTSBURGH CORPORATION




DATE:  May 13, 1996             BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                      Chief Executive Officer




DATE:  May 13, 1996             BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Treasurer and Controller
                                      (Principal Financial Officer)

                            AMPCO-PITTSBURGH CORPORATION

                                    EXHIBIT INDEX




Exhibit 3  - Amended and restated By-laws

Exhibit 10 - Amended and Restated Supplemental Executive
             Retirement Plan

Exhibit 27 - Financial Data Schedule (FDS)