Form 10-Q
period 1996-06-30
AMPCO PITTSBURGH CORP
filed 1996-08-14
CIK 6176

                                FORM lO-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

               YES  X           NO


 On August 14, 1996, 9,577,621 common shares were outstanding.

                        AMPCO-PITTSBURGH CORPORATION

                                    INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995            3

           Consolidated Statements of Income -
             Six Months Ended June 30, 1996 and 1995;
             Three Months Ended June 30, 1996 and 1995      4

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1996
             and 1995                                       5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                         7


Part II -  Other Information:

           Item 5 - Other Information                      10

           Item 6 - Exhibits and Reports on Form 8-K       10

           Signatures                                      11

           Exhibits

              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                          June 30,      December 31,
                                            1996           1995
Assets
    Current assets:
      Cash and cash equivalents         $ 16,955,498   $ 15,553,263
      Receivables, less allowance for
       doubtful accounts of $706,354 in
       1996 and $633,036 in 1995          31,884,162     28,734,492
      Inventories                         33,887,571     33,509,644
      Investments available for sale       4,610,842      6,969,878
      Deferred income taxes                3,305,120      5,530,994
      Other                                2,185,671      1,663,337
         Total current assets             92,828,864     91,961,608
    Property, plant and equipment,
     at cost                             115,112,466    112,139,533
    Accumulated depreciation             (59,655,792)   (56,987,783)
        Net property, plant and equipment 55,456,674     55,151,750
    Prepaid pension                       14,230,588     14,296,588
    Other noncurrent assets                9,287,301     10,013,744
                                        $171,803,427   $171,423,690

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  7,686,992   $  8,279,435
      Accrued payrolls and employee
       benefits                            8,010,472      7,878,148
      Other                                8,455,972      8,861,133
           Total current liabilities      24,153,436     25,018,716
    Employee benefit obligations          19,303,766     19,985,697
    Deferred income taxes                 10,837,278     10,929,725
    Other noncurrent liabilities           2,484,249      3,354,503
           Total liabilities              56,778,729     59,288,641
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1996
       and 1995                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings (deficit)         (2,411,855)    (7,491,711)
                                         109,721,746    104,641,890
      Cumulative translation and other
       adjustments                         2,577,510      3,234,345
      Unrealized holding gains on
       securities                          2,725,442      4,258,814
          Total shareholders' equity     115,024,698    112,135,049
                                        $171,803,427   $171,423,690

                 See Notes to Consolidated Financial Statements.

                         AMPCO-PITTSBURGH CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                           Six Months Ended June 30,    Three Months Ended June 30,
                              1996         1995             1996           1995

Net sales                 $ 81,865,465  $ 70,151,228     $ 40,767,130   $ 36,547,870

Operating costs and expenses:
 Cost of products sold
  (excluding depreciation)  57,905,652    50,647,213       28,524,592     26,513,159
 Selling and administrative 12,087,492     9,784,903        6,112,944      5,070,042
 Depreciation                3,150,481     2,861,460        1,577,523      1,442,356
                            73,143,625    63,293,576       36,215,059     33,025,557
Income from operations       8,721,840     6,857,652        4,552,071      3,522,313

Other income (expense) - net   186,898      (179,277)         108,375       (186,046)
Income before taxes          8,908,738     6,678,375        4,660,446      3,336,267
Provision for taxes on
 income                      3,350,000     2,560,000        1,750,000      1,330,000

Net income                $  5,558,738  $  4,118,375     $  2,910,446   $  2,006,267

Net income per common
 share                    $        .58  $        .43     $        .30   $        .21

Cash dividends declared
 per share                $        .05  $        .05     $       .025   $       .025

Weighted average number of
 common shares outstanding   9,577,621     9,577,621        9,577,621      9,577,621


                 See Notes to Consolidated Financial Statements

                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                             Six Months Ended June 30,
                                                1996          1995

Cash flows from operating activities:
 Net income                                 $  5,558,738  $  4,118,375
 Adjustments to reconcile net income to net
   cash flows from operating activities:
  Depreciation and amortization                3,150,481     2,861,460
  Deferred income taxes                        3,050,000     2,266,000
  Other - net                                    144,457       284,408
  (Increase) decrease in assets:
   Receivables                                (3,537,316)      902,517
   Inventories                                  (601,340)      500,661
   Other assets                                 (358,413)     (143,740)
  Increase (decrease) in liabilities:
   Accounts payable                             (367,567)   (1,349,730)
   Accrued payrolls and employee benefits        181,975      (177,527)
   Other liabilities                          (1,520,539)     (506,542)
  Net cash flows from operating activities     5,700,476     8,755,882

Cash flows from investing activities:
 Purchases of property, plant and equipment   (3,816,852)   (1,947,961)
 Proceeds from sales of investments              582,122             0
 Acquisition of Buffalo Air Handling                   0   (11,500,000)
 Net cash flows from investing activities     (3,234,730)  (13,447,961)

Cash flows from financing activities:
 Dividends paid                                 (957,763)     (479,125)
 Net cash flows from financing activities       (957,763)     (479,125)

Effect of exchange rate changes on cash         (105,748)      288,337

Net increase (decrease) in cash                1,402,235    (4,882,867)
Cash at beginning of year                     15,553,263    19,328,921

Cash at end of period                       $ 16,955,498  $ 14,446,054

Supplemental information:
 Income tax payments                        $    795,958  $    243,250



                  See Notes to Consolidated Financial Statements.




                    AMPCO-PITTSBURGH CORPORATlON
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  Unaudited Consolidated Financial Statements

    The condensed consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the six and three month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1995. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

    Certain amounts for preceding periods have been reclassified for comparability with the 1996 presentation.

 2. Inventory

    Inventories are comprised of the following:



                               June 30,       December 31,
                                 1996             1995

            Raw materials    $  5,490,471     $  5,603,277
            Work-in-process    22,096,865       21,327,076
            Finished goods      4,385,855        4,803,917
            Supplies            1,914,380        1,775,374
                             $ 33,887,571     $ 33,509,644

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

                    AMPCO-PITTSBURGH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Operations for the Six and Three Month
 Periods Ended June 30, 1996 and 1995

 Net sales for the six and three month periods of 1996 were $81,865,000 and $40,767,000 compared to $70,151,000 and
 $36,548,000 for the same periods of the prior year. Excluding the impact of the previous year acquisitions of Buffalo Air Handling and Bimex Industries, which were not included for the full 1995 periods, sales increased approximately 4% for the 1996 first half and second quarter compared to the prior year. The increase reflects principally continued growth of export sales. The order backlog at June 30, 1996 was $110,000,000 compared to $96,800,000 at December 31, 1995. The growth in the backlog is due primarily to an increase in forged steel roll orders.

 The cost of products sold relationships for the six and three months ended June 30, 1996 were 70.7% and 70.0%, respectively. This compares with the prior comparable periods at 72.2% and 72.5%, respectively. The margin improvement in 1996 resulted from improved pricing and more favorable product mix, offset somewhat by lower margin product mix from the acquisitions.

 Selling and administrative expenses in 1996 increased by $2,303,000 for the year-to-date period and $1,043,000 for the second quarter, both compared to the prior year. Excluding the impact of the acquisitions, these costs increased by approximately $900,000 and $600,000, or 10% and 13% for the first half and second quarter, respectively. This increase is principally due to increased commission costs on higher sales and a mix change towards sales on which commission is payable. The relationship of selling and administrative expenses to net sales was 14.7% in the first half of 1996 compared to 14.0% for the comparable period in 1995.

 Depreciation expense of $3,150,000 and $1,578,000 for the six and three months ended June 30, 1996 increased approximately
 10% compared to the prior year due principally to the full period impact of the acquisitions.

 Income from operations increased 27% for the six month period to $8,722,000 and 29% for the three month period to $4,552,000, both compared to the prior year. These increases are principally a result of improved margins, offset somewhat by higher commissions, and the benefit of the prior year acquisitions.

 The Corporation had net income for the six and three months ended June 30, 1996 of $5,559,000 and $2,910,000, respectively. This compares with net income for the prior year comparable periods of $4,118,000 and $2,006,000, respectively.

 Liquidity and Capital Resources

 Net cash flow from operating activities was positive for the six months ended June 30, 1996 at $5,700,000 and compares with positive cash flows of $8,756,000 for the comparable period 1995. While income from operations increased by $1,864,000 in the first half of 1996 compared to 1995, this was offset by a net cash outflow for working capital and other balance sheet changes of $6,203,000 in 1996 compared with $774,000 in 1995.
 The 1996 period required an increased level of accounts receivable and inventories to support higher business activity.

 Capital expenditures for 1996 totaled $3,817,000 compared to $1,948,000 in 1995. Capital appropriations carried forward from June 30, 1996 total $15,000,000 with the major expenditure being for expansion of capacity at Union Electric Steel's plants to be completed by 1998. In July and August 1996, the Corporation completed the sale of two series of tax-exempt, long-term Industrial Revenue Bonds totalling $11,236,000. These funds will be drawn down as expenditures are made for expansion and equipment at Union Electric Steel's Pennsylvania facilities. Funds generated internally will be sufficient to finance the balance of the expansion program.

 During the second quarter of 1996, the Corporation sold its remaining shares of Amersham for $582,000, recognizing a small gain. Net cash outflows from investing activities in 1995 included $11,500,000 for the purchase of Buffalo Air Handling Company.

 Cash outflows with respect to financing activities in 1996 include payment of an additional prior year-end dividend of $480,000, or $.05 per share.

 The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at June 30, 1996, exclusive of the Industrial Revenue Bond financing noted above, was $14,500,000.

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

                          PART II - OTHER INFORMATION
                         AMPCO-PITTSBURGH CORPORATION



Items 1-4. None

Item 5.    Other Information

           On July 8, 1996, Registrant issued a press release announcing that Leonard M. Carroll had been elected as a Director in the class of directors having a term which expires in 1999.

Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

           27.  Financial Data Schedule

    (b)    Reports on Form 8-K

           None

                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                AMPCO-PITTSBURGH CORPORATION




DATE:  August 14, 1996          BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  August 14, 1996          BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Treasurer and Controller
                                      (Principal Financial Officer)