Form 10-Q
period 1996-09-30
AMPCO PITTSBURGH CORP
filed 1996-11-14
CIK 6176

                                FORM lO-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

               YES  X           NO


 On November 14, 1996, 9,577,621 common shares were outstanding.

                 AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995       3

           Consolidated Statements of Income -
             Nine Months Ended September 30, 1996
              and 1995; Three Months Ended September 30,
              1996 and 1995                                 4

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996
              and 1995                                      5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          8


Part II -  Other Information:

           Item 6 - Exhibits and Reports on Form 8-K       11

           Signatures                                      12

           Exhibits

              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                        September 30,   December 31,
                                            1996            1995


Assets
    Current assets:
      Cash and cash equivalents         $ 22,008,201   $ 15,553,263
      Receivables, less allowance for
       doubtful accounts of $706,706 in
       1996 and $633,036 in 1995          30,445,766     28,734,492
      Inventories                         32,575,594     33,509,644
      Investments available for sale       4,718,070      6,969,878
      Deferred income taxes                1,991,759      5,530,994
      Other                                1,943,484      1,663,337
        Total current assets              93,682,874     91,961,608
    Property, plant and equipment,
     at cost                             117,518,055    112,139,533
    Accumulated depreciation             (61,190,386)   (56,987,783)
        Net property, plant and equipment 56,327,669     55,151,750
    Unexpended industrial revenue bond
     proceeds                             10,217,815         -
    Prepaid pension                       14,153,839     14,296,588
    Other noncurrent assets                9,118,954     10,013,744
                                        $183,501,151   $171,423,690

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  7,336,100   $  8,279,435
      Accrued payrolls and employee
       benefits                            7,846,305      7,878,148
      Other                                7,379,884      8,861,133
         Total current liabilities        22,562,289     25,018,716
    Employee benefit obligations          17,970,308     18,621,697
    Industrial revenue bond debt          12,586,000      1,350,000
    Deferred income taxes                 10,829,327     10,929,725
    Other noncurrent liabilities           2,348,774      3,368,503
       Total liabilities                  66,296,698     59,288,641
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1996
       and 1995                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings (deficit)           (282,148)    (7,491,711)
                                         111,851,453    104,641,890
      Cumulative translation and other
       adjustments                         2,557,860      3,234,345
      Unrealized holding gains on
       securities                          2,795,140      4,258,814
          Total shareholders' equity     117,204,453    112,135,049
                                        $183,501,151   $171,423,690


                 See Notes to Consolidated Financial Statements.


                         AMPCO-PITTSBURGH CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                        Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                             1996         1995          1996           1995

Net sales                $120,362,625 $105,107,649  $ 38,497,160  $ 34,956,421

Operating costs and expenses:
 Cost of products sold
   (excluding
    depreciation)          85,428,707   75,820,443    27,523,055    25,173,230
 Selling and
  administrative           17,730,565   15,129,616     5,643,073     5,344,713
 Depreciation               4,710,696    4,292,111     1,560,215     1,430,651
                          107,869,968   95,242,170    34,726,343    31,948,594
Income from operations     12,492,657    9,865,479     3,770,817     3,007,827

Other income (expense) -
 net                          205,229     (117,002)       18,331        62,275
Income before taxes        12,697,886    9,748,477     3,789,148     3,070,102
Provision for taxes on
 income                     4,770,000    3,887,000     1,420,000     1,327,000

Net income               $  7,927,886 $  5,861,477 $   2,369,148   $ 1,743,102

Net income per common
 share                   $        .83 $        .61 $         .25   $       .18

Cash dividends declared
 per share               $       .075 $       .075 $        .025   $       .025

Weighted average number of
 common shares outstanding  9,577,621    9,577,621     9,577,621     9,577,621


                 See Notes to Consolidated Financial Statements



                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                            Nine Months Ended Sept. 30,
                                                1996          1995


Cash flows from operating activities:
 Net income                                 $  7,927,886  $  5,861,477
 Adjustments to reconcile net income to net
   cash flows from operating activities:
  Depreciation and amortization                4,710,696     4,292,111
  Deferred income taxes                        4,017,000     3,445,000
  Other - net                                    206,082       384,596
  (Increase) decrease in assets:
   Receivables                                (2,155,837)   (1,669,258)
   Inventories                                   698,994       542,243
   Other assets                                   93,023       907,984
  Increase (decrease) in liabilities:
   Accounts payable                             (802,984)     (563,370)
   Accrued payrolls and employee benefits       (161,359)     (287,290)
   Other liabilities                          (2,111,497)   (1,893,470)
  Net cash flows from operating activities    12,422,004    11,020,023

Cash flows from investing activities:
 Purchases of property, plant and equipment   (6,264,422)   (3,087,822)
 Unexpended industrial revenue bond
   proceeds                                  (10,217,815)            0
 Proceeds from sales of investments              582,122        49,750
 Acquisition of Buffalo Air Handling                   0   (11,500,000)
 Net cash flows from investing activities    (15,900,115)  (14,538,072)

Cash flows from financing activities:
 Increase in industrial revenue bond debt     11,236,000             0
 Dividends paid                               (1,197,203)     (718,687)
 Net cash flows from financing activities     10,038,797      (718,687)

Effect of exchange rate changes on cash         (105,748)      195,527

Net increase (decrease) in cash                6,454,938    (4,041,209)
Cash at beginning of year                     15,553,263    19,328,921

Cash at end of period                       $ 22,008,201  $ 15,287,712

Supplemental information:
 Income tax payments                        $  1,656,931  $    368,003




               See Notes to Consolidated Financial Statements.

                        AMPCO-PITTSBURGH CORPORATlON
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. Unaudited Consolidated Financial Statements

    The condensed consolidated balance sheet as of September 30, 1996, the consolidated statements of income for the nine and three month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1995. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

    Certain amounts for preceding periods have been reclassified for comparability with the 1996 presentation.

 2. Inventory

    Inventories are comprised of the following:

                             September 30,    December 31,
                                 1996             1995


            Raw materials    $  5,109,356     $  5,603,277
            Work-in-process    21,363,856       21,327,076
            Finished goods      4,175,980        4,803,917
            Supplies            1,926,402        1,775,374
                             $ 32,575,594     $ 33,509,644


 3. Industrial Revenue Bond Debt

    During the third quarter of 1996, the Corporation completed the sale of two series of tax-exempt, long-term Industrial Revenue Bonds totalling $11,236,000. The presently unexpended proceeds of this debt, incurred for the purpose of financing expansion and equipment at Union Electric Steel's Pennsylvania facilities, are presented as a non-current asset on the balance sheet. As required by the Trust

    Indenture Agreement, these funds have been invested in liquid, highly rated securities, and are carried at cost which approximates market. The terms of the bond issues are twenty-four and thirty years, with principal payable at maturity. Interest on these bonds, and a previous issue for $1,350,000 which is due in 2002, are at floating rates which ranged between 3.7% and 4.0% during the quarter.

 4. Net Income Per Common Share

    Net income per common share is computed on the basis of a weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares, for the periods presented.

                  AMPCO-PITTSBURGH CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



 Operations for the Nine and Three Month
 Periods Ended September 30, 1996 and 1995

 Net sales for the nine and three month periods of 1996 were $120,363,000 and $38,497,000 compared to $105,108,000 and
 $34,956,000 for the same periods of the prior year. Excluding the impact of the previous year acquisitions of Buffalo Air Handling and Bimex Industries, which were not included for the full 1995 periods, sales increased approximately 5% for the first nine months of 1996 and 6% for the third quarter, both compared to the prior year. The increases reflect principally continued growth of export sales. The order backlog at September 30, 1996 was $113,000,000 compared to $96,800,000 at
 December 31, 1995. The growth in the backlog is due primarily to an increase in forged steel roll orders.

 The cost of products sold relationships for the nine and three month periods ended September 30, 1996 were 71.0% and 71.5%, respectively. This compares with the prior comparable periods at 72.1% and 72.0%, respectively. The margin improvement in 1996 resulted from improved pricing and more favorable product mix.

 Selling and administrative expenses in 1996 increased by $2,601,000 for the year-to-date period and $298,000 for the third quarter, both compared to the prior year. Excluding the impact of the acquisitions, these costs increased by approximately $1,000,000 and $100,000, or 7% and 2% for the first nine months and third quarter, respectively. This increase is principally due to increased commission costs on higher sales and a mix change towards sales on which commission is payable. The relationship of selling and administrative expenses to net sales was 14.7% in the first nine months of 1996 compared to 14.4% for the comparable period in 1995.

 Depreciation expense of $4,711,000 and $1,560,000 for the nine and three months ended September 30, 1996 increased approximately 10% compared to the prior year due principally to the full period impact of the acquisitions.

 Income from operations increased 27% for the nine month period to $12,493,000 and 25% for the three month period to $3,771,000, both compared to the prior year. These increases are principally a result of higher sales, improved margins and the benefit of the prior year acquisitions.

 The Corporation had net income for the nine and three months ended September 30, 1996 of $7,928,000 and $2,369,000, respectively. This compares with net income for the prior year comparable periods of $5,861,000 and $1,743,000, respectively.


 Liquidity and Capital Resources

 Net cash flow from operating activities was positive for the nine months ended September 30, 1996 at $12,422,000 and compares with positive cash flows of $11,020,000 for the comparable period 1995. The improvement in cash flow was due to an increase in income from operations of $2,628,000 in 1996, offset to some extent by higher working capital requirements.

 Capital expenditures for 1996 totaled $6,264,000 compared to $3,088,000 in 1995. Capital appropriations carried forward from September 30, 1996 total $12,800,000 with the major expenditure being for expansion of capacity at Union Electric Steel's plants to be completed by 1998. During the third quarter, the Corporation completed the sale of two series of tax-exempt, long-term Industrial Revenue Bonds totalling $11,236,000. At September 30, 1996, approximately $10,218,000 of these funds are unspent, and have been temporarily invested to be drawn down as expenditures are made for expansion and equipment at Union Electric Steel's Pennsylvania facilities (also see Notes to Consolidated Financial Statements - Note 3). Funds generated internally will be sufficient to finance the balance of the expansion program.

 During the second quarter of 1996, the Corporation sold its remaining shares of Amersham for $582,000, recognizing a small gain. Net cash outflows from investing activities in 1995 included $11,500,000 for the purchase of Buffalo Air Handling Company.

 Cash flows from financing activities in 1996 include the Industrial Revenue Bonds issued and payment of an additional prior year-end dividend of $480,000, or $.05 per share.

 The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at September 30, 1996, exclusive of the Industrial Revenue Bond financing noted above, was $14,500,000.

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





                                AMPCO-PITTSBURGH CORPORATION




DATE:  November 14, 1996        BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  November 14, 1996        BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Treasurer and Controller
                                      (Principal Financial Officer)