Form 10-K
period 1996-12-31
AMPCO PITTSBURGH CORP
filed 1997-03-20
CIK 6176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION                     I.R.S. Employer Identification
600 Grant Street, Suite 4600,                                    No. 25-1117717
Pittsburgh, PA  15219                      State of Incorporation: Pennsylvania
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of March 14, 1997, 9,577,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $90 million.

      DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1996.

                                     PART I

ITEM 1 - BUSINESS

 (a) GENERAL DEVELOPMENT OF BUSINESS

  Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in
Pennsylvania in 1929.   The Corporation currently operates several businesses
which manufacture engineered equipment. Aerofin Corporation produces finned tube heat exchange coils and is headquartered in Lynchburg, Virginia. Buffalo Air Handling Company is headquartered in Amherst, Virginia and manufactures large standard and custom air handling systems. Buffalo Pumps, Inc. manufactures centrifugal pumps and is headquartered in North Tonawanda, New
York.   New Castle Industries, Inc. and Bimex Industries, Inc. primarily produce feed screws, barrels and chill rolls and are headquartered in New Castle, Pennsylvania and Wales, Wisconsin, respectively. Union Electric Steel Corporation produces forged hardened steel rolls and is headquartered in Carnegie, Pennsylvania.

 (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The sales and operating profit of the Corporation's only segment and the identifiable assets attributable to it for the three years ended December 31, 1996 are set forth in Note 16 (Segment and Geographic Information) on p. 16 of the accompanying Annual Report which is incorporated herein by reference.

 (c) NARRATIVE DESCRIPTION OF BUSINESS

  The Corporation produces finned tube heat exchange coils, air handling systems and pumps for the construction, power generation, refrigeration, chemical processing and marine defense industries; feed screws, barrels and chill rolls for the plastics processing industry; and forged hardened steel rolls for producers of cold rolled steel, aluminum and other metals. These products are heavily dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and foreign countries.

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

Backlog
-------

  The backlog of orders at December 31, 1996 was approximately $114,100,000 compared to a backlog of $96,800,000 at year end 1995. Most of those orders are expected to be filled in 1997.

Competition
-----------

  The Corporation faces considerable competition from a large number of companies. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves.

  Buffalo Pumps, Inc. produces a line of centrifugal pumps serving refrigeration, power generation and marine defense industries and competes with many other producers. Aerofin Corporation produces finned tube heat exchange coils used by the commercial and industrial construction, process and utility industries. Buffalo Air Handling Company produces standard and custom air handling systems used in commercial and industrial buildings. Aerofin and Buffalo Air Handling have several major competitors in each of their markets. Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States, which are sold to steel and aluminum companies throughout the world. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets. New Castle Industries and Bimex Industries primarily produce feed screws, barrels and chill rolls for use in the plastics processing industry and compete with a number of small regional companies. Competition in all of the Corporation's businesses is based on quality, service, price and delivery.

Research and Development
------------------------

  As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation's businesses incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to specific customer requirements and reduce costs. In the aggregate, these expenditures approximate $1,000,000 per year.

Environmental Protection Compliance Costs
-----------------------------------------

  Expenditures for environmental control matters were not material in 1996 and such expenditures are not expected to be material in 1997.

Employees
---------

  In December, 1996, the Corporation had 1204 active employees, of whom 388 were sales, executive, administrative, engineering and clerical personnel. Approximately 85% of the production and craft hourly employees are covered by negotiated labor agreements with various unions.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

  The Corporation's only foreign operation is a Union Electric Steel Corporation plant located in Belgium that manufactures forged hardened steel rolls principally for the European markets. For financial information relating to foreign and domestic operations see Note 16 (Segment and Geographic Information) on p. 16 of the accompanying Annual Report which is incorporated herein by reference.

ITEM 2 - PROPERTIES

  The Corporation is in one segment that produces engineered products. The location and general character of the principal locations, all of which are owned, are as follows:


Company and                    Principal           Approximate      Type of
Location                          Use             Square Footage  Construction
-----------                    ---------          --------------  ------------
Aerofin Corporation            Manufacturing      146,000 on      Brick,
4621 Murray Place              facilities and     15.3 acres      concrete
Lynchburg, VA  24506           offices                            and steel

Bimex Industries, Inc.         Manufacturing      33,500 on       Metal and
319 Universal Street           facilities and     7.8 acres       steel
Wales, WI 53183                offices

Buffalo Air Handling           Manufacturing      89,000 on       Metal and
Company                        facilities and     19.5 acres      steel
Zane Snead Drive               offices
Amherst, VA  24531

Buffalo Pumps, Inc.            Manufacturing      94,000 on       Metal, brick
874 Oliver Street              facilities and     7 acres         and cement
N. Tonawanda, NY  14120        offices                            block

New Castle Industries, Inc.    Manufacturing      81,600 on       Metal and
1399 Countyline Road           facilities and     18.5 acres      steel
New Castle, PA  16102          offices



Company and                    Principal           Approximate      Type of
Location                          Use             Square Footage  Construction
-----------                    ---------          --------------  ------------
New Castle Industries, Inc.    Manufacturing      31,000          Masonry
925 Industrial Street          facilities         5.3 acres       with steel
New Castle, PA  16102                                             truss roof

Union Electric Steel Corp.     Manufacturing      186,000 on      Metal and
Route 18                       facilities         55 acres        steel
Burgettstown, PA  15021

Union Electric Steel Corp.     Manufacturing      153,000 on      Metal and
726 Bell Street                facilities,        5 acres         steel
Carnegie, PA  15106            offices and plant

Union Electric Steel Corp.     Manufacturing      88,000 on       Metal and
U.S. Highway 30                facilities         20 acres        steel
Valparaiso, IN  46383

Union Electric Steel, N.V.     Manufacturing      66,000 on       Concrete,
Industrie Park                 facilities and     15 acres        metal and
B-3980 Tessenderlo             offices                            steel
Belgium

----------
(1) The Corporation holds properties of discontinued operations for sale in Coraopolis, PA and Plymouth, MI.

(2) The Corporate office space is leased as are several small domestic sales offices. Union Electric Steel also leases approximately 40,000 square feet of manufacturing space. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1996.

(3) The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 1996. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.

ITEM 3 - LEGAL PROCEEDINGS

  The Corporation has been involved in various claims and lawsuits incidental to its business. In the opinion of management, the Corporation has meritorious defenses in those cases and believes that, in the aggregate, any liability will not have a material effect on the financial position of the Corporation.

  A lawsuit was commenced in May, 1991 against the Corporation and its subsidiary, Vulcan, Inc. ("Vulcan"), arising out of the filing of a petition under Chapter 11 of the United States Bankruptcy Code in October, 1990 by Valley-Vulcan Mold Company (the "Partnership"), a 50/50 partnership formed in September, 1987 between Vulcan and Valley Mould Corporation, a subsidiary of Microdot, Inc. Microdot and Valley are unrelated to the Corporation and were also defendants in the lawsuit. The Partnership acquired the ingot mold businesses of each of the partners. On June 10, 1993, Microdot also filed a Petition under Chapter 11 of the United States Bankruptcy Code. In October, 1994, Microdot's Chapter 11 case was converted to a Chapter 7 liquidation.

  In the lawsuit, Official Unsecured Creditors' Committee of Valley-Vulcan Mold
                  -------------------------------------------------------------
Company v. Microdot, Inc., Valley Mould Corporation, Ampco-Pittsburgh
---------------------------------------------------------------------
Corporation and Vulcan, Inc., the plaintiff, allegedly on behalf of the debtor
----------------------------
Partnership, filed a proceeding in the United States Bankruptcy Court for the Northern District of Ohio against Microdot, Valley, Vulcan and the Corporation, seeking to set aside the Corporation's liens on the Partnership's assets, to hold all defendants liable for the debts of the Partnership, and return of all money received by any of the defendants from the Partnership and out of the proceeds of a loan to the Partnership by a third-party lender, alleged to be at least $9.35 million. The Corporation's liens secure a guaranty that it was required to give with respect to a Vulcan obligation that was assumed by the Partnership, and a $500,000 loan made to the Partnership.

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

  The Corporation is involved in various environmental proceedings which all involve discontinued operations. In some of those proceedings, the Corporation has been designated as a Potentially Responsible Party ("PRP"). However, the Corporation believes that in most instances it is either a de minimis
                                                           ----------
participant based on information known to date and the estimated quantities of waste at these sites and/or that it is entitled to indemnity from the successors of the operations alleged to be involved. Based on the current estimate of cleanup costs and proposed allocation of that cost among the various PRP groups, for all environmental matters considered in the aggregate, the liability to the Corporation would not be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The information called for by this item is set forth on p. 19 of the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

  The information called for by this item is set forth on p. 19 of the Annual Report to Shareholders for the year ended December 31, 1996 which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

  The information called for by this item is set forth on pp. 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 1996 which are incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information called for by this item is set forth on pp. 6 through 16 and
p. 19 of the Annual Report to Shareholders for the year ended December 31, 1996 which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  There were none.

                                    PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

      (a)   IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
-----------------------------------------------------------------------------

Louis Berkman (age 88, Director since 1960; current term expires in 1999). He has been Chairman of the Board of the Corporation since September 20, 1994. He is also Chairman of the Executive Committee of the Corporation and has been for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (2)(4)

Leonard M. Carroll (age 54, Director since 1996; current term expires in 1999). He has been Managing Director of Seneca Capitol Management, Inc. (a private investment company) since June, 1996. For more than five years before 1996, he was President and Chief Operating Officer of Integra Financial Corporation (a bank holding company). He is also a director of Quaker State Corporation. (3)

William D. Eberle (age 73, Director since 1982; current term expires in 1997). He is a private investor and consultant and is Chairman of Manchester
Associates, Ltd.   He is also a director of Mitchell Energy & Development Co.,
America Service Group, Fibreboard Corporation, Barry's Jewelers, Inc., Mid-States PLC, Showscan Entertainment, Inc. and Sirrom Capital Corporation. (N)
(3)(4)

Alvin G. Keller (age 87, Director since 1961; current term expires in 1998). He is a private investor who, prior to his retirement, served as a Vice President of Mellon Bank, N.A. (2)(3)(4)

Robert A. Paul (age 59, Director since 1970; current term expires in 1997). He has been President and Chief Executive Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was President and Chief Operating Officer of the Corporation. He is also an officer and director of The Louis Berkman Company and director of National City Corporation. (N)(2)

Carl H. Pforzheimer, III (age 60, Director since 1982; current term expires in
1999). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (3)

      (a)   IDENTIFICATION OF DIRECTORS (cont')

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
-----------------------------------------------------------------------------


Ernest G. Siddons (age 63, Director since 1981; current term expires in 1998). He has been Executive Vice President and Chief Operating Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was Senior Vice President Finance and Treasurer of the Corporation. Since September, 1996 he has been President of Union Electric Steel Corporation, a subsidiary of the Corporation. (2)

____________
(N) Nominee for election at the April 24, 1997 Annual Meeting of Shareholders.
(1) Officers serve at the discretion of the Board of Directors.
(2) Member of Executive Committee.
(3) Member of Audit Committee.
(4) Member of Salary Committee.

  (b) IDENTIFICATION OF EXECUTIVE OFFICERS

  In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five
---------------------------------------------------------------------------
Years
-----

Rose Hoover (age 41).   She has been Secretary of the Corporation for more than
five years and Manager of Real Property and Environmental Control since January, 1995.

Robert J. Reilly (age 40). Vice President Finance and Treasurer of the Corporation since January, 1997. He was Treasurer of the Corporation since September, 1994 and Controller of the Corporation since January, 1994. For five years before September, 1994 he was Assistant Treasurer.

Robert F. Schultz (age 49). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

---------------
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

  (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

      None.

  (d) FAMILY RELATIONSHIPS

  Louis Berkman is the father-in-law of Robert A. Paul. There are no other family relationships among the Directors and Officers.

  (e) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Leonard M. Carroll was elected as a Director by the Board of Directors in July, 1996. His initial filing on Form 3 under Section 16 of the Securities Exchange Act, which was filed in August, 1996, was not filed on a timely basis. At that time, Mr. Carroll owned no shares of the Corporation's Common Stock. He subsequently acquired 1,000 shares and filed a timely Form 4.

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

                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

---------------------------------------------------------------------------------------
(a)                        (b)       (c)        (d)            (i)

Name and                                                         All Other
Principal                                Salary     Bonus       Compensation
Position                    Year        ($)          ($)            ($)
---------                   -----       -------    -------     ------------
Louis Berkman               1996        290,000    67,000
Chairman of the Board       1995        250,000    42,500
and Executive Committee     1994        118,750    15,000

Robert A. Paul              1996        290,000    67,000
President and Chief         1995        250,000    42,500
Executive Officer           1994        236,500    15,000

Ernest G. Siddons           1996        260,000    60,000        5,520(1)
Executive Vice President    1995        225,000    38,250        5,064(1)
and Chief Operating         1994        216,750    13,500        4,359(1)
Officer

Robert F. Schultz           1996        130,875    16,500
Vice President              1995        127,500    12,500
Industrial Relations        1994        122,500     7,500
and Senior Counsel


---------------
(1) Value of the term portion of a split dollar life insurance policy. The Corporation remains entitled to the cash surrender value of such policy.

  (b) COMPENSATION PURSUANT TO PLANS

  The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social

Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that any active employee start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $3,754 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

  The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988 (amended and restated in 1996) for all officers listed in the compensation table, except Louis Berkman, and a certain key employee, covering retirement after completion of ten years of service and attainment of age 55. The combined retirement benefit at age 65 provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant, who has had at least five years of service, commencing on the later of the month following the participant's death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under Termination of Employment and Change of Control Arrangement.

  The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP to the individuals named in the compensation table assuming continued employment to retirement at age 65, but no change in the level of compensation shown in such table:

          Louis Berkman          (1)
          Robert A. Paul       $178,500
          Ernest G. Siddons    $154,325
          Robert F. Schultz    $ 73,688

-----------

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

  (c) COMPENSATION OF DIRECTORS

  In 1996, each Director who was not employed by the Corporation received $2,000 for each Board meeting attended and $500 for each Committee meeting attended. Directors received one-half of those amounts if not in attendance or if participation was by telephonic connection.

  (d) TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

  The Chairman, President, and Executive Vice President have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. In addition, the remaining officer named in the compensation table and a certain key employee have two year contracts providing for three times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause). Both types of contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP.

  (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  A Salary Committee is appointed each year by the Board of Directors.
Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 1996 was comprised of three Directors: William D. Eberle, who is Chairman of the Committee, Louis Berkman and Alvin G. Keller.

  Louis Berkman is Chairman of the Board of Directors and the Executive Committee. He is also the President and a Director of The Louis Berkman Company. The Corporation's President and Chief Executive Officer is also an officer and director of The Louis Berkman Company.

  The Louis Berkman Company and William D. Eberle had certain transactions with the Corporation which are more fully described under Item 13 "Certain Relationships and Related Transactions."

  (f) SALARY COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Salary Committee approves salaries for executive officers within a range from $150,000 up to $200,000 and increases in the salary of any executive officer, which would result in such officer earning a salary within such range. Salaries of $200,000 per year and above must be approved by the Board of Directors after a recommendation by the Salary Committee. Salaries for executive officers below the level of $150,000 are set by the Chairman, President and Executive Vice President of the Corporation.

  The compensation of the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, is based on an analysis conducted by the Salary Committee. The Committee does not specifically link remuneration
solely to quantitative measures of performance because of the   cyclical nature
of the industries and markets served by the Corporation. In setting compensation, the Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries, individual contributions, leadership ability and an
executive officer's overall performance.   In this way, it is believed that the
Corporation will attract and retain quality management, thereby benefiting the long-term interest of shareholders.

  In December, 1995, the Salary Committee reviewed and approved salary increases and an incentive program for 1996 covering Louis Berkman, Robert A. Paul and Ernest G. Siddons ("participants"). Incentive payments were to be determined, based exclusively on the Corporation's 1996 income from operations performance as compared to the Corporation's business plan.

These payments were to be limited to 30% of base salary of participants. In 1996, the Corporation exceeded the business plan and as a result the participants earned incentives of $67,000, $67,000 and $60,000 respectively.

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

                                                 Louis Berkman
                                                 William D. Eberle
                                                 Alvin G. Keller

  (g) STOCK PERFORMANCE GRAPH


                      Comparative Five-Year Total Returns*
                  Ampco-Pittsburgh ("AP"), S&P 500, Peer Group
                     (Performance results through 12/31/96)


                              [GRAPH APPEARS HERE]


                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN
                  AMONG AP, S&P 500 INDEX AND PEER GROUP INDEX

Measurement period                       S&P 500       Peer Group
(Fiscal Year Covered)           AP        Index          Index
                               ----       ------       ----------

Measurement PT-
12/31/91                     $100.00     $100.00        $100.00

FYE 12/31/92                  121.12      107.79         116.84
FYE 12/31/93                   98.10      118.66         159.64
FYE 12/31/94                  137.69      120.56         142.72
FYE 12/31/95                  151.51      165.78         115.70
FYE 12/31/96                  171.40      204.32         102.55


----------
Assumes $100 invested at the close of trading on the   last trading day
preceding January 1 of the fifth preceding fiscal year in AP common stock, S&P 500, and Peer Group.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    As of March 6, 1997, Louis Berkman owned directly 213,888 shares (2.23%) of the Common Stock of the Corporation. As of the same date, The Louis Berkman Company, P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,126,089 shares (22.2%) of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 62.90% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.93% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

    The Corporation has received three Schedules 13G filed with the Securities and Exchange Commission disclosing that as of December 31, 1996 Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401 owned 603,700 shares or 6.3% (all of which shares are held in portfolios of various investment vehicles for qualified employee benefit plans of which Dimensional Fund Advisors serves as investment manager); that Long Term Investment Trust (F.K.A. AT&T Master Pension Trust), through The Northern Trust Company, as Trustee of the Long Term Investment Trust, 50 S. LaSalle Street, Chicago, IL 60675, owned 667,400 shares or 6.97%; and that Norwest Corporation, Sixth & Marquette, Minneapolis, MN 55479 (in various fiduciary and agency capacities and including the Long Term Investment Trust shares described
above) owned 1,083,716 shares or 11.3%.    On November 11, 1996, Gabelli Funds,
Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its
Schedule 13D showing they owned 1,799,700 shares or 18.79%.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

    The following table sets forth as of March 6, 1997 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:


         Name of                       Amount and nature of    Percent
         beneficial owner              beneficial ownership    of class
         ----------------              --------------------    --------

         Louis Berkman                    2,341,243(1)(2)      24.4
         Robert A. Paul                      57,922(2)(3)        .6
         Alvin G. Keller                      9,753(4)           .1
         Carl H. Pforzheimer, III             2,733(5)           *
         Ernest G. Siddons                    1,833(6)           *
         Leonard M. Carroll                   1,000              *
         William D. Eberle                      200              *
         Robert F. Schultz                      200(6)           *

         Directors and Executive
         Officers as a group
         (10 persons)                     2,413,618(7)         25.2



---------------
*less than .1%

(1)  Includes 213,888 shares owned directly, 2,126,089 shares owned by The
     Louis Berkman Company and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, in which shares Mr. Berkman disclaims beneficial ownership.

(2) The Louis Berkman Company owns beneficially and of record 2,126,089 shares of the Corporation's Common Stock (22.2%). Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 62.90% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.93% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Company.

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

(5) Includes 1,000 shares owned directly, 1,600 shares held by a trust of which he is a trustee and principal beneficiary, and 133 shares held by his daughter, in which shares he disclaims beneficial ownership.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In 1996 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,440,915. Additionally, The Louis Berkman Company paid the Corporation $155,000 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 1997.

  In 1989, certain subsidiaries of the Corporation and Tertiary, Inc., a corporation owned by the children of William Eberle, formed three 50/50 partnerships, to manage, develop and operate hotel properties and a subsidiary of the Corporation also invested as a limited partner in one of the operating partnerships. In 1992, Tertiary purchased the Corporation's interest in two of the 50/50 partnerships. At December 31, 1996, there were promissory notes outstanding from certain of the partnerships to subsidiaries of the Corporation totaling $635,000. These notes are due in 1998.

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

      2.  Financial Statement Schedules - None

      3.  Exhibits

Exhibit No.

  (3) Articles of Incorporation and By-laws

      a.  Articles of Incorporation

          Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985; and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987.

      c.  By-laws

          Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

  (4) Instruments defining the rights of securities holders

          a. Rights Agreement between Ampco-Pittsburgh Corporation and Mellon Bank, N.A. dated as of November 1, 1988.

               Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988.

3.  Exhibits (cont')
--------------------


          b.   Revolving Credit Agreement dated as of September 30, 1993

               Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1993 and the Quarterly Report on Form 10-Q for quarter ended September 30, 1995.


  (10)  Material Contracts

          a.   1988 Supplemental Executive Retirement Plan

               Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

          b. Category 1 and 2 Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation

               Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the Annual Report on Form 10-K for fiscal year ended December 31, 1994.

          d.   Guaranty of William D. and Jeffrey L. Eberle

               Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1989.

          e.   1997 Stock Option Plan

               Incorporated by reference to the Proxy Statement dated March 14, 1997.

(13) Annual Report to Shareholders for the fiscal year ended December 31, 1996

(21)  Significant Subsidiaries

(27)  Financial Data Schedule

  (b) Reports on Form 8-K
      -------------------

      No reports on Form 8-K were filed in the fourth quarter of 1996.







Note: With the exception of the Corporation's 1996 Annual Report to
      Shareholders, none of the Exhibits listed in Item 14 are included with this Form 10-K Annual Report. The Corporation will furnish copies of Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report accompanied by payment of $3.00 for each Exhibit requested.

                                   SIGNATURE



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMPCO-PITTSBURGH CORPORATION
                                      (Registrant)

March 17, 1997

                                By   s/Louis Berkman
                                ----------------------------------------
                                 Director, Chairman of the Board -
                                 Louis Berkman



                                By   s/Robert A. Paul
                                ----------------------------------------
                                 Director, President and Chief Executive
                                 Officer - Robert A. Paul



                                By   s/Ernest G. Siddons
                                ----------------------------------------
                                 Director, Executive Vice President
                                 and Chief Operating Officer -
                                 Ernest G. Siddons



                                By   s/Robert J. Reilly
                                ----------------------------------------
                                Vice President Finance and Treasurer
                                (Principal Financial Officer) - Robert J.
                                Reilly

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.


March 17, 1997



                           By   s/Leonard M. Carroll
                           ------------------------------------
                               Leonard M. Carroll


                           By   s/William D. Eberle
                           ----------------------------------------
                               William D. Eberle


                           By   s/Alvin G. Keller
                           ----------------------------------------
                               Alvin G. Keller


                           By   s/Carl H. Pforzheimer, III
                           ----------------------------------------
                               Carl H. Pforzheimer, III