Form 10-Q
period 1997-03-31
AMPCO PITTSBURGH CORP
filed 1997-05-13
CIK 6176

                                FORM lO-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

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

               YES  X           NO



 On May 12, 1997, 9,577,621 common shares were outstanding.

                 AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 1997 and December 31, 1996           3

           Consolidated Statements of Income -
             Three Months Ended March 31, 1997 and 1996     4

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996     5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          7


Part II -  Other Information:

           Item 4 - Submission of Matters to a Vote
                     of Security Holders                    9

           Item 6 - Exhibits and Reports on Form 8-K        9

           Signatures                                      10

           Exhibits

              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                          March 31,    December 31,
                                            1997           1996
Assets
    Current assets:
      Cash and cash equivalents         $ 29,370,132   $ 25,510,231
      Receivables, less allowance for
       doubtful accounts of $647,584 in
       1997 and $629,362 in 1996          29,833,591     32,043,626
      Inventories                         33,759,884     33,223,110
      Investments available for sale       3,271,264      4,409,320
      Deferred income taxes                2,357,914      1,901,383
      Other                                1,636,441      2,155,397
          Total current assets           100,229,226     99,243,067
    Property, plant and equipment,
     at cost                             121,426,103    118,463,362
    Accumulated depreciation             (62,408,534)   (61,134,960)
        Net property, plant and equipment 59,017,569     57,328,402
    Unexpended industrial revenue bond
     proceeds                              7,937,227      9,766,938
    Prepaid pension                       13,892,092     13,989,592
    Other noncurrent assets                7,769,018      7,842,345
                                        $188,845,132   $188,170,344

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  7,995,964   $  8,631,404
      Accrued payrolls and employee
       benefits                            7,663,233      7,819,253
      Other                                9,997,480      9,718,430
        Total current liabilities         25,656,677     26,169,087
    Employee benefit obligations          17,001,109     17,122,983
    Industrial revenue bond debt          12,586,000     12,586,000
    Deferred income taxes                  9,855,520      9,944,670
    Other noncurrent liabilities           2,426,425      2,680,581
        Total liabilities                 67,525,731     68,503,321
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1997
       and 1996                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                    5,868,711      2,648,036
                                         118,002,312    114,781,637
      Cumulative translation and other
       adjustments                         1,462,603      2,364,607
      Unrealized holding gains on
       securities                          1,854,486      2,520,779
          Total shareholders' equity     121,319,401    119,667,023
                                        $188,845,132   $188,170,344

                 See Notes to Consolidated Financial Statements.

                                      - 3 -

                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)




                                   Three Months Ended March 31,
                                        1997           1996

Net sales                          $ 40,834,154    $ 41,098,335

Operating costs and expenses:
    Cost of products sold
     (excluding depreciation)        27,861,032      29,381,060
    Selling and administrative        5,919,863       5,974,548
    Depreciation                      1,671,204       1,572,958
                                     35,452,099      36,928,566
Income from operations                5,382,055       4,169,769

Other income (expense) - net            493,277          78,523
Income before taxes                   5,875,332       4,248,292
Provision for taxes on income         2,080,000       1,600,000

Net income                         $  3,795,332    $  2,648,292

Net income per common share        $        .40    $        .28

Cash dividends declared per share  $       .060    $       .025

Weighted average number of
 common shares outstanding            9,577,621       9,577,621








              See Notes to Consolidated Financial Statements

                                  - 4 -

                      AMPCO-PITTSBURGH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                         Three Months Ended March 31,
                                             1997           1996

Cash flows from operating activities:
 Net income                              $  3,795,332   $  2,648,292
 Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation and amortization            1,671,204      1,572,958
   Gain on sale of investments               (214,665)        -
   Deferred income taxes                       50,000      1,450,000
   Other - net                                 62,226         39,739
   (Increase) decrease in assets:
     Receivables                            1,785,400     (1,707,504)
     Inventories                             (854,573)      (571,810)
     Other assets                             555,496       (227,919)
   Increase (decrease) in liabilities:
     Accounts payable                        (733,343)        64,210
     Accrued payrolls and employee benefits  (111,602)       136,747
     Other liabilities                      1,142,737     (1,456,162)
   Net cash flows from operating activities 7,148,212      1,948,551

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                                (3,728,367)    (1,113,452)
 Reduction in unexpended industrial
  revenue bond proceeds                     1,829,711         -
 Proceeds from sales of investments           229,467         -
 Net cash flows from investing activities  (1,669,189)    (1,113,452)

Cash flows from financing activities:
 Dividends paid                            (1,532,419)      (718,322)
 Net cash flows from financing activities  (1,532,419)      (718,322)

Effect of exchange rate changes on cash       (86,703)       (49,379)

Net increase in cash                        3,859,901         67,398
Cash at beginning of year                  25,510,231     15,553,263

Cash at end of period                    $ 29,370,132   $ 15,620,661

Supplemental information:
 Income tax payments                     $    362,607   $    795,958
 Interest payments                            115,093         40,723




               See Notes to Consolidated Financial Statements.

                                  - 5 -


                      AMPCO-PITTSBURGH CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Unaudited Consolidated Financial Statements

        The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three month periods ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

   2.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:

                                  March 31,    December 31,
                                    1997           1996

            Raw materials       $  5,882,625   $  6,384,104
            Work-in-process       20,677,584     20,945,337
            Finished goods         5,140,432      3,885,851
            Supplies               2,059,243      2,007,818
                                $ 33,759,884   $ 33,223,110


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

                    AMPCO-PITTSBURGH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   The Three Months Ended March 31, 1997
   Compared With the Three Months Ended March 31, 1996

   Operations

   Net sales of $40,834,000 for the first quarter of 1997 were comparable to 1996's sales of $41,098,000. During the first quarter of 1997, the order backlog decreased slightly by $2,500,000 to $111,600,000 at March 31, 1997.

   The cost of products sold as a percentage of sales was 68.2% in 1997 and 71.5% in 1996. A more profitable sales mix together with increased margins resulted in an improved ratio of cost of products sold to sales in the 1997 first quarter.

   Selling and administrative expenses were approximately the same at $5,920,000 in 1997 compared to $5,975,000 in 1996.

   Depreciation expense of $1,671,000 in 1997 was increased compared to $1,573,000 in 1996.

   Principally as a result of the margin improvement, income from operations of $5,382,000 in 1997 increased by 29% compared to $4,170,000 in 1996.

   Other income (expense) - net was $493,000 in 1997 as compared to $79,000 in 1996. The improvement principally reflects gains from the sale of investments and foreign currency exchange gains.

   As a result of all of the above, the Corporation had net income of $3,795,000 in 1997 compared to $2,648,000 in
   1996.

   Liquidity and Capital Resources

   Net cash flow from operating activities was positive in 1997 and 1996 at $7,148,000 and $1,949,000, respectively.
   The increased cash flow in 1997 resulted primarily from a $1,212,000 increase in income from operations and a decrease in working capital requirements. A reduction in the level of accounts receivable during the 1997 quarter compared to an increase in accounts receivable during the 1996 quarter accounted for $3,500,000 of the difference in cash flow.

   Capital expenditures for 1997 totaled $3,728,000 compared to $1,113,000 in 1996. The Corporation anticipates capital expenditures for 1997 to approximate $16,000,000 with the major expenditure being for plant and equipment at Union Electric Steel's plants to be completed by the end of the year. Unexpended industrial revenue bond proceeds of $9,767,000 were available to fund a portion of this capital program and $1,830,000 of these proceeds were drawn down during the first quarter of 1997. Funds generated internally are expected to be sufficient to finance the balance of the capital expenditures.

   Cash outflows with respect to financing activities in 1997 reflect an increase in the quarterly dividend rate to $.06 per share compared to $.025 per share in 1996, and an additional prior year-end dividend of $960,000 in 1997 or $.10 per share, as compared to $.05 per share paid in 1996.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at March 31, 1997 was $14,500,000.

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

                     PART II - OTHER INFORMATION
                    AMPCO-PITTSBURGH CORPORATION



Items 1-3.None


Item 4.   Submission of Matters to a Vote of Security Holders

          On April 24, 1997, at the annual meeting of shareholders, Robert A. Paul and William D. Eberle were elected directors of the Registrant:

                                           For       Withheld

          Robert A. Paul                8,035,453    921,317

          William D. Eberle             8,025,550    931,220


          The shareholders also approved the adoption of the Ampco-Pittsburgh Corporation 1997 Stock Option Plan as follows:

                          For         Against     Abstain

                       7,099,828     1,820,852     36,089


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





                                AMPCO-PITTSBURGH CORPORATION




DATE:    May 12, 1997           BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:    May 12, 1997           BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Vice President - Finance
                                       and Treasurer