Form 10-Q
period 1997-06-30
AMPCO PITTSBURGH CORP
filed 1997-08-13
CIK 6176

                                FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

               YES  X           NO



 On August 13, 1997, 9,577,621 common shares were outstanding.

                    AMPCO-PITTSBURGH CORPORATION

                              INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996            3

           Consolidated Statements of Income -
             Six Months Ended June 30, 1997 and 1996;
             Three Months Ended June 30, 1997 and 1996      4

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996        5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          8


Part II -  Other Information:

           Item 6 - Exhibits and Reports on Form 8-K       11

           Signatures                                      12

           Exhibits

              Exhibit 1

              Exhibit 2

              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                         June 30,      December 31,
                                           1997           1996
Assets
    Current assets:
      Cash and cash equivalents         $ 35,808,682   $ 25,510,231
      Receivables, less allowance for
       doubtful accounts of $662,254 in
       1997 and $629,362 in 1996          28,865,151     32,043,626
      Inventories                         33,125,192     33,223,110
      Investments available for sale       2,141,671      4,409,320
      Deferred income taxes                2,634,642      1,901,383
      Other                                2,098,191      2,155,397
        Total current assets             104,673,529     99,243,067
    Property, plant and equipment,
     at cost                             125,366,874    118,463,362
    Accumulated depreciation             (63,902,551)   (61,134,960)
        Net property, plant and equipment 61,464,323     57,328,402
    Unexpended industrial revenue
     bond proceeds                         4,126,791      9,766,938
    Prepaid pension                       13,794,592     13,989,592
    Other noncurrent assets                7,110,692      7,842,345
                                        $191,169,927   $188,170,344

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  8,595,397   $  8,631,404
      Accrued payrolls and employee
       benefits                            7,996,742      7,819,253
      Other                                8,685,493      9,718,430
         Total current liabilities        25,277,632     26,169,087
    Employee benefit obligations          16,770,539     17,122,983
    Industrial revenue bond debt          12,586,000     12,586,000
    Deferred income taxes                  9,816,702      9,944,670
    Other noncurrent liabilities           2,778,052      2,680,581
         Total liabilities                67,228,925     68,503,321
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1997
       and 1996                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                    9,625,493      2,648,036
                                         121,759,094    114,781,637
      Cumulative translation and other
       adjustments                         1,007,188      2,364,607
      Unrealized holding gains on
       securities                          1,174,720      2,520,779
         Total shareholders' equity      123,941,002    119,667,023
                                        $191,169,927   $188,170,344

                 See Notes to Consolidated Financial Statements.


                                      - 3 -

                        AMPCO-PITTSBURGH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)



                              Six Months Ended June 30,  Three Months Ended June 30,
                                   1997       1996            1997           1996

Net sales                     $ 83,925,317 $ 81,865,465   $ 43,091,163 $ 40,767,130

Operating costs and expenses:
  Cost of products sold
   (excluding depreciation)     57,549,037   57,905,652     29,688,005   28,524,592
  Selling and administrative    11,849,597   12,087,492      5,929,734    6,112,944
  Depreciation                   3,336,127    3,150,481      1,664,923    1,577,523
                                72,734,761   73,143,625     37,282,662   36,215,059
Income from operations          11,190,556    8,721,840      5,808,501    4,552,071

Other income (expense):
  Gain on sale of investments      936,575         -           721,910       -
  Other income (expense)-net       409,647      186,898        131,035      108,375
Income before taxes             12,536,778    8,908,738      6,661,446    4,660,446
Provision for taxes on income    4,410,000    3,350,000      2,330,000    1,750,000

Net income                    $  8,126,778 $  5,558,738   $  4,331,446 $  2,910,446

Net income per common share   $        .85 $        .58   $        .45 $        .30

Cash dividends declared
 per share                    $        .12 $        .05   $        .06 $       .025

Weighted average number of
 common shares outstanding       9,577,621    9,577,621      9,577,621     9,577,621



                 See Notes to Consolidated Financial Statements

                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                            Six Months Ended June 30,
                                             1997           1996

Cash flows from operating activities:
 Net income                              $  8,126,778   $  5,558,738
 Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation and amortization            3,336,127      3,150,481
   Gain on sale of investments               (936,575)        -
   Deferred income taxes                       89,300      3,050,000
   Other - net                                105,983        144,457
   (Increase) decrease in assets:
     Receivables                            2,520,563     (3,537,316)
     Inventories                             (298,731)      (601,340)
     Other assets                              79,132       (358,413)
   Increase (decrease) in liabilities:
     Accounts payable                        (171,973)      (367,567)
     Accrued payrolls and employee benefits    89,990        181,975
     Other liabilities                        714,315     (1,520,539)
   Net cash flows from operating
    activities                             13,654,909      5,700,476

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                                (8,004,687)    (3,816,852)
 Reduction in unexpended industrial revenue
  bond proceeds                             5,640,147         -
 Proceeds from sales of investments         1,258,613        582,122
 Net cash flows from investing activities  (1,105,927)    (3,234,730)

Cash flows from financing activities:
 Dividends paid                            (2,107,077)      (957,763)
 Net cash flows from financing activities  (2,107,077)      (957,763)

Effect of exchange rate changes on cash      (143,454)      (105,748)

Net increase in cash                       10,298,451      1,402,235
Cash at beginning of year                  25,510,231     15,553,263

Cash at end of period                    $ 35,808,682   $ 16,955,498

Supplemental information:
 Income tax payments                     $  3,397,744   $    795,958
 Interest payments                            268,623         77,017


                    See Notes to Consolidated Financial Statements.

                  AMPCO-PITTSBURGH CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1.   Unaudited Consolidated Financial Statements

        The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the six and three month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1996. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

   2.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:


                                  June 30,     December 31,
                                    1997           1996
            Raw materials       $  5,847,912   $  6,384,104
            Work-in-process       21,656,102     20,945,337
            Finished goods         3,619,551      3,885,851
            Supplies               2,001,627      2,007,818
                                $ 33,125,192   $ 33,223,110

   3.   Investments

        In connection with the sale of investments previously classified as available for sale, the Corporation recognized pre-tax gains of $936,575 and $721,910 during the six and three month periods ended June 30, 1997, respectively.

   4.   Net Income Per Common Share

        Net income per common share is computed on the basis of the weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares for the periods presented.

   5.  Post Balance Sheet Events

       Effective July 1, 1997, the Corporation acquired F. R. Gross Co., a small manufacturer of heat transfer rolls for the plastics, packaging, printing and other industries. The acquisition, for approximately $9,400,000 cash, including debt assumed and retired, will be accounted for as a purchase transaction in the third quarter.

       Effective August 1, 1997, the Corporation acquired Atlantic Grinding & Welding Inc. This small manufacturer of feed screws, with operations in New Hampshire and South Carolina, will expand New Castle Industries' market coverage to the plastics processing industry. The acquisition, for approximately $2,600,000 cash, including debt assumed and retired, will be accounted for as a purchase transaction in the third quarter.

   6.  Recently Issued Accounting Standards

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share. The Company is required to adopt the provisions of SFAS No. 128 for its consolidated financial statements beginning with the year ending December 31, 1997. Upon adoption, the standard also requires the restatement of all prior period earnings per share information presented.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Company is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Company must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

       The adoptions of SFAS No. 128, SFAS No. 130, and SFAS No. 131 are not expected to have a material effect on the measurement of the Company's financial position, results of operations or cash flows; the Company is reviewing possible changes in disclosures that may be called for.

                    AMPCO-PITTSBURGH CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Six and Three Month Periods Ended
   June 30, 1997 and 1996

   Net sales for the six and three month periods of 1997 were $83,925,000 and $43,091,000 compared to $81,865,000 and
   $40,767,000 for the same periods of the prior year.
   Overall sales increased by 2.5% and 5.7% for the first half and second quarter of 1997, respectively, as several of the Corporation's operations experienced higher shipment levels due to continued growth in export business and improved economic activity in the markets served. The order backlog stood at $107,400,000 at June 30, 1997 compared to $114,100,000 at December 31, 1996. The decline in the backlog is due primarily to a decrease in forged hardened steel roll orders.

   The cost of products sold relationships for the six and three months ended June 30, 1997 were 68.6% and 68.2%, respectively. This compares with the prior comparable periods at 70.7% and 70.0%, respectively. A more profitable sales mix together with increased margins resulted in improved ratios of cost of products sold to sales in 1997.

   Selling and administrative expenses in 1997 decreased by $238,000 or 2% for the year-to-date period and $183,000 or 3% for the second quarter, both compared to the prior year. The decrease is principally due to lower sales commission costs as a result of a mix change towards sales on which no commission is payable. The relationships of selling and administrative expenses to net sales for the six and three months ended June 30, 1997 were 14.1% and 13.8%, respectively. This compares with the prior comparable periods at 14.7% and 15.0%, respectively.

   Depreciation expense of $3,336,000 and $1,665,000 for the six and three months ended June 30, 1997 increased approximately 6% compared to the prior year due principally to an increase in capital expenditures.

   Income from operations increased 28% for both the six and three month periods ended June 30, 1997 compared to the comparable 1996 periods. These increases are principally a result of improved margins, a more profitable sales mix and slightly higher volumes.

   Gains of $937,000 and $722,000 were recognized in the six and three month periods ended June 30, 1997, respectively, from the sale of investments.

   The Corporation had net income for the six and three months ended June 30, 1997 of $8,127,000 and $4,331,000, respectively. This compares with net income for the prior year comparable periods of $5,559,000 and $2,910,000, respectively.

   Liquidity and Capital Resources

   Net cash flow from operating activities was positive in 1997 and 1996 at $13,655,000 and $5,700,000, respectively.
   The increased cash flow in 1997 resulted primarily from a $2,469,000 increase in income from operations and a decrease in working capital requirements. A reduction in the level of accounts receivable during the 1997 period compared to an increase in accounts receivable during the 1996 period accounted for $6,000,000 of the difference in cash flow.

   Capital expenditures for 1997 totaled $8,005,000 compared to $3,817,000 in 1996. The Corporation anticipates capital expenditures for 1997 to approximate $16,000,000 with the major expenditure being for plant and equipment at Union Electric Steel's plants to be completed by the end of the year. Unexpended industrial revenue bond proceeds of $9,767,000 were available to fund a portion of this capital program and $5,640,000 of these proceeds were drawn down during the first half of 1997. Funds generated internally are expected to be sufficient to finance the balance of the capital expenditures.

   Cash outflows with respect to financing activities in 1997 reflect an increase in the quarterly dividend rate to $.06 per share compared to $.025 per share in 1996, and an additional prior year-end dividend of $960,000 in 1997 or $.10 per share, as compared to $.05 per share paid in 1996.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at June 30, 1997 was $14,500,000.

   Subsequent to June 30, 1997, the Corporation expended
   $11,800,000 of its cash holdings to acquire two businesses
   (also see Notes to Consolidated Financial Statements -
   Note 5).

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

                    PART II - OTHER INFORMATION
                    AMPCO-PITTSBURGH CORPORATION



Items 1-5.None


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          1. Severance Agreement dated 7/1/97 between the
             Corporation and Robert J. Reilly (10)

          2. Severance Agreement dated 7/1/97 between the
             Corporation and Rose Hoover (10)

          27.  Financial Data Schedule

    (b)   Reports on Form 8-K

          None

                               SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                AMPCO-PITTSBURGH CORPORATION




DATE:  August 13, 1997          BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  August 13, 1997          BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Vice President - Finance
                                       and Treasurer