Form 10-Q
period 1997-09-30
AMPCO PITTSBURGH CORP
filed 1997-11-13
CIK 6176

                                FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

               YES  X           NO

 On November 12, 1997, 9,577,621 common shares were outstanding.

                         AMPCO-PITTSBURGH CORPORATION

                                   INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 1997 and December 31, 1996       3

           Consolidated Statements of Income -
             Nine Months Ended September 30, 1997
             and 1996; Three Months Ended September 30,
             1997 and 1996                                  4

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1997
             and 1996                                       5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          9


Part II -  Other Information:

           Item 6 - Exhibits and Reports on Form 8-K       12

           Signatures                                      13

           Exhibits

              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                        September 30, December 31,
                                            1997          1996
Assets
    Current assets:
      Cash and cash equivalents         $ 24,647,297   $ 25,510,231
      Receivables, less allowance for
       doubtful accounts of $712,749 in
       1997 and $629,362 in 1996          33,495,213     32,043,626
      Inventories                         36,219,571     33,223,110
      Investments available for sale          -           4,409,320
      Other                                4,728,230      4,056,780
        Total current assets              99,090,311     99,243,067
    Property, plant and equipment,
     at cost                             135,986,473    118,463,362
    Accumulated depreciation             (65,447,269)   (61,134,960)
        Net property, plant and
         equipment                        70,539,204     57,328,402
    Unexpended industrial revenue
     bond proceeds                         2,521,508      9,766,938
    Prepaid pension                       13,729,092     13,989,592
    Other noncurrent assets               10,778,403      7,842,345
                                        $196,658,518   $188,170,344

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $ 10,296,670   $  8,631,404
      Accrued payrolls and employee
       benefits                            8,058,409      7,819,253
      Other                                9,587,741      9,718,430
         Total current liabilities        27,942,820     26,169,087
    Employee benefit obligations          16,621,336     17,122,983
    Industrial revenue bond debt          12,586,000     12,586,000
    Deferred income taxes                  9,922,672      9,944,670
    Other noncurrent liabilities           2,918,477      2,680,581
         Total liabilities                69,991,305     68,503,321
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1997
       and 1996                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                   13,601,121      2,648,036
                                         125,734,722    114,781,637
      Cumulative translation and other
       adjustments                           932,491      2,364,607
      Unrealized holding gains on securities   -          2,520,779
         Total shareholders' equity      126,667,213    119,667,023
                                        $196,658,518   $188,170,344

                 See Notes to Consolidated Financial Statements.




                        AMPCO-PITTSBURGH CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)



                             Nine Months Ended Sept 30, Three Months Ended Sept 30,
                                 1997        1996              1997           1996

Net sales                    $125,553,711  $120,362,625   $ 41,628,394    $ 38,497,160

Operating costs and expenses:
  Cost of products sold
   (excluding depreciation)    86,383,180    85,428,707     28,834,143      27,523,055
  Selling and administrative   18,176,998    17,730,565      6,327,401       5,643,073
  Depreciation                  5,033,007     4,710,696      1,696,880       1,560,215
                              109,593,185   107,869,968     36,858,424      34,726,343
Income from operations         15,960,526    12,492,657      4,769,970       3,770,817

Other income (expense):
  Gain on sale of investments   3,489,228        -           2,552,653         -
  Other income (expense)-net      503,309       205,229         93,662          18,331
Income before taxes            19,953,063    12,697,886      7,416,285       3,789,148
Provision for taxes on income   7,276,000     4,770,000      2,866,000       1,420,000

Net income                   $ 12,677,063  $  7,927,886   $  4,550,285    $  2,369,148

Net income per common share  $       1.32  $        .83   $        .48    $        .25

Cash dividends declared
 per share                   $        .18  $       .075   $        .06    $       .025

Weighted average number of
 common shares outstanding      9,577,621     9,577,621      9,577,621       9,577,621





                 See Notes to Consolidated Financial Statements


                         AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                         Nine Months Ended September 30,
                                             1997           1996

Cash flows from operating activities:
 Net income                              $ 12,677,063   $  7,927,886
 Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation                             5,033,007      4,710,696
   Gain on sale of investments             (3,489,228)        -
   Deferred income taxes                      327,000      4,017,000
   Other - net                                201,908        206,082
   Changes in assets/liabilities, net of
    effects from business acquisitions:
     Receivables                             (116,117)    (2,155,837)
     Inventories                           (2,914,896)       698,994
     Other assets                             688,888         93,023
     Accounts payable                         693,989       (802,984)
     Accrued payrolls and employee
      benefits                                (92,063)      (161,359)
     Other liabilities                        997,809     (2,111,497)
   Net cash flows from
    operating activities                   14,007,360     12,422,004

Cash flows from investing activities:
 Purchases of property, plant
  and equipment                           (12,258,391)    (6,264,442)
 Unexpended industrial revenue
  bond proceeds                             7,245,430    (10,217,815)
 Business acquisitions                    (11,966,579)        -
 Proceeds from sales of investments         4,907,484        582,122
 Net cash flows from
  investing activities                    (12,072,056)   (15,900,115)

Cash flows from financing activities:
 Increase in industrial revenue bond debt      -          11,236,000
 Dividends paid                            (2,681,733)    (1,197,203)
 Net cash flows from financing activities  (2,681,733)    10,038,797

Effect of exchange rate changes on cash      (116,505)      (105,748)

Net increase (decrease) in cash              (862,934)     6,454,938
Cash at beginning of year                  25,510,231     15,553,263

Cash at end of period                    $ 24,647,297   $ 22,008,201

Supplemental information:
 Income tax payments                     $  5,482,524   $  1,656,931
 Interest payments                            406,353        150,759



                 See Notes to Consolidated Financial Statements.

                  AMPCO-PITTSBURGH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Unaudited Consolidated Financial Statements

        The consolidated balance sheet as of September 30, 1997, the consolidated statements of income for the nine and three month periods ended September 30, 1997 and 1996 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1996. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

   2.   Acquisitions

        Effective July 1, 1997, the Corporation acquired F. R. Gross Co., a small Ohio manufacturer of heat transfer rolls for the plastics, packaging, printing and other industries for approximately $9,400,000 cash, including debt assumed and retired. The acquisition was accounted for as a purchase transaction. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) amounted to approximately $4,500,000.

        Effective August 1, 1997, the Corporation acquired Atlantic Grinding & Welding Inc. for approximately $2,600,000 cash, including debt assumed and retired. This small manufacturer of feed screws, with operations in New Hampshire and South Carolina, will expand New Castle Industries' market coverage to the plastics processing industry. The acquisition was accounted for as a purchase transaction.


        The consolidated financial statements include the results of operations of F. R. Gross and Atlantic
        Grinding & Welding from their acquisition date of July 1 and August 1, 1997, respectively. The consolidated results of operations on a pro forma basis as though those businesses had been acquired as of January 1, 1996 are as follows (in thousands except for per share information):


                                Nine Months           Three Months
                              Ended Sept. 30,        Ended Sept. 30,
                              1997      1996        1997         1996

      Net sales             $132,393   $130,263    $42,018     $42,225
      Net income            $ 13,060   $  8,034    $ 4,550     $ 2,561
      Net income
       per share            $   1.36   $    .84    $   .48     $   .27

         The pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the purchases been made at the beginning of the period, or of future results of operations of the combined companies. The 1997 periods include gains from investments (see Note 4).

         The Assets Purchase Agreements for F. R. Gross and
         Atlantic Grinding & Welding provide for additional payments to the former owners contingent on future earnings. Any additional payments made, when the contingencies are resolved, will be accounted for as goodwill and amortized over the remaining life of the original goodwill.


   3.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:

                             September 30,          December 31,
                                 1997                   1996
       Raw materials         $  6,174,988           $  6,384,104
       Work-in-process         24,560,720             20,945,337
       Finished goods           3,616,868              3,885,851
       Supplies                 1,866,995              2,007,818
                             $ 36,219,571           $ 33,223,110

   4.   Investments

        In connection with the sale of its remaining investments, including the stock holdings of Northwestern Steel and Wire Company previously classified as available for sale, the Corporation recognized pre-tax gains of $3,489,228 and $2,552,653 during the nine and three month periods ended September
          30, 1997, respectively.

   5.     Net Income Per Common Share

          Net income per common share is computed on the basis of the weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares for the periods presented.

   6.     Recently Issued Accounting Standards

          In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for the year ending December 31, 1997. The adoption of SFAS No. 128 is not expected to have an effect on the Corporation's calculation of earnings per share as there are currently no potential additional shares of common stock issuable.

          In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The Corporation is required to adopt the provisions of SFAS No. 130 beginning with its consolidated financial statements for the three months ending March 31, 1998. SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. The Corporation must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

          The adoptions of SFAS No. 130 and SFAS No. 131 are not expected to have a material effect on the measurement of the Corporation's financial position, results of operations or cash flows; the Corporation is reviewing possible changes in disclosures that may be necessary.

                           AMPCO-PITTSBURGH CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Nine and Three Month Periods Ended
   September 30, 1997 and 1996

   Net sales for the nine and three month periods of 1997 were $125,554,000 and $41,628,000 compared to $120,363,000 and
   $38,497,000 for the same periods of the prior year. Excluding the additional sales from the acquisitions of
   F. R. Gross and Atlantic Grinding & Welding during the third quarter of 1997, overall sales increased by 2% and 1% for the first nine months and third quarter of 1997, respectively, compared to the prior year. While several of the Corporation's operations experienced higher shipment levels due to continued growth in export business and improved economic activity, other operations experienced modest declines in sales. The order backlog stood at $118,200,000 at September 30, 1997 compared to $114,100,000 at December 31, 1996. The increase in the backlog is due primarily to the businesses acquired in 1997.

   The cost of products sold relationships for the nine and three months ended September 30, 1997 were 68.8% and 69.3%, respectively. This compares with the prior comparable periods at 71.0% and 71.5%, respectively. A more profitable sales mix together with increased margins resulted in improved ratios of cost of products sold to sales in 1997.

   Selling and administrative expenses in 1997 increased by $446,000 for the year-to-date period and $684,000 for the third quarter, both compared to the prior year, principally due to the impact of the businesses acquired during the third quarter 1997. The relationships of selling and administrative expenses to net sales for the nine and three months ended September 30, 1997 were 14.5% and 15.2%, respectively. This compares with the prior comparable periods, both at 14.7%.

   Depreciation expense of $5,033,000 and $1,697,000 for the nine and three months ended September 30, 1997 increased approximately 7% and 9%, respectively, compared to the prior year due principally to an increase in capital expenditures.

   Income from operations increased 28% for the nine month period and 26% for the three month period, both ended September 30, 1997 compared to the corresponding 1996 periods. These increases are principally a result of improved margins, a more profitable sales mix and slightly higher volumes.

   Gains of $3,489,000 and $2,553,000 were recognized in the nine and three month periods ended September 30, 1997, respectively, from the sale of investments.

   The Corporation had net income for the nine and three months ended September 30, 1997 of $12,677,000 and $4,550,000, respectively. This compares with net income for the prior year comparable periods of $7,928,000 and $2,369,000, respectively.

   Liquidity and Capital Resources

   Net cash flow from operating activities was positive in 1997 and 1996 at $14,007,000 and $12,422,000, respectively.
   Operating cash flow in 1997 benefitted from a $3,468,000 increase in income from operations.

   Capital expenditures for 1997 totaled $12,258,000 compared to $6,264,000 in 1996. The Corporation anticipates capital expenditures for 1997 to approximate $16,000,000 with the major expenditure being for plant and equipment at Union Electric Steel's plants to be completed by the end of the year. Unexpended industrial revenue bond proceeds of $9,767,000 were available to fund a portion of this capital program and $7,245,000 of these proceeds were drawn down during the first nine months of 1997. Funds generated internally are expected to be sufficient to finance the balance of the capital expenditures.

   The net cash outflow from investing activities in 1997 includes $11,967,000 for the purchases of F. R. Gross and Atlantic Grinding & Welding during the third quarter. The Corporation disposed of all of its stock and other investment interests, including its stock holdings in Northwestern Steel and Wire Company, receiving proceeds of $4,907,000 in 1997.

   Cash outflows with respect to financing activities in 1997 reflect an increase in the quarterly dividend rate to $.06 per share compared to $.025 per share in 1996, and an additional prior year-end dividend of $960,000 in 1997 or $.10 per share, as compared to $.05 per share paid in 1996.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at September 30, 1997 was $14,500,000.

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





                                     AMPCO-PITTSBURGH CORPORATION




DATE:  November 12, 1997             BY:  s/Robert A. Paul
                                          Robert A. Paul
                                          President and
                                           Chief Executive Officer




DATE:  November 12, 1997             BY:  s/Robert J. Reilly
                                          Robert J. Reilly
                                          Vice President - Finance
                                           and Treasurer