Form 10-K
period 1997-12-31
AMPCO PITTSBURGH CORP
filed 1998-03-13
CIK 6176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 10, 1998, 9,577,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $133 million.

      DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1997.

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

     In 1997, the Corporation purchased the assets of F. R. Gross Company,
located in Stow, Ohio, a manufacturer of heat transfer rolls.   Also in 1997,
the Corporation purchased the assets of Atlantic Grinding and Welding, a manufacturer of feed screws with locations in New Hampshire and South Carolina.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating profit of the Corporation's only segment and the identifiable assets attributable to it for the three years ended December 31, 1997 are set forth in Note 16 (Segment and Geographic Information) on pps. 16 and 17 of the accompanying Annual Report which is incorporated herein by reference.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     The Corporation produces finned tube heat exchange coils, air handling systems and pumps for the construction, power generation, refrigeration, chemical processing and marine defense industries; feed screws, barrels, heat transfer rolls and chill rolls principally for the plastics processing industry and forged hardened steel rolls for producers of steel, aluminum and other metals. These products are heavily dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and foreign countries.

     No one customer's purchases were material to the Corporation. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation's business is not seasonal but is subject to the cyclical nature of the industries and markets served. For additional information on the products produced and financial information about the business, see pp. 3 through 6 and Note 16 on pps. 16 and 17 of the accompanying Annual Report which are incorporated herein by reference.

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

Working Capital
---------------

     The Corporation maintains levels of inventory, which generally reflect its normal requirements and are believed to reflect the practices of its industries. Production is generally to custom order and requires inventory levels of raw materials or semi-finished products with only a limited level of finished products. The Corporation extends credit terms consistent with practices of the industries served.

Backlog
-------

     The backlog of orders at December 31, 1997 was approximately $115,200,000 compared to a backlog of $112,300,000 at year end 1996. Most of those orders are expected to be filled in 1998.

Competition
-----------

     The Corporation faces considerable competition from a large number of companies. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves.

     Buffalo Pumps, Inc. produces a line of centrifugal pumps serving refrigeration, power generation and marine defense industries and competes with many other producers. Aerofin Corporation produces finned tube heat exchange coils used by the commercial and industrial construction, process and utility industries. Buffalo Air Handling Company produces standard and custom air handling systems used in commercial and industrial buildings. Aerofin and Buffalo Air Handling have several major competitors in each of their markets. Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States, which are sold to steel and aluminum companies throughout the world. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets. New Castle Industries, Atlantic Grinding & Welding and Bimex Industries primarily produce feed screws, barrels, and chill rolls for use in the plastics processing industry and compete
with a number of small regional companies.   F. R. Gross Co. produces heat
transfer rolls for the plastics, paper, packaging and printing industries and also competes with a number of small regional companies. Competition in all of the Corporation's businesses is based on quality, service, price and delivery.

Research and Development
------------------------

     As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation's businesses incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to specific customer requirements and reduce costs. In the aggregate, these expenditures generally do not exceed $1,000,000 per year.

Environmental Protection Compliance Costs
-----------------------------------------

     Expenditures for environmental control matters were not material in 1997 and such expenditures are not expected to be material in 1998.

Employees
---------

     In December, 1997, the Corporation had 1,324 active employees, of whom 426 were sales, executive, administrative, engineering and clerical personnel. Approximately 79% of the production and craft hourly employees are covered by negotiated labor agreements with various unions.

Year 2000
---------

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pps. 18 through 20 of the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Corporation's only foreign operation is a Union Electric Steel Corporation plant located in Belgium that manufactures forged hardened steel rolls principally for the European markets. For financial information relating to foreign and domestic operations see Note 16 (Segment and Geographic Information) on pps. 16 and 17 of the accompanying Annual Report which is incorporated herein by reference.

ITEM 2 - PROPERTIES

     The Corporation is in one segment that produces engineered products. The location and general character of the principal locations, all of which are owned unless otherwise noted, are as follows:

Company and                        Principal       Approximate        Type of
Location                              Use         Square Footage   Construction
-----------------------------  -----------------  --------------  ---------------

Aerofin Corporation            Manufacturing      146,000 on      Brick,
4621 Murray Place              facilities and     15.3 acres      concrete
Lynchburg, VA  24506           offices                            and steel

Atlantic Grinding &            Manufacturing      19,000 on       Metal and
 Welding, Inc.                 facilities and     2.6 acres       steel
9 Ricker Avenue                offices
Londonderry, NH  03053

Atlantic Grinding &            Manufacturing              20,000  Metal and
 Welding, Inc.*                facilities                         steel
1950 Old Dunbar Road
West Columbia, SC  29172

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

Buffalo Pumps, Inc.            Manufacturing      94,000 on       Metal, brick
874 Oliver Street              facilities and     7 acres         and cement
N. Tonawanda, NY  14120        offices                            block

F. R. Gross Co., Inc.          Manufacturing      25,300 on       Masonry,
1397 Commerce Drive            facilities and     4.2 acres       metal and steel
Stow, OH  44224                offices

New Castle Industries, Inc.    Manufacturing      81,600 on       Metal and
1399 Countyline Road           facilities and     18.5 acres      steel
New Castle, PA  16102          offices

New Castle Industries, Inc.    Manufacturing              31,000  Masonry
925 Industrial Street          facilities         5.3 acres       with steel
New Castle, PA  16102                                             truss roof

Union Electric Steel Corp.     Manufacturing      186,000 on      Metal and
Route 18                       facilities         55 acres        steel
Burgettstown, PA  15021



Company and                        Principal       Approximate        Type of
Location                              Use         Square Footage   Construction
-----------------------------  -----------------  --------------  ---------------
Union Electric Steel Corp.     Manufacturing      153,000 on      Metal and
726 Bell Street                facilities,        5 acres         steel
Carnegie, PA  15106            offices and plant

Union Electric Steel Corp.     Manufacturing      88,000 on       Metal and
U.S. Highway 30                facilities         20 acres        steel
Valparaiso, IN  46383

Union Electric Steel Corp.*    Manufacturing              40,000  Metal and
1712 Greengarden Road          facilities                         steel
Erie, PA  16501

Union Electric Steel, N.V.     Manufacturing      66,000 on       Concrete,
Industrie Park                 facilities and     15 acres        metal and
B-3980 Tessenderlo             offices                            steel
Belgium

----------------

*       Facility is leased.

(1) The Corporation holds real estate for sale in Plymouth, MI.

(2) The Corporate office space is leased as are several small domestic sales offices. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1997.

(3) The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 1997. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.

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

     In the lawsuit, Official Unsecured Creditors' Committee of Valley-Vulcan
                     --------------------------------------------------------
Mold Company v. Microdot, Inc., Valley Mould Corporation, Ampco-Pittsburgh
--------------------------------------------------------------------------
Corporation and Vulcan, Inc., the plaintiff, allegedly on behalf of the debtor
----------------------------
Partnership, filed a proceeding in the United States Bankruptcy Court for the Northern District of Ohio against Microdot, Valley, Vulcan and the Corporation, seeking to set aside the Corporation's liens on the Partnership's assets, to hold all defendants liable for the debts of the Partnership, and return of all money received by any of the defendants from the Partnership and out of the proceeds of a loan to the Partnership by a third-party lender, alleged to be at least $9.35 million. The Corporation's liens secure a guaranty that it was required to give with respect to a Vulcan obligation that was assumed by the Partnership, and a $500,000 loan made to the Partnership.

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

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information called for by this item is set forth on pps. 17 and 20 of the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information called for by this item is set forth on p. 17 of the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information called for by this item is set forth on pps. 18 through 20 of the Annual Report to Shareholders for the year ended December 31, 1997 which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is set forth in Note 11 (Financial Instruments) on pps. 14 and 15 of the Annual Report to Shareholders for the year ended December 31, 1997 which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth on pps. 7 through 17 of the Annual Report to Shareholders for the year ended December 31, 1997 which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were none.

                                    PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

     (a) IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
------------------------------------------------------------------------------

Louis Berkman (age 89, Director since 1960; current term expires in 1999). He has been Chairman of the Board of the Corporation since September 20, 1994. He is also Chairman of the Executive Committee of the Corporation and has been for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (2)(4)

Leonard M. Carroll (age 55, Director since 1996; current term expires in 1999). He has been Managing Director of Seneca Capital Management, Inc. (a private investment company) since June, 1996. For more than five years before 1996, he was President and Chief Operating Officer and a director of Integra Financial Corporation (a bank holding company). He is also a director of Quaker State Corporation. (N)(3)

William D. Eberle (age 74, Director since 1982; current term expires in 2000). He is a private investor and consultant and is Chairman of Manchester
Associates, Ltd.   He is also a director of Mitchell Energy & Development Co.,
America Service Group, Barry's Jewelers, Inc., Showscan Entertainment, Inc.,
Sirrom Capital Corporation and FAC Realty Trust.   (3)(4)

Alvin G. Keller (age 88, Director since 1961; current term expires in 1998). He is a private investor who, prior to his retirement, served as a Vice President
of Mellon Bank, N.A.   Mr. Keller will not seek re-election in 1998.  (2)(3)(4)

Robert A. Paul (age 60, Director since 1970; current term expires in 2000). He has been President and Chief Executive Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was President and Chief Operating Officer of the Corporation. He is also an officer and director of The Louis Berkman Company and director of National City Corporation. (2)

Carl H. Pforzheimer, III (age 61, Director since 1982; current term expires in
1999). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (3)

     (a) IDENTIFICATION OF DIRECTORS (cont')

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
------------------------------------------------------------------------------

Ernest G. Siddons (age 64, Director since 1981; current term expires in 1998). He has been Executive Vice President and Chief Operating Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was Senior Vice President Finance and Treasurer of the Corporation. From September, 1996 to December, 1997 he was President of Union Electric Steel Corporation, a subsidiary of the Corporation. (N)(2)
----------------

(N)  Nominee for election at the April 28, 1998 Annual Meeting of Shareholders.
(1) Officers serve at the discretion of the Board of Directors.
(2)  Member of Executive Committee.
(3)  Member of Audit Committee.
(4)  Member of Salary and Stock Option Committees.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

     In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five
---------------------------------------------------------------------------
Years
-----

Rose Hoover (age 42).   She has been Secretary of the Corporation for more than
five years and Manager of Real Property and Environmental Control since January, 1995.

Robert J. Reilly (age 41). Vice President Finance and Treasurer of the Corporation since January, 1997. He was Treasurer of the Corporation since September, 1994 and Controller of the Corporation since January, 1994. For five years before September, 1994 he was Assistant Treasurer.

Robert F. Schultz (age 50). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.
----------------
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

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

                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

----------------------------------------------------------------------
(a)                          (b)     (c)       (d)         (i)

Name and                                                All Other
Principal                          Salary     Bonus     Compensation
Position                    Year     ($)       ($)         ($)
--------------------------  ----   -------   -------   ------------

Louis Berkman               1997   308,750    94,500
Chairman of the Board       1996   290,000    67,000
and Executive Committee     1995   250,000    42,500

Robert A. Paul              1997   308,750    94,500
President and Chief         1996   290,000    67,000
Executive Officer           1995   250,000    42,500

Ernest G. Siddons           1997   276,875    84,750       7,172(1)
Executive Vice President    1996   260,000    60,000       5,520(1)
and Chief Operating         1995   225,000    38,250       5,064(1)
Officer

Robert F. Schultz           1997   134,500    18,500
Vice President              1996   130,875    16,500
Industrial Relations        1995   127,500    12,500
and Senior Counsel

-----------------

(1) Value of the term portion of a split dollar life insurance policy. The Corporation remains entitled to the cash surrender value of such policy.

     (b)   COMPENSATION PURSUANT TO PLANS

     The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers and other employees, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $4,435 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

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

     The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP to the individuals named in the compensation table assuming continued employment to retirement at age 65, but no change in the level of compensation shown in such table:

           Louis Berkman                   (1)
           Robert A. Paul                $201,625
           Ernest G. Siddons             $163,500
           Robert F. Schultz             $ 76,500

----------------

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.


     (c) COMPENSATION OF DIRECTORS

     For the first four months of 1997, each Director who was not employed by the Corporation received $2,000 for each Board meeting attended and $500 for each Committee meeting attended. Directors received one-half of those amounts if not in attendance or if participation was by telephonic connection.
Effective April 1, 1997, each Director who is not employed by the Corporation receives an annual retainer of $6,000 (payable quarterly), $1,000 for each Board meeting attended and $500 for each Committee meeting attended. Attendance can be either in person or by telephonic connection. Directors do not receive a fee for either Board or Committee meetings if they do not attend.

     (d) TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Chairman, President, and Executive Vice President have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. The remaining officer named in the compensation table and a certain key employee have two year contracts providing for three times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause). In addition, each of the Vice President Finance and Corporate Secretary have two year contracts providing for two times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause). All of the contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP if applicable.

     (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     A Salary Committee is appointed each year by the Board of Directors. Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 1997 was comprised of three Directors: William D. Eberle, who is Chairman of the Committee, Louis Berkman and Alvin G. Keller.

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

     In early 1997, the Salary Committee reviewed and approved salary increases and an incentive program for 1997 covering Louis Berkman, Robert A. Paul and Ernest G. Siddons ("participants"). Incentive payments were to be determined, based exclusively on the Corporation's 1997 income from operations performance
as compared to the Corporation's business plan.   These payments were to be
limited to 30% of base salary of participants. In 1997, the Corporation exceeded the business plan and as a result the participants earned incentives of $94,500, $94,500 and $84,750 respectively.

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

                                                 Louis Berkman
                                                 William D. Eberle
                                                 Alvin G. Keller

     (g) STOCK PERFORMANCE GRAPH


                  COMPARISON OF FIVE YEAR CUMULATIVE RETURN
   AMONG AMPCO PITTSBURGH CORP., S&P 500 INDEX AND STEEL (INTEGRATED) INDEX

                             AMPCO                                  STEEL
Measurement period           PITTSBURGH          S&P 500            (INTEGRATED)
(Fiscal year Covered)        CORP.               INDEX              INDEX
---------------------        ----------          -------            ------------
Measurement PT -
12/31/92                     $100                $100               $100
FYE 12/31/93                 $80.99              $110.09            $158.51
FYE 12/31/94                 $113.68             $111.85            $166.03
FYE 12/31/95                 $125.09             $153.80            $158.55
FYE 12/31/96                 $141.50             $189.56            $164.79
FYE 12/31/97                 $236.59             $252.82            $174.55


     Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1993 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated)
     *Cumulative total return assumes reinvestment of dividends.



     In the above graph, the Corporation has used Value Line's Steel (Integrated) Index for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. The Steel Industry was chosen because it is impacted by some of the same end markets that the Corporation ultimately serves, such as the automotive, appliance and construction industries. Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 10, 1998, Louis Berkman owned directly 213,888 shares (2.23%) of the Common Stock of the Corporation. As of the same date, The Louis Berkman Company, P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,126,089 shares (22.2%) of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 62.90% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 18.93% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

     The Corporation has received Schedules 13G filed with the Securities and Exchange Commission disclosing that as of December 31, 1997 Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401 owned 634,800 shares or 6.63% (all of which shares are held in portfolios of various investment vehicles for qualified employee benefit plans of which Dimensional Fund Advisors serves as investment manager); and that Norwest Corporation, Sixth & Marquette, Minneapolis, MN 55479 owned 945,649 shares or 9.9% in various fiduciary and agency capacities and including 664,200 shares or 6.93% owned by
ATTIMCO Long Term Investment Trust.   On February 3, 1998, Gabelli Funds, Inc.
and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its
Schedule 13D showing they owned 1,796,200 shares or 18.75%.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 10, 1998 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:


         Name of                            Amount and nature of  Percent
         beneficial owner                   beneficial ownership  of class
         ----------------                   --------------------  --------

         Louis Berkman                        2,341,243(1)(2)      24.4
         Robert A. Paul                          57,922(2)(3)        .6
         Alvin G. Keller**                          9,753(4)         .1
         Carl H. Pforzheimer, III                   2,733(5)         *
         Ernest G. Siddons                          1,833(6)         *
         Leonard M. Carroll                         1,000            *
         William D. Eberle                            200            *
         Robert F. Schultz                            200(6)         *

         Directors and Executive
         Officers as a group
         (10 persons)                           2,413,618(7)       25.2

----------------

 * less than .1%

** Mr. Keller will not seek re-election as a Director at the April 1998 Annual
   Meeting.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1997 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,440,000. Additionally, The Louis Berkman Company paid the Corporation $160,000 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 1998.

     In 1989, certain subsidiaries of the Corporation and Tertiary, Inc., a corporation owned by the children of William Eberle, formed three 50/50 partnerships, to manage, develop and operate hotel properties and a subsidiary of the Corporation also invested as a limited partner in one of the operating partnerships. In 1992, Tertiary purchased the Corporation's interest in two of
the 50/50 partnerships.   In 1997, Tertiary purchased the Corporation's
remaining interest in the hotel partnerships by paying the Corporation $1,000,000 plus all principal and accrued interest due as of the Closing Date under outstanding Promissory Notes.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The consolidated financial statements, together with the report thereon of Price Waterhouse LLP, appearing on pps. 7 through 17 of the accompanying Annual Report are incorporated by reference in this Form 10-K Annual Report.

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

         b. Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

            Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the Annual Report on Form 10-K for fiscal year ended December 31, 1994; and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         c. 1997 Stock Option Plan

            Incorporated by reference to the Proxy Statement dated March 14, 1997.

   (13)  Annual Report to Shareholders for the fiscal year ended December 31,
         1997

   (21)  Significant Subsidiaries

   (27)  Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed in the fourth quarter of 1997.



Note: With the exception of the Corporation's 1997 Annual Report to Shareholders, none of the Exhibits listed in Item 14 are included with this Form 10-K Annual Report. The Corporation will furnish copies of Exhibits upon written request to the Secretary at the address on the cover of the Form 10-K Annual Report accompanied by payment of $3.00 for each Exhibit requested.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMPCO-PITTSBURGH CORPORATION
                                      (Registrant)

March 11, 1998

                                By     /s/ Louis Berkman
                                    --------------------------------------------
                                    Director, Chairman of the Board -
                                    Louis Berkman



                                By    /s/ Robert A. Paul
                                    --------------------------------------------
                                    Director, President and Chief Executive
                                    Officer - Robert A. Paul



                                By    /s/ Ernest G. Siddons
                                    --------------------------------------------
                                    Director, Executive Vice President
                                    and Chief Operating Officer -
                                    Ernest G. Siddons



                                By    /s/ Robert J. Reilly
                                    --------------------------------------------
                                    Vice President Finance and Treasurer
                                    (Principal Financial Officer) - Robert J.
                                    Reilly

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.


March 11, 1998


                                    By     /s/ Leonard M. Carroll
                                        -------------------------------------
                                        Leonard M. Carroll


                                    By     /s/ William D. Eberle
                                        -------------------------------------
                                        William D. Eberle


                                    By     /s/ Alvin G. Keller
                                        -------------------------------------
                                        Alvin G. Keller


                                    By     /s/ Carl H. Pforzheimer, III
                                        -------------------------------------
                                        Carl H. Pforzheimer, III