Form 10-Q
period 1998-03-31
AMPCO PITTSBURGH CORP
filed 1998-05-13
CIK 6176

                                FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

               YES  X           NO


 On May 13, 1998, 9,577,621 common shares were outstanding.

               AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997           3

           Consolidated Statements of Income -
             Three Months Ended March 31, 1998
             and 1997                                       4

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998
             and 1997                                       5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          8


Part II -  Other Information:

           Item 4 - Submission of Matters to a Vote
                     of Security Holders                   10

           Item 6 - Exhibits and Reports on Form 8-K       10

           Signatures                                      11

           Exhibits

              Exhibit 27

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                        March 31,     December 31,
                                           1998          1997
Assets
    Current assets:
      Cash and cash equivalents         $ 28,396,371   $ 21,695,512
      Receivables, less allowance for
       doubtful accounts of $669,036 in
       1998 and $629,677 in 1997          33,862,413     35,024,843
      Inventories                         36,218,144     35,452,494
      Other                                5,228,776      4,530,430
               Total current assets      103,705,704     96,703,279
    Property, plant and equipment,
     at cost                             140,428,823    139,249,677
    Accumulated depreciation             (68,479,927)   (66,714,835)
       Net property, plant and equipment  71,948,896     72,534,842
    Unexpended industrial revenue bond
     proceeds                              1,939,897      2,218,317
    Prepaid pension                       13,679,592     13,679,592
    Other noncurrent assets               11,521,704     11,709,131
                                        $202,795,793   $196,845,161

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  9,097,225   $  8,638,073
      Accrued payrolls and employee
       benefits                            7,483,682      7,747,474
      Other                                9,642,992      7,373,110
           Total current liabilities      26,223,899     23,758,657
    Employee benefit obligations          16,384,194     16,755,483
    Industrial revenue bond debt          12,586,000     12,586,000
    Deferred income taxes                 11,672,271     11,329,110
    Other noncurrent liabilities           2,973,202      3,000,124
           Total liabilities              69,839,566     67,429,374
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1998
       and 1997                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                   20,396,199     16,602,063
      Accumulated other comprehensive
       income                                426,427        680,123
           Total shareholders' equity    132,956,227    129,415,787
                                        $202,795,793   $196,845,161

                 See Notes to Consolidated Financial Statements.

                                      - 3 -

                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)



                                    Three Months Ended March 31,
                                       1998           1997

Net sales                          $ 48,598,350    $ 40,834,154

Operating costs and expenses:
    Cost of products sold
     (excluding depreciation)        32,797,645      27,861,032
    Selling and administrative        6,806,879       5,919,863
    Depreciation                      1,919,415       1,671,204
                                     41,523,939      35,452,099
Income from operations                7,074,411       5,382,055

Other income (expense):
    Gain on sale of investments          -              214,665
    Other income (expense) net          146,711         278,612
Income before taxes                   7,221,122       5,875,332
Provision for taxes on income         2,565,000       2,080,000

Net income                         $  4,656,122    $  3,795,332


Basic earnings per share           $        .49    $        .40


Cash dividends declared per share  $        .09    $        .06

Weighted average number of
 common shares outstanding            9,577,621       9,577,621




              See Notes to Consolidated Financial Statements


                                  - 4 -

                      AMPCO-PITTSBURGH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                      Three Months Ended March 31,
                                          1998          1997

Cash flows from operating activities:
  Net income                            $  4,656,122  $  3,795,332
  Adjustments to reconcile net income to net
   cash flows from operating activities:
    Depreciation                           1,919,415     1,671,204
    Gain on sale of investments                -          (214,665)
    Deferred income taxes                    373,000        50,000
    Other - net                              125,255        62,226
    (Increase) decrease in assets:
      Receivables                          1,278,996     1,785,400
      Inventories                           (929,390)     (854,573)
      Other assets                          (690,617)      555,496
    Increase (decrease) in liabilities
      Accounts payable                       381,607      (733,343)
      Accrued payrolls and employee
       benefits                             (433,925)     (111,602)
      Other liabilities                    2,214,414     1,142,737
  Net cash flows from operating
    activities                             8,894,877     7,148,212

Cash flows from investing activities:
   Purchases of property, plant and
    equipment                             (1,957,013)   (3,728,367)
   Proceeds from sales of property, plant
    and equipment                            371,657        -
   Unexpended industrial revenue bond
    proceeds                                 278,420     1,829,711
   Proceeds from sales of investments          -           229,467
   Net cash flows from investing
    activities                            (1,306,936)   (1,669,189)

Cash flows from financing activities:
  Dividends paid                            (861,986)   (1,532,419)
  Net cash flows from financing activities  (861,986)   (1,532,419)

Effect of exchange rate changes on cash      (25,096)      (86,703)

Net increase in cash                       6,700,859     3,859,901
Cash at beginning of year                 21,695,512    25,510,231

Cash at end of period                   $ 28,396,371  $ 29,370,132

Supplemental information:
 Income tax payments                    $      7,226  $    362,607
 Interest payments                           179,282       152,113

                See Notes to Consolidated Financial Statements.

                                     - 5 -


                      AMPCO-PITTSBURGH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Unaudited Consolidated Financial Statements

        The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the three month periods ended March 31, 1998 and 1997 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

   2.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:


                               March 31,            December 31,
                                 1998                   1997
       Raw materials         $  6,289,670           $  6,213,953
       Work-in-process         23,087,612             23,904,940
       Finished goods           4,838,765              3,440,584
       Supplies                 2,002,097              1,893,017
                             $ 36,218,144           $ 35,452,494


   3.  Comprehensive Income

       The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Corporation's first quarter 1998 comprehensive income of $4,402,000 consists of net income of $4,656,000 and an other comprehensive loss of $254,000, related to a foreign currency translation adjustment. The comprehensive income for the comparable period in 1997 of $2,227,000 consists of net income of $3,795,000 and other comprehensive losses of $902,000 for foreign currency translation and $666,000 for a net-of-tax unrealized loss on available-for-sale securities.

   4.  Basic Earnings Per Share

       Basic earnings per share is computed on the basis of the weighted number of shares of Ampco-Pittsburgh Corporation's common stock outstanding, which has remained unchanged at 9,577,621 shares for the periods presented. Currently there are no potentially dilutive securities; accordingly, basic earnings per share and dilutive earnings per share are equivalent.

   5.  Recently Issued Accounting Standard

       In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires certain disclosures about segment information in interim and annual financial statements and related information about products and services, geographic areas and major customers. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Corporation must adopt the provisions of SFAS No. 131 for its consolidated financial statements for the year ending December 31, 1998.

       The adoption of SFAS No. 131 will not effect the measurement of the Corporation's financial position, results of operations or cash flows; the Corporation is reviewing possible changes in disclosures that may be necessary.

                  AMPCO-PITTSBURGH CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Three Month Periods Ended
   March 31, 1998 and 1997


   Operations

   Net sales of $48,598,000 for the first quarter of 1998 were 19.0% higher when compared to 1997 sales of $40,834,000. Excluding the impact of the previous year acquisitions of
   F. R. Gross and Atlantic Grinding and Welding, which were not included in the first quarter of 1997, sales increased approximately 12.0% compared to the prior year. Most of the Corporation's operations experienced higher shipment levels due primarily to improved economic activity in domestic markets. Strong shipments in the first quarter and a slowing of forged steel roll orders from customers in Asia resulted in a decrease in the order backlog to $103,800,000 at March 31, 1998 compared to $115,200,000 at
   December 31, 1997.

   The cost of products sold as a percentage of sales was 67.5% in 1998 and 68.2% in 1997.

   Selling and administrative expenses were $6,807,000 in 1998 compared to $5,920,000 in 1997. The increase is principally due to the inclusion of the acquired companies in 1998.

   Depreciation expense increased to $1,919,000 in 1998 compared to $1,671,000 in 1997 due to a combination of higher capital expenditures and the inclusion of the acquired businesses.

   Due to higher sales, a product mix providing better than average profit margins and the contribution from acquisitions, income from operations of $7,074,000 increased by 31% compared to $5,382,000 in 1997.

   Other income (expense) in 1997 included gains from the sale of investments of $215,000.

   As a result of all of the above, the Corporation had net income of $4,656,000 in 1998 compared to $3,795,000 in
   1997.

   Liquidity and Capital Resources

   Net cash flow from operating activities was positive in 1998 and 1997 at $8,895,000 and $7,148,000, respectively.
   Operating cash flow in 1998 benefitted from a $1,692,000 increase in income from operations.

   Capital expenditures for 1998 totaled $1,957,000 compared to $3,728,000 in 1997. Capital appropriations carried forward from March 31, 1998 total $7,200,000 and unexpended industrial revenue bond proceeds of $1,940,000 are available to fund a portion of this capital spending.
   Funds generated internally are expected to be sufficient to finance the balance of the capital expenditures.

   Cash outflows with respect to financing activities in 1998 reflect an increase in the quarterly dividend rate to $.09 per share compared to $.06 per share in 1997. Included in 1997's first quarter dividend is an additional prior year-end dividend of $960,000 or $.10 per share.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at March 31, 1998 was $14,500,000.

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

   Impact of Year 2000

   The Corporation and its subsidiaries are taking actions to provide that their computer systems are capable of processing for the periods the year 2000 and beyond. The year 2000 issue and related costs are not expected to have a material impact on the operations of the Corporation.

                         PART II - OTHER INFORMATION
                         AMPCO-PITTSBURGH CORPORATION



Items 1-3.   None


Item 4.   Submission of Matters to a Vote of Security Holders

          On April 28, 1998, at the annual meeting of shareholders, Ernest G. Siddons and Leonard M.
          Carroll were elected directors of the Registrant:


                                           For       Withheld

          Ernest G. Siddons             8,678,077    252,407

          Leonard M. Carroll            8,755,301    175,174


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





[S]                             [C]

                                AMPCO-PITTSBURGH CORPORATION




DATE:  May 13, 1998             BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  May 13, 1998             BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Vice President - Finance
                                       and Treasurer