Form 10-Q
period 1998-06-30
AMPCO PITTSBURGH CORP
filed 1998-08-10
CIK 6176

                                FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

               YES  X           NO



 On August 10, 1998, 9,577,621 common shares were outstanding.

               AMPCO-PITTSBURGH CORPORATION

                         INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1997            3

           Consolidated Statements of Income -
             Six Months Ended June 30, 1998 and 1997;
             Three Months Ended June 30, 1998
             and 1997                                       4

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998
             and 1997                                       5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          9


Part II -  Other Information:

           Item 6 - Exhibits and Reports on Form 8-K       12

           Signatures                                      13

           Exhibits

              Exhibit 27


                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                          June 30,     December 31,
                                           1998           1997


Assets
    Current assets:
      Cash and cash equivalents         $ 31,029,744   $ 21,695,512
      Receivables, less allowance for
       doubtful accounts of $672,218 in
       1998 and $629,677 in 1997          32,878,689     35,024,843
      Inventories                         36,348,529     35,452,494
      Other                                4,792,328      4,530,430
              Total current assets       105,049,290     96,703,279
    Property, plant and equipment,
     at cost                             144,035,254    139,249,677
    Accumulated depreciation             (70,509,278)   (66,714,835)
         Net property, plant and
          equipment                       73,525,976     72,534,842
    Unexpended industrial revenue
     bond proceeds                           992,954      2,218,317
    Prepaid pension                       13,679,592     13,679,592
    Other noncurrent assets               11,830,322     11,709,131
                                        $205,078,134   $196,845,161

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  8,127,160   $  8,638,073
      Accrued payrolls and employee
       benefits                            8,401,893      7,747,474
      Other                                8,585,076      7,373,110
             Total current liabilities    25,114,129     23,758,657
    Employee benefit obligations          16,468,367     16,755,483
    Industrial revenue bond debt          12,586,000     12,586,000
    Deferred income taxes                 11,699,635     11,329,110
    Other noncurrent liabilities           2,787,996      3,000,124
                    Total liabilities     68,656,127     67,429,374
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1998
       and 1997                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                   23,760,335     16,602,063
      Accumulated other comprehensive
       income                                528,071        680,123
             Total shareholders' equity  136,422,007    129,415,787
                                        $205,078,134   $196,845,161


                 See Notes to Consolidated Financial Statements.


                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)



                             Six Months Ended June 30,    Three Months Ended June 30,
                                   1998       1997             1998           1997


Net sales                     $ 95,371,010  $ 83,925,317   $ 46,772,660  $ 43,091,163

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)     64,553,691    57,549,037     31,756,046    29,688,005
 Selling and administrative     13,633,703    11,849,597      6,826,824     5,929,734
 Depreciation                    3,851,920     3,336,127      1,932,505     1,664,923
                                82,039,314    72,734,761     40,515,375    37,282,662
Income from operations          13,331,696    11,190,556      6,257,285     5,808,501

Other income (expense):
 Gain on sale of investments        -            936,575         -            721,910
 Other income (expense)-net        255,548       409,647        108,838       131,035
Income before income taxes      13,587,244    12,536,778      6,366,123     6,661,446
Income taxes                     4,705,000     4,410,000      2,140,000     2,330,000

Net income                    $  8,882,244  $  8,126,778   $  4,226,123  $  4,331,446

Basic earnings per share      $        .93  $        .85   $        .44  $        .45

Cash dividends declared
 per share                    $        .18  $        .12   $        .09  $        .06

Weighted average number of
 common shares outstanding       9,577,621     9,577,621      9,577,621     9,577,621



                  See Notes to Consolidated Financial Statements



                          AMPCO-PITTSBURGH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                             Six Months Ended June 30,
                                                1998          1997


Cash flows from operating activities:
 Net income                                  $  8,882,244  $  8,126,778
 Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation                                 3,851,920      3,336,127
   Gain on sale of investments                     -            (936,575)
   Deferred income taxes                          735,000         89,300
   Other - net                                    222,131        105,983
   (Increase) decrease in assets:
     Receivables                                2,378,580      2,520,563
     Inventories                                 (979,227)      (298,731)
     Other assets                                (150,338)        79,132
   Increase (decrease) in liabilities
     Accounts payable                            (922,789)      (171,973)
     Accrued payrolls and employee benefits       684,287         89,990
     Other liabilities                            140,846        714,315
 Net cash flows from operating activities      14,842,654     13,654,909

Cash flows from investing activities:
 Purchases of property, plant and equipment    (5,395,235)    (8,004,687)
 Proceeds from sales of property, plant
  and equipment                                   397,707         -
 Unexpended industrial revenue bond proceeds    1,225,363      5,640,147
 Proceeds from sales of investments                -           1,258,613
 Net cash flows from investing activities      (3,772,165)    (1,105,927)

Cash flows from financing activities:
 Dividends paid                                (1,723,971)    (2,107,077)
 Net cash flows from financing activities      (1,723,971)    (2,107,077)

Effect of exchange rate changes on cash           (12,286)      (143,454)

Net increase in cash                            9,334,232     10,298,451
Cash at beginning of year                      21,695,512     25,510,231

Cash at end of period                        $ 31,029,744   $ 35,808,682

Supplemental information:
 Income tax payments                         $  3,255,674   $  3,397,744
 Interest payments                                364,856        268,623



               See Notes to Consolidated Financial Statements.

                       AMPCO-PITTSBURGH CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Unaudited Consolidated Financial Statements
        The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the six and three month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1997. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

   2.  Inventory

       Inventories, principally valued on the LIFO method, are comprised of the following:


                              (in thousands)
                          June 30,   December 31,
                             1998        1997

       Raw materials     $  6,209     $  6,214
       Work-in-process     24,504       23,905
       Finished goods       3,651        3,440
       Supplies             1,985        1,893
                         $ 36,349     $ 35,452


   3.  Comprehensive Income

       The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Corporation's comprehensive income for the six and three months ended June 30, 1998 and 1997 consisted of:


                              (in thousands)
                   Six Months Ended      Three Months Ended
                         June 30,              June 30,

                     1998      1997       1998       1997
   Net income       $8,882    $8,127     $4,226     $4,331
   Foreign currency
    translation       (152)   (1,357)       102       (455)
   Unrealized holding
    losses on
    securities           -      (758)         -        (91)
   Comprehensive
    income          $8,730    $6,012     $4,328     $3,785


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

   5.  Recently Issued Accounting Standards

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

       In March 1998, the American Institute of Certified
       Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expensed. The Corporation will be required to adopt SOP 98-1 in the first quarter of 1999. Adoption of SOP 98-1 will not have a material impact on the financial position, results of operations or cash flows of the Corporation.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".
          This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS No. 133 is first effective for the Corporation for the year ending December 31, 2000. The Corporation does not engage in significant activity with respect to derivative instruments or hedging activities and management does not anticipate adoption of SFAS No. 133 will have a material impact on the financial position, results of operations or cash flows of the Corporation.

                 AMPCO-PITTSBURGH CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Six and Three Month Periods Ended
   June 30, 1998 and 1997

   Net sales for the six and three month periods of 1998 were $95,371,000 and $46,773,000 compared to $83,925,000 and
   $43,091,000 for the same periods of the prior year. Excluding the impact of the previous year acquisitions of
   F. R. Gross and Atlantic Grinding and Welding, which were not included in the first half of 1997, overall sales increased by 5.1% for the first half and declined by 0.8% for the second quarter compared to the prior year. In addition to the modest decline in shipments during the second quarter, several operations experienced a slowdown in orders, principally due to the turmoil in Asia and the strength of the dollar impacting the Corporation's export markets. The order backlog stood at $107,900,000 at June 30, 1998 compared to $115,200,000 at December 31, 1997.
   The reduction in the backlog is due primarily to a decrease in forged hardened steel roll orders from overseas customers.

   The cost of products sold relationships for the six and three months ended June 30, 1998 were 67.7% and 67.9%, respectively. This compares with the prior comparable periods at 68.6% and 68.9%, respectively. A more profitable sales mix resulted in improved ratios of cost of products sold to sales in 1998.

   Selling and administrative expenses in 1998 increased by $1,784,000 for the year-to-date period and $897,000 for the second quarter, both compared to the prior year. The increase is principally due to the inclusion of the acquired companies in 1998. The relationships of selling and administrative expenses to net sales for the six and three months ended June 30, 1998 were 14.3% and 14.6%, respectively. This compares with the prior comparable periods at 14.1% and 13.8%, respectively.

   Depreciation expense of $3,852,000 and $1,933,000 for the six and three months ended June 30, 1998 increased approximately 16.0% compared to the prior year due principally to increased capital spending and the inclusion of the acquired businesses.

   Income from operations increased 19% for the six month period to $13,332,000 and 8% for the three month period to $6,257,000, both compared to the prior year. These increases are principally a result of higher sales, including the contribution from acquired businesses, and a product mix providing better than average profit margins.

   Gains of $937,000 and $722,000 were recognized in the six and three month periods ended June 30, 1997, respectively, from the sale of investments.

   The Corporation had net income for the six and three months ended June 30, 1998 of $8,882,000 and $4,226,000, respectively. This compares with net income for the prior year comparable periods of $8,127,000 and $4,331,000, respectively.

   Liquidity and Capital Resources

   Net cash flow from operating activities was positive in 1998 and 1997 at $14,825,000 and $13,655,000, respectively.
   The increased cash flow in 1998 resulted primarily from a $2,141,000 increase in income from operations partially offset by greater working capital requirements.

   Capital expenditures for 1998 totaled $5,395,000 compared to $8,005,000 in 1997. Capital appropriations carried forward from June 30, 1998 total $9,500,000 and unexpended industrial revenue bond proceeds of $993,000 are available to fund a portion of this capital program. Funds generated internally are expected to be sufficient to finance the balance of the capital expenditures.

   Cash outflows with respect to financing activities in 1998 reflect an increase in the quarterly dividend rate to $.09 per share compared to $.06 per share in 1997. Included in 1997 is an additional prior year-end dividend of $960,000 or $.10 per share.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at June 30, 1998 was $14,500,000.

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

   Impact of Year 2000

   The Corporation and its subsidiaries continue their progress in identifying, modifying and/or replacing non-compliant business computer systems, equipment and other devices that utilize date-oriented software or computer chips. Replacement software, where necessary, has been purchased and is in the process of being implemented. The modifications being handled in-house to internally developed systems are progressing on schedule. Management believes, based on a current review and the ongoing effort, that all relevant computer systems will be Year 2000 compliant by the second quarter of 1999. Management believes that the cost of this project will not be material to the Corporation's financial condition or results of operations.

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





                                AMPCO-PITTSBURGH CORPORATION




DATE:  August 10, 1998          BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  August 10, 1998          BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Vice President - Finance
                                       and Treasurer