Form 10-Q
period 1998-09-30
AMPCO PITTSBURGH CORP
filed 1998-11-13
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

               YES  X           NO



 On November 12, 1998, 9,577,621 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION
                           INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997       3

           Consolidated Statements of Income -
             Nine Months Ended September 30, 1998 and 1997;
              Three Months Ended September 30, 1998
              and 1997                                      4

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998
              and 1997                                      5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          9


Part II -  Other Information:

           Item 6 - Exhibits and Reports on Form 8-K       13

           Signatures                                      14

           Exhibits

              Exhibit 4
              Exhibit 27



                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                        September 30,  December 31,
                                            1998          1997
Assets
    Current assets:
      Cash and cash equivalents         $ 33,404,332   $ 21,695,512
      Receivables, less allowance for
       doubtful accounts of $748,858 in
       1998 and $629,677 in 1997          34,233,302     35,024,843
      Inventories                         35,276,709     35,452,494
      Other                                4,777,328      4,530,430
               Total current assets      107,691,671     96,703,279
    Property, plant and equipment,
     at cost                             147,483,472    139,249,677
    Accumulated depreciation             (72,771,454)   (66,714,835)
       Net property, plant and equipment  74,712,018     72,534,842
    Unexpended industrial revenue bond
     proceeds                                522,835      2,218,317
    Prepaid pension                       13,834,592     13,679,592
    Other noncurrent assets               12,461,451     11,709,131
                                        $209,222,567   $196,845,161

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $  8,674,495   $  8,638,073
      Accrued payrolls and employee
       benefits                            8,411,935      7,747,474
      Other                                9,471,431      7,373,110
           Total current liabilities      26,557,861     23,758,657
    Employee benefit obligations          16,399,173     16,755,483
    Industrial revenue bond debt          12,586,000     12,586,000
    Deferred income taxes                 11,448,162     11,329,110
    Other noncurrent liabilities           2,504,093      3,000,124
              Total liabilities           69,495,289     67,429,374
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1998
       and 1997                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                   26,171,124     16,602,063
      Accumulated other comprehensive
       income                              1,422,553        680,123
          Total shareholders' equity     139,727,278    129,415,787
                                        $209,222,567   $196,845,161

                 See Notes to Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)



                         Nine Months Ended Sept. 30, Three Months Ended Sept. 30,
                             1998         1997           1998          1997

Net sales                 $141,450,792  $125,553,711  $ 46,079,782  $ 41,628,394

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation) 97,046,972    86,383,180    32,493,281    28,834,143
 Selling and administrative 20,547,198    18,176,998     6,913,495     6,327,401
 Depreciation                5,743,946     5,033,007     1,892,026     1,696,880
                           123,338,116   109,593,185    41,298,802    36,858,424
Income from operations      18,112,676    15,960,526     4,780,980     4,769,970

Other income (expense):
 Gain on sale of investments    -          3,489,228        -          2,552,653
 Other income (expense)-net    387,342       503,309       131,794        93,662
Income before income taxes  18,500,018    19,953,063     4,912,774     7,416,285
Income taxes                 6,345,000     7,276,000     1,640,000     2,866,000

Net income                $ 12,155,018  $ 12,677,063  $  3,272,774  $  4,550,285

Basic earnings per share  $       1.27  $       1.32  $        .34  $        .48

Cash dividends declared
 per share                $        .27  $        .18  $        .09  $        .06

Weighted average number of
 common shares outstanding   9,577,621     9,577,621     9,577,621     9,577,621



                  See Notes to Consolidated Financial Statements


                          AMPCO-PITTSBURGH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                            Nine Months Ended Sept. 30,
                                                1998          1997

Cash flows from operating activities:
 Net income                                 $ 12,155,018  $ 12,677,063
 Adjustments to reconcile net income to net
   cash flows from operating activities:
   Depreciation                                5,743,946     5,033,007
   Gain on sale of investments                    -         (3,489,228)
   Deferred income taxes                         856,000       327,000
   Other - net                                   420,849       201,908
   Changes in assets/liabilities,
     net of effects from business
     acquisitions:
      Receivables                              1,339,355      (116,117)
      Inventories                                488,842    (2,914,896)
      Other assets                              (528,251)      688,888
      Accounts payable                          (444,296)      693,989
      Accrued payrolls and employee
       benefits                                  747,902       (92,063)
      Other liabilities                         (154,306)      997,809
   Net cash flows from operating activities   20,625,059    14,007,360

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                                   (8,131,230)  (12,258,391)
 Proceeds from sales of property, plant
  and equipment                                  398,247        -
 Use of unexpended industrial revenue
  bond proceeds                                1,695,482     7,245,430
 Business acquisitions                          (349,463)  (11,966,579)
 Proceeds from sales of investments                -         4,907,484
 Net cash flows from investing activities     (6,386,964)  (12,072,056)

Cash flows from financing activities:
 Dividends paid                               (2,585,957)   (2,681,733)
 Net cash flows from financing activities     (2,585,957)   (2,681,733)

Effect of exchange rate changes on cash           56,682      (116,505)

Net increase (decrease) in cash               11,708,820      (862,934)
Cash at beginning of year                     21,695,512    25,510,231

Cash at end of period                       $ 33,404,332  $ 24,647,297

Supplemental information:
  Income tax payments                       $  4,909,511  $  5,482,524
  Interest payments                              549,561       406,353


                See Notes to Consolidated Financial Statements.

                     AMPCO-PITTSBURGH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Unaudited Consolidated Financial Statements
        The consolidated balance sheet as of September 30, 1998, the consolidated statements of income for the nine and three month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1997. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

   2.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:


                               (in thousands)
                          Sept. 30, December 31,
                              1998        1997
       Raw materials      $  6,372     $  6,214
       Work-in-process      23,772       23,905
       Finished goods        3,247        3,440
       Supplies              1,886        1,893
                          $ 35,277     $ 35,452

   3.  Comprehensive Income

       The Corporation adopted Statement of Financial Accounting
       Standards No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements.
       The Corporation's comprehensive income for the nine and three months ended September 30, 1998 and 1997 consisted of:



                            - 6 -



                              (in thousands)
                    Nine Months Ended     Three Months Ended
                      September 30,          September 30,

                     1998       1997       1998         1997
   Net income       $12,155   $12,677    $ 3,273    $ 4,550
   Foreign currency
    translation         742    (1,432)       894        (75)
   Comprehensive
    income          $12,897   $11,245    $ 4,167    $ 4,475


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

                          AMPCO-PITTSBURGH CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Nine and Three Month Periods Ended
   September 30, 1998 and 1997

   Net sales for the nine and three month periods of 1998 were $141,451,000 and $46,080,000 compared to $125,554,000 and
   $41,628,000 for the same periods of the prior year. Excluding the impact of the previous year acquisitions of F.
   R. Gross and Atlantic Grinding and Welding, which were not included in the first half of 1997, sales increased by 7.0% for the first nine months compared to the prior year. Sales for the third quarter increased by 10.7% compared to the prior year as several operations experienced higher shipment levels due to strength in some domestic markets in addition to the strong backlog at the beginning of the year. Sales for the heat exchange coil operation declined by a little over $1,000,000. The order backlog stood at $96,000,000 at September 30, 1998 compared to $115,200,000 at December 31, 1997. The reduction in the backlog is due primarily to a decrease in forged hardened steel roll orders.

   The cost of products sold relationships for the nine and three months ended September 30, 1998 were 68.6% and 70.5%, respectively. This compares with the prior comparable periods at 68.8% and 69.3%, respectively. Margins in the third quarter of 1998 were reduced due principally to changes in product mix and soft demand for heat exchange coils and plastics machinery component products.

   Selling and administrative expenses in 1998 increased by $2,370,000 for the year-to-date period and $586,000 for the third quarter, both compared to the prior year. The increase in the year-to-date period is principally due to the inclusion of the acquired companies in 1998 as well as higher commissions and other selling related costs. The relationships of selling and administrative expenses to net sales for the nine and three months ended September 30, 1998 were 14.5% and 15.0%, respectively. This compares with the prior comparable periods at 14.5% and 15.2%, respectively.

   Depreciation expense of $5,744,000 and $1,892,000 for the nine and three months ended September 30, 1998 increased approximately 14.0% and 11.0%, respectively, compared to the prior year periods due principally to increased capital spending and the inclusion of the acquired businesses.

   Income from operations increased 13.5% for the nine month period to $18,113,000 and was approximately equal for the three month period at $4,781,000, both compared to the prior year. The increase for the nine month period is principally a result of higher sales, including the contribution from
   acquired businesses.   Despite overall higher sales for the
   third quarter, lower sales and earnings at certain operations resulted in no increase in operating income. The slowdown in orders for forged hardened steel rolls along with lower earning trends for the heat exchange coil and plastics machinery component operations is expected to result in reduced fourth quarter earnings compared to the corresponding period last year.

   Gains of $3,489,000 and $2,553,000 were recognized in the nine and three month periods ended September 30, 1997, respectively, from the sale of investments.

   The Corporation had net income for the nine and three months ended September 30, 1998 of $12,155,000 and $3,273,000, respectively. This compares with net income for the prior year comparable periods of $12,677,000 and $4,550,000, respectively.

   Liquidity and Capital Resources

   Net cash flow from operating activities for the nine months was positive in 1998 and 1997 at $20,625,000 and $14,007,000, respectively. The increased cash flow in 1998 resulted from a $2,152,000 increase in income from operations while changes in working capital requirements accounted for the remaining difference.

   Capital expenditures for 1998 totaled $8,131,000 compared to $12,258,000 in 1997. Proceeds from previously issued Industrial Revenue Bonds provided reimbursement of expenditures totalling $1,695,000 in 1998 and $7,245,000 in 1997. Capital appropriations carried forward from September 30, 1998 total $12,100,000, of which approximately $7,300,000 is to be expended in 1999. Capital requirements are expected to be financed from funds internally generated.

   The net cash outflow from investing activities in 1997 included $11,967,000 for the purchases of F. R. Gross and Atlantic Grinding and Welding. A payment of $349,000 was made in the third quarter of 1998 to the former owners of F.
   R. Gross based on post-acquisition earnings as provided in the Assets Purchase Agreement. This amount has been accounted for as goodwill. In addition, the Corporation disposed of all of its stock and other non-operating investment interests in 1997, receiving proceeds of $4,907,000.

   Cash outflows with respect to financing activities in 1998 reflect an increase in the quarterly dividend rate to $.09 per share compared to $.06 per share in 1997. Included in 1997 is an additional prior year-end dividend of $960,000 or $.10 per share.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at September 30, 1998 was $14,500,000.

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

   Impact of Year 2000

   The Year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Corporation's computer programs or other equipment with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

   Generally, each of the Corporation's subsidiaries maintains its own data processing equipment and software. In order to ensure that their operations will not be adversely impacted by Year 2000 software failures, project teams have been formed at each subsidiary to address Year 2000 risks. The project teams have coordinated the identification of and will coordinate the implementation of changes to computer hardware and software applications to ensure availability and integrity of the Corporation's information systems and the reliability of its operational systems and manufacturing processes.

   Each subsidiary has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of these reviews, it has been determined that it will be necessary to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Corporation's overall systems initiatives. It is difficult to break out the total cost of Year 2000 compliance; however, the combined cost of such compliance, system upgrades, principally software, and setting up a stand-alone system at a subsidiary currently integrated into an unrelated business subsidiary system, is less than $1,000,000. The majority of this cost is for system upgrade and replacement software, which has been acquired and capitalized as of September 30, 1998, and is in the process of being implemented. The modifications being handled in-house to internally developed systems are progressing on schedule. The Corporation estimates its Year 2000 efforts are fifty percent complete and the entire project will be completed well before the end of the year 1999. Based on available information, the Corporation does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, the Corporation has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. If the Corporation's progress deviates from the anticipated timeline, contingency plans will be developed as deemed necessary at that time.

   The Corporation also faces some risk to the extent that customers or suppliers of products, services and systems purchased by the Corporation do not comply with Year 2000 requirements. The Corporation has initiated efforts to evaluate the status of significant suppliers and customers to determine the extent to which the Corporation is vulnerable to these third parties' failure to remediate their own Year 2000 issues. However, we believe the breadth of the Corporation's customer base and availability of alternative suppliers will mitigate the risks associated with third party issues.

   The descriptions herein of the elements of the Corporation's Year 2000 effort are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates and there can be no assurance that actual results will not materially differ from expectations.

                   PART II - OTHER INFORMATION
                  AMPCO-PITTSBURGH CORPORATION




Items 1-5.None


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.   Revolving Credit Agreement dated as of 9/30/98

          27.  Financial Data Schedule


     (b)  Reports on Form 8-K

          A report on Form 8-K, dated September 28, 1998 was filed reporting under Item 5, Other Events, the dividend distribution of one Right for each outstanding share of the Corporation's Common Stock in accordance with the Rights Agreement between the Corporation and Chase Mellon Shareholder Services, LLC dated as of September 28, 1998.

                             SIGNATURES






    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                AMPCO-PITTSBURGH CORPORATION




DATE:  November 12, 1998        BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  November 12, 1998        BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Vice President - Finance
                                       and Treasurer