Form 10-K
period 1998-12-31
AMPCO PITTSBURGH CORP
filed 1999-03-17
CIK 6176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.

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

   As of March 9, 1999, 9,577,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $71 million.

      DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1998.

                                     PART I

ITEM 1 - BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in
Pennsylvania in 1929.   In 1998, the Corporation reclassified the way it reports
its businesses into three segments:

Forged Steel Rolls Segment
--------------------------

      Union Electric Steel Corporation produces forged hardened steel rolls and is headquartered in Carnegie, Pennsylvania.

Air and Liquid Processing Segment
---------------------------------

       Aerofin Corporation produces finned tube heat exchange coils and is headquartered in Lynchburg, Virginia. Buffalo Air Handling Company is headquartered in Amherst, Virginia and manufactures large standard and custom air handling systems. Buffalo Pumps, Inc. manufactures centrifugal pumps and is headquartered in North Tonawanda, New York.

Plastics Processing Machinery Segment
-------------------------------------

     New Castle Industries, Inc. and its subsidiaries primarily produce feed screws, barrels and chill rolls and are headquartered in New Castle, Pennsylvania. F. R. Gross Company, located in Stow, Ohio, manufactures heat transfer rolls.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The sales and operating profit of the Corporation's three segments and the identifiable assets attributable to each segment for the three years ended December 31, 1998 are set forth in Note 14 (Business Segments) on pps. 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 1998 which is incorporated herein by reference.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     The Forged Steel Rolls segment manufactures forged hardened steel rolls for producers of steel, aluminum and other metals. The operations comprising the Air and Liquid Processing segment produce heat exchange coils, air handling systems and pumps for the construction, power generation, refrigeration, chemical processing and marine defense industries and a variety of other industrial and commercial customers. The Plastics Processing Machinery segment produces components including feed screws, barrels, heat transfer rolls and chill rolls for use by original equipment machinery manufacturers and processors principally serving the plastics industry. In all three segments, the products are dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and foreign countries.

     No one customer's purchases in any segment were material to the Corporation. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation's businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

     For additional information on the products produced and financial information about each segment, see pp. 3 through 7 and Note 14 on pps. 17 and 18 of the Annual Report to Shareholder for the year ended December 31, 1998 which are incorporated herein by reference.

Raw Materials
-------------

     Raw materials used in all segments are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Certain of the raw materials used by the Corporation have historically been subject to variations in price. The Corporation generally does not purchase or arrange for the purchase of a major portion of raw materials significantly in advance of the time it requires them.

Patents
-------

     While the Corporation holds some patents, trademarks and licenses, in the opinion of management they are not material to any segment of the Corporation's business other than in protecting the goodwill associated with the names under which products are sold.

Working Capital
---------------

     Each segment of the Corporation's business maintains levels of inventory, which generally reflect normal requirements and are believed to reflect the practices of its industries. Production in all segments is generally to custom order and requires inventory levels of raw materials or semi-finished products with only a limited level of finished products. The Corporation extends credit terms consistent with practices of the industries served.

Backlog
-------

     The backlog of orders at December 31, 1998 was approximately $100,000,000 compared to a backlog of $115,200,000 at year end 1997. Most of those orders are expected to be filled in 1999.

Competition
-----------

     The Corporation faces considerable competition from a large number of companies in each segment. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves. Competition in all segments is based on quality, service, price and delivery.

                           Forged Steel Rolls Segment
                           --------------------------

     Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States, which are sold to steel and aluminum companies throughout the world. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets.

                       Air and Liquid Processing Segment
                       ---------------------------------

     Buffalo Pumps, Inc. produces a line of centrifugal pumps serving refrigeration, power generation and marine defense industries and competes with many other producers. Aerofin Corporation produces heat exchange coils used by the commercial and industrial construction, process and utility industries. Buffalo Air Handling Company produces standard and custom air handling systems used in commercial and industrial buildings. Aerofin and Buffalo Air Handling have several major competitors in each of their markets.

                     Plastics Processing Machinery Segment
                     -------------------------------------

     New Castle Industries and its subsidiaries primarily produce feed screws, barrels, and chill rolls for use principally in the plastics processing industry
and compete with a number of small regional companies.   F. R. Gross Co.
produces heat transfer rolls for the plastics, paper, packaging, printing and converting industries and also competes with a number of small regional companies.

Research and Development
------------------------

     As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation's businesses in all three segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to specific customer requirements and reduce costs. In the aggregate, these expenditures generally do not exceed $1,000,000 per year.

Environmental Protection Compliance Costs
-----------------------------------------

     Expenditures for environmental control matters were not material to any segment in 1998 and such expenditures are not expected to be material in 1999.

Employees
---------

     In December, 1998, the Corporation had 1,332 active employees, of whom 437 were sales, executive, administrative, engineering and clerical personnel. Approximately 66% of the production and craft hourly employees are members of various unions.

Year 2000
---------

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pps. 19 through 23 of the Annual Report to Shareholders for the year ended December 31, 1998 which is incorporated herein by reference.


     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Corporation's only foreign operation is a plant located in Belgium (Union Electric Steel N.V.) that manufactures forged hardened steel rolls principally for the European markets. For financial information relating to foreign and domestic operations see Note 14 (Business Segments) on pps. 17 and 18 of the accompanying Annual Report which is incorporated herein by reference.

ITEM 2 - PROPERTIES

     The location and general character of the principal locations in each of the three segments, all of which are owned unless otherwise noted, are as follows:

Company and                            Principal       Approximate      Type of
Location                                  Use        Square Footage   Construction
------------                         --------------  ---------------  ------------

Forged Steel Rolls Segment
--------------------------

Union Electric Steel Corp.

 Route 18                            Manufacturing   186,000 on       Metal and
 Burgettstown, PA  15021             facilities      55 acres         steel

 726 Bell Street                     Manufacturing   153,000 on       Metal and
 Carnegie, PA  15106                 facilities and  5 acres          steel
                                     offices

 U.S. Highway 30                     Manufacturing   88,000 on        Metal and
 Valparaiso, IN  46383               facilities      20 acres         steel

 1712 Greengarden Road               Manufacturing   40,000*          Metal and
 Erie, PA  16501                     facilities                       steel

 Industrie Park                      Manufacturing   66,000 on        Concrete,
 B-3980 Tessenderlo                  facilities and  15 acres         metal and
 Belgium                             offices                          steel

Air and Liquid Processing Segment
---------------------------------

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

Buffalo Pumps, Inc.                  Manufacturing   94,000 on        Metal, brick
 874 Oliver Street                   facilities and  7 acres          and cement
 N. Tonawanda, NY  14120                             offices          block

Company and                                Principal       Approximate        Type of
Location                                      Use        Square Footage    Construction
------------                            --------------  ---------------  ---------------

Plastics Processing Machinery Segment
-------------------------------------

Atlantic Grinding &
 Welding, Inc.
                                         Manufacturing   19,000 on        Metal and
 9 Ricker Avenue                         facilities and  2.6 acres        Steel
 Londonderry, NH  03053                  offices

 1950 Old Dunbar Road                    Manufacturing   20,000*          Metal and
 West Columbia, SC  29172                facilities                       steel

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

 925 Industrial Street                   Manufacturing   31,000           Masonry
 New Castle, PA  16102                   facilities      5.3 acres        with steel
                                                                          truss roof

--------------
*   Facility is leased.

(1) The Corporation holds real estate for sale in Plymouth, MI.

(2) The Corporate office space is leased as are several small domestic sales offices. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1998.

(3) The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 1998. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.

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

     The trial of this lawsuit was held the week of October 4, 1993. In April, 1994 the Court issued a judgment in favor of the Corporation. Under the Court's decision, all claims against the Corporation were denied. All claims against Vulcan were also denied except for its liability as a general partner. Vulcan's only asset is its interest in the partnership, which has no value, and accordingly the judgment will not have any adverse effect on the Corporation.
In May, 1994, plaintiff appealed to the United States District Court, Northern District of Ohio, Eastern Division. In 1998, upon stipulation of the parties, the Court ordered this appeal transferred to the Bankruptcy Appellate Panel for the Sixth Circuit ("BAP"). The BAP has not yet rendered its decision.

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

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information called for by this item is set forth on pps. 23 and 24 of the Annual Report to Shareholders for the year ended December 31, 1998 which is incorporated herein by reference.

     Description of Common Stock - The Company is authorized to issue 20,000,000 shares of Common Stock, par value $1.00 per share, and 3,000,000 shares of Preference Stock, without par value. None of the Preference Stock has been issued but the Board of Directors of the Company may, without further approval of shareholders of the Company, issue the Preference Stock in one or more series with such rights, voting powers, preferences, qualifications, limitations, restrictions, and special or related rights as the Board of Directors may determine. Subject to the foregoing, holders of Common Stock are entitled to receive such dividends (in cash, stock or otherwise) as may be determined by the Board of Directors and may be legally available for that purpose and, in the event of liquidation, to share ratably in assets available for distribution. Subject to the voting rights, if any, of holders of Preference Stock hereafter issued by the Company, each holder of Common Stock is entitled to one vote for each share held of record on all matters voted on by shareholders and there are cumulative voting rights in electing directors. At the Annual Meeting of Shareholders, held on April 26, 1984, the Shareholders approved amendments to the Company's Articles of Incorporation that (1) included in the Articles the provision already in the Company's By-laws creating a classified board of three classes, (2) permit directors to be removed by shareholder vote without cause, but only if shareholders entitled to cast at least 75% of the votes which all shareholders would be entitled to cast in an annual election of directors shall vote for such removal (subject to provisions to protect cumulative voting rights) and (3) increased the shareholder vote required, from a majority vote to 75% of the votes which all shareholders would be entitled to cast in an annual election of directors, to amend or repeal or to adopt any provision inconsistent with the Articles or the By-laws (whether adopted by the Board of Directors or the shareholders), unless such amendment has been approved by at least a two-thirds vote of the whole Board of Directors.

     The holders of Common Stock have no subscription, redemption, conversion or preemptive rights. All outstanding shares of Common Stock are fully paid and nonassessable.

     The Common Stock is listed on the New York and Philadelphia Stock Exchanges. The Transfer Agent and Registrar for the Common Stock is ChaseMellon Shareholder Services.

     The Company furnishes its shareholders quarterly unaudited reports for the first three fiscal quarters and annual reports containing audited financial statements for each fiscal year.

ITEM 6 - SELECTED FINANCIAL DATA

     The information called for by this item is set forth on p. 24 of the Annual Report to Shareholders for the year ended December 31, 1998 which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information called for by this item is set forth on pps. 19 through 23 of the Annual Report to Shareholders for the year ended December 31, 1998 which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The information called for by this item is set forth in Note 9 (Financial Instruments) on p. 15 of the Annual Report to Shareholders for the year ended December 31, 1998 which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth on pps. 8 through 18 of the Annual Report to Shareholders for the year ended December 31, 1998 which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 25, 1999, the Board of Directors, upon recommendation of the Audit Committee, approved the dismissal of the Corporation's independent accountants, PricewaterhouseCoopers LLP ("PwC"), and selected Deloitte & Touche LLP ("D&T") as the independent accountants for the year 1999.

     For each of the two most recent fiscal years: (a) the reports of PwC on the Corporation's financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles; (b) there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC would have caused PwC to make reference to the matter in connection with its report; (c) there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K; and (d) neither the Corporation nor anyone else on its behalf consulted D&T regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

     (a) IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
-----------------------------------------------------------------------------

Louis Berkman (age 90, Director since 1960; current term expires in 1999). He has been Chairman of the Board of the Corporation since September 20, 1994. He is also Chairman of the Executive Committee of the Corporation and has been for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (N)(2)(4)

Leonard M. Carroll (age 56, Director since 1996; current term expires in 2001). He has been Managing Director of Seneca Capital Management, Inc. (a private investment company) since June, 1996. For more than five years before 1996, he was President and Chief Operating Officer and a director of Integra Financial Corporation (a bank holding company). (2)(3)(4)(5)

William D. Eberle (age 75, Director since 1982; current term expires in 2000). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. and Showscan Entertainment, Inc. He is also a director of Mitchell Energy & Development Co., America Service Group, Sirrom Capital
Corporation and Konover Property Trust.   (3)(4)(5)

Robert A. Paul (age 61, Director since 1970; current term expires in 2000). He has been President and Chief Executive Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was President and Chief Operating Officer of the Corporation. He is also an officer and director of The Louis Berkman Company and director of National City Corporation. (2)

Laurence E. Paul (age 34, Director since 1998; current term expires in 2001). He has been

Senior Vice President of Donaldson, Lufkin & Jenrette (Investment Banker) since 1997. From 1995 to 1997 he was a Vice President and from 1994 to 1995 he was an associate of that firm.

Carl H. Pforzheimer, III (age 62, Director since 1982; current term expires in
1999). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). He is also a director of U. S. Trust Corporation. (N)(3)(4)(5)

     (a) IDENTIFICATION OF DIRECTORS (cont')

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
------------------------------------------------------------------------------

Ernest G. Siddons (age 65, Director since 1981; current term expires in 2001). He has been Executive Vice President and Chief Operating Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was Senior Vice President Finance and Treasurer of the Corporation. From September, 1996 to December, 1997 he was President of Union Electric Steel Corporation, a subsidiary of the Corporation. (2)
----------------
(N)  Nominee for election at the April 27, 1999 Annual Meeting of Shareholders.
(1)  Officers serve at the discretion of the Board of Directors.
(2)  Member of Executive Committee.
(3)  Member of Audit Committee.
(4)  Member of Salary Committee.
(5)  Member of Stock Option Committee.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

     In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:
Name, Age, Position with the Corporation (1), Business Experience Past Five
---------------------------------------------------------------------------
Years
-----

Rose Hoover (age 43).   She has been Secretary of the Corporation for more than
five years and Manager of Real Property and Environmental Control since January, 1995.

Terrence W. Kenny (age 39). He has been Group Vice President of the Corporation since February 1999 and was Vice President Corporate Development & Planning from April 1998 to February 1999. For five years prior to 1998, he was Vice President and Treasurer of Buffalo Pumps, Inc.

Robert J. Reilly (age 42). Vice President Finance and Treasurer of the Corporation since January, 1997. He was Treasurer of the Corporation since September, 1994 and Controller of the Corporation since January, 1994.

Robert F. Schultz (age 51). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.
---------------
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

     (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         None.

     (d) FAMILY RELATIONSHIPS

     Louis Berkman is the father-in-law of Robert A. Paul, and grandfather of Laurence E. Paul (son of Robert A. Paul). There are no other family relationships among the Directors and Officers.

     (e) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and certain officers to file forms with the Securities and Exchange Commission and the New York Stock Exchange to report their initial ownership of the Corporation's Common Stock and any subsequent changes in that ownership. The Corporation is required to disclose herein, any failure to file such reports by the required dates.

     Terrence W. Kenny was elected as an officer of the Corporation by the Board of Directors in February, 1998. His initial filing on Form 3 under Section 16 of the Securities Exchange Act was not filed on a timely basis. Although Mr. Kenny owned no shares of the Corporation's Common Stock, a Form 3 should have been filed reporting his election.

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

                           SUMMARY COMPENSATION TABLE
                              Annual Compensation

-----------------------------------------------------------------------------------------------------
 (a)                         (b)      (c)         (d)         (g)           (i)

Name and                                                    Securities     All Other
Principal                            Salary      Bonus      Underlying   Compensation
Position                    Year      ($)         ($)        Options        ($)
--------                   ------   -------   ----------   ------------  ------------
Louis Berkman                1998   330,500       66,000      60,000
Chairman of the Board        1997   308,750       94,500
and Executive Committee      1996   290,000       67,000

Robert A. Paul               1998   330,500       66,000      60,000
President and Chief          1997   308,750       94,500
Executive Officer            1996   290,000       67,000

Ernest G. Siddons            1998   296,250       59,000      50,000      450,000(1)
Executive Vice President     1997   276,875       84,750                    7,172(1)
and Chief Operating          1996   260,000       60,000                    5,520(1)
Officer

Robert F. Schultz            1998   138,250       14,500      20,000
Vice President               1997   134,500       18,500
Industrial Relations         1996   130,875       16,500
and Senior Counsel

-----------------

(1) The 1996 and 1997 amounts in column (i) represent the value of the term portion of a split dollar life insurance policy. In 1998, the Salary Committee approved the payment to Mr. Siddons of an amount equal to the cash value of that policy. Mr. Siddons has relinquished all rights to the Policy and the split dollar provisions have been terminated.

                             OPTION GRANTS IN 1998

    The following table shows all options to purchase the Corporation's Common Stock granted to each of the Named Executive Officers in 1998.

                       Option Grants in Last Fiscal Year
-------------------------------------------------------------------------------

(a)                      (b)            (c)            (d)          (e)         (f)
                                     % of Total
                     Securities       Options
                     Underlying      Granted to      Exercise                Grant Date
                      Options        Employees        or Base    Expiration    Present
Name                 Granted (1)   in Fiscal Year   Price ($/Sh)  Date (2)    Value (3)
-------------------  -----------  ---------------  ------------  ---------  -----------
Louis Berkman            60,000         22%              $10      12/15/08     $152,400
Chairman of
the Board

Robert A. Paul           60,000         22%              $10      12/15/08     $152,400
Chairman of the
Board and Chief
Executive Officer

Ernest G. Siddons        50,000         18%              $10      12/15/08     $127,000
Executive Vice
President and
Chief Operating
Officer

Robert F. Schultz        20,000          7%              $10      12/15/08     $ 50,800
Vice President
Industrial Relations
and Senior Counsel

----------------
(1) Option grants for Named Executive Officer who received grants in 1998 are not exercisable prior to May 1, 1999, at which time they become exercisable in full.
(2) The expiration date will occur on the sooner of the date noted and (i) 30 days following termination of employment without cause and (ii) the date of termination of employment by the Corporation for cause or by the Named Executive Officer for any reason other than retirement.
(3) In accordance with Securities and Exchange Commission rules, the estimated grant date present values were determined using the Black-Scholes model. The use of this model is not an endorsement of the model's accuracy in valuing options. The material assumptions and adjustments incorporated in the model include: an option life of 5 years, dividend yield of 4%, volatility of 34.17%, and a risk free rate of return of 4.76%. The ultimate value of the options in this table will depend on the actual performance of the Corporation's stock and the timing of exercises.

     (b) COMPENSATION PURSUANT TO PLANS

     The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers and other employees, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $5,147 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

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

     The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP to the individuals named in the compensation table assuming continued employment to retirement at age 65, but no change in the level of compensation shown in such table:

           Louis Berkman                          (1)
           Robert A. Paul                $198,250
           Ernest G. Siddons             $176,500 (2)
           Robert F. Schultz             $ 76,375

----------------

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.
(2)  Assumes employment until end of year.

     (c) COMPENSATION OF DIRECTORS

     In 1998, each Director who was not employed by the Corporation received an annual retainer of $6,000 (payable quarterly), $1,000 for each Board meeting attended and $500 for each Committee meeting attended. Attendance can be either in person or by telephonic connection. Directors do not receive a fee for either Board or Committee meetings if they do not attend.

     (d) TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Chairman, President, and Executive Vice President have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. The remaining officer named in the compensation table and a certain key employee have two year contracts providing for three times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause). In addition, each of the Vice President Finance, Group Vice President and Corporate Secretary have two year contracts providing for two times their annual compensation in the event their employment is terminated after a change in control (including a voluntary departure for good cause). All of the contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP if applicable.

     (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     A Salary Committee is appointed each year by the Board of Directors. Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 1998 was comprised of four Directors: William D. Eberle, who is Chairman of the Committee, Louis Berkman, Leonard M. Carroll and Carl H. Pforzheimer, III.

     Louis Berkman is Chairman of the Board of Directors and the Executive Committee. He is also the President and a Director of The Louis Berkman Company. The Corporation's

President and Chief Executive Officer is also an officer and director of The Louis Berkman Company.

     The Louis Berkman Company had certain transactions with the Corporation which are more fully described under Item 13 "Certain Relationships and Related Transactions."

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

     In 1998, the Salary Committee reviewed and approved salary increases and had previously approved an incentive program for 1998 covering Louis Berkman, Robert A. Paul and Ernest G. Siddons ("participants"). Incentive payments were to be determined, based exclusively on the Corporation's 1998 income from operations performance as compared to the Corporation's business plan. These payments were to be limited to 30% of base salary of participants. In 1998, the participants earned incentives of $66,000, $66,000 and $59,000 respectively.

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

                                                 Louis Berkman
                                                 Leonard M. Carroll
                                                 William D. Eberle
                                                 Carl H. Pforzheimer, III

     (g) STOCK PERFORMANCE GRAPH



                             [GRAPH APPEARS HERE]
                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN
            AMONG AMPCO, S&P 500 INDEX AND STEEL (INTEGRATED) INDEX

                                   Ampco       S&P 500   Steel (integrated)
12/31/93                          $100.00      $100.00       $100.00
12/31/94                          $140.35      $101.60       $104.74
12/31/95                          $154.44      $139.71       $100.03
12/31/96                          $174.71      $172.18       $103.96
12/31/97                          $291.99      $229.65       $110.11
12/31/98                          $166.10      $294.87       $104.22


     Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1994 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated)

     *Cumulative total return assumes reinvestment of dividends.



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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 9, 1999, Louis Berkman owned directly 213,888 shares of the Common Stock of the Corporation and had the right to acquire 60,000 shares pursuant to a stock option. As of the same date, The Louis Berkman Company,
P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,166,089 shares of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 61.94% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 19.88% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

     In March 1998, Gabelli Funds, Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its Schedule 13D reporting they owned 1,893,500 shares or 19.77%. In February, 1999, Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa Monica, CA 90401 filed a 13G disclosing that as of December 31, 1998 it had sole voting and dispositive power of 778,700 shares or 8.13% (all of which shares are held in portfolios of various investment vehicles).

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 9, 1999 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

         Name of                          Amount and nature of    Percent
         beneficial owner                 beneficial ownership    of class
         ----------------                 --------------------    --------

         Louis Berkman                        2,441,243(1)(2)      25.3
         Robert A. Paul                         117,922(2)(3)       1.2
         Ernest G. Siddons                         51,833(4)         .5
         Robert F. Schultz                         20,200(5)         .2
         Carl H. Pforzheimer, III                   2,733(6)         *
         Leonard M. Carroll                         1,000            *
         Laurence E. Paul                           1,000            *
         William D. Eberle                            200            *

         Directors and Executive
         Officers as a group
         (11 persons)                           2,664,865(7)       27.2

----------------

 *less than .1%

(1) Includes 213,888 shares owned directly, 60,000 shares which he has the right to acquire within sixty days pursuant to a stock option, 2,166,089 shares owned by The Louis Berkman Company, and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, in which shares Mr. Berkman disclaims beneficial ownership.

(2) The Louis Berkman Company owns beneficially and of record 2,166,089 shares of the Corporation's Common Stock. Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 61.94% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 19.88% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Company.

(3) Includes 42,889 shares owned directly, 60,000 shares which he has the right to acquire within sixty days pursuant to a stock option, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Robert A. Paul and Louis Berkman are Trustees.

(4) Includes 1,833 shares owned jointly with his wife and 50,000 shares which he has the right to acquire within sixty days pursuant to a stock option.

(5) Includes 200 shares owned jointly with his wife and 20,000 shares which he has the right to acquire within sixty days pursuant to a stock option.

(6) Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(7) Includes 220,000 shares which certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

     Unless otherwise indicated the individuals named have sole investment and voting power.

     (c) CHANGES IN CONTROL

     The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1998 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,666,000. Additionally, The Louis Berkman Company paid the Corporation $165,000 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 1999.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pps. 8 through 18 and p. 24 of the accompanying Annual Report are incorporated by reference in this Form 10-K Annual Report.

         2.  Financial Statement Schedules - None

         3.  Exhibits

Exhibit No.

     (3) Articles of Incorporation and By-laws

         a.  Articles of Incorporation

           Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987; and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

         b.  By-laws

           Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

     (4) Instruments defining the rights of securities holders

         a. Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

            Incorporated by reference to the Form 8-K Current Report dated September 28, 1998.

3.  Exhibits (cont')
--------------------

         b. Revolving Credit Agreement dated as of September 30, 1998

            Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1998.

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

         c. Severance Agreement between Ampco-Pittsburgh Corporation and Terrence W. Kenny.

         d.  1997 Stock Option Plan

             Incorporated by reference to the Proxy Statement dated March 14, 1997.

     (13) Annual Report to Shareholders for the fiscal year ended December 31, 1998

     (21)  Significant Subsidiaries

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

         A report on Form 8-K, dated September 28, 1998, was filed in the fourth quarter of 1998, reporting under Item 5 (Other Events) the dividend distribution of one Right for each outstanding share of Common Stock.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMPCO-PITTSBURGH CORPORATION
                                      (Registrant)

March 16, 1999

                                By     /s/ Louis Berkman
                                ---------------------------------------------
                                  Director, Chairman of the Board -
                                  Louis Berkman



                                By    /s/ Robert A. Paul
                                ---------------------------------------------
                                  Director, President and Chief Executive
                                  Officer - Robert A. Paul



                                By     /s/ Ernest G. Siddons
                                ---------------------------------------------
                                  Director, Executive Vice President
                                  and Chief Operating Officer -
                                  Ernest G. Siddons



                                By    /s/ Robert J. Reilly
                                ---------------------------------------------
                                  Vice President Finance and Treasurer
                                  (Principal Financial Officer) -
                                  Robert J. Reilly

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.


March 16, 1999


                                    By      /s/ Leonard M. Carroll
                                    ------------------------------------------
                                    Leonard M. Carroll


                                    By     /s/ William D. Eberle
                                    ------------------------------------------
                                    William D. Eberle


                                    By     /s/ Laurence E. Paul
                                    ------------------------------------------
                                    Laurence E. Paul


                                    By     /s/ Carl H. Pforzheimer, III
                                    ------------------------------------------
                                    Carl H. Pforzheimer, III