Form 10-Q
period 1999-03-31
AMPCO PITTSBURGH CORP
filed 1999-05-17
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

               YES  X           NO



 On May 17, 1999, 9,590,121 common shares were outstanding.


                         - 1 -


                   AMPCO-PITTSBURGH CORPORATION

                                INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998           3

           Consolidated Statements of Income -
             Three Months Ended March 31, 1999
              and 1998                                      4

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999
              and 1998                                      5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          9


Part II -  Other Information:


           Item 4   Submission of Matters to a
                     Vote of Security Holders              13

           Item 6   Exhibits and Reports on Form 8-K       13


           Signatures                                      14

           Exhibits

              Exhibit 27







                                  - 2 -

                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                          March 31,      December 31,
                                            1999            1998
Assets
    Current assets:
      Cash and cash equivalents         $ 36,439,097   $ 33,107,815
      Receivables, less allowance for
       doubtful accounts of $719,421 in
       1999 and $691,090 in 1998          36,746,976     35,017,919
      Inventories                         34,364,559     35,492,440
      Other                                4,408,319      4,076,339
               Total current assets      111,958,951    107,694,513
    Property, plant and equipment,
      at cost                            152,878,986    150,709,005
    Accumulated depreciation             (75,419,185)   (73,932,512)
        Net property, plant and equipment 77,459,801     76,776,493
    Prepaid pension                       13,823,044     13,885,544
    Other noncurrent assets               13,195,236     13,454,580
                                        $216,437,032   $211,811,130

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $ 10,019,316   $  9,247,179
      Accrued payrolls and employee
       benefits                            7,892,279      7,820,048
      Other                               10,586,004      9,355,391
          Total current liabilities       28,497,599     26,422,618
    Employee benefit obligations          15,852,275     16,509,026
    Industrial revenue bond debt          14,661,000     12,586,000
    Deferred income taxes                 11,612,082     11,707,742
    Other noncurrent liabilities           2,109,035      2,287,132
                    Total liabilities     72,731,991     69,512,518
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,577,621 in 1999
       and 1998                            9,577,621      9,577,621
      Additional paid-in capital         102,555,980    102,555,980
      Retained earnings                   31,168,759     28,724,905
      Accumulated other comprehensive
       income                                402,681      1,440,106
             Total shareholders' equity  143,705,041    142,298,612
                                        $216,437,032   $211,811,130



                 See Notes to Consolidated Financial Statements.


                                      - 3 -


                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)




                                   Three Months Ended March 31,
                                        1999          1998

Net sales                          $ 49,417,506    $ 48,598,350

Operating costs and expenses:
    Cost of products sold
   (excluding depreciation)          35,088,097      32,797,645
    Selling and administrative        7,181,088       6,806,879
    Depreciation                      1,908,626       1,919,415
                                     44,177,811      41,523,939

Income from operations                5,239,695       7,074,411

Other income (expense) net              (98,079)        146,711
Income before income taxes            5,141,616       7,221,122
Income taxes                          1,740,000       2,565,000

Net income                         $  3,401,616    $  4,656,122


Basic and diluted earnings
 per share                         $        .36    $        .49

Cash dividends declared per share  $        .10    $        .09

Weighted average number of
 common shares outstanding            9,577,621       9,577,621








              See Notes to Consolidated Financial Statements


                      AMPCO-PITTSBURGH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                      Three Months Ended March 31,
                                          1999          1998


Cash flows from operating activities:
   Net income                           $  3,401,616  $  4,656,122
   Adjustments to reconcile net income
     to net cash flows from operating
     activities:
        Depreciation                      1,908,626      1,919,415
        Deferred income taxes               184,000        373,000
        Other - net                         124,941        125,255
        Changes in assets/liabilities:
          Receivables                    (2,230,406)     1,278,996
          Inventories                       655,861       (929,390)
          Other assets                     (436,760)      (690,617)
          Accounts payable                1,086,828        381,607
          Accrued payrolls and employee
            benefits                       (210,430)      (433,925)
          Other liabilities                 662,524      2,214,414
        Net cash flows from operating
         activities                       5,146,800      8,894,877

Cash flows from investing activities:
   Purchases of property, plant and
    equipment                            (2,961,511)    (1,957,013)
   Proceeds from sales of property, plant
    and equipment                            -             371,657
   Use of unexpended industrial revenue
    bond proceeds                           150,013        278,420
   Net cash flows from investing
    activities                           (2,811,498)    (1,306,936)

Cash flows from financing activities:
   Proceeds from industrial revenue
     bonds                                2,075,000          -
   Dividends paid                          (957,762)     (861,986)
   Net cash flows from financing
    activities                            1,117,238      (861,986)

Effect of exchange rate changes on cash    (121,258)      (25,096)

Net increase in cash                      3,331,282     6,700,859
Cash at beginning of year                33,107,815    21,695,512

Cash at end of period                  $ 36,439,097  $ 28,396,371

Supplemental information:
        Income tax payments            $    734,010  $      7,226
        Interest payments                   177,241       179,282


                 See Notes to Consolidated Financial Statements.

                          AMPCO-PITTSBURGH CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Unaudited Consolidated Financial Statements
        The consolidated balance sheet as of March 31, 1999, the consolidated statements of income for the three month periods ended March 31, 1999 and 1998 and the consolidated statements of cash flows for the three month periods then ended have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

   2.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:



                                        (in thousands)
                              March 31, December 31,
                                1999        1998
       Raw materials         $  7,333     $  6,425
       Work-in-process         20,916       21,985
       Finished goods           4,185        5,100
       Supplies                 1,931        1,982
                             $ 34,365     $ 35,492


   3.  Comprehensive Income

          The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Corporation's comprehensive income for the three months ended March 31, 1999 and 1998 consisted of:


                                           (in thousands)
                                         Three Months Ended
                                              March 31,

                                           1999       1998
   Net income                            $ 3,402    $ 4,656
   Foreign currency translation           (1,067)      (254)
   Unrealized holding gains
    on securities                             29        -
   Comprehensive
    income                               $ 2,364    $ 4,402


   4.  Earnings Per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding which has remained unchanged at 9,577,621 shares for the periods presented. The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,580,984 common shares for the quarter ended March 31, 1999.
          There were no potentially dilutive securities outstanding for the comparable 1998 period.

   5.  Business Segments

          The Corporation adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective with its annual report to shareholders for the year ended December 31, 1998 which changed its previous practice of reporting under one business segment, engineered equipment. Presented below are the net sales and earnings before taxes for the Corporation's three business segments.


                                      (dollars in thousands)
                                   Three Months Ended March 31,
                                                         Earnings Before
                                     Net Sales                Taxes

                                1999       1998     1999         1998



       Forged Steel Rolls       $22,440  $21,592    $ 2,709    $ 4,109
       Air and Liquid
        Processing               17,126   16,076      1,648      1,469
       Plastics Processing
        Machinery                 9,852   10,930        883      1,496
            Total Reportable
             Segments            49,418   48,598      5,240      7,074
       Other income
        (expense) - net             -          -        (98)       147
                       Total    $49,418  $48,598    $ 5,142    $ 7,221


   6.  Recently Issued Accounting Standards

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS No. 133 is first effective for the Corporation for the year ending December 31, 2000. The Corporation does not engage in significant activity with respect to derivative instruments or hedging activities. Management is evaluating the impact but does not anticipate adoption of SFAS No. 133 will have a material impact on the financial position, results of operations or cash flows of the Corporation.

                    AMPCO-PITTSBURGH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Three Month Periods Ended
   March 31, 1999 and 1998

   Operations

   Net Sales. Net sales of $49,418,000 for the first quarter of 1999 were 1.7% higher when compared to 1998 sales of $48,598,000. A discussion of the first quarter sales and results for the Corporation's three segments is included below. The order backlog at March 31, 1999 of $97,000,000 declined by 3% compared to $100,000,000 at December 31, 1998. The reduction in the backlog is due primarily to a decrease in forged hardened steel roll orders.

   Cost of Products Sold. The cost of products sold, excluding depreciation, in relationship to net sales was 71.0% in 1999 compared to 67.5% in 1998. The decrease in margins occurred principally in the Forged Steel Rolls business.

   Income from Operations. Income from operations of $5,240,000 in 1999 decreased by $1,834,000 or 26.0% compared to $7,074,000 in 1998. This was a result of decreased earnings from the Forged Steel Rolls and Plastics Processing
   Machinery segments.

   Forged Steel Rolls. Sales for the Forged Steel Rolls segment increased by 3.9% in the first quarter to $22,440,000 compared with $21,592,000 in the prior year. An increase in sales to customers outside of the U.S. offset a reduction in sales to domestic customers. The 1998 period benefitted from certain non-recurring domestic sales related to customers' new mill construction. Earnings for this segment, however, decreased by 34% to $2,709,000 compared with $4,109,000. Margins were reduced as competitive pressures in both the domestic and export markets resulted in lower selling prices. In addition, operating levels were reduced in the 1999 quarter compared to the year ago period.

   Air & Liquid Processing. Sales for the Air & Liquid Processing segment improved by 6.5% to $17,126,000 in 1999 compared to $16,076,000 in 1998. Sales were higher for both the air handling system and heat exchange coil operations which entered 1999 with improved backlog levels. Earnings for this segment increased by 12.2% to $1,648,000 compared to $1,469,000.

   Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment decreased by 9.9% to $9,852,000 in 1999 compared with $10,930,000 in 1998. Earnings were lower by 41.0% at $883,000 compared to $1,496,000 in the prior year. The decline in sales and earnings occurred principally at the heat transfer roll operation which has been impacted by reduced demand in its markets and low backlog levels as a result of declining orders throughout 1998.

   Other Income (Expense). Other income (expense) of ($98,000) in 1999 reflects lower interest earnings on cash balances and losses on foreign exchange transactions compared to foreign exchange gains included in 1998's other income of $147,000.

   Net Income. As a result of all of the above, the Corporation had net income of $3,402,000 in 1999 compared to $4,656,000 in 1998.

   Liquidity and Capital Resources

   Net cash flows from operating activities were positive for 1999 at $5,147,000 and compare with positive cash flows of $8,895,000 for 1998. The difference in cash flow between the two periods resulted from a $1,835,000 decrease in income from operations in 1999 and changes in working capital requirements, principally in accounts receivables, which increased in 1999's first quarter.

   Net cash outflows from investing activities were $2,811,000 in 1999 and compare with cash outflows of $1,307,000 in 1998. Capital expenditures for 1999 totaled $2,962,000 compared to $1,957,000 in 1997. Capital expenditures carried forward from March 31, 1999 total $11,250,000. Funds on-hand and generated internally are expected to be sufficient to finance capital expenditure requirements.

   Cash flows from financing activities in 1999 include the issuance of $2,075,000 of tax-exempt Industrial Revenue Bonds, the proceeds of which were used for plant expansion and equipment at the Corporation's heat exchange coil operation in Lynchburg, Virginia. Cash outflows with respect to financing activities in 1999 reflect an increase in the quarterly dividend rate to $.10 per share compared to $.09 per share in 1998.

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at March 31, 1999 was $14,500,000.

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

   Each subsidiary has reviewed its information and operational systems and manufacturing processes in order to identify those products, services or systems that are not Year 2000 compliant. As a result of these reviews, it has been determined that it will be necessary to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Corporation's overall systems initiatives. It is difficult to break out the total cost of Year 2000 compliance; however, the combined cost of such compliance, system upgrades, principally software, and setting up a stand-alone system at a subsidiary currently integrated into an unrelated business subsidiary system, is less than $1,000,000. The majority of this cost is for system upgrade and replacement software, which had been acquired and capitalized as of December 31, 1998, and is either in operation or in the process of being implemented. The modifications being handled in-house to internally developed systems are progressing on schedule. The Corporation estimates its Year 2000 efforts are eighty percent complete and the entire project will be completed by mid-1999. Based on available information, the Corporation does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, the Corporation has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. If the Corporation's progress deviates from the anticipated timeline, contingency plans will be developed as deemed necessary at that time.

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

                      PART II - OTHER INFORMATION
                     AMPCO-PITTSBURGH CORPORATION




Items 1-3.   None


Item 4.   Submission of Matters to a Vote of Security Holders

          On April 27, 1999 at the annual meeting of shareholders, Louis Berkman and Carl H.
          Pforzheimer, III were elected directors of the
          Registrant:

                                           For       Withheld

             Louis Berkman              7,919,791     52,379

             Carl H. Pforzheimer, III   7,913,173     58,997


Item 5.   None


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.  Financial Data Schedule


     (b)  Reports on Form 8-K

          A report on Form 8-K, dated February 25, 1999 was filed reporting under Item 4, Changes in Registrant's
          Certifying Accountant, the dismissal of
          PricewaterhouseCoopers LLP and the appointment of Deloitte & Touche LLP as the Corporation's independent accountants.

                               SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                AMPCO-PITTSBURGH CORPORATION




DATE:  May 17, 1999             BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  May 17, 1999             BY:  s/Robert J. Reilly
                                     Robert J. Reilly
                                     Vice President - Finance
                                       and Treasurer