Form 10-Q
period 1999-06-30
AMPCO PITTSBURGH CORP
filed 1999-08-16
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

               YES  X           NO



 On August 13, 1999, 9,590,121 common shares were outstanding.

                   AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998            3

           Consolidated Statements of Income -
             Six Months Ended June 30, 1999 and 1998;
             Three Months Ended June 30, 1999
              and 1998                                      4

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1999
              and 1998                                      5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                          9


Part II -  Other Information:

           Item 4 - Submission of Matters to a Vote
                     of Security Holders                   13

           Item 5 - Other Information                      13

           Item 6 - Exhibits and Reports on Form 8-K       13

           Signatures                                      15

           Exhibits

              Exhibit 2
              Exhibit 10 (c)
              Exhibit 27


                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                        June 30,       December 31,
                                          1999             1998
Assets
    Current assets:
      Cash and cash equivalents         $ 38,666,975   $ 33,107,815
      Receivables, less allowance for
       doubtful accounts of $912,243 in
       1999 and $691,090 in 1998          36,568,200     35,017,919
      Inventories                         35,584,389     35,492,440
      Other                                4,491,396      4,076,339
               Total current assets      115,310,960    107,694,513
    Property, plant and equipment,
     at cost                             154,786,302    150,709,005
    Accumulated depreciation             (77,102,459)   (73,932,512)
       Net property, plant and equipment  77,683,843     76,776,493
    Prepaid pension                       14,135,544     13,885,544
    Other noncurrent assets               13,146,770     13,454,580
                                        $220,277,117   $211,811,130

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $ 10,674,870   $  9,247,179
      Accrued payrolls and employee
        benefits                           8,660,451      7,820,048
      Other                               10,452,478      9,355,391
              Total current liabilities   29,787,799     26,422,618
    Employee benefit obligations          15,691,845     16,509,026
    Industrial revenue bond debt          14,661,000     12,586,000
    Deferred income taxes                 11,567,626     11,707,742
    Other noncurrent liabilities           1,977,240      2,287,132
                    Total liabilities     73,685,510     69,512,518
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,590,121 in 1999
       and 9,577,621 in 1998               9,590,121      9,577,621
      Additional paid-in capital         102,668,480    102,555,980
      Retained earnings                   34,213,969     28,724,905
      Accumulated other comprehensive
       income                                119,037      1,440,106
              Total shareholders' equity 146,591,607    142,298,612
                                        $220,277,117   $211,811,130


                 See Notes to Consolidated Financial Statements.


                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)




                              Six Months Ended June 30,      Three Months Ended June 30,
                                  1999         1998             1999           1998

Net sales                    $ 98,291,408  $ 95,371,010     $ 48,873,902   $ 46,772,660

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)    68,457,521    64,553,691       33,369,424     31,756,046
 Selling and administrative    14,674,499    13,633,703        7,493,411      6,826,824
 Depreciation                   3,821,590     3,851,920        1,912,964      1,932,505
                               86,953,610    82,039,314       42,775,799     40,515,375
Income from operations         11,337,798    13,331,696        6,098,103      6,257,285

Other income (expense)-net         28,040       255,548          126,119        108,838
Income before income taxes     11,365,838    13,587,244        6,224,222      6,366,123
Income taxes                    3,960,000     4,705,000        2,220,000      2,140,000

Net income                   $  7,405,838  $  8,882,244     $  4,004,222   $  4,226,123

Basic and diluted earnings
 per share                   $       0.77  $       0.93     $       0.42   $       0.44

Cash dividends declared
 per share                   $        .20  $        .18     $        .10   $        .09

Weighted average number of
 common shares outstanding      9,581,143     9,577,621        9,584,626      9,577,621




                  See Notes to Consolidated Financial Statements



                          AMPCO-PITTSBURGH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                               Six Months Ended June 30,
                                                    1999          1998

Net cash flows from operating
 activities                                      10,202,234    14,842,654

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                     (5,253,909)   (5,395,235)
  Proceeds from sales of property, plant
   and equipment                                      -           397,707
  Use of unexpended industrial revenue
   bond proceeds                                    504,625     1,225,363
  Net cash flows (used in) investing
   activities                                    (4,749,284)   (3,772,165)

Cash flows from financing activities:
  Proceeds from industrial revenue bonds          2,075,000         -
  Proceeds from the issuance of stock               125,000         -
  Dividends paid                                 (1,915,524)   (1,723,971)
  Net cash flows from (used in)
   financing activities                             284,476    (1,723,971)

Effect of exchange rate changes on cash            (178,266)       (12,286)

Net increase in cash                              5,559,160      9,334,232
Cash at beginning of year                         33,107,815    21,695,512

Cash at end of period                           $ 38,666,975  $ 31,029,744




                  See Notes to Consolidated Financial Statements.

                            AMPCO-PITTSBURGH CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1.   Unaudited Consolidated Financial Statements
        The consolidated balance sheet as of June 30, 1999, the consolidated statements of income for the six and three month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six month periods ended June 30, 1999 and 1998 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

   2.   Inventory

        Inventories, principally valued on the LIFO method, are comprised of the following:




                                 (in thousands)
                              June 30,  December 31,
                                1999        1998
       Raw materials         $  8,346     $  6,425
       Work-in-process         21,829       21,985
       Finished goods           3,547        5,100
       Supplies                 1,862        1,982
                             $ 35,584     $ 35,492


   3.  Comprehensive Income

       The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Corporation's comprehensive income for the six and three months ended June 30, 1999 and 1998 consisted of:




                                          (in thousands)
                              Six Months Ended      Three Months Ended
                                  June 30,               June 30,

                                1999       1998       1999      1998
   Net income                  $ 7,406  $ 8,882    $ 4,004    $ 4,226
   Foreign currency
    translation                 (1,449)    (152)      (382)       102
   Unrealized holding
    gains on securities            128         -         99         -
   Comprehensive
    income                    $  6,085   $ 8,730    $ 3,721   $ 4,328



   4.     Earnings Per Share

          Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In May, 1999, 12,500 options were exercised resulting in a weighted average number of common shares outstanding for the six and three months ended June 30, 1999 of 9,581,143 and
          9,584,626 shares, respectively.   For the six and three months
          ended June 30, 1998, the weighted average number of common shares outstanding was 9,577,621 shares.

          The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,599,939 and 9,615,941, respectively, for the six and three months ended June 30, 1999. There were no potentially dilutive securities outstanding for the comparable 1998 periods.

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



                                         (Dollars in thousands)

                               Six Months Ended     Three Months Ended
                                   June 30,              June 30,
                                1999        1998      1999         1998
   Net Sales:
     Forged Steel Rolls       $ 42,709    $ 44,712  $ 20,269     $ 23,120
     Air and Liquid
      Processing                36,041      29,739    18,915       13,663
     Plastics Processing
      Machinery                 19,541      20,920     9,689        9,990
          Total Reportable
           Segments           $ 98,291    $ 95,371  $ 48,873     $ 46,773

   Earnings before Taxes:
     Forged Steel Rolls       $  5,558    $  8,027  $  2,849     $  3,918
     Air and Liquid
      Processing                 3,834       2,394     2,186          924
     Plastics Processing
      Machinery                  1,946       2,911     1,063        1,415
          Total Reportable
           Segments             11,338      13,332     6,098        6,257
     Other income
      (expense) - net               28         255       126          109

                      Total   $ 11,366    $ 13,587  $  6,224     $  6,366


   6.     Subsequent Event

          On August 2, 1999, the Corporation acquired the stock of The Davy Roll Company and two smaller companies, each wholly-owned subsidiaries of Kvaerner PLC, (combined "Davy") for approximately U.S. $23,600,000. Davy, headquartered in Gateshead, England with operating locations in Gateshead and Sheffield, England, is a leading supplier of cast rolls to the steel and metal industries and will complement the existing Forged Steel Rolls segment. In 1998, Davy had sales of approximately $60 million. The acquisition was financed from available cash and cash equivalents.

   7.     Recently Issued Accounting Standards

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

                      AMPCO-PITTSBURGH CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Six and Three Month Periods Ended
   June 30, 1999 and 1998

   Operations

   Net Sales. Net sales for the six and three month periods of 1999 were $98,291,000 and $48,873,000, respectively, compared to $95,371,000 and $46,773,000, respectively for the same periods of the prior year. A discussion of the second quarter and year-to-date sales and results for the Corporation's three segments is included below. The order backlog at June 30, 1999 of $95,800,000 declined by 4.2% compared to $100,000,000 at December 31, 1998. The reduction in the backlog is due primarily to a decrease in forged hardened steel roll orders.

   Cost of Products Sold. The cost of products sold, excluding depreciation, in relationship to net sales for the six and three months ended June 30, 1999 were 69.6% and 68.3%, respectively. This compares with the prior comparable periods of 67.7% and 67.9%, respectively. The decrease in margins occurred principally in the Forged Steel Rolls business.

   Income from Operations. Income from operations decreased 15% for the six month period to $11,338,000 and 2.5% for the three month period to $6,098,000, both compared to the prior year. This is a result of decreased earnings from the Forged Steel Rolls and Plastics Processing Machinery segments, offset by increased earnings from the Air and Liquid Processing segment.

   Forged Steel Rolls. Sales for the Forged Steel Rolls segment decreased for the six and three months by 4.5% and 12.3%, respectively, to $42,709,000 and $20,269,000, respectively. This compares with $44,712,000 and $23,120,000 for the prior year.
   The decrease in sales is attributable to lower selling prices and reduced demand. Earnings for this segment decreased for the six and three months by 30.8% and 27.3%,respectively, to $5,558,000 and $2,849,000 compared with $8,027,000 and $3,918,000 for the prior year. Margins were reduced as competitive pressures in both the domestic and export markets resulted in lower selling prices. In addition, operating levels were reduced in the 1999 period compared to the year ago period.

   Air and Liquid Processing. Sales for the Air and Liquid Processing segment improved for the six and three month periods of 1999 by 21.2% and 38.4%, respectively, to $36,041,000 and
   $18,915,000.  This compares with $29,739,000 and $13,663,000 for the comparable 1998 periods. Sales were higher for each of the operations, particularly at the air handling system operations which entered 1999 with an improved backlog level. Earnings for this segment increased for the six and three month periods of 1999 to $3,834,000 and $2,186,000, respectively, in comparison to $2,394,000 and $924,000 for the same periods in 1998. Improved margins earned by the pumps operation and improved margins and higher production volumes achieved by the air handling system operations account for these increases.

   Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the six and three month periods of 1999 decreased by 6.6% and 3.0%, respectively, to $19,541,000 and $9,689,000. This compares with $20,920,000 and $9,990,000 for
   1998. Earnings decreased for the six and three month periods of 1999 by 33.2% and 24.9% to $1,946,000 and $1,063,000 compared to
   $2,911,000 and $1,415,000 for the comparable prior year periods. The decline in sales and earnings occurred principally at the heat transfer roll operation which has been impacted by reduced demand in its markets and low backlog levels as a result of declining orders throughout 1998 and 1999.

   Other Income (Expense). Other income (expense) for the six and three month periods of 1999 of $28,000 and $126,000, respectively, reflects lower interest earnings on cash balances and losses on foreign exchange transactions compared to foreign exchange gains included in 1998's other income of $255,000 and $109,000 for the same periods in 1998.

   Net Income. As a result of all of the above, the Corporation had net income for the six and three months of 1999 of $7,406,000 and $4,004,000, respectively. This compares with $8,882,000 and $4,226,000 for the 1998 comparable periods.

   Liquidity and Capital Resources

   Net cash flows from operating activities were positive for 1999 at $10,202,000 and compare with positive cash flows of $14,843,000 for 1998. The difference in cash flows between the two periods results from a $1,994,000 decrease in income from operations in 1999 and changes in working capital requirements (principally in accounts receivables which increased in 1999).

   Net cash outflows from investing activities were $4,749,000 in 1999 and compare with cash outflows of $3,772,000 in 1998.
   Capital expenditures for 1999, net of reimbursement from previously issued industrial revenue bonds, totaled $4,749,000 compared to $4,170,000 in 1998. Capital expenditures carried forward from June 30, 1999 total $9,450,000. Funds on-hand and funds generated by future operations are expected to be sufficient to finance capital expenditure requirements.

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

   The Corporation maintains short-term lines of credit and a revolving credit agreement in excess of the cash needs of its businesses. The total available at June 30, 1999 was $14,500,000.

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

   Generally, each of the Corporation's subsidiaries maintains its own data processing equipment and software. To ensure that their operations will not be adversely impacted by Year 2000 software failures, project teams have been formed at each subsidiary to address Year 2000 risks. The project teams have coordinated the identification and implementation of changes to computer hardware and software applications to ensure availability and integrity of the Corporation's information systems and the reliability of its operational systems and manufacturing processes.

   Each subsidiary has reviewed its information and operational systems and manufacturing processes to identify those products, services or systems that are not Year 2000 compliant. As a result of these reviews, it was determined necessary to modify or replace certain information and operational systems so they are Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Corporation's overall systems initiatives. It is difficult to break out the total cost of Year 2000 compliance; however, the combined cost of such compliance, system upgrades, principally software, and setting up a stand-alone system at a subsidiary currently integrated into an unrelated business subsidiary system, is less than $1,000,000. The majority of this cost is for system upgrade and replacement software, which has been acquired and capitalized as of December 31, 1998, and is either in operation or in the process of being implemented. The modifications being handled in-house to internally developed systems are progressing on schedule. The Corporation estimates its Year 2000 efforts are 90 percent complete and the entire project will be completed in third quarter 1999. Based on available information, the Corporation does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues. Accordingly, the Corporation has not adopted any formal contingency plan in the event its Year 2000 project is not completed in a timely manner. If the Corporation's progress deviates from the anticipated timeline, contingency plans will be developed as deemed necessary at that time.

   The Corporation also faces some risk to the extent that customers or suppliers of products, services and systems purchased by the Corporation do not comply with Year 2000 requirements. The Corporation continues to evaluate the status of significant suppliers and customers to determine the extent to which the Corporation is vulnerable to these third parties' failure to remediate their own Year 2000 issues. However, we believe the breadth of the Corporation's customer base and availability of alternative suppliers will mitigate the risks associated with third party issues.

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

                   PART II - OTHER INFORMATION
                   AMPCO-PITTSBURGH CORPORATION




Items 1-3.   None

Item 4.   Submission of Matters to a Vote of Security Holders

          Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Item 5.   Other Information

          The information related to the acquisition of The Davy Roll Company (and two smaller companies) is set forth on page 8 of this Form 10-Q. The Company will file financial information required by Item 7 of the Form 8-K within 75 days from the date of acquisition.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          2. Plan of Acquisition

             Share Purchase Agreement dated August 2, 1999 between Davy Metals Limited, Kvaerner PLC, Hamsard 2043 Limited and Ampco-Pittsburgh Corporation.

          3. Articles of Incorporation and By-laws

              (a)  Articles of Incorporation

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

             (b)   By-laws

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

          4. Instruments defining the rights of securities holders

              (a)  Rights Agreement between Ampco-Pittsburgh
                   Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

                   Incorporated by reference to the Form 8-K Current Report dated September 28, 1998.

             (b)   Revolving Credit Agreement dated as of September
                   30, 1998.

                   Incorporated by reference to the Quarterly Report on Form 10-Q for quarter ended September 30, 1998.

          10 Material Contracts

             (a)   1988 Supplemental Executive Retirement Plan

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

             (b)   Severance Agreements between Ampco-Pittsburgh
                   Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994; the Annual Report on Form 10-K for fiscal year ended December 31, 1994; the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; the Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

             (c)   Severance Agreement between Ampco-Pittsburgh
                   Corporation and Marliss D. Johnson dated July 19,
                   1999.

             (d)   1997 Stock Option Plan

                   Incorporated by reference to the Proxy Statement dated March 14, 1997.

             27.  Financial Data Schedule


     (b)  Reports on Form 8-K

          None

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                AMPCO-PITTSBURGH CORPORATION




DATE:  August 13, 1999          BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  August 13, 1999          BY:  s/Marliss D. Johnson
                                     Marliss D. Johnson
                                     Vice President
                                       Controller and Treasurer