Form 10-Q/A
period 1999-06-30
AMPCO PITTSBURGH CORP
filed 1999-08-18
CIK 6176

                                  FORM 1O-Q/A

                                 Amendment #1


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

                              YES  X       NO____
                                 -----

On August 17, 1999, 9,590,121 common shares were outstanding.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AMPCO-PITTSBURGH CORPORATION



DATE:  August 17, 1999            BY:  /s/ Robert A. Paul
                                       Robert A. Paul
                                       President and
                                         Chief Executive Officer



DATE:  August 17, 1999            BY:  /s/ Marliss D. Johnson
                                       Marliss D. Johnson
                                       Vice President
                                         Controller and Treasurer