Form 10-Q
period 1999-09-30
AMPCO PITTSBURGH CORP
filed 1999-11-15
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


       (Mark one)

       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

               YES  X           NO



 On November 11, 1999, 9,590,121 common shares were outstanding.


                         - 1 -


             AMPCO-PITTSBURGH CORPORATION

                          INDEX


                                                        Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 1999 and December 31, 1998       3

           Consolidated Statements of Income -
             Nine Months Ended September 30, 1999
              and 1998; Three Months Ended
              September 30, 1999 and 1998                   4

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1999
              and 1998                                      5

           Notes to Consolidated Financial Statements       6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                         10


Part II -  Other Information:


           Item 1 - Legal Proceedings                      15

           Item 6 - Exhibits and Reports on Form 8-K       15

           Signatures                                      18

           Exhibits

              Exhibit 27









                                  - 2 -





                        PART I - FINANCIAL INFORMATION
                         AMPCO-PITTSBURGH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                        September 30,  December 31,
                                             1999         1998
Assets
    Current assets:
      Cash and cash equivalents         $ 17,930,964   $ 33,107,815
      Receivables, less allowance for
       doubtful accounts of $1,058,898 in
       1999 and $691,090 in 1998          45,302,529     35,017,919
      Inventories                         48,763,860     35,492,440
      Other                                4,225,205      4,076,339
         Total current assets            116,222,558    107,694,513
    Property, plant and equipment,
     at cost                             166,312,287    150,709,005
    Accumulated depreciation             (78,732,700)   (73,932,512)
      Net property, plant and equipment   87,579,587     76,776,493
    Prepaid pension                       14,481,544     13,885,544
    Other noncurrent assets               13,888,165     13,454,580
                                        $232,171,854   $211,811,130

Liabilities and Shareholders' Equity
    Current liabilities:
      Accounts payable                  $ 13,586,561   $  9,247,179
      Accrued payrolls and employee
       benefits                           10,287,953      7,820,048
      Other                               12,993,740      9,355,391
          Total current liabilities       36,868,254     26,422,618
    Employee benefit obligations          15,578,536     16,509,026
    Industrial revenue bond debt          14,661,000     12,586,000
    Deferred income taxes                 11,482,329     11,707,742
    Other noncurrent liabilities           1,774,928      2,287,132
                    Total liabilities     80,365,047     69,512,518
    Shareholders' equity:
      Preference stock - no par value;
       authorized 3,000,000 shares: none
       issued                                 -              -
      Common stock - par value $1; authorized
       20,000,000 shares; issued and
       outstanding 9,590,121 in 1999
       and 9,577,621 in 1998               9,590,121      9,577,621
      Additional paid-in capital         102,668,480    102,555,980
      Retained earnings                   36,722,122     28,724,905
      Accumulated other comprehensive
       income                              2,826,084      1,440,106
          Total shareholders' equity     151,806,807    142,298,612
                                        $232,171,854   $211,811,130



                 See Notes to Consolidated Financial Statements.


                                      - 3 -





                      AMPCO-PITTSBURGH CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)



                             Nine Months Ended Sept. 30,            Three Months Ended Sept. 30,
                                 1999           1998              1999           1998

Net sales                     $150,188,978   $141,450,792     $ 51,897,570   $ 46,079,782

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)    105,818,439     97,046,972       37,360,918     32,493,281
 Selling and administrative     21,882,511     20,547,198        7,208,012      6,913,495
 Depreciation                    5,822,313      5,743,946        2,000,723      1,892,026
                               133,523,263    123,338,116       46,569,653     41,298,802
Income from operations          16,665,715     18,112,676        5,327,917      4,780,980

Other income (expense)-net         (12,712)       387,342          (40,752)       131,794
Income before income taxes      16,653,003     18,500,018        5,287,165      4,912,774
Income taxes                     5,780,000      6,345,000        1,820,000      1,640,000

Net income                    $ 10,873,003   $ 12,155,018     $  3,467,165   $  3,272,774

Basic and diluted earnings
 per share                    $       1.13   $       1.27     $       0.36   $       0.34

Cash dividends declared
 per share                    $       0.30   $       0.27     $       0.10   $       0.09

Weighted average number of
 common shares outstanding       9,584,169      9,577,621        9,590,121      9,577,621







                  See Notes to Consolidated Financial Statements

                                      - 4 -

                          AMPCO-PITTSBURGH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                       Nine Months Ended September 30,
                                          1999               1998

Net cash flows from operating
 activities                           $ 16,925,041       $ 20,625,059

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                            (8,741,830)        (8,131,230)
  Proceeds from sales of property, plant
   and equipment                           401,897            398,247
  Use of unexpended industrial revenue
   bond proceeds                           504,625          1,695,482
  Business acquisitions                (23,591,200)          (349,463)
  Net cash flows used in investing
   activities                          (31,426,508)        (6,386,964)

Cash flows from financing activities:
  Proceeds from industrial revenue bonds 2,075,000              -
  Proceeds from the issuance of stock      125,000              -
  Dividends paid                        (2,874,536)        (2,585,957)
  Net cash flows used in
   financing activities                   (674,536)        (2,585,975)

Effect of exchange rate changes on cash       (848)            56,682

Net (decrease) increase in cash and
 cash equivalents                      (15,176,851)        11,708,820
Cash and cash equivalents at
 beginning of period                    33,107,815         21,695,512

Cash and cash equivalents at
 end of period                        $ 17,930,964       $ 33,404,332







                See Notes to Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   1.   Unaudited Consolidated Financial Statements
        The consolidated balance sheet as of September 30, 1999, the consolidated statements of income for the nine and three month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 1998 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

   2.   Business Acquisitions

        On August 2, 1999, the Corporation acquired the stock of The Davy Roll Company and two smaller companies, each wholly-owned subsidiaries of Kvaerner PLC, (combined "Davy"). Davy, headquartered in Gateshead, England with operating locations in Gateshead and Sheffield, England, is a leading supplier of cast rolls to the steel and metal industries and will complement the previously existing Forged Steel Rolls segment (which has been renamed to Forged and Cast Rolls).

        The acquisition was accounted for as a purchase transaction. The purchase price of approximately U.S. $23,600,000 resulted in a bargain purchase option (negative goodwill) which has
        been applied against property, plant and equipment.      The
        consolidated financial statements include the results of operations of Davy from its acquisition date of August 2, 1999.

        The pro forma financial information is based on the unaudited financial statements for each of these companies. The financial statements of Davy are prepared in accordance with generally accepted accounting principles of the United Kingdom (UK GAAP), which is a comprehensive basis of accounting other than generally accepted accounting principles of the United States (US GAAP). Significant differences between UK GAAP and

        US GAAP for Davy include accounting for pensions under a defined benefit plan, accounting for deferred income taxes and revaluation of fixed assets. The consolidated results of operations on a pro forma basis, as though the business had been acquired as of January 1, 1998, are as follows (in thousands except for per share information):

                                         Nine Months Ended
                                            September 30,

                                          1999         1998
       Net sales                         $180,104   $189,072
       Net income                        $ 10,545   $ 15,271
       Basic and diluted
        earnings per share               $   1.10   $   1.59

          The unaudited pro forma financial information is included for comparative purposes only and is not intended to be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1998 or that may be obtained in the future. The pro forma adjustments are based on available information and upon certain assumptions that management believes are reasonable under the circumstances. These adjustments are directly attributable to the consummated transaction and are expected to have a continuing impact on the financial position and results of operations of the Corporation. Adjustments are also based on preliminary Accounting Principles Board Opinion (APB) No. 16, "Business Combinations", calculations. Further adjustments to the purchase price allocation may arise as a result of the finalization of certain pre-acquisition contingencies, primarily related to accounting for pensions under a defined benefit plan.

   3.     Inventory

          Approximately 75% of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                                        (in thousands)
                             September 30,          December 31,
                                 1999                   1998
       Raw materials           $ 11,482              $  6,425
       Work-in-process           25,718                21,985
       Finished goods             6,058                 5,100
       Supplies                   5,506                 1,982
                               $ 48,764              $ 35,492

   4.   Comprehensive Income

        The Corporation's comprehensive income for the nine and three months ended September 30, 1999 and 1998 consisted of:

                                       (in thousands)
                              Nine Months Ended     Three Months Ended
                                September 30,         September 30,

                                1999       1998       1999         1998
   Net income                 $10,873    $12,155    $ 3,467      $ 3,273
   Foreign currency
    translation                 1,400        742      2,849          894
   Unrealized holding
    gains on securities           (14)         -       (142)           -
   Comprehensive
    income                    $12,259    $12,897    $ 6,174      $ 4,167

   5.  Earnings Per Share

       Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In May, 1999, 12,500 options were exercised resulting in a weighted average number of common shares outstanding for the nine and three months ended September 30, 1999 of 9,584,169
       and 9,590,121 shares, respectively.   For the nine and three
       months ended September 30, 1998, the weighted average number of common shares outstanding was 9,577,621 shares.

       The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,610,160 and 9,629,552, respectively, for the nine and three months ended September 30, 1999. There were no potentially dilutive securities outstanding for the comparable 1998 periods.

   6.  Business Segments

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

                                      (Dollars in thousands)

                               Nine Months Ended    Three Months Ended
                                   September 30,         September 30,
                                1999        1998      1999         1998
   Net Sales:
     Forged and Cast Rolls     $ 68,297   $ 66,505  $ 25,588     $ 21,793
     Air and Liquid
      Processing                 54,549     45,588    18,509       15,849
     Plastics Processing
      Machinery                  27,343     29,358     7,801        8,438
          Total Reportable
           Segments            $150,189   $141,451  $ 51,898     $ 46,080

   Earnings before Taxes:
     Forged and Cast Rolls     $  8,059   $ 11,585  $  2,663     $  3,461
     Air and Liquid
      Processing                  6,318      3,090     2,404          762
     Plastics Processing
      Machinery                   2,289      3,438       261          558
          Total Reportable
           Segments              16,666     18,113     5,328        4,781
     Other income
      (expense) - net               (13)       387       (41)         132

                    Total      $ 16,653   $ 18,500  $  5,287     $  4,913

   7.  Recently Issued Accounting Standards

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", is first effective for the Corporation for the year ending December 31, 2001. The Corporation does not engage in significant activity with respect to derivative instruments or hedging activities. Management is evaluating the impact but does not anticipate adoption of SFAS No. 133 will have a material impact on the financial position, results of operations or cash flows of the Corporation.




                                      - 9 -
                    AMPCO-PITTSBURGH CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Operations for the Nine and Three Month Periods Ended
   September 30, 1999 and 1998

   On August 2, 1999, the Corporation acquired the stock of The Davy Roll Company and two smaller companies - Turner Chilled Rolls Limited and Kvaerner Formet Limited - each wholly-owned subsidiaries of Kvaerner PLC, (combined "Davy") for approximately U.S. $23,600,000. Davy is primarily a leading supplier of cast rolls to the steel and metal industries. The acquisition complements the forged hardened steel roll business of the Corporation and will allow the two companies to provide the total roll needs of the customer base worldwide. Accordingly, third quarter and year-to-date results include those of the acquisitions for August and September 1999. In conjunction with the acquisition, the previously existing Forged Steel Rolls segment has been renamed to Forged and Cast Rolls. The acquisition was accounted for as a purchase transaction.

   Operations

   Net Sales. Net sales for the nine and three month periods of 1999 were $150,189,000 and $51,898,000, respectively, compared to $141,451,000 and $46,080,000, respectively for the same periods of the prior year. A discussion of the third quarter and year-to-date sales and results for the Corporation's three segments is included below. The order backlog at September 30, 1999 of $119,900,000 increased by 19.9% compared to $100,000,000 at
   December 31, 1998. The increase is attributable to the acquisition of Davy. Excluding Davy, backlog is $2,389,000 lower than that at December 31, 1998 as a result of a decline in business for the Plastics Processing Machinery segment.

   Cost of Products Sold. The cost of products sold, excluding depreciation, in relationship to net sales for the nine and three months ended September 30, 1999 were 70.5% and 72.0%, respectively. This compares with the prior comparable periods of 68.6% and 70.5%, respectively. Exclusion of Davy results in percentages comparable to the prior year of 69.6% and 69.5% for the nine and three months ended September 30, 1999, respectively.

   Income from Operations. Income from operations decreased 8.0% for the nine month period to $16,666,000 but improved 11.4% for the three month period to $5,328,000, both compared to the prior year. This is a result of increased earnings from the Air and Liquid Processing segment, offset by decreased earnings from the Forged and Cast Rolls segment.

   Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment increased for the nine and three months by 2.7% and 17.4%, respectively, to $68,297,000 and $25,588,000, respectively. This compares with $66,505,000 and $21,793,000 for the prior year. The increase in sales is attributable to the acquisition of Davy on August 2, 1999 which had sales of $7,117,000 for the two months ended September 30, 1999. Lower selling prices and reduced demand for forged hardened steel rolls offset this increase. Earnings for this segment decreased for the nine and three months by 30.4% and 23.1%,respectively, to $8,059,000 and $2,663,000 compared with $11,585,000 and $3,461,000 for the prior year. Margins were reduced as competitive pressures in both the domestic and export markets resulted in lower selling prices. In addition, operating levels were reduced in the 1999 period compared to those of a year ago. Earnings of the Belgium operations have been negatively impacted by the strength of the dollar which has increased the cost of importing forgings causing margin erosion. Davy's earnings for the two months ended September 30, 1999 approximated $200,000.

   Air and Liquid Processing. Sales for the Air and Liquid Processing segment improved for the nine and three month periods of 1999 by 19.7% and 16.8%, respectively, to $54,549,000 and
   $18,509,000.  This compares with $45,588,000 and $15,849,000 for the comparable 1998 periods. Year-to-date sales were higher for each of the operations, particularly at the air handling system operations which is benefitting from improved activity in the industrial construction markets and at the heat exchange coil operations due to an increase in demands. Sales for the quarter were higher as a result of an improvement in sales of large industrial coils. Earnings for this segment increased for the nine and three month periods of 1999 to $6,318,000 and $2,404,000, respectively, in comparison to $3,090,000 and $762,000 for the same periods in 1998. Improved margins earned by the pumps operation and improved margins and higher production volumes achieved by the air handling system operations account for the year-to-date increase and increased production volume by the heat exchange coil operations account for the quarter increase.

   Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the nine and three month periods of 1999 decreased by 6.9% and 7.5%, respectively, to $27,343,000 and $7,801,000. This compares with $29,358,000 and $8,438,000 for
   1998. Earnings decreased for the nine and three month periods of 1999 by 33.4% and 53.2% to $2,289,000 and $261,000 compared to
   $3,438,000 and $558,000 for the comparable prior year periods. The decline in sales and earnings occurred principally at both of the Corporation's heat transfer roll operations which have been impacted by reduced demand in its markets.

   Other Income (Expense). Other income (expense) for the nine and three month periods of 1999 of $(13,000) and $(41,000), respectively, reflects lower interest earnings on cash balances and losses on foreign exchange transactions compared to foreign exchange gains included in 1998's other income of $387,000 and $132,000 for the same periods in 1998.

   Net Income. As a result of all of the above, the Corporation had net income for the nine and three months of 1999 of $10,873,000 and $3,467,000, respectively. This compares with $12,155,000 and $3,273,000 for the 1998 comparable periods.

   Liquidity and Capital Resources

   Net cash flows from operating activities were positive for 1999 at $16,925,000 and compare with positive cash flows of $20,625,000 for 1998. The difference in cash flows between the two periods results from a $1,447,000 decrease in income from operations in 1999 and changes in working capital requirements (principally inventories which increased in 1999 and contributions to the non-qualified defined benefit plan).

   Net cash outflows from investing activities were $31,427,000 in 1999 and compare with cash outflows of $6,387,000 in 1998. The Corporation paid approximately $23,600,000 for Davy, which was financed from available cash and cash equivalents. In addition, capital expenditures for 1999, net of reimbursement from previously issued industrial revenue bonds, totaled $8,237,000 compared to $6,436,000 in 1998. Capital expenditures carried forward from September 30, 1999 total $7,958,000. Funds on-hand and funds generated by future operations are expected to be sufficient to finance capital expenditure requirements.

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

   The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at September 30, 1999 was approximately $15,000,000. The Corporation did not renew the $7.5 million revolving credit agreement at September 30, 1999.

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

   Each subsidiary has reviewed its information and operational systems and manufacturing processes to identify those products, services or systems that are not Year 2000 compliant. As a result of these reviews, it was determined necessary to modify or replace certain information and operational systems so they are Year 2000 compliant. These modifications and replacements have been made in conjunction with the Corporation's overall systems initiatives.
   It is difficult to break out the total cost of Year 2000 compliance; however, the combined cost of such compliance, system upgrades, principally software, and setting up a stand-alone system at a subsidiary currently integrated into an unrelated business subsidiary system, is less than $1,000,000.

   The majority of this cost is for system upgrade and replacement software which has been installed and tested and is operational. The Corporation estimates its Year 2000 efforts are complete, subject only to ongoing system testing. Based on available information, the Corporation does not believe any material exposure to significant business interruption exists as a result of Year 2000 compliance issues.

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

   Having completed our identification, assessment and implementation of major projects, our "worst-case scenario" would be a failure of multiple significant suppliers to supply raw materials or provide services for a prolonged period of time that would materially impair our ability to ship product in a timely and reliable manner to our customers. Although the occurrences of this scenario could have a material adverse effect on the Corporation, we do not have a basis to determine at this time whether such a scenario is reasonably likely to occur. We believe that suppliers and customers present the area of greatest risk to disruption of our operations because of our limited ability to influence actions of third parties or to estimate the level and impact of their noncompliance throughout the extended supply chain. The contingency plans for our suppliers and customers include, primarily (1) booking orders and manufacturing and shipping products before anticipated business disruptions and (2) using alternative suppliers. We believe the breadth of the Corporation's customer base and availability of alternative suppliers will mitigate the risks associated with third party issues.

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

                    PART II - OTHER INFORMATION
                    AMPCO-PITTSBURGH CORPORATION




Item 1.   Legal Proceeding

          As previously reported, Greenlease Holding Company, a former operating subsidiary (f/k/a Greenville Steel Car Company), had been designated as a Potentially Responsible Party in connection with contamination at the River Road Landfill in Mercer County, Pennsylvania. Waste Management, the owner of the site, had alleged that Greenlease Holding Company was liable for approximately $200,000 of the cleanup cost. All claims against the subsidiary have now been settled for less than that amount by agreement dated September 9, 1999 with Waste Management and by the signing of a Consent Decree with the United States Environmental Protection Agency.

          The Corporation also previously reported a lawsuit commenced in 1991 against the Corporation and its subsidiary, Vulcan, Inc., arising out of the filing of a petition under Chapter 11 of the United States Bankruptcy Code in 1990 by Valley-Vulcan Mold Company, a partnership of which Vulcan was a 50% General Partner. The lawsuit, Official Unsecured Creditors Committee of Valley-Vulcan Mold Company v. Microdot, Inc., Valley Mould Corporation, Ampco-Pittsburgh Corporation and Vulcan, Inc., was tried in 1993 and the Court denied all claims against the Corporation and all claims against Vulcan, except for its liability as a general partner. The plaintiffs appealed this decision to the United States District Court, which, upon stipulation of the parties, ordered the appeal transferred to the Bankruptcy Appellate Panel for the Sixth Circuit ( BAP ). In August, 1999, the BAP affirmed the Decision and Order of the lower court. The plaintiffs have now filed an appeal with the United States Court of Appeals for the Sixth Circuit.

Items 2-5.   None

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

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

          10. Material Contracts

             (a)   1988 Supplemental Executive Retirement Plan

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

             (b)   Severance Agreements between Ampco-Pittsburgh
                   Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

                   Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994; the Annual Report on Form 10-K for fiscal year ended December 31, 1994; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997; the Annual Report on Form 10-K for the fiscal year ended December 31, 1998; and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

             (c)   1997 Stock Option Plan

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





                                AMPCO-PITTSBURGH CORPORATION




DATE:  November 11, 1999        BY:  s/Robert A. Paul
                                     Robert A. Paul
                                     President and
                                       Chief Executive Officer




DATE:  November 11, 1999        BY:  s/Marliss D. Johnson
                                     Marliss D. Johnson
                                     Vice President
                                       Controller and Treasurer