Form 10-K405
period 1999-12-31
AMPCO PITTSBURGH CORP
filed 2000-03-14
CIK 6176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 7, 2000, 9,602,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $80 million.

  DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 1999.

                                     PART I

ITEM 1 - BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in Pennsylvania in 1929.

     In 1999, a subsidiary of the Corporation acquired the stock of The Davy Roll Company, a leading supplier of cast rolls to the steel and metal industries. The Corporation believes that this acquisition will complement the existing forged roll business. In the same transaction, the Corporation also acquired two smaller companies: Formet Limited, an open die forging facility which produces small forgings primarily for the oil and gas industry and Turner Chilled Rolls Limited, which produces a variety of cast rolls for use in the food industry.

     The Corporation's businesses are classified in three segments - Forged and Cast Rolls Segment, Air and Liquid Processing Segment and Plastics Processing Machinery Segment.

     The Registrant, individually or together with its consolidated subsidiaries, is also referred to herein as the Corporation.

     (b) FINANCIAL INFORMATION ABOUT SEGMENTS

     The sales and operating profit of the Corporation's three segments and the identifiable assets attributable to each segment for the three years ended December 31, 1999 are set forth in Note 15 (Business Segments) on pps. 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 1999 which is incorporated herein by reference.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment
-----------------------------

     Union Electric Steel Corporation produces forged hardened steel rolls for the producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with manufacturing facilities in Carnegie, Burgettstown and Erie, Pennsylvania; Valparaiso, Indiana; and Tessenderlo, Belgium. Union Electric Steel Corporation is considered the largest producer of forged hardened steel rolls in the United States. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets.

     The Davy Roll Company Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is headquartered in Gateshead, England with an independent business unit in Sheffield, England. The Davy Roll Company is a major European
supplier of cast rolls to the metal working industry worldwide.   It primarily
competes with one British company and several European and American companies in both the domestic and foreign markets.

     Formet Limited custom forges special stock alloys principally used in the oil and gas, petrochemical, marine and general engineering industries. It is located in New Castle, England and competes with several other companies.

     Turner Chilled Rolls Limited is located in Ipswich, England and manufactures high quality cast rolls used by the food and animal feed processing industries. It also competes with several other companies.

Air and Liquid Processing Segment
---------------------------------

     Aerofin Corporation produces finned tube and plate finned heat exchange coils for the commercial and industrial construction, process and utility industries and is headquartered in Lynchburg, Virginia.

     Buffalo Air Handling Company produces large standard and custom air handling systems used in commercial and industrial buildings and is headquartered in Amherst, Virginia.

     Buffalo Pumps, Inc. manufactures a line of centrifugal pumps for the refrigeration, power generation and marine defense industries and is headquartered in North Tonawanda, New York.

     All three of the companies in this segment compete with several major competitors.

 Plastics Processing Machinery Segment
 -------------------------------------

     New Castle Industries, Inc. and its subsidiaries primarily produce feed screws, barrels and chill rolls for use principally in the plastics processing
industry and is headquartered in New Castle, Pennsylvania.   The New Castle
Industries group competes with a number of small regional companies.

     F. R. Gross Company, located in Stow, Ohio, manufactures heat transfer rolls and chill rolls for use by original equipment machinery manufacturers and processors principally serving the plastics industry but also the paper, packaging, printing and converting industries. It also competes with a number of small regional companies.

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

     For additional information on the products produced and financial information about each segment, see pp. 3 through 7 and Note 15 on pps. 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 1999, which are incorporated herein by reference.

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

Backlog
-------

     The backlog of orders at December 31, 1999 was approximately $118,000,000 compared to a backlog of $100,000,000 at year-end 1998 that excluded The Davy Roll Company. Most of those orders are expected to be filled in 2000.

Competition
-----------

     The Corporation faces considerable competition from a large number of companies in each segment. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves. Competition in all segments is based on quality, service, price and delivery.

Research and Development
------------------------

     As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation's businesses in all three segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to specific customer requirements and reduce costs. In the aggregate, these expenditures approximate $1,500,000 per year.

Environmental Protection Compliance Costs
-----------------------------------------

     Expenditures for environmental control matters were not material to any segment in 1999 and such expenditures are not expected to be material in 2000.

Employees
---------

     In December 1999, the Corporation had 1,867 active employees.

Year 2000 Impact
------------------

     See Management's Discussion and Analysis of Financial Condition and Results of Operations on pps. 19 through 23 of the Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

     (d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Corporation has foreign operations in Belgium and the United Kingdom. For financial information relating to foreign and domestic operations see Note 15 (Business Segments) on pps. 17 and 18 of the Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 2 - PROPERTIES

     The location and general character of the principal locations in each of the three segments, all of which are owned unless otherwise noted, are as follows:

Company and                          Principal      Approximate      Type of
Location                                Use        Square Footage  Construction
-----------                        --------------  --------------  ------------

Forged and Cast Rolls Segment
-----------------------------

Union Electric Steel Corp.

 Route 18                          Manufacturing   186,000 on      Metal and
 Burgettstown, PA  15021           facilities      55 acres        steel

 726 Bell Street                   Manufacturing   153,000 on      Metal and
 Carnegie, PA  15106               facilities and  5 acres         steel
                                   offices

 U.S. Highway 30                   Manufacturing   88,000 on       Metal and
 Valparaiso, IN  46383             facilities      20 acres        steel


Company and                             Principal         Approximate       Type of
Location                                   Use           Square Footage   Construction
-----------                             ---------        --------------   ------------


Forged and Cast Rolls Segment (cont')
-------------------------------------


Union Electric Steel Corp. (cont')

 1712 Greengarden Road                  Manufacturing     40,000*         Metal and
 Erie, PA  16501                        facilities                        steel

 Industrie Park                         Manufacturing     66,000 on       Concrete,
 B-3980 Tessenderlo                     facilities and    15 acres        metal and
 Belgium                                offices                           steel

The Davy Roll Company

 Gateshead Division                     Manufacturing     274,000 on      Steel framed,
 Coulthards Lane                        facilities and    12 acres        metal and
 Gateshead, Tyne and War                offices                           brick
 England

 Sheffield Division                     Manufacturing     97,000 on       Steel framed,
 Stevenson Road                         facilities and    4.8 acres*      metal and
 Sheffield                              offices                           brick
 England

Formet Limited

 Wincomblee Road                        Manufacturing     48,000 on       Steel framed,
 Low Walker                             facilities and    1.6 acres*      metal and
 New Castle-upon-Tyne                   offices                           brick
 England

 Turner Chilled Rolls Limited

 Farthing Road                          Manufacturing     29,000 on       Steel framed,
 Ipswich                                facilities and    1.2 acres       metal and
 England                                offices                           brick


Company and                             Principal                Approximate       Type of
Location                                   Use                  Square Footage   Construction
-----------                             ---------               --------------   ------------
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

Buffalo Pumps, Inc.                     Manufacturing           94,000 on        Metal, brick
 874 Oliver Street                      facilities and          7 acres          and cement
 N. Tonawanda, NY  14120                offices                                  block

Plastics Processing Machinery Segment
-------------------------------------

Atlantic Grinding &
 Welding, Inc.
 9 Ricker Avenue                        Manufacturing           19,000 on        Metal and
 Londonderry, NH  03053                 facilities and offices  2.6 acres        Steel

 1950 Old Dunbar Road                   Manufacturing           20,000*          Metal and
 West Columbia, SC  29172               facilities                               steel

Bimex Industries, Inc.                  Manufacturing           33,500 on        Metal and
 319 Universal Street                   facilities and          7.8 acres        steel
 Wales, WI 53183                        offices

F. R. Gross Co., Inc.                   Manufacturing           25,300 on        Masonry,
 1397 Commerce Drive                    facilities and          4.2 acres        metal and
 Stow, OH  44224                        offices                                  steel

New Castle Industries, Inc.
 1399 Countyline Road                   Manufacturing           81,600 on        Metal and
 New Castle, PA  16102                  facilities and offices  18.5 acres       steel

 925 Industrial Street                  Manufacturing           31,000 on        Masonry
 New Castle, PA  16102                  facilities              5.3 acres        with steel
                                                                                 truss roof

________________
*  Facility is leased.

   The Corporate office space is leased as are several small domestic sales offices. All of the owned facilities are adequate and suitable for their respective purposes. There were no facilities idled during 1999.

   The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 1999. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.


ITEM 3 - LEGAL PROCEEDINGS

     The Corporation has been involved in various claims and lawsuits incidental to its business. In the opinion of management, the Corporation has meritorious defenses in those cases and believes that, in the aggregate, any liability will not have a material effect on the financial position of the Corporation.

     A lawsuit was commenced in May, 1991 against the Corporation and its subsidiary, Vulcan, Inc. ("Vulcan"), arising out of the filing of a petition under Chapter 11 of the United States Bankruptcy Code in October, 1990 by Valley-Vulcan Mold Company (the "Partnership"), a 50/50 partnership formed in September, 1987 between Vulcan and Valley Mould Corporation, a subsidiary of Microdot, Inc. Microdot and Valley are unrelated to the Corporation and were also defendants in the lawsuit. The Partnership acquired the ingot mold businesses of each of the partners. On June 10, 1993, Microdot also filed a

Petition under Chapter 11 of the United States Bankruptcy Code. In October 1994, Microdot's Chapter 11 case was converted to a Chapter 7 liquidation.

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

     The trial of this lawsuit was held the week of October 4, 1993. In April 1994, the Court issued a judgment in favor of the Corporation. Under the Court's decision, all claims against the Corporation were denied. All claims against Vulcan were also denied except for its liability as a general partner. Vulcan's only asset is its interest in the partnership, which has no value and accordingly the judgment will not have any adverse effect on the Corporation. In May 1994, plaintiff appealed to the United States District Court, Northern District of Ohio, Eastern Division. In 1998, upon stipulation of the parties, the Court ordered this appeal transferred to the Bankruptcy Appellate Panel for the Sixth Circuit ("BAP"). In August 1999, the BAP affirmed all of the trial court's rulings and the plaintiff/appellant has also appealed this decision.

     The Corporation is involved in various environmental proceedings which all involve discontinued operations. In one of those proceedings, the Corporation has been designated as a Potentially Responsible Party ("PRP"). However, the Corporation believes that based on information known to date for all environmental matters considered in the aggregate, the liability to the Corporation would not be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by this item is set forth on p. 23 of the Annual Report to Shareholders for the year ended December 31, 1999 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information called for by this item is set forth on p. 23 of the Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information called for by this item is set forth on pps. 19 through 23 of the Annual Report to Shareholders for the year ended December 31, 1999, which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is set forth in Note 9 (Financial Instruments) on p. 15 and Management's Discussion and Analysis of Financial Condition and Results of Operations on pps. 19 through 23 of the Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth on pps. 8 through 18 of the Annual Report to Shareholders for the year ended December 31, 1999, which are incorporated herein by reference.

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

                                    PART III


ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

     (a)  IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
------------------------------------------------------------------------------

Louis Berkman (age 91, Director since 1960; current term expires in 2002). He has been Chairman of the Board of the Corporation since September 20, 1994. He is also Chairman of the Executive Committee of the Corporation and has been for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (2)(4)

Leonard M. Carroll (age 57, Director since 1996; current term expires in 2001). He has been Managing Director of Seneca Capital Management, Inc. (a private investment company) since June 1996. For more than five years before 1996, he was President and Chief Operating Officer and a director of Integra Financial Corporation (a bank holding company). (2)(3)(4)(5)

William D. Eberle (age 76, Director since 1982; current term expires in 2000). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. and Showscan Entertainment, Inc. He is also a director of Mitchell Energy & Development Co., America Service Group and Konover Property Trust. (N)(3)(4)(5)

Robert A. Paul (age 62, Director since 1970; current term expires in 2000). He has been President and Chief Executive Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was President and Chief Operating Officer of the Corporation. He is also an officer and director of The Louis Berkman Company and director of National City Corporation. (N)(2)

Laurence E. Paul (age 35, Director since 1998; current term expires in 2001). He is a Managing Director of Donaldson, Lufkin & Jenrette (Investment Banker). From 1997 to January 2000 he was a Senior Vice President and from 1995 to 1997 he was a Vice President of that firm.

Carl H. Pforzheimer, III (age 63, Director since 1982; current term expires in
2002). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). He is also a director of U. S. Trust Corporation. (3)(4)(5)

     (a) IDENTIFICATION OF DIRECTORS (cont')

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in

Public Companies
-----------------------------------------------------------------------------

Ernest G. Siddons (age 66, Director since 1981; current term expires in 2001). He has been Executive Vice President and Chief Operating Officer of the Corporation since September 20, 1994. For more than five years before 1994, he was Senior Vice President Finance and Treasurer of the Corporation. From September 1996 to December 1997 he was President of Union Electric Steel Corporation, a subsidiary of the Corporation. (2)

----------
(N)  Nominee for election at the April 25, 2000 Annual Meeting of Shareholders.
(1)  Officers serve at the discretion of the Board of Directors.
(2)  Member of Executive Committee.
(3)  Member of Audit Committee.
(4)  Member of Salary Committee.
(5)  Member of Stock Option Committee.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

     In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five

Years
------------------------------------------------------------------------------

Rose Hoover (age 44).   She is a Vice President of the Corporation since June
1999 and has been Secretary for more than five years.   For more than five years
before June 1999, she was Manager of Real Property and Environmental Control.

Marliss D. Johnson (age 35). She is Vice President, Controller and Treasurer of the Corporation since July 1999. For five years before July 1999, she was a Senior Manager with PricewaterhouseCoopers LLP (a public accounting firm).

Terrence W. Kenny (age 40). He has been Group Vice President of the Corporation since February 1999 and was Vice President Corporate Development & Planning from April 1998 to February 1999. For five years prior to 1998, he was Vice President and Treasurer of Buffalo Pumps, Inc., a subsidiary of the Corporation.

Robert F. Schultz (age 52). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

----------
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

     (c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         None.

     (d) FAMILY RELATIONSHIPS

     Louis Berkman is the father-in-law of Robert A. Paul, and grandfather of Laurence E. Paul (son of Robert A. Paul). There are no other family relationships among the Directors and Executive Officers.

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


                          SUMMARY COMPENSATION TABLE
                              Annual Compensation

------------------------------------------------------------------------------------------------
   (a)                      (b)      (c)        (d)            (g)               (i)

Name and                                                      Securities        All Other
Principal                          Salary        Bonus        Underlying        Compensation
Position                    Year    ($)           ($)         Options(#)(2)         ($)
---------                   ----   -------     ---------      -------------     -------------
Robert A. Paul              1999   353,250      112,500         60,000
President and Chief         1998   330,500       66,000
Executive Officer           1997   308,750       94,500

Louis Berkman               1999   353,250      112,500         60,000
Chairman of the Board       1998   330,500       66,000
and Executive Committee     1997   308,750       94,500

Ernest G. Siddons           1999   316,500      100,800         50,000
Executive Vice President    1998   296,250       59,000                          450,000(1)
and Chief Operating         1997   276,875       84,750                            7,172(1)
Officer

Robert F. Schultz           1999   142,000       20,000         20,000
Vice President              1998   138,250       14,500
Industrial Relations        1997   134,500       18,500
and Senior Counsel

Terrence W. Kenny           1999   110,550       25,000        12,500
Group Vice President        1998   N/A             N/A
                            1997   N/A             N/A
----------

(1) The 1997 amount in column (i) represents the value of the term portion of a split dollar life insurance policy. In 1998, the Salary Committee approved the payment to Mr. Siddons of an amount equal to the cash value of that policy. Mr. Siddons has relinquished all rights to the Policy and the split dollar provisions have been terminated.

(2)  Options granted on December 15, 1998 but were not exercisable until May
     1999.

     (b)  COMPENSATION PURSUANT TO PLANS

     The Corporation's 1997 Stock Option Plan permits the grant of options exercisable for shares of Common Stock to corporate officers and other key employees of the Corporation and its subsidiaries upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Stock Option Committee. The Stock Option Plan authorizes the grants of awards up to a maximum of 300,000 shares of the Corporation's Common Stock, however, the maximum number of Shares with respect to which stock options may be granted to any one Participant in any fiscal year may not exceed 150,000.
During the fiscal year ended December 31, 1999, no options were granted.

     The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers and other employees, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $5,577 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

     The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988 (amended and restated in 1996) for all officers listed in the compensation table, except Louis

Berkman and Terrence W. Kenny, and certain key employees, covering retirement after completion of ten years of service and attainment of age 55. The combined retirement benefit at age 65 provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant, who has had at least five years of service, commencing on the later of the month following the participant's death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under Termination of Employment and Change of Control Arrangement.

     The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP, if applicable, to the individuals named in the compensation table assuming continued employment to retirement at age 65, but no change in the level of compensation shown in such table:

           Louis Berkman          (1)
           Robert A. Paul       $232,875
           Ernest G. Siddons    $194,287 (2)
           Robert F. Schultz    $ 81,000
           Terrence W. Kenny    $ 54,083

---------

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.
(2) Assumes employment until end of current year.

     (c)  COMPENSATION OF DIRECTORS

     In 1999, each Director who was not employed by the Corporation received an annual retainer of $6,000 (payable quarterly), $1,000 for each Board meeting attended and $500 for each Committee meeting attended. Attendance can be either in person or by telephonic connection. Directors do not receive a fee for either Board or Committee meetings if they do not attend.

     (d)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Mr. Berkman, Mr. Paul and Mr. Siddons have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated following a change of control (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. Mr. Schultz and one other employee have two year contracts providing for three times their annual compensation in the event their employment is terminated following a change in control (including a voluntary departure for good cause). In addition, Mr. Kenny and the remaining two Vice Presidents have two year contracts providing for two times their annual compensation in the event their employment is terminated following a change in control (including a voluntary departure for good cause). All of the contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP if applicable.

     (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     A Salary Committee is appointed each year by the Board of Directors. Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 1999 was comprised of four Directors: William D. Eberle, who is Chairman of the Committee, Louis Berkman, Leonard M. Carroll and Carl H. Pforzheimer, III.

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

     In 1999, the Salary Committee reviewed and approved salary increases and had previously approved an incentive program for 1999 covering Louis Berkman, Robert A. Paul and Ernest G. Siddons ("participants"). Incentive payments were to be determined, based exclusively on the Corporation's 1999 income from
operations performance as compared to the Corporation's business plan.   These
payments were to be limited to 30% of base salary of participants. In 1999, the participants earned incentives of $112,500, $112,500 and $100,800 respectively.

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

                                        Louis Berkman
                                        Leonard M. Carroll
                                        William D. Eberle
                                        Carl H. Pforzheimer, III

     (g)  STOCK PERFORMANCE GRAPH

                      Comparative Five-Year Total Returns*
    Ampco-Pittsburgh Corporation, Standard & Poors 500 and Value Line Steel
                               (Integrated) Index
                     (Performance results through 12/31/99)


                             [GRAPH APPEARS HERE]
                  COMPARISON OF FIVE YEAR CUMULATIVE RETURN
                 AMONG AMPCO, S&P 500 INDEX AND STEEL (INTEGRATED) INDEX

Measurement period                                                  Steel
(Fiscal year Covered)        AMPCO               S&P 500            (Integrated)
---------------------        --------            -------            -----
Measurement PT -
12/31/94                     $100                $100               $100

FYE 12/31/95                 $110.04             $137.50            $ 95.5
FYE 12/31/96                 $124.48             $169.47            $ 99.26
FYE 12/31/97                 $208.04             $226.03            $105.13
FYE 12/31/98                 $118.35             $290.22            $ 99.51
FYE 12/31/99                 $113.89             $222.64            $349.08


     Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1995 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated).

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 7, 2000, Louis Berkman owned directly 214,888 shares of the Common Stock of the Corporation and had the right to acquire 60,000 shares pursuant to a stock option. As of the same date, The Louis Berkman Company, P.
O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,187,689 shares of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 61.94% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 38.06% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

     In March 1998, Gabelli Funds, Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its Schedule 13D reporting they owned 1,893,500 shares or 19.77%. In February 2000, Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa Monica, CA 90401 filed a 13G disclosing that as of December 31, 1999 it had sole voting and dispositive power of 819,000 shares or 8.54% (all of which shares are held in portfolios of various investment vehicles).

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 7, 2000 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of                             Amount and nature of    Percent
beneficial owner                    beneficial ownership    of class
----------------                    --------------------    --------

         Louis Berkman                     2,463,843(1)(2)      25.7
         Robert A. Paul                      117,922(2)(3)       1.2
         Ernest G. Siddons                      51,833(4)         .5
         Robert F. Schultz                      20,200(5)         .2
         Terrence W. Kenny                      12,500(6)         .1
         Carl H. Pforzheimer, III                2,733(7)
         Leonard M. Carroll                      1,000             *
         Laurence E. Paul                        1,000             *
         William D. Eberle                         200             *
         Directors and Executive
         Officers as a group
         (11 persons)                        2,674,965(8)       27.9

----------

*less than .1%

(1) Includes 214,888 shares owned directly, 60,000 shares which he has the right to acquire within sixty days pursuant to a stock option, 2,187,689 shares owned by The Louis Berkman Company, and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, in which shares Mr. Berkman disclaims beneficial ownership.

(2) The Louis Berkman Company owns beneficially and of record 2,182,989 shares of the Corporation's Common Stock. Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 61.94% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 38.06% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Company.

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

(6) Includes 12,500 shares which he has the right to acquire within sixty days pursuant to a stock option.

(7) Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(8) Includes 207,500 shares which certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

     Unless otherwise indicated the individuals named have sole investment and voting power.

     (c)  CHANGES IN CONTROL

     The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1999 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,600,000. Additionally, The Louis Berkman Company paid the Corporation $170,000 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 2000.

                                    PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

     The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP (for the years ended December 31, 1997 and 1998) and Deloitte & Touche LLP (for the year ended December 31, 1999) appearing on pps. 8 through 18 and p. 24 of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference in this Form 10-K Annual Report.

         2.  Financial Statement Schedules

  The following additional financial data should be read in conjunction with the consolidated financial statements in the accompanying Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                        Schedule   Page
                                         Number   Number
                                        --------  ------

           Index to Ampco-Pittsburgh
           Corporation Financial Data             F-1

           Report of Independent
          Accountants                             F-2

           Valuation and Qualifying
          Accounts and Reserves         II        F-3

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

             Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the Annual Report on Form 10-K for fiscal year ended December 31, 1994; the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; the Annual Report on Form 10-K for fiscal year ended December 31, 1998; and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

         c.  1997 Stock Option Plan

             Incorporated by reference to the Proxy Statement dated March 14, 1997.

     (13) Annual Report to Shareholders for the fiscal year ended December 31, 1999

     (21)  Significant Subsidiaries

     (23)  Consents of Experts

     (27)  Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

         A report on Form 8-K, dated October 15, 1999 was filed in the fourth quarter of 1999 disclosure certain financial information in connection with the acquisition of The Davy Roll Company.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMPCO-PITTSBURGH CORPORATION
                                   (Registrant)

March 14, 2000

                                By     /s/ Louis Berkman
                                -----------------------------------
                                  Director, Chairman of the Board -
                                  Louis Berkman



                                By     /s/ Robert A. Paul
                                -----------------------------------------
                                  Director, President and Chief Executive
                                  Officer -
                                  Robert A. Paul



                                By     /s/ Ernest G. Siddons
                                -----------------------------------------
                                  Director, Executive Vice President
                                  and Chief Operating Officer -
                                  Ernest G. Siddons



                                By     /s/ Marliss D. Johnson
                                ------------------------------------------
                                  Vice President, Controller and Treasurer
                                  (Principal Financial Officer) -
                                  Marliss D. Johnson

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.


March 14, 2000


                                By      /s/ Leonard M. Carroll
                                -----------------------------------
                                        Leonard M. Carroll


                                By     /s/ William D. Eberle
                                ------------------------------------
                                        William D. Eberle


                                By     /s/ Laurence E. Paul
                                ------------------------------------
                                        Laurence E. Paul


                                By     /s/ Carl H. Pforzheimer, III
                                -----------------------------------
                                        Carl H. Pforzheimer, III

             INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA
             ----------------------------------------------------

                                                        Schedule   Page
                                                         Number   Number
                                                        --------  ------

Index to Ampco-Pittsburgh Corporation Financial Data              F-1

Report of Independent Accountants                                 F-2

Valuation and Qualifying Accounts and Reserves          II        F-3


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated balance sheet of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, and have issued our report thereon dated January 31, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included financial statement schedule II, Valuation and Qualifying Accounts, of Ampco-Pittsburgh Corporation and subsidiaries for the year ended December 31, 1999. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
Pittsburgh, Pennsylvania
January 31, 2000

Schedule II
-----------

Ampco-Pittsburgh Corporation
Valuation and qualifying accounts and reserves
December 31, 1999


 Column A               Column B                      Column C                       Column D          Column E
Description            Balance at      -------------- Additions  -------------                        Balance at
                      beginning of     Charged to costs      Charged to others      Deductions-         end of
                         period         and expenses        accounts - describe      describe           period
Allowance for doubt-    $691,090           $296,455             $112,106 (1)        ($735,513) (2)    $364,138
ful accounts

(1) Represents allowance established for potentially uncollectible accounts in connection with The Davy Roll Group acquisition on August 2, 1999.

(2) Represents primarily writeoff of accounts receivable customer balances.