Form 10-Q
period 2000-03-31
AMPCO PITTSBURGH CORP
filed 2000-05-15
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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



On May 12, 2000, 9,602,621 common shares were outstanding.



                          -    1 -



                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                                 Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
               March   31,  2000  and  December   31,   1999          3

           Consolidated Statements of Income -
             Three Months Ended March 31, 2000
               and 1999                                               4

           Condensed  Consolidated Statements of Cash  Flows -
             Three Months Ended March 31, 2000
               and 1999                                               5

           Notes   to   Consolidated  Financial   Statements          6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                    9


Part II -  Other Information:


           Exhibits    and   Reports    on    Form    8-K            12

           Signatures                                                14

           Exhibits

             -   Exhibit 27





                          -    2 -


                PART I -FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)



                                      March 31,      December 31,
                                        2000             1999
Assets
Current assets:
Cash and cash equivalents             $ 20,396,811   $ 16,322,834
Receivables, less allowance for
 doubtful accounts of $429,292 in
 2000 and $364,138 in 1999              48,888,080     51,114,519
Inventories                             47,963,203     47,281,320
Other                                    4,323,831      3,864,604
     Total current assets              121,571,925    118,583,277

Property, plant and equipment, at cost:
  Land and land improvements             5,157,341      5,269,931
  Buildings                             28,621,369     28,981,171
  Machinery and equipment              135,372,075    134,402,869
                                       169,150,785    168,653,971
  Accumulated depreciation             (81,506,708)   (79,933,027)
     Net property, plant and equipment  87,644,077     88,720,944
Prepaid pension                         15,059,325     14,679,325
Other noncurrent assets                 12,659,609     13,824,778
                                      $236,934,936   $235,808,324

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                      $ 13,258,694   $ 14,197,817
Accrued payrolls and employee benefits   9,181,312      9,395,336
Other                                   15,986,095     16,699,277
     Total current liabilities          38,426,101     40,292,430
Employee benefit obligations            15,674,438     15,716,358
Industrial revenue bond debt            14,661,000     14,661,000
Deferred income taxes                   11,996,269     11,440,862
Other noncurrent liabilities             1,126,323      1,077,948
     Total liabilities                  81,884,131     83,188,598
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                     -               -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,602,621 in 2000
 and 9,590,121 in 1999                   9,602,621      9,590,121
Additional paid-in capital             102,780,980    102,668,480
Retained earnings                       43,238,704     40,034,339
Accumulated other comprehensive (loss)
 income                                   (571,500)       326,786
     Total shareholders' equity        155,050,805    152,619,726
                                      $236,934,936   $235,808,324

             See Notes to Consolidated Financial Statements.

                          -    3 -





                AMPCO-PITTSBURGH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)





                                   Three Months Ended March 31,
                                       2000            1999

Net sales                           $ 59,469,353   $ 49,417,506

Operating costs and expenses:
Cost of products sold
   (excluding depreciation)           42,911,588     35,088,097
Selling and administrative             8,035,682      7,181,088
Depreciation                           2,030,711      1,908,626
                                      52,977,981     44,177,811

Income from operations                 6,491,372      5,239,695

Other income (expense) - net            (156,744)       (98,079)
Income before income taxes             6,334,628      5,141,616
Income taxes                           2,170,000      1,740,000

Net income                          $  4,164,628   $  3,401,616


Basic and diluted earnings
 per share                          $       0.43   $       0.36

Cash dividends declared per share   $       0.10   $       0.10

Weighted average number of
 common shares outstanding             9,595,341      9,577,621





         See Notes to Consolidated Financial Statements

                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)




                                      Three Months Ended March 31,
                                          2000        1999

Net cash flows provided by operating
 activities                           $ 5,883,726  $   5,146,800

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                           (3,383,134)    (2,961,511)
  Proceeds from sale of business
    (Note 2)                            1,272,882              -
  Proceeds from sale of investments     1,297,248              -
  Use of unexpended industrial revenue
   bond proceeds                               -         150,013
  Net cash flows (used in) investing
   activities                            (813,004)    (2,811,498)

Cash flows from financing activities:
  Proceeds from industrial revenue bonds        -      2,075,000
  Proceeds from the issuance of stock     125,000              -
  Dividends paid                         (959,012)      (957,762)

  Net cash flows (used in) provided by
   financing activities                  (834,012)     1,117,238

Effect of exchange rate changes on cash
 and cash equivalents                    (162,733)      (121,258)

Net increase in cash and cash
 equivalents                            4,073,977      3,331,282
Cash and cash equivalents at
 beginning of period                   16,322,834     33,107,815

Cash and cash equivalents at
 end of period                        $20,396,811   $ 36,439,097

Supplemental information:
  Income tax payments                 $   116,950   $    734,010
  Interest payments                       215,514        177,241


Noncash investing and financing activities:  Note 2



       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of March 31, 2000, and the consolidated statements of income and of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

2. Business Acquisition

   On August 2, 1999, the Corporation acquired the stock of The Davy Roll Company and two smaller companies. The consolidated financial statements include the results of operations of Davy from its acquisition date of August
   2, 1999. The pro forma financial information is based on the unaudited financial statements for each of these companies. The consolidated results of operations for the first quarter 1999, on a pro forma basis, as though the business had been acquired as of January 1, 1999, are as follows (in thousands except for per share information):


      Net sales              $ 61,557
      Net income             $  3,418
      Basic and diluted
        earnings per share   $   0.36

   The unaudited pro forma financial information is included for comparative purposes only and is not intended to be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1999 or that may be obtained in the future.

   In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of The Davy Roll Company for approximately net book value. A portion of the proceeds included a $400,000 note, secured by a first priority mortgage, on the property. The note is payable in two equal annual installments beginning in January 2001. Interest accrues on the outstanding balance at base rate plus 1%.

3. Inventory

   At March 31, 2000 and December 31, 1999, approximately
   65% and 63%, respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                             (in thousands)
                        March 31,       December 31,
                          2000              1999
   Raw materials      $ 13,660           $ 11,714
   Work-in-process      26,305             26,212
   Finished goods        3,981              4,084
   Supplies              4,017              5,271
                      $ 47,963           $ 47,281

4. Comprehensive Income

   The Corporation's comprehensive income for the three months ended March 31, 2000 and 1999 consisted of:

                                            (in thousands)
                                        Three Months Ended
                                             March 31,

                                          2000       1999
   Net income                           $ 4,165     $ 3,402
   Foreign currency translation            (769)     (1,067)
   Unrealized holding (losses)
     gains on securities                   (129)         29
   Comprehensive income                 $ 3,267     $ 2,364

5. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. In February 2000, 12,500 options were exercised resulting in a weighted average number of common shares outstanding for the three months ended
   March 31, 2000 of 9,595,341 shares. The weighted average number of common shares outstanding for the three months ended March 31, 1999 equaled 9,577,621 shares.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,611,127 shares and 9,580,984 shares for the three months ended March 31, 2000 and 1999, respectively.

6. Business Segments

   Presented below are the net sales and income before taxes for the Corporation's three business segments.


                                    (in thousands)
                                  Three Months Ended March 31

                               Net Sales     Income Before Taxes

                            2000     1999      2000      1999

   Forged and Cast Rolls $ 32,357  $ 22,440  $  3,694  $  2,709
   Air and Liquid
     Processing            18,387    17,126     2,151     1,648
   Plastics Processing
     Machinery              8,725     9,852       646       883
         Total Reportable
           Segments        59,469    49,418     6,491     5,240
   Other income
     (expense) - net           -          -      (156)      (98)

       Total             $ 59,469  $ 49,418  $  6,335  $  5,142


7. Subsequent Event

   Effective April 2000, the number of shares of common stock that may be granted under the 1997 Stock Option
   Plan was increased from 300,000 shares to 600,000 shares.

8. Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative
   Instruments and Hedging Activities". This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. As amended, SFAS No. 133 is first effective for the Corporation for the year ending
   December 31, 2001. The Corporation does not engage in significant activity with respect to derivative instruments or hedging activities. Management is evaluating the impact but does not anticipate adoption of SFAS No. 133 will have a material effect on the financial condition, results of operations or liquidity of the Corporation.

                AMPCO-PITTSBURGH CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Operations for the Three-Month Periods Ended March 31, 2000
and 1999

On August 2, 1999, the Corporation acquired the stock of The
Davy Roll Company and two smaller companies (Davy).
Subsequently, in March 2000, the small roll division was sold for approximately net book value.

Operations

Net Sales. Net sales for the three-month period ended March 31, 2000 were $59,469,000, compared to $49,418,000 for the same period of the prior year. A discussion of the first quarter sales and results for the Corporation's three segments is included below. The order backlog at March 31, 2000 approximated $116,672,000 in comparison to $118,098,000 at December 31, 1999. The sale of the small roll division reduced the backlog by approximately $3,000,000 which was offset primarily by a larger backlog for the Plastics Processing Machinery segment.

Cost of Products Sold. The cost of products sold, excluding depreciation, equaled 72.2% and 71.0% of net sales for the three months ended March 31, 2000 and 1999, respectively. The increase is due primarily to Davy which has a higher cost of production. Without Davy, cost of products sold, excluding depreciation, approximated 70% of net sales.

Income from Operations.  Income from operations increased
$1,251,000 for the three-month period ended March 31, 2000 to $6,491,000 compared to $5,240,000 for the same period of the prior year. This is a result of increased earnings from the Forged and Cast Rolls and the Air and Liquid Processing segments.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment increased for the three months ended March 31, 2000 by $9,917,000 to $32,357,000. This compares with sales of $22,440,000 for the same period of the prior year. The increase is attributable to the acquisition of Davy, and increased shipments by the U.S. operations offset by lower sales of the Belgium operation. Earnings for this segment increased for the three months ended March 31, 2000 by $985,000 to $3,694,000 compared with earnings of $2,709,000 for the comparable prior year period. The increase is attributable to the addition of Davy, favorable product mix and operating efficiencies. Earnings of the Belgium operation continue to be negatively impacted by the strength of the dollar thereby increasing the cost of imported forgings and causing margin erosion.

Air and Liquid Processing. Sales for the Air and Liquid Processing segment improved for the three months ended March 31, 2000 by 7.4% to $18,387,000. This compares with sales of $17,126,000 for the comparable 1999 period. Sales were higher for each of the operations, particularly at the pumps operation. Earnings for this segment increased for the three-month period ended March 31, 2000 to $2,151,000 compared to $1,648,000 for the same period in 1999. Higher sales volumes and improved margins earned principally by the pumps operation account for this increase.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the three months ended March 31, 2000 decreased by $1,127,000 to $8,725,000 from
$9,852,000 for the 1999 period. Earnings decreased for the three months ended March 31, 2000 by $237,000 to $646,000 compared to earnings of $883,000 for the prior year period. Lower opening backlogs for 2000 and unusually high shipments of the machine product line in first quarter 1999 account for this decline.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2000 of $(156,000) compares to $(98,000) for the three months ended March 31, 1999. The increase in expense was due to lower interest earnings attributable to lower cash and cash equivalent balances resulting from the third quarter 1999 acquisition of Davy.
In addition, interest expense was higher due to higher interest rates on existing debt.

Net Income. As a result of all of the above, the Corporation had net income of $4,165,000 for the three months ended March 31, 2000 in comparison to $3,402,000 for the comparable 1999 period.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for first quarter 2000 at $5,884,000 in comparison to positive cash flows of $5,147,000 for first quarter 1999. The difference in cash flows between the two periods results primarily from changes in working capital requirements
(principally accounts receivable and accounts payable which decreased in 2000 but increased in 1999).

Net cash flows used in investing activities were $813,000 in 2000 compared to $2,811,000 in 1999. In March 2000, the
Corporation sold the net assets, excluding accounts receivables, of the small roll division of The Davy Roll Company for approximately $1,673,000. A portion of the proceeds includes a $400,000 note which is payable in two equal annual installments beginning January 2001. Interest accrues on the outstanding balance at base rate plus 1%. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000. Capital expenditures for 2000 totaled $3,383,000 compared to $2,811,000 in 1999, after consideration of reimbursement from unexpended bond proceeds from previously issued bonds. Capital expenditures carried forward from March 31, 2000 approximate $9,800,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements.

Cash used in financing activities for 2000 and 1999 includes payment of quarterly dividends at a rate of $.10 per share. In first quarter 2000, proceeds were received from the issuance of stock under the Corporation's stock option plan resulting in net cash used in financing activities of $834,000. In first quarter 1999, proceeds were received from the issuance of tax-exempt industrial revenue bonds resulting in net cash provided by financing activities of $1,117,000.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at March 31, 2000 was approximately $10,000,000.

With respect to environmental concerns, the Corporation has been named a potentially responsible party at a third party site. The Corporation has accrued its share of the estimated cost of remedial actions it would likely be required to contribute. While it is not possible to quantify with certainty the potential cost of actions regarding environmental matters, particularly any future remediation and other compliance efforts, in the opinion of management, compliance with the present environmental protection laws and the potential liability for all environmental proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

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

Impact of Year 2000

Each subsidiary had reviewed its information and operational systems and manufacturing processes to identify those products, services or systems that were not Year 2000 compliant. As a result of these reviews, certain information and operational systems were modified or replaced so they would be Year 2000 compliant. These modifications and replacements were made in conjunction with the Corporation's overall systems initiatives. The Corporation did not experience and does not anticipate any business interruption as a result of Year 2000 compliance issues.

Conversion to the Euro

The Corporation has identified issues that may result from conversion to the Euro which include primarily changes to information systems at its Belgian operation. The
Corporation does not expect the conversion to the Euro will have a material impact on its financial condition, results of operations or liquidity.

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

        4.Instruments defining the rights of securities holders

            (a)    Rights Agreement between Ampco-
                   Pittsburgh Corporation and Chase Mellon
                   Shareholder Services dated as of
                   September 28, 1998.

                   Incorporated by reference to the Form 8-
                   K Current Report dated September 28,
                   1998.

        10. Material Contracts

            (a)    1988 Supplemental Executive Retirement Plan

                    Incorporated by reference to the
                    Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1996.

            (b)    Severance Agreements between Ampco-
                    Pittsburgh Corporation and certain
                    officers and employees of Ampco-
                    Pittsburgh Corporation.

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

            (c)    1997 Stock Option Plan, as amended.

                    Incorporated by reference to the Proxy
                    Statements dated March 14, 1997 and
                    March 15, 2000.

        27.  Financial Data Schedule


     (b)     Reports on Form 8-K

        None

                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  May 12, 2000              BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                       Chief Executive Officer




DATE:  May 12, 2000              BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                       Controller and Treasurer