Form 10-Q
period 2000-06-30
AMPCO PITTSBURGH CORP
filed 2000-08-08
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

                       YES  X       NO



On August 7, 2000, 9,602,621 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999               3

           Consolidated Statements of Income -
             Six Months Ended June 30, 2000 and 1999;
             Three Months Ended June 30, 2000
              and 1999                                           4

           Condensed  Consolidated Statements of Cash  Flows -
             Six Months Ended June 30, 2000
              and 1999                                           5

           Notes to Consolidated Financial Statements            6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                               9


Part II -  Other Information:


              Exhibits and Reports on Form 8-K                  12

              Signatures                                        14

              Exhibits

                - Exhibit 27




                PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)


                                       June 30,     December 31,
                                         2000           1999 *
Assets
Current assets:
Cash and cash equivalents             $ 17,490,728   $ 16,322,834
Receivables, less allowance for
 doubtful accounts of $368,738 in
 2000 and $364,138 in 1999              47,379,722     51,114,519
Inventories                             47,638,388     47,281,320
Other                                    4,666,638      3,864,604
     Total current assets              117,175,476    118,583,277

Property, plant and equipment, at cost:
  Land and land improvements             5,157,369      5,269,931
  Buildings                             28,777,251     28,981,171
  Machinery and equipment              140,203,233    134,402,869
                                       174,137,853    168,653,971
  Accumulated depreciation             (83,420,668)   (79,933,027)
     Net property, plant and equipment  90,717,185     88,720,944
Prepaid pension                         15,439,326     14,679,325
Other noncurrent assets                 12,787,467     13,824,778
                                      $236,119,454   $235,808,324

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                      $ 11,841,301   $ 14,197,817
Accrued payrolls and employee benefits   8,291,686      8,845,358
Other                                   14,350,750     16,433,775
     Total current liabilities          34,483,737     39,476,950
Employee benefit obligations            16,574,195     16,770,655
Industrial revenue bond debt            14,661,000     14,661,000
Deferred income taxes                   11,992,379     11,440,862
Other noncurrent liabilities               805,530        839,131
     Total liabilities                  78,516,841     83,188,598
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                     -               -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,602,621 in 2000
 and 9,590,121 in 1999                   9,602,621      9,590,121
Additional paid-in capital             102,780,980    102,668,480
Retained earnings                       46,310,787     40,034,339
Accumulated other comprehensive (loss)
 income                                 (1,091,775)       326,786
     Total shareholders' equity        157,602,613    152,619,726
                                      $236,119,454   $235,808,324

* Reclassified for comparative purposes


             See Notes to Consolidated Financial Statements.




                AMPCO-PITTSBURGH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)





                             Six Months Ended June 30,    Three Months Ended June 30,
                                2000          1999            2000          1999

Net sales                    $116,263,743  $ 98,291,408   $ 57,044,913  $ 48,873,902

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)    84,414,559    68,457,521     41,753,494    33,369,424
 Selling and administrative    15,334,730    14,674,499      7,299,048     7,493,411
 Depreciation                   3,939,332     3,821,590      1,908,621     1,912,964
                              103,688,621    86,953,610     50,961,163    42,775,799
Income from operations         12,575,122    11,337,798      6,083,750     6,098,103

Other income (expense) - net     (170,149)       28,040        (13,405)  126,119
Income before income taxes     12,404,973    11,365,838      6,070,345     6,224,222
Income taxes                    4,208,000     3,960,000      2,038,000     2,220,000

Net income                   $  8,196,973  $  7,405,838   $  4,032,345  $  4,004,222

Basic and diluted earnings
 per share                   $       0.85  $       0.77   $       0.42  $       0.42

Cash dividends declared
 per share                   $       0.20  $       0.20   $       0.10  $       0.10

Weighted average number of
 common shares outstanding      9,598,981     9,581,143      9,602,621     9,584,626








             See Notes to Consolidated Financial Statements



                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)




                                             Six Months Ended June 30,
                                                  2000        1999

Net cash flows provided by operating
 activities                                  $  8,931,614  $ 10,202,234

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                   (8,345,112)   (5,253,909)
  Proceeds from sale of business (Note 2)       1,272,882             -
  Proceeds from sale of investments             1,297,248             -
  Use of unexpended industrial revenue
   bond proceeds                                        -       504,625
  Reimbursement of purchase price (Note 2)        298,058             -
  Net cash flows (used in) investing
   activities                                  (5,476,924)   (4,749,284)

Cash flows from financing activities:
  Proceeds from industrial revenue bonds                -     2,075,000
  Proceeds from the issuance of stock             125,000       125,000
  Dividends paid                               (1,919,274)   (1,915,524)

  Net cash flows (used in) provided by
   financing activities                        (1,794,274)      284,476

Effect of exchange rate changes on cash
 and cash equivalents                            (492,522)     (178,266)

Net increase in cash and cash
 equivalents                                    1,167,894     5,559,160
Cash and cash equivalents at
 beginning of period                           16,322,834    33,107,815

Cash and cash equivalents at
 end of period                               $ 17,490,728  $ 38,666,975



Noncash investing and financing activities:  Note 2



       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the six and three months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flow for the six months ended June 30, 2000 and 1999 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

2. Business Acquisition

   On August 2, 1999, the Corporation acquired the stock of
   The Davy Roll Company and two smaller companies
   (collectively, Davy) for approximately $24,000,000.
   During the second quarter 2000, approximately $300,000
   was returned to the Corporation by the seller based on
   the balance sheet of Davy as at the date of the
   transaction. The consolidated financial statements
   include the results of operations of Davy from its
   acquisition date of August 2, 1999.  The pro forma
   financial information is based on the unaudited
   financial statements for each of the companies.  The
   consolidated results of operations, on a pro forma
   basis, as though the business had been acquired as of
   January 1, 1999, are as follows (in thousands except for
   per share information):
                                         Six Months Ended
                                           June 30, 1999
      Net sales                           $  123,681
      Net income                          $    7,863
      Basic and diluted
        earnings per share                $     0.82

   The unaudited pro forma financial information is included for comparative purposes only and is not intended to be indicative of the results that would have occurred if the acquisition had been consummated on January 1, 1999 or that may be obtained in the future.

   In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of The Davy Roll Company for approximately net book value. A portion of the proceeds included a $400,000 note, secured by a first priority mortgage, on the property. The note is payable in two equal annual installments beginning in January 2001. Interest accrues on the outstanding balance at base rate, as defined in the agreement, plus 1%.

3. Inventory

   At June 30, 2000 and December 31, 1999, approximately
   66% and 63%, respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                             (in thousands)
                        June 30,        December 31,
                         2000               1999
   Raw materials      $ 12,528           $ 11,714
   Work-in-process      26,455             26,212
   Finished goods        3,914              4,084
   Supplies              4,741              5,271
                      $ 47,638           $ 47,281

4. Comprehensive Income

   The Corporation's comprehensive income for the six and three months ended June 30, 2000 and 1999 consisted of:

                                     (in thousands)
                        Six Months Ended   Three Months Ended
                             June 30,            June 30,

                           2000     1999      2000     1999
   Net income            $ 8,197  $ 7,406   $ 4,032  $ 4,004
   Foreign currency
    translation           (1,333)  (1,449)     (564)    (382)
   Unrealized holding
    (losses) gains on
    securities               (86)     128        43       99
   Comprehensive income  $ 6,778  $ 6,085   $ 3,511  $ 3,721

5. Stock Option Plan

   In April 2000, the shareholders approved an amendment to the 1997 Stock Option Plan increasing the aggregate number of options available to be granted from 300,000 to 600,000. In May 2000, options for 272,500 shares of common stock were granted at an exercise price of $10.8125 per share which was the market price on the date of grant.

6. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. In February 2000, 12,500 options were exercised resulting in a weighted average number of common shares outstanding for the six and three months ended June 30, 2000 of 9,598,981 and 9,602,621 shares, respectively. The weighted average number of common shares outstanding for the six and three months ended June 30, 1999 equaled 9,581,143 and 9,584,626 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,616,388 shares and 9,620,915 shares for the six and three months ended June 30, 2000, respectively, and 9,599,939 and 9,615,941 for the six and three months ended June 30 1999, respectively.

7. Business Segments

   Presented below are the net sales and income before taxes for the Corporation's three business segments.


                             Six Months Ended    Three Months Ended
                                 June 30,             June 30,
                              2000     1999       2000      1999
   Net Sales:
     Forged and Cast Rolls $ 61,489  $ 42,709   $ 29,383 $ 20,269
     Air and Liquid
      Processing             37,240    36,041     18,852   18,915
     Plastics Processing
      Machinery              17,535    19,541      8,810    9,689
        Total Reportable
         Segments          $116,264  $ 98,291   $ 57,045 $ 48,873

   Income before Taxes:
     Forged and Cast Rolls $  7,233  $  5,558   $  3,488 $  2,849
     Air and Liquid
      Processing              4,368     3,834      2,255    2,186
     Plastics Processing
      Machinery                 974     1,946        341    1,063
        Total Reportable
         Segments            12,575    11,338      6,084    6,098
     Other income
      (expense) - net          (170)       28        (14)     126

       Total               $ 12,405  $ 11,366   $  6,070 $  6,224

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue
   Recognition in Financial Statements". SAB No. 101 is effective for the Corporation in fourth quarter 2000.
   Management is evaluating the impact but does not anticipate adoption of SAB No. 101 will have a material effect on the financial condition, results of operations or liquidity of the Corporation.

                AMPCO-PITTSBURGH CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operations for the Six and Three Months Ended June 30, 2000
and 1999

On August 2, 1999, the Corporation acquired the stock of The
Davy Roll Company and two smaller companies (Davy).
Subsequently, in March 2000, the small roll division was sold for approximately net book value.

Operations

Net Sales. Net sales for the six and three months ended June 30, 2000 were $116,264,000 and $57,045,000, respectively, compared to $98,291,000 and $48,873,000, respectively, for the same periods of 1999. A discussion of the second quarter and year-to-date sales for the Corporation's three segments is included below. Order backlogs remained relatively consistent and approximated $118,000,000 and $118,100,000 at June 30, 2000 and December
31, 1999, respectively. An increase in backlog for the Air and Liquid Processing and the Plastics Processing Machinery segments offset the decrease in backlog for the Forge and Cast Rolls segment which includes a $3,000,000 reduction from the sale of the small roll division.

Cost of Products Sold. The cost of products sold, excluding depreciation, equaled 72.6% and 73.2%, respectively of net sales for the six and three months ended June 30, 2000.
This compares with the prior comparable periods of 69.6% and 68.3%, respectively. The increase is due primarily to Davy which has a higher cost of products sold. Without Davy, cost of products sold, excluding depreciation, approximated 70.5% and 71.2%, respectively, of net sales for the six and three months ended June 30, 2000, which is primarily reflective of mix.

Income from Operations. Income from operations increased $1,237,000 for the six-month period ended June 30, 2000 to $12,575,000 and decreased $14,000 for the three-month period ended June 30, 2000 to $6,084,000, both compared to the respective prior year periods. A discussion of the second quarter and year-to-date results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment increased for the six and three months ended June 30, 2000 by $18,780,000 and $9,114,000 to $61,489,000 and
$29,383,000, respectively. This compares to sales of $42,709,000 and $20,269,000 for the six and three months ended June 30, 1999, respectively. Earnings increased for the six and three months ended June 30, 2000 by $1,675,000 and $639,000 to $7,233,000 and $3,488,000, respectively, compared to earnings of $5,558,000 and $2,849,000 for the prior year respective periods. The increase in sales and earnings is primarily attributable to the third quarter 1999 acquisition of Davy. Excluding Davy, sales for the six months ended June 30, 2000 decreased approximately $2,000,000 from the comparable 1999 period resulting from lower overseas sales which have been impacted by the strength of the dollar and increased competition and which were only partially offset by higher domestic sales. Operating income, excluding Davy, increased approximately 11% in the first six months of 2000 despite the decrease in sales due principally to lower depreciation.

Air and Liquid Processing. For the six months ended June 30, 2000, sales for the Air and Liquid Processing segment increased $1,199,000 to $37,240,000 and earnings increased $534,000 to $4,368,000. This compares to sales and earnings of $36,041,000 and $3,834,000, respectively, for the six months ended June 30, 1999. An increase in pumps sales to the power generation industry and the Navy account for this increase offsetting the lower sales of the air handling system operation which benefited from a large, unique shipment of a specialized air handling units in the second quarter of 1999. Despite the decrease in sales of $63,000 for the three months ended June 30, 2000, in comparison to the same period in 1999, operating income improved $69,000 as a result higher volumes and improved margins on pump sales and improved sales of heat exchange coils.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the six and three month periods ended June 30, 2000 decreased by $2,006,000 and $879,000 to $17,535,000 and $8,810,000, respectively.
Earnings decreased for the six and three months ended June 30, 2000 by $972,000 and $722,000 to $974,000 and $341,000,
respectively. Product mix as well as a general slowdown in the extrusion and injection molding markets account for this decline. In addition, year-to-date results for 1999 benefitted from unusually high shipments of the machine product line.

Other Income (Expense). Other income (expense) for the six and three months ended June 30, 2000 of $(170,000) and $(14,000) compares to $28,000 and $126,000 for the comparable periods in 1999. The increase in expense is due to lower interest earnings attributable to lower cash and cash equivalent balances resulting from the third quarter 1999 acquisition of Davy. In addition, interest expense for the six months ended June 30, 2000 was higher due to higher interest rates and fees on industrial revenue bond debt.

Net Income. As a result of all of the above, the Corporation had net income for the six and three months of 2000 of $8,197,000 and $4,032,000, respectively. This compares with $7,406,000 and $4,004,000 for the 1999
comparable periods.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for the six months ended June 30, 2000 at $8,932,000 in comparison to positive cash flows of $10,202,000 for the six months ended June 30, 1999. The difference in cash flows between the two periods results primarily from changes in working capital requirements (principally accounts receivable and accounts payable which decreased in 2000 but increased in 1999 as well as a larger increase in inventories in 2000 versus 1999).

Net cash flows used in investing activities were $5,477,000 in 2000 compared to $4,749,000 in 1999. Capital expenditures for 2000 totaled $8,345,000 compared to $4,749,000 in 1999, after consideration of reimbursement from unexpended bond proceeds from previously issued bonds. Capital expenditures carried forward from June 30, 2000 approximate $8,800,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of

Davy for approximately $1,673,000. A portion of the proceeds includes a $400,000 note which is payable in two equal annual installments beginning January 2001. Interest accrues on the outstanding balance at base rate, as defined in the agreement, plus 1%. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000.

Cash used in financing activities for 2000 and 1999 includes payment of quarterly dividends at a rate of $.10 per share. In first quarter 1999, proceeds were received from the issuance of tax-exempt industrial revenue bonds. In addition, proceeds were received from the issuance of stock under the Corporation's stock option plan in 2000 and 1999 resulting in net cash used in financing activities of $(1,794,000) for 2000 and cash provided by financing activities of $284,000 for 1999.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at June 30, 2000 was approximately $10,000,000.

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

                 PART II - OTHER INFORMATION
                AMPCO-PITTSBURGH CORPORATION




Items 1-3. None

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 5, 2000 at the annual meeting of shareholders, Robert A. Paul and William D. Eberle were elected directors of the Registrant by the following votes:

                                            For      Withheld

           Robert A. Paul                6,734,739   1,828,132

           William D. Eberle             6,708,992   1,853,879

           The shareholders also approved an amendment of the 1997 Stock Option Plan to increase the aggregate number of shares with respect to which Awards may be granted from 300,000 to 600,000 by the following votes:

           5,786,286 (For); 2,557,893 (Against); 218,691 (Abstain)

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





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  August 7, 2000            BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                       Chief Executive Officer




DATE:  August 7, 2000            BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                       Controller and Treasurer