Form 10-Q
period 2000-09-30
AMPCO PITTSBURGH CORP
filed 2000-11-14
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

                       YES  X       NO



On November 13, 2000, 9,602,621 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I -   Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 2000 and December 31, 1999        3

           Consolidated Statements of Income -
             Nine Months Ended September 30, 2000 and 1999;
             Three Months Ended September 30, 2000
              and 1999                                       4

           Condensed  Consolidated Statements of Cash  Flows -
             Nine Months Ended September 30, 2000
              and 1999                                       5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                           9


Part II -  Other Information:




           Signatures                                       14

           Exhibits

            - Exhibit 27

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)


                                    September 30,    December 31,
                                        2000              1999*
Assets
Current assets:
Cash and cash equivalents             $ 22,208,300   $ 16,322,834
Receivables, less allowance for
 doubtful accounts of $439,486 in
 2000 and $364,138 in 1999              43,575,119     51,114,519
Inventories                             47,100,387     47,281,320
Other                                    3,868,391      3,864,604
     Total current assets              116,752,197    118,583,277

Property, plant and equipment, at cost:
  Land and land improvements              5,157,369     5,269,931
  Buildings                              28,787,822    28,981,171
  Machinery and equipment               141,386,777   134,402,869
                                        175,331,968   168,653,971
  Accumulated depreciation              (84,823,614)  (79,933,027)
     Net property, plant and equipment   90,508,354    88,720,944
Prepaid pension                          16,566,924    14,679,325
Other noncurrent assets                  12,681,551    13,824,778
                                       $236,509,026  $235,808,324

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                       $ 11,609,901  $ 14,197,817
Accrued payrolls and employee benefits    8,097,813     8,845,358
Other                                    14,389,864    16,433,775
     Total current liabilities           34,097,578    39,476,950
Employee benefit obligations             16,642,008    16,770,655
Industrial revenue bond debt             14,661,000    14,661,000
Deferred income taxes                    11,914,015    11,440,862
Other noncurrent liabilities                663,841       839,131
     Total liabilities                   77,978,442    83,188,598
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                     -              -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,602,621 in 2000
 and 9,590,121 in 1999                   9,602,621      9,590,121
Additional paid-in capital             102,780,980    102,668,480
Retained earnings                       48,650,332     40,034,339
Accumulated other comprehensive (loss)
 income                                 (2,503,349)       326,786
     Total shareholders' equity         158,530,584   152,619,726
                                       $236,509,026  $235,808,324
* Reclassified for comparative purposes



             See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
              CONSOLIDATED STATEMENTS OF INCOME
                         (UNAUDITED)




                         Nine Months Ended Sept. 30,       Three Months Ended Sept. 30,
                                2000        1999              2000           1999

Net sales                    $167,823,636   $150,188,978  $ 51,559,893  $ 51,897,570

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)   121,676,337    105,818,439    37,261,778    37,360,918
 Selling and administrative    22,624,016     21,882,511     7,289,286     7,208,012
 Depreciation                   5,715,635      5,822,313     1,776,303     2,000,723
                              150,015,988    133,523,263    46,327,367    46,569,653
Income from operations         17,807,648     16,665,715     5,232,526     5,327,917

Other income (expense) - net     (341,868)       (12,712)     (171,719)  (40,752)
Income before income taxes     17,465,780     16,653,003     5,060,807     5,287,165
Income taxes                    5,969,000      5,780,000     1,761,000     1,820,000

Net income                   $ 11,496,780   $ 10,873,003  $  3,299,807  $  3,467,165

Basic and diluted earnings
 per share                   $       1.20   $       1.13  $       0.34  $       0.36

Cash dividends declared
 per share                   $       0.30   $       0.30  $       0.10  $       0.10

Weighted average number of
 common shares outstanding      9,600,203      9,584,169     9,602,621     9,590,121







             See Notes to Consolidated Financial Statements

                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)




                                      Nine Months Ended Sept. 30,
                                          2000        1999

Net cash flows provided by operating
 activities                           $ 16,571,680  $ 16,925,041

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                           (10,465,217)   (8,741,830)
  Proceeds from sale of business
   (Note 7)                              1,760,613         -
  Proceeds from sale of investments      1,297,248         -
  Proceeds from sales of property,
   plant and equipment                      -            401,897
  Use of unexpended industrial revenue
   bond proceeds                            -            504,625
  Business acquisitions (Note 7)            -        (23,591,200)
  Reimbursement of purchase price
   (Note 7)                                298,058         -
  Net cash flows (used in) investing
   activities                           (7,109,298)  (31,426,508)

Cash flows from financing activities:
  Proceeds from industrial revenue bonds     -         2,075,000
  Proceeds from the issuance of stock     125,000        125,000
  Dividends paid                       (2,879,537)    (2,874,536)

  Net cash flows (used in) financing
   activities                          (2,754,537)      (674,536)

Effect of exchange rate changes on cash
 and cash equivalents                    (822,379)          (848)

Net increase (decrease) in cash and
 cash equivalents                       5,885,466    (15,176,851)
Cash and cash equivalents at
 beginning of period                   16,322,834     33,107,815

Cash and cash equivalents at
 end of period                       $ 22,208,300   $ 17,930,964





       See Notes to Consolidated Financial Statements.

                  AMPCO-PITTSBURGH CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the nine and three months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2. Inventory

   At September 30, 2000 and December 31, 1999, approximately
   67% and 63% respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                             (in thousands)
                        September 30,   December 31,
                          2000              1999
   Raw materials      $ 12,227           $ 11,714
   Work-in-process      26,481             26,212
   Finished goods        3,684              4,084
   Supplies              4,708              5,271
                      $ 47,100           $ 47,281

3. Comprehensive Income

   The Corporation's comprehensive income for the nine and three months ended September 30, 2000 and 1999 consisted of:

                                (in thousands)
                     Nine Months Ended  Three Months Ended
                       September 30,       September 30,

                          2000      1999     2000       1999
   Net income           $11,497   $10,873  $ 3,300   $ 3,467
   Foreign currency
    translation          (2,807)    1,400   (1,474)    2,849
   Unrealized holding
    (losses) gains on
    securities              (23)      (14)      63      (142)
   Comprehensive income $ 8,667   $12,259  $ 1,889   $ 6,174

4. Stock Option Plan

   In April 2000, the shareholders approved an amendment to the 1997 Stock Option Plan increasing the aggregate number of options available to be granted from 300,000 to 600,000. In May 2000, options for 272,500 shares of common stock were granted at an exercise price of $10.8125 per share which was the market price on the date of grant.

5. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. In February 2000, 12,500 options were exercised resulting in a weighted average number of common shares outstanding for the nine and three months ended September 30, 2000 of 9,600,203 and 9,602,621 shares, respectively. The weighted average number of common shares outstanding for the nine and three months ended September 30, 1999 equaled 9,584,169 and 9,590,121 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,619,477 shares and 9,625,979 shares for the nine and three months ended September 30, 2000, respectively, and 9,610,160 and 9,629,552 for the nine and three months ended September 30, 1999, respectively.

6. Business Segments

   Presented below are the net sales and income before taxes for the Corporation's three business segments.




                             Nine Months Ended   Three Months Ended
                              September 30,        September 30,
                              2000     1999       2000     1999
   Net Sales:
     Forged and Cast Rolls $ 87,264  $ 68,297   $ 25,774 $ 25,588
     Air and Liquid
      Processing             55,427    54,549     18,163   18,509
     Plastics Processing
      Machinery              25,133    27,343      7,623    7,801
        Total Reportable
         Segments          $167,824  $150,189   $ 51,560 $ 51,898

   Income before Taxes:
     Forged and Cast Rolls $  9,635  $  8,059   $  2,364 $  2,663
     Air and Liquid
      Processing              6,687     6,318      2,359    2,404
     Plastics Processing
      Machinery               1,486     2,289        510      261
        Total Reportable
         Segments            17,808    16,666      5,233    5,328
     Other income
      (expense) - net          (342)      (13)      (172)     (41)

       Total               $ 17,466  $ 16,653   $  5,061 $  5,287



7. Business Acquisitions/Divestitures

   On August 2, 1999, the Corporation acquired the stock of The Davy Roll Company and two smaller companies (collectively, Davy) for approximately $24,000,000. During the second quarter 2000, approximately $300,000 was returned to the Corporation by the seller based on the balance sheet of Davy as at the date of the transaction. In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of The Davy Roll for approximately net book value. A portion of the proceeds included notes which were repaid early (in September 2000). The proceeds exceeded the carrying value of the notes by approximately $100,000; accordingly, a gain was recorded.

8. Subsequent Event

   On October 27, 2000, the Corporation purchased the outstanding stock of a company which manufactures heat transfer rolls for approximately $1,300,000, plus the assumption of debt. The company compliments the previously existing Plastics Processing Machinery Segment. The acquisition will be accounted for as a purchase transaction in accordance with APB. No. 16, "Business Combinations".

9. Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. As amended, SFAS No. 133 is effective for the Corporation on January 1, 2001. Management is currently identifying and documenting the various derivative instruments used throughout the Corporation as well as the Corporate accounting policy with respect to each. The Corporation, however, does not engage in significant activity with respect to derivative instruments or hedging activities; accordingly, management does not anticipate adoption of SFAS No. 133 will have a material effect on the financial condition, results of operations or liquidity of the Corporation.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 is effective for the Corporation in fourth quarter 2000. Management is evaluating the impact of SAB No. 101 but does not anticipate its adoption will have a material effect on the financial condition, results of operations or liquidity of the Corporation.

                  AMPCO-PITTSBURGH CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Nine and Three Months Ended September 30, 2000
and 1999

On August 2, 1999, the Corporation acquired the stock of The Davy
Roll Company and two smaller companies (Davy) and subsequently sold the small roll division of Davy in March 2000.

Operations

Net Sales. Net sales for the nine and three months ended September 30, 2000 were $167,824,000 and $51,560,000, respectively, compared to $150,189,000 and $51,898,000, respectively, for the same periods of 1999. A discussion of the third quarter and year-to-date sales for the Corporation's three segments is included below. Order backlogs improved to approximately $120,500,000 at September 30, 2000 in comparison to $118,100,000 at December 31, 1999. An increase in backlog for the Air and Liquid Processing and the Plastics Processing Machinery segments offset the decrease in backlog for the Forge and Cast Rolls segment which includes a $3,000,000 reduction from the sale of the small roll division of Davy.

Cost of Products Sold. The cost of products sold, excluding depreciation, equaled 72.5% and 72.3%, respectively of net sales for the nine and three months ended September 30, 2000. This compares with the prior comparable periods of 70.5% and 72.0%, respectively. The increase for the nine and three months ended September 30, 2000 is due primarily to Davy which has a higher cost of products sold. Without Davy, cost of products sold, excluding depreciation, approximated 70.1% and 69.2% of net sales for the nine and three months ended September 30, 2000, respectively, in comparison to 69.6% and 69.5% of net sales for the nine and three months ended September 30, 1999, respectively.

Income from Operations. Income from operations increased $1,142,000 for the nine-month period ended September 30, 2000 to $17,808,000 and decreased $95,000 for the three-month period ended September 30, 2000 to $5,233,000, both compared to the respective prior year periods. A discussion of the third quarter and year-to-date results for the Corporation's three segments is included below. Operating income for the nine and three months ended September 30, 2000 benefited from lower pension costs of approximately $1,350,000 and $850,000, respectively, due principally to better than expected investment returns on plan assets.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment increased for the nine and three months ended September
30, 2000 by $18,967,000 and $186,000 to $87,264,000 and $25,774,000,
respectively. The increase in sales is primarily attributable to the third quarter 1999 acquisition of Davy. Excluding Davy, sales decreased from the comparable prior year periods by approximately $3,826,000 and $1,794,000 for the nine and three month periods ended September 30, 2000, respectively. The decrease in sales for the nine months ended September 30, 2000 is primarily due to lower overseas sales which have been impacted by the strength of the dollar and due to a strike at one of its forged roll finishing plants throughout the month of September, which was subsequently settled on October 29, 2000. The decrease in sales for the three months ended September 30, 2000 is primarily due to the strike. Operating income increased for the nine months ended September 30, 2000 by $1,576,000 to $9,635,000 but decreased $299,000 to $2,364,000 for the three months ended September 30, 2000. Excluding Davy, operating income increased approximately $453,000 for the nine months ended September 30, 2000 despite the decrease in sales due principally to lower depreciation and favorable adjustments to pension expense offset by the effects of the strike. Excluding Davy, operating income decreased by $377,000 for the three months ended September 30, 2000.

Air and Liquid Processing.  For the nine months ended September
30, 2000, sales for the Air and Liquid Processing segment increased $878,000 to $55,427,000 and earnings increased $369,000 to $6,687,000. This compares to sales and earnings of $54,549,000 and $6,318,000, respectively, for the nine months ended September 30, 1999. An increase in pumps sales to the power generation industry and the Navy account for this increase offsetting the lower sales of the air handling system operation which benefited from a large, highly profitable shipment of specialized air handling units during 1999. Operating results for the three months ended
September 30, 2000, approximated those for the similar prior year period.

Plastics Processing Machinery. Sales and earnings for the Plastics Processing Machinery segment for the nine month period ended September 30, 2000 decreased by $2,210,000 and $803,000 to $25,133,000 and $1,486,000, respectively. Product mix as well as a general slowdown in the extrusion and injection molding markets account for this decline. In addition, year-to-date results for 1999 benefited from unusually high shipments of the machine product line. Sales decreased by $178,000 to $7,623,000 but earnings improved by $249,000 to $510,000 for the three months ended September 30, 2000 due principally to product mix.

Other Income (Expense). Other income (expense) for the nine and three months ended September 30, 2000 of $(342,000) and $(172,000) compares to $(13,000) and $(41,000) for the comparable periods in 1999. The increase in expense is due primarily to losses on foreign exchange. These losses were offset by a $100,000 gain that resulted from proceeds from the repayment of notes received from the buyer of the small roll division exceeding the carrying value of the notes.

Net Income. As a result of all of the above, the Corporation had net income for the nine and three months of 2000 of $11,497,000 and $3,300,000, respectively. This compares with $10,873,000 and $3,467,000 for the 1999 comparable periods.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for the nine months ended September 30, 2000 at $16,572,000 in comparison to positive cash flows of $16,925,000 for the nine months ended September 30, 1999. The difference in cash flows between the two periods results primarily from changes in working capital requirements.

Net cash flows used in investing activities were $7,109,000 in 2000 compared to $31,427,000 in 1999. Capital expenditures for 2000 totaled $10,465,000 compared to $8,237,000 in 1999, after consideration of reimbursement from unexpended bond proceeds from previously issued bonds. Capital expenditures carried forward from September 30, 2000 approximate $9,400,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In August 1999, the Corporation acquired Davy for approximately $23,600,000 which was financed from available cash and cash equivalents. Subsequently, in the second quarter 2000, approximately $300,000 was returned to the Corporation by the seller based on the balance sheet of Davy as of the date of the transaction. In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of Davy for approximately $1,673,000. A portion of the proceeds included a $400,000 note which was paid in September as well as an additional $100,000 on a long-term note originally deemed to have no present value. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000.

Cash used in financing activities for 2000 and 1999 includes payment of quarterly dividends at a rate of $.10 per share. In first quarter 1999, proceeds were received from the issuance of tax-exempt industrial revenue bonds. In addition, proceeds were received from the issuance of stock under the Corporation's stock option plan in 2000 and 1999 resulting in net cash used in financing activities of $2,755,000 for 2000 and $675,000 for 1999.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at September 30, 2000 was approximately $10,000,000.

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





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  November 13, 2000         BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  November 13, 2000         BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer