Form 10-K405
period 2000-12-31
AMPCO PITTSBURGH CORP
filed 2001-03-14
CIK 6176

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION                                    I.R.S. Employer Identification
600 Grant Street, Suite 4600, Pittsburgh, PA  15219             No. 25-1117717
412/456-4400                                                    State of Incorporation: Pennsylvania

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 6, 2001, 9,602,621 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $77 million.

     DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 2000.

                                    PART I

ITEM 1 - BUSINESS

        (a)  GENERAL DEVELOPMENT OF BUSINESS

        Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in Pennsylvania in 1929.

        In 2000, a subsidiary of the Corporation acquired the stock of The Keystone Roll Company, a small, modern machining, welding and fabricating company, which manufactures heat transfer rolls. The Corporation believes that this acquisition will complement the existing plastics processing machinery segment.

        The Corporation's businesses are classified in three segments - Forged and Cast Rolls, Air and Liquid Processing, and Plastics Processing Machinery.

        The Registrant, individually or together with its consolidated subsidiaries, is also referred to herein as the Corporation.

        (b)  FINANCIAL INFORMATION ABOUT SEGMENTS

        The sales and operating profit of the Corporation's three segments and the identifiable assets attributable to each segment for the three years ended December 31, 2000 are set forth in Note 15 (Business Segments) on page 21 of the Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

        (c)  NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment
-----------------------------

        Union Electric Steel Corporation produces forged hardened steel rolls for the producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with manufacturing facilities in Carnegie, Burgettstown and Erie, Pennsylvania; Valparaiso, Indiana; and Tessenderlo, Belgium. Union Electric Steel Corporation is considered one of the largest producers of forged hardened steel rolls in the United States. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets.

        The Davy Roll Company Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major European supplier of cast rolls to the metal working industry worldwide. It primarily competes with one British company and several European and American companies in both the domestic and foreign markets.

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

        F. R. Gross Company, located in Stow, Ohio, manufactures heat transfer rolls and chill rolls for use by original equipment machinery manufacturers and processors principally serving the plastics industry but also the paper, packaging, printing and converting industries. Keystone Rolls Company manufactures heat transfer rolls for the sheet, film, paper coating and textile industries. Both of these companies compete with a number of small regional companies.

        In all three segments, the products are dependent on engineering, principally custom designed and are sold to sophisticated commercial and industrial users in the United States and countries outside of the United States.

        No one customer's purchases in any segment were material to the Corporation. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation's businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

        For additional information on the products produced and financial information about each segment, see pages 2 through 6 and Note 15 (Business Segments) on page 21 of the Annual Report to Shareholders for the year ended December 31, 2000, which are incorporated herein by reference.

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

Patents
-------

        While the Corporation holds some patents, trademarks and licenses, in the opinion of management, they are not material to any segment of the Corporation's business other than in protecting the goodwill associated with the names under which products are sold.

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

Backlog
-------

        The backlog of orders at December 31, 2000 was approximately $115,552,000 compared to a backlog of $119,491,000 at year-end 1999. Most of those orders are expected to be filled in 2001.

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

Environmental Protection Compliance Costs
-----------------------------------------

        Expenditures for environmental control matters were not material to any segment in

2000 and such expenditures are not expected to be material in 2001.

Employees
----------

        In December 2000, the Corporation had 1,817 active employees.

        (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        The Corporation has foreign operations in Belgium and the United Kingdom. For financial information relating to foreign and domestic operations see Note 15 (Business Segments) on page 21 of the Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

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

Company and                                 Principal                    Approximate              Type of
  Location                                     Use                      Square Footage          Construction
-----------                                 ---------                   --------------          ------------
Air and Liquid Processing Segment
---------------------------------

Aerofin Corporation                         Manufacturing                  146,000 on               Brick,
   4621 Murray Place                        facilities and                 15.3 acres               concrete
   Lynchburg, VA 24506                      offices                                                 and steel

Buffalo Air Handling                        Manufacturing                   89,000 on               Metal and
Company                                     facilities and                  19.5 acres              steel
   Zane Snead Drive                         offices
   Amherst, VA 24531

   12740 Lynchburg Salem                    Assembly                       16,240*                  Metal and
   Turnpike                                 facility                                                steel
   Forest, VA

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

   1950 Old Dunbar Road                     Manufacturing                  20,000*                  Metal and
   West Columbia, SC 29172                  facilities                                              steel

Bimex Industries, Inc.                      Manufacturing                  33,500 on                Metal and
   319 Universal Street                     facilities and                 7.8 acres                steel
   Wales, WI 53183                          offices

F. R. Gross Co., Inc.                       Manufacturing                  25,300 on                Masonry,
   1397 Commerce Drive                      facilities and                 4.2 acres                metal and
   Stow, OH 44224                           offices                                                 steel

Keystone Rolls Company, Inc.
  40 Council Avenue                         Manufacturing                  25,000 on                Metal and
  Wheatland, PA 16161                       facilities and offices         4.5 acres                steel

Company and                        Principal                 Approximate             Type of
  Location                            Use                   Square Footage         Construction
-----------                        ---------                --------------         ------------
Plastics Processing Machinery Segment (cont')
---------------------------------------------

New Castle Industries, Inc.
   1399 Countyline Road            Manufacturing               81,600 on              Metal and
   New Castle, PA 16102            facilities and offices      18.5 acres             steel

   925 Industrial Street           Manufacturing               31,000 on              Masonry
   New Castle, PA 16102            facilities                  5.3 acres              with steel
                                                                                      truss roof

----------------
*      Facility is leased.

      The Corporate office space is leased as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

      The Corporation estimates that all of its facilities were operated within 75% to 95% of their normal capacity during 2000. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts are also taken into consideration.

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

        The trial of this lawsuit was held the week of October 4, 1993. In April 1994, the Court issued a judgment in favor of the Corporation. Under the Court's decision, all claims against the Corporation were denied. All claims against Vulcan were also denied except for its liability as a general partner. Vulcan's only asset is its interest in the partnership, which has no value and accordingly the judgment will not have any adverse effect on the

Corporation. In May 1994, plaintiff appealed to the United States District Court, Northern District of Ohio, Eastern Division. In 1998, upon stipulation of the parties, the Court ordered this appeal transferred to the Bankruptcy Appellate Panel for the Sixth Circuit ("BAP"). In August 1999, the BAP affirmed all of the trial court's rulings and the plaintiff/appellant appealed this decision to the United States Court of Appeals for the Sixth Circuit ("Court of Appeals"). In February 2001 the Court of Appeals also affirmed the judgment issued by the trial court.

        The Corporation is currently performing remedial activities in connection with the sale of real estate owned or used by discontinued operations. In addition, the Corporation has been designated as a Potentially Responsible Party ("PRP") at a third party landfill site used by a former operation. However, the Corporation believes that based on information known to date for all environmental matters considered in the aggregate, the liability to the Corporation would not be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information called for by this item is set forth on pages 22 and 23 of the Annual Report to Shareholders for the year ended December 31, 2000 which is incorporated herein by reference.

ITEM 6 -  SELECTED FINANCIAL DATA

        The information called for by this item is set forth on page 23 of the Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The information called for by this item is set forth on pages 7 through 10 of the Annual Report to Shareholders for the year ended December 31, 2000, which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this item is set forth in Note 9 (Financial Instruments: Forward Foreign Exchange Contracts) on pages 18 and 19 and Results of Operations on pages 7 through 10 of the Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference.

ITEM 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this item is set forth on pages 11 through 21 of the Annual Report to Shareholders for the year ended December 31, 2000, which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were none.

                                    PART III


ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

        (a)  IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
--------------------------------------------------------------------------------

Louis Berkman (age 92, Director since 1960; current term expires in 2002). He has been Chairman of the Board of the Corporation and Chairman of the Executive Committee of the Corporation for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (2)(4)

Leonard M. Carroll (age 58, Director since 1996; current term expires in 2001). He has been Managing Director of Seneca Capital Management, Inc. (a private investment company) since June 1996. For more than five years before 1996, he was President and Chief Operating Officer and a director of Integra Financial Corporation (a bank holding company). (N)(2)(3)(4)(5)

William D. Eberle (age 77, Director since 1982; current term expires in 2003). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. He is also a director of Mitchell Energy & Development Co., America Service Group and Konover Property Trust. (3)(4)(5)

Robert A. Paul (age 63, Director since 1970; current term expires in 2003). He has been President and Chief Executive Officer of the Corporation for more than five years. He is also an officer and director of The Louis Berkman Company and director of National City Corporation. (2)

Laurence E. Paul (age 36, Director since 1998; current term expires in 2001). He is a private investor. From 1995 to February 2001 he served in various capacities, including as a Managing Director, of Donaldson, Lufkin & Jenrette (Investment Banker). The firm was bought by Credit Suisse First Boston in 2000.
(N)

Carl H. Pforzheimer, III (age 64, Director since 1982; current term expires in
2002). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges).
(3)(4)(5)

        (a)  IDENTIFICATION OF DIRECTORS (cont')

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
--------------------------------------------------------------------------------

Ernest G. Siddons (age 67, Director since 1981; current term expires in 2001). He has been Executive Vice President and Chief Operating Officer of the Corporation for more than five years. From September 1996 to December 1997 he was also President of Union Electric Steel Corporation, a subsidiary of the Corporation. (N)(2)

_________________
(N)     Nominee for election at the April 24, 2001 Annual Meeting of
        Shareholders.
(1)     Officers serve at the discretion of the Board of Directors.
(2)     Member of Executive Committee.
(3)     Member of Audit Committee.
(4)     Member of Salary Committee.
(5)     Member of Stock Option Committee.

        (b)  IDENTIFICATION OF EXECUTIVE OFFICERS

        In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five
Years
--------------------------------------------------------------------------------

Rose Hoover (age 45). She has been a Vice President of the Corporation since June 1999 and has been Secretary for more than five years. For more than five years before June 1999, she was Manager of Real Property and Environmental Control.

Marliss D. Johnson (age 36). She has been Vice President, Controller and Treasurer of the Corporation since July 1999. For five years before July 1999, she was a Senior Manager with PricewaterhouseCoopers LLP (a public accounting firm).

Terrence W. Kenny (age 41). He has been Group Vice President of the Corporation since February 1999 and was Vice President Corporate Development & Planning from April 1998 to February 1999. For five years prior to 1998, he was Vice President and Treasurer of Buffalo Pumps, Inc., a subsidiary of the Corporation.

Robert F. Schultz (age 53). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

_____________
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

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

                          SUMMARY COMPENSATION TABLE
                              Annual Compensation

--------------------------------------------------------------------------------------------------
   (a)                         (b)        (c)         (d)             (g)               (i)

Name and                                                           Securities        All Other
Principal                                Salary       Bonus       Underlying        Compensation
Position                      Year         ($)         ($)         Options(#)            ($)
---------                     ----     -----------  ----------   --------------     -------------
Robert A. Paul                2000     375,000        63,750      60,000(1)
President and Chief           1999     353,250       112,500      60,000(2)
Executive Officer             1998     330,500        66,000

Louis Berkman                 2000     375,000        63,750      60,000(1)
Chairman of the Board         1999     353,250       112,500      60,000(2)
and Executive Committee       1998     330,500        66,000

Ernest G. Siddons             2000     336,000        57,120      50,000(1)
Executive Vice President      1999     316,500       100,800      50,000(2)
and Chief Operating           1998     296,250        59,000                         450,000(3)
Officer

Robert F. Schultz             2000     147,000        18,000      10,000(1)
Vice President                1999     142,000        20,000      20,000(2)
Industrial Relations          1998     138,250        14,500
and Senior Counsel

Terrence W. Kenny             2000     120,000        30,000      12,500(1)
Group Vice President          1999     110,550        25,000      12,500(2)
                              1998         N/A           N/A

______________
     (1)  Options granted on April 25, 2000 and exercisable on June 1, 2000.
     (2) Options granted on December 15, 1998 but were not exercisable until May 1999.
     (3) In 1998, the Salary Committee approved the payment to Mr. Siddons of an amount equal to the cash value of a split dollar life insurance policy. Mr. Siddons has relinquished all rights to the policy and the split dollar provisions have been terminated.

        (b)  COMPENSATION PURSUANT TO PLANS

        Stock Option Plan

        The Corporation's 1997 Stock Option Plan, as amended, permits the grant of options exercisable for shares of Common Stock to corporate officers and other key employees of the Corporation and its subsidiaries upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Stock Option Committee. The Stock Option Plan authorizes the grants of awards up to a maximum of 600,000 shares of the Corporation's Common Stock, however, the maximum number of Shares with respect to which stock options may be granted to any one Participant in any fiscal year may not exceed 150,000.

        Option Grants in 2000

        The following table shows all options to purchase the Corporation's Common Stock granted to each of the Named Executive Officers in 2000:

----------------------------------------------------------------------------------------------------
(a)                            (b)          (c)           (d)           (e)            (f)

Name                           Securities   % of Total    Exercise      Expiration     Grant Date
                               Underlying   Options       Or Base       Date(2)        Present
                               Options      Granted to    Price ($/Sh)                 Value(3)
                               Granted (1)  Employees
                                            In Fiscal
                                            Year
----------------------------------------------------------------------------------------------------
Robert A. Paul                 60,000       21.6          10.8125       4/25/2010      $184,800
President and Chief
Executive Officer
----------------------------------------------------------------------------------------------------
Louis Berkman                  60,000       21.6          10.8125       4/25/2010      $184,800
Chairman of the Board
----------------------------------------------------------------------------------------------------
Ernest G. Siddons              50,000       18.0          10.8125       4/25/2010      $154,000
Executive Vice President and
Chief Operating Officer
----------------------------------------------------------------------------------------------------
Terrence W. Kenny              12,500         4.5         10.8125       4/25/2010      $ 38,500
Group Vice President
----------------------------------------------------------------------------------------------------
Robert F. Schultz              10,000         3.6         10.8125       4/25/2010      $ 30,800
Vice President Industrial
Relations and Senior Counsel
----------------------------------------------------------------------------------------------------

Footnotes to Option Grants in 2000 Table:

(1) Option grants for Named Executive Officer who received grants in 2000 were not exercisable prior to June 1, 2000, at which time they were exercisable in full.

(2) The expiration date will occur on the sooner of the date noted or (i) 30 days following termination of employment without cause or (ii) the date of termination of employment by the Corporation for cause or by the Named Executive Officer for any reason other than retirement.

(3) In accordance with Securities and Exchange Commission rules, the estimated grant date present values were determined using the Black-Scholes model. The use of this model is not an endorsement of the model's accuracy in valuing options. The material assumptions and adjustments incorporated in the model include: an option life of 5 years, dividend yield of 3.7%, volatility of 33.93%, and a risk free rate of return of 6.4%. The ultimate value of the options in this table will depend on the actual performance of the Corporation's stock and the timing of exercises.

Pension Benefits.

        The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers and other employees, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $5,867 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

        The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988

(amended and restated in 1996) for certain officers and key employees covering retirement after completion of ten years of service and attainment of age 55. All officers listed in the compensation table are Participants in the SERP, except Louis Berkman. The combined retirement benefit at age 65 or older provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant, who has had at least five years of service, commencing on the later of the month following the participant's death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under Termination of Employment and Change of Control Arrangement.

        The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP, if applicable, to the individuals named in the compensation table assuming continued employment to retirement at age 65 or older, and assuming the compensation stated in the table is the final five year average:

                Louis Berkman                                  (1)
                Robert A. Paul                            $219,375
                Ernest G. Siddons                         $196,560
                Robert F. Schultz                         $ 82,500
                Terrence W. Kenny                         $ 75,000

_______________

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

        (c)  COMPENSATION OF DIRECTORS

        In 2000, each Director who was not employed by the Corporation received an annual retainer of $6,000 (payable quarterly), $1,000 for each Board meeting attended and $500 for each Committee meeting attended. Attendance can be either in person or by telephonic connection. Directors do not receive a fee for either Board or Committee meetings if they do not attend.

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

       (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        A Salary Committee is appointed each year by the Board of Directors. Committee members abstain from voting on matters which involve their own compensation arrangements. The Salary Committee for the year 2000 was comprised of four Directors: William D. Eberle (Chairman), Louis Berkman, Leonard M. Carroll and Carl H. Pforzheimer, III.

        Louis Berkman is Chairman of the Board of Directors and the Executive Committee. He is also the President and a Director of The Louis Berkman Company. The Corporation's President and Chief Executive Officer is also an officer and director of The Louis Berkman Company.

        The Louis Berkman Company had certain transactions with the Corporation, which are more fully described under Item 13 "Certain Relationships and Related Transactions."

        (f)  SALARY COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Salary Committee approves salaries for executive officers within a range from $150,000 up to $200,000 and increases in the salary of any executive officer, which would result in such officer earning a salary within such range. Salaries of $200,000 per year and above must be approved by the Board of Directors, after a recommendation by the Salary Committee. Salaries for executive officers below the level of $150,000 are set by the Chairman, President and Executive Vice President of the Corporation.

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

        In 2000, the Salary Committee reviewed and approved salary increases and had previously approved an incentive program for 2000 covering Louis Berkman, Robert A. Paul and Ernest G. Siddons. Incentive payments were to be determined, based exclusively on the Corporation's 2000 income from operations performance as compared to the Corporation's business plan. These payments were to be limited to 30% of base salary of participants. In 2000, the participants earned incentives of $63,750, $63,750 and $57,120, respectively.

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

                                                        Louis Berkman
                                                        Leonard M. Carroll
                                                        William D. Eberle
                                                        Carl H. Pforzheimer, III

(g)     STOCK PERFORMANCE GRAPH

                      Comparative Five-Year Total Returns*
    Ampco-Pittsburgh Corporation, Standard & Poors 500 and Value Line Steel
                              (Integrated) Index
                    (Performance results through 12/31/00)

                                    [GRAPH]

                                    1995       1996       1997      1998      1999      2000
 Ampco Pittsburgh Corporation        100      113.13     189.06    107.55    103.5     127.28
 Standard & Poors 500                100      123.25     164.38    211.07    253.87    225.81
 Steel Integrated                    100      103.94     110.09    104.2     233.14    139.22

        Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1996 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated).

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 6, 2001, Louis Berkman owned directly 215,000 shares of the Common Stock of the Corporation and had the right to acquire 120,000 shares pursuant to stock options. As of the same date, The Louis Berkman Company, P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,354,089 shares of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 61.94% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 38.06% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

     In March 1998, Gabelli Funds, Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its Schedule 13D reporting they owned 1,893,500 shares or 19.77%. In February 2001, Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa Monica, CA 90401 filed a 13G disclosing that as of December 31, 2000 it had sole voting and dispositive power of 808,600 shares or 8.42% (all of which shares are held in portfolios of various investment vehicles).

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 6, 2001 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

             Name of                    Amount and nature of     Percent
             beneficial owner           beneficial ownership     of class
             ----------------           --------------------     --------

             Louis Berkman                  2,691,355(1)(2)        28.03
             Robert A. Paul                   177,922(2)(3)          1.9
             Ernest G. Siddons                101,833(4)             1.1
             Robert F. Schultz                 30,200(5)              .3
             Terrence W. Kenny                 25,000(6)              .3
             Carl H. Pforzheimer, III           2,733(7)              *
             Leonard M. Carroll                 1,500                 *
             Laurence E. Paul                   1,000                 *
             William D. Eberle                    200                 *

             Directors and Executive
             Officers as a group
             (11 persons)                   3,050,477(8)           31.77


________________

 *less than .1%

(1) Includes 215,000 shares owned directly, 120,000 shares which he has the right to acquire within sixty days pursuant to stock options, 2,354,089 shares owned by The Louis Berkman Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2) The Louis Berkman Company owns beneficially and of record 2,354,089 shares of the Corporation's Common Stock. Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 61.94% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 38.06% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Company.

(3) Includes 42,889 shares owned directly, 120,000 shares which he has the right to acquire within sixty days pursuant to stock options, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Robert A. Paul and Louis Berkman are Trustees.

(4) Includes 1,833 shares owned jointly with his wife and 100,000 shares which he has the right to acquire within sixty days pursuant to stock options.

(5) Includes 200 shares owned jointly with his wife and 30,000 shares which he has the right to acquire within sixty days pursuant to stock options.

(6) Includes 25,000 shares which he has the right to acquire within sixty days pursuant to stock options.

(7) Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(8) Includes 415,000 shares which certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

        Unless otherwise indicated the individuals named have sole investment and voting power.

        (c)  CHANGES IN CONTROL

        The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In 2000 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,600,000. Additionally, The Louis Berkman Company paid the Corporation $175,000 for certain administrative services. Louis Berkman and Robert A. Paul are officers and directors, and Louis Berkman is a shareholder, in that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 2001.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

     The consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP (for the year ended December 31, 1998) and Deloitte & Touche LLP (for the years ended December 31, 1999 and December 31, 2000) appearing on pages 11 through 21 and page 24 of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference in this Form 10-K Annual Report.

          2. Financial Statement Schedules

     The following additional financial data should be read in conjunction with the consolidated financial statements in the accompanying Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                    Schedule         Page
                                                     Number         Number
                                                     ------         ------

                Index to Ampco-Pittsburgh
                 Corporation Financial Data                           29

                Reports of Independent
                 Accountants                                          30

                Valuation and Qualifying
                 Accounts and Reserves                  II            31

             INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA
             ----------------------------------------------------

                                                         Schedule     Page
                                                         Number       Number
                                                         ------       ------
Index to Ampco-Pittsburgh Corporation Financial Data                  F-1

Report of Independent Accountants                                     F-2

Valuation and Qualifying Accounts and Reserves             II         F-3

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended, and have issued our report thereon dated March 6, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included financial statement schedule II, Valuation and Qualifying Accounts, of Ampco-Pittsburgh Corporation and subsidiaries for the years ended December 31, 2000 and 1999. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 6, 2001

Schedule II
-----------

Ampco-Pittsburgh Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2000 and 1999

           Column A                   Column B                          Column C                      Column D        Column E
                                     Balance at    -------------------  Additions -----------------                  Balance at
                                    beginning of     Charged to costs        Charged to other        Deductions-       end of
         Description                   period          and expenses         accounts - describe       describe         period
Year ended December 31, 2000
Allowance for doubtful accounts       $364,138           $384,251                                   ($121,662)(1)     $626,727


Year ended December 31, 1999
Allowance for doubtful accounts       $691,090           $296,455                   $112,106 (2)    ($735,513)(1)     $364,138

(1) Represents primarily writeoff of accounts receivable customer balances.

(2) Represents allowance establised in connection with the acquisition of The Davy Roll Group on August 2, 1999, for potentially uncollectible accounts.

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

             c. 1997 Stock Option Plan

                Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

        (13) Annual Report to Shareholders for the fiscal year ended December 31, 2000

        (21) Significant Subsidiaries

        (23) Consents of Experts

(b)     Reports on Form 8-K
        -------------------

             A report on Form 8-K was filed on March 8, 2001 disclosing that the Corporation announced the impending closure of its Belgium operation and the approximate charge in connection with that closure.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMPCO-PITTSBURGH CORPORATION
                                        (Registrant)

March 14, 2001

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



                                  By  /s/ Marliss D. Johnson
                                  --------------------------------------------
                                     Vice President, Controller and Treasurer
                                     (Principal Financial Officer) -
                                     Marliss D. Johnson

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.



March 14, 2001


                                             By  /s/ Leonard M. Carroll
                                             --------------------------------
                                                 Leonard M. Carroll


                                             By  /s/ William D. Eberle
                                             --------------------------------
                                                 William D. Eberle


                                             By  /s/ Laurence E. Paul
                                             --------------------------------
                                                 Laurence E. Paul


                                             By  /s/ Carl H. Pforzheimer, III
                                             --------------------------------
                                                 Carl H. Pforzheimer, III