Form 10-Q
period 2001-03-31
AMPCO PITTSBURGH CORP
filed 2001-05-15
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15
(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

                       YES  X       NO



On May 14, 2001, 9,602,621 common shares were outstanding.




                            - 1 -


                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000            3

           Consolidated Statements of Operations-
             Three Months Ended March 31, 2001 and 2000      4

           Condensed  Consolidated Statements of Cash  Flows
-
             Three Months Ended March 31, 2001 and 2000      5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     11

           Item    3    -   Quantitative   and   Qualitative
           Disclosures  About Market Risk                   14

Part II -  Other Information:

           Item 1 - Legal Proceedings                       15

           Item 6 - Exhibits and Reports on Form 8-k        15

           Signatures                                       17



















                            - 2 -
               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                      March 31,     December 31,
                                        2001           2000
Assets
Current assets:
Cash and cash equivalents          $ 19,914,582     $ 17,861,531
Receivables, less allowance for
 doubtful accounts of $629,831 in
 2001 and $626,722 in 2000           43,594,725       49,181,086
Inventories                          49,774,701       48,010,609
Other                                 7,193,663        5,701,751
     Total current assets           120,477,671      120,754,977

Property, plant and equipment, at cost:
  Land and land improvements           5,613,485        5,650,911
  Buildings                           31,555,647       31,476,129
  Machinery and equipment            144,032,924      142,662,151
                                     181,202,056      179,789,191
  Accumulated depreciation            88,148,056       86,349,981
     Net property, plant and equipment93,054,000       93,439,210
Prepaid pension                       17,825,322       17,196,123
Other noncurrent assets               12,859,257       13,073,722
                                    $244,216,250     $244,464,032

Liabilities and Shareholders' Equity
Current liabilities:
Note payable to bank                $          -     $  2,000,000
Accounts payable                      13,871,749       13,779,501
Accrued payrolls and employee
 benefits                              8,593,429        8,332,985
Other                                 15,560,008       10,507,330
     Total current liabilities        38,025,186       34,619,816
Employee benefit obligations          16,331,248       16,310,473
Industrial Revenue Bond debt          14,661,000       14,661,000
Deferred income taxes                 15,504,626       15,816,670
Other noncurrent liabilities           2,925,816          579,160
     Total liabilities                87,447,876       81,987,119
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,602,621 in 2001
 and 2000                             9,602,621        9,602,621
Additional paid-in capital          102,780,980      102,780,980
Retained earnings                    48,724,443       52,385,164
Accumulated other comprehensive loss (4,339,670)      (2,291,852)
     Total shareholders' equity     156,768,374      162,476,913
                                   $244,216,250     $244,464,032

       See Notes to Consolidated Financial Statements.

                            - 3 -



                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)




                                     Three Months Ended March 31,
                                         2001           2000

Net sales                             $56,167,784   $ 60,162,324

Operating costs and expenses:
Cost of products sold
   (excluding depreciation)            42,771,774     43,604,559
Selling and administrative              7,953,664      8,035,682
Restructuring charge                    6,920,000              -
Depreciation                            2,084,463      2,030,711
                                       59,729,901     53,670,952

Income (loss) from operations          (3,562,117)     6,491,372

Other expense - net                      (389,342)      (156,744)
Income (loss) before income taxes      (3,951,459)      6,334,628
Income tax (benefit) provision         (1,251,000)      2,170,000

Net income (loss)                    $ (2,700,459)   $  4,164,628


Basic and diluted earnings
 (loss) per share                    $      (0.28)   $       0.43

Cash dividends declared per share    $        0.10   $       0.10

Weighted average number of
 common shares outstanding               9,602,621      9,595,341














         See Notes to Consolidated Financial Statements


                            - 4 -
                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                       Three Months Ended March 31,
                                           2001           2000

Net cash flows provided by operating
 activities                             $ 7,908,843    $  5,883,726

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                            (2,263,427)     (3,383,134)
  Proceeds from sale of business                  -       1,272,882
  Proceeds from sale of investments               -       1,297,248
  Net cash flows (used in) investing
   activities                           (2,263,427)       (813,004)

Cash flows from financing activities:
  Repayment of note payable to bank     (2,000,000)               -
  Proceeds from the issuance of
   common stock                                   -         125,000
  Dividends paid                          (960,064)       (959,012)

  Net cash flows (used in) financing
   activities                           (2,960,064)       (834,012)

Effect of exchange rate changes on cash
 and cash equivalents                      (632,301)       (162,733)

Net increase in cash and
 cash equivalents                          2,053,051       4,073,977
Cash and cash equivalents at
 beginning of period                      17,861,531      16,322,834

Cash and cash equivalents at
 end of period                          $ 19,914,582    $ 20,396,811


Supplemental information:
 Income tax payments                    $   349,081    $    116,950
 Interest payments                      $   208,105    $    215,514




       See Notes to Consolidated Financial Statements.









                            - 5 -
                AMPCO-PITTSBURGH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's annual report to shareholders for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2. Restructuring

   In 2001, the Corporation undertook a review of its global roll-making capacity and in March 2001, recorded a pre-tax charge of $6,920,000 for restructuring costs associated with the permanent closure of the its forged steel roll plant in Belgium. Of the charge, approximately $3,750,000 relates to employee severance costs for approximately 60 employees, $2,120,000 for costs associated with the disposition of assets, $800,000 for the release of translation adjustments recorded within accumulated other comprehensive income
   (loss), and $250,000 for various other costs. As of March 31, 2001, none of the reserve had been utilized.
   It is estimated that the majority of these costs will be paid over the next 12 months.

3. Derivatives

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with regular inventory purchases in U.S. dollars and sales contracts in foreign currencies. To minimize these risks, forward foreign exchange contracts are purchased.
   In addition, another operation is subject to risk from changes in price of a significant raw material. To minimize this risk, future contracts are purchased. The
   Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.




                            - 6 -

   As of January 1, 2001, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 133,
   "Accounting for Derivative Instruments and Hedging
   Activities", as amended. SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative will depend on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative will be deferred in other comprehensive income (loss). Any portion considered to be ineffective will be reported in earnings immediately. As of the date of adoption, the impact of SFAS No. 133 did not have a material impact on the Corporation. During the three months ended March
   31, 2001, approximately $139,000 was recorded in other comprehensive income (loss).

4.  Inventories

   At March 31, 2001 and December 31, 2000, approximately
   68% and 64% respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                                    (in thousands)
                             March 31,     December 31,
                               2001           2000
   Raw materials           $13,016         $12,315
   Work-in-process          26,084          26,422
   Finished goods            5,961           4,383
   Supplies                  4,714           4,891
                           $49,775         $48,011

5. Comprehensive Income (Loss)

   The Corporation's comprehensive income (loss) for the three months ended March 31, 2001 and 2000 consisted of:

                                      (in thousands)
                                  Three Months Ended
                                     March 31,

                                   2001           2000
   Net (loss) income          $  (2,700)         $4,165
   Foreign currency translation  (1,656)           (769)
   Unrealized holding losses
    on marketable securities       (253)           (129)
   Change in fair value
    of derivatives                 (139)              -
   Comprehensive (loss) income  $(4,748)         $3,267

6. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three


                            - 7 -
   months ended March 31, 2001 equaled 9,602,621 shares.
   In February 2000, 12,500 options were exercised resulting in a weighted average number of common shares outstanding for the three months ended March 31, 2000 of 9,595,341 shares.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,648,052 shares and 9,611,127 shares for the three months ended March 31, 2001 and 2000, respectively.

7. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments.


                                         Three Months Ended
                                               March 31,
                                        2001          2000
   Net Sales:
     Forged and Cast Rolls            $24,178       $32,380
     Air and Liquid Processing         23,715        18,841
     Plastics Processing Machinery      8,275         8,941
        Total                         $56,168       $60,162

   Income (Loss) before Taxes:
     Forged and Cast Rolls           $(6,127)        $3,722
     Air and Liquid Processing          2,503         2,134
     Plastics Processing Machinery         62           635
        Total Reportable Segments     (3,562)         6,491
     Other expense - net                (389)         (156)

       Total                         $(3,951)       $ 6,335

   Income (loss) before taxes for the three months ended
   March 31, 2001 for the Forged and Cast Rolls segment includes a restructuring charge of $6,920,000.

8. Divestitures

   In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of The Davy Roll Company for approximately net book value. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000.

9. Litigation and Environmental Matters

   The Corporation's subsidiary, Vulcan Inc. (Vulcan), is a
   50% general partner in Valley-Vulcan Mold Company
   (Valley), a partnership, which filed under Chapter 11 of the U.S. Bankruptcy Code in 1990. Valley, in

                            - 8 -
   connection with its formation, assumed certain obligations of each of the partners, including Vulcan's obligation to pay an industrial revenue bond. A portion of the latter obligation, however, had been paid by the Corporation pursuant to a guaranty given at the time of Valley's formation, which guaranty was secured by all of Valley's assets. In 1991, the unsecured creditors committee brought an adversary proceeding against the Corporation and Vulcan, as well as others, seeking to set aside the Corporation's liens, to hold the Corporation and Vulcan liable for debts of Valley, and for return of certain funds received in connection with Valley's formation.

   In April 1994, the Bankruptcy Court (Court) issued a favorable judgment denying all claims against the Corporation. In addition, the Court permitted the Corporation to recover $2,200,000 from the estate of Valley in connection with the Corporation's lien for the industrial revenue bond guaranty. Subsequently, the unsecured creditors committee appealed this judgment;
   however, in August 1999, the Bankruptcy Appellate Panel for the Sixth Circuit (BAP) affirmed the Court's decision in favor of the Corporation. The unsecured creditors committee appealed the BAP's decision to the United States Court of Appeals for the Sixth Circuit
   (Court of Appeals).  In February 2001, the Court of
   Appeals affirmed the Court's decision in favor of the Corporation. No reserve had been established for the outcome of this litigation based on the Corporation's belief that it had meritorious defenses. A bank letter of credit for the $2,200,000 received from the estate remains posted pending the outcome of the appeal.

   In April, 2001, Buffalo Air Handling Company (BAH) was joined as a defendant in a lawsuit previously filed by St. Jude Children's Research Hospital (Hospital) in the
   United States District Court for the Western District of
   Tennessee at No. 00-2243 M1 A against Turner
   Construction Company, Henningsen, Durham & Richardson, and Howden Fan Company (Howden). The litigation arises out of alleged defects in the air handling system installed at the Hospital. The Hospital is seeking $3.8 million in compensatory damages from the defendants. In addition, punitive and treble damages are being sought from certain of the defendants, including BAH, for alleged fraud, negligent misrepresentation, intentional inducement of breach of contract and civil conspiracy.
   Howden has asserted a separate claim against BAH for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase Agreement
   (Agreement) whereby BAH acquired the assets and business of Howden's air handling division. BAH believes it has a right to indemnification by Howden pursuant to the Agreement and has filed appropriate counterclaims. The
   Corporation believes that it has meritorious defenses and will vigorously defend this lawsuit; accordingly, no expense for the ultimate outcome of this case has been recorded.

   In addition to the litigation noted above, the Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.




                            - 9 -

   With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with sales of real estate previously owned by discontinued operations and has been named a Potentially
   Responsible Party at one third-party landfill site used by a division which was previously sold. The reserves for discontinued operations include an accrual for costs of likely remedial actions.

   Certain of these environmental exposures are more difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions and the years of remedial and monitoring activity required. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability for all environmental matters, based on information known to date and the estimated quantities of waste at these sites, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.






































                           - 10 -

           ITEM II - AMPCO-PITTSBURGH CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Three Months Ended March 31, 2001 and 2000

In 2001, the Corporation undertook a review of its global roll-making capacity and in March 2001, recorded a pre-tax charge of $6,920,000 for restructuring costs associated with the permanent closure of the its forged steel roll plant in Belgium. Of the charge, approximately $3,750,000 relates to employee severance costs for approximately 60 employees, $2,120,000 for costs associated with the disposition of assets, $800,000 for the release of translation adjustments recorded within accumulated other comprehensive income
(loss), and $250,000 for various other costs. As of March 31, 2001, none of the reserve had been utilized. It is estimated that the majority of these costs will be paid over the next 12 months.

Net Sales. Net sales for the three months ended March 31, 2001 were $56,168,000, compared to $60,162,000 for the same period of 2000. A discussion of the first quarter sales for the Corporation's three segments is included below. Order backlogs improved to approximately $121,809,000 at March 31, 2001 in comparison to $115,552,000 at December 31, 2000.
The increase is due to an improvement in the backlogs of the Forged and Cast Rolls and the Air and Liquid Processing segments offset by the deterioration in backlog for the Plastics Processing Machinery segment.

Cost of Products Sold. The cost of products sold, excluding depreciation, equaled 76.2% and 72.5% of net sales for the three months ended March 31, 2001 and 2000, respectively. The increase is due primarily to lower production volumes for the roll operations and the heat exchange coil business resulting in an underabsorption of costs.

Income (Loss) from Operations. For the three months ended March 31, 2001, the Corporation incurred a loss from operations of $3,562,000. Excluding the aforementioned restructuring charge, income from operations would have approximated $3,358,000 for the three months ended March 31, 2001, which compares to $6,491,000 for the same period of the prior year. A discussion of the first quarter results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment decreased for the three months ended March 31, 2001 by $8,202,000 to $24,178,000 compared to $32,380,000 for the comparable prior year period. Sales were negatively impacted by weak demand from the steel industry, an unforeseen five-week long equipment failure at one of its finishing plants and lower export sales due to the strength of the U.S. dollar and the British pound sterling. As a result of the Belgian restructuring charge of $6,920,000, operating income decreased for the three months ended March 31, 2001 by $9,849,000 to a loss of $(6,127,000). Excluding the restructuring charge, operating income would have decreased by $2,929,000 to $793,000 in comparison to $3,722,000 for the three months ended March 31, 2000. Losses from the Belgian operation, lower sales volumes and pricing pressures, as well as lower production volumes resulting in an underabsorption of costs each contributed to the poorer operating results.

                           - 11 -
Air and Liquid Processing. For the three months ended March 31, 2001, sales for the Air and Liquid Processing segment increased $4,874,000 to $23,715,000 from $18,841,000 due to an increase in pumps sales primarily to original equipment manufacturers (OEM) and to the growth of the air handling system operation. Earnings increased $369,000 to $2,503,000 for the three months ended March 31, 2001 compared to earnings of $2,134,000 for the three months ended March 31, 2000. Improved operating results for the pumps and air handling businesses offset the poorer results for the heat exchange coil business.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the three-month period ended March 31, 2001 decreased by $666,000 to $8,275,000 compared to $8,941,000 for the three-month period ended March 31, 2000. In addition, earnings decreased $573,000 to $62,000 from $635,000. The decrease is attributable to a decline in demand, particularly OEM business, and lower production volumes resulting in an underabsorption of costs.

Other Expense - net. Other expense - net for the three months ended March 31, 2001 of $389,000 compares to $156,000 for the comparable period in 2000. The increase in expense is due primarily to losses on foreign exchange transactions.

Income taxes. The effective tax rate for the three months ended March 31, 2001 approximated (31.7%), resulting from recognizing the net realizable tax benefit of the restructuring charge, in comparison to 34.3% for the comparable prior year period.

Net Income. As a result of all of the above, the Corporation had a net loss for the three months of 2001 of $(2,700,000). This compares with $4,165,000 for the 2000 comparable period.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for the three months ended March 31, 2001 at $7,909,000 in comparison to positive cash flows of $5,884,000 for the three months ended March 31, 2000. The difference in cash flows between the two periods results primarily from a reduction in accounts receivables.

Net cash flows used in investing activities were $2,263,000 in 2001 compared to $813,000 in 2000. Capital expenditures for 2001 totaled $2,263,000 compared to $3,383,000 in 2000.
Capital expenditures carried forward from March 31, 2001 approximate $8,951,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of Davy for approximately $1,673,000. A portion of the proceeds included a $400,000 note which was paid in September 2000 as well as an additional $100,000 on a long-term note originally deemed to have no present value. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000.




                           - 12 -
Net cash flows used in financing activities were $2,960,000 for 2001 and $834,000 for 2000 and include payment of quarterly dividends at a rate of $0.10 per share. In addition, the Corporation repaid in 2001, $2,000,000 of short-term borrowings which were outstanding as of December
31, 2000. In first quarter 2000, proceeds were received from the issuance of common stock under the Corporation's stock option plan.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at March 31, 2001 was approximately $10,000,000.

The Corporation's subsidiary, Vulcan Inc. (Vulcan), is a 50% general partner in Valley-Vulcan Mold Company (Valley), a partnership, which filed under Chapter 11 of the U.S. Bankruptcy Code in 1990. Valley, in connection with its formation, assumed certain obligations of each of the partners, including Vulcan's obligation to pay an industrial revenue bond. A portion of the latter obligation, however, had been paid by the Corporation pursuant to a guaranty given at the time of Valley's formation, which guaranty was secured by all of Valley's assets. In 1991, the unsecured creditors committee brought an adversary proceeding against the Corporation and Vulcan, as well as others, seeking to set aside the Corporation's liens, to hold the Corporation and Vulcan liable for debts of Valley, and for return of certain funds received in connection with Valley's formation.

In April 1994, the Bankruptcy Court (Court) issued a favorable judgment denying all claims against the Corporation. In addition, the Court permitted the Corporation to recover $2,200,000 from the estate of Valley in connection with the Corporation's lien for the industrial revenue bond guaranty. Subsequently, the unsecured creditors committee appealed this judgment; however, in August 1999, the Bankruptcy Appellate Panel for the Sixth Circuit (BAP) affirmed the Court's decision in favor of the Corporation. The unsecured creditors committee appealed the BAP's decision to the United States Court of Appeals for the Sixth Circuit (Court of Appeals). In February 2001, the Court of Appeals affirmed the Court's decision in favor of the Corporation. No reserve had been established for the outcome of this litigation based on the Corporation's belief that it had meritorious defenses. A bank letter of credit for the $2,200,000 received from the estate remains posted pending the outcome of the appeal.

In April, 2001, Buffalo Air Handling Company (BAH) was joined as a defendant in a lawsuit previously filed by St. Jude Children's Research Hospital (Hospital) in the United States District Court for the Western District of Tennessee at No. 00-2243 M1 A against Turner Construction Company, Henningsen, Durham & Richardson, and Howden Fan Company (Howden). The litigation arises out of alleged defects in the air handling system installed at the Hospital. The Hospital is seeking $3.8 million in compensatory damages from the defendants. In addition, punitive and treble damages are being sought from certain of the defendants, including BAH, for alleged fraud, negligent misrepresentation, intentional inducement of breach of contract and civil conspiracy. Howden has asserted a separate claim against BAH for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase Agreement (Agreement) whereby BAH acquired the assets and business of Howden's air handling division. BAH believes it has a right to indemnification by Howden pursuant to the Agreement and has filed appropriate counterclaims. The Corporation believes that it has meritorious defenses and will vigorously defend this lawsuit; accordingly, no expense for the ultimate outcome of this case has been recorded.

                           - 13 -
In addition to the litigation noted above, the Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with sales of real estate previously owned by discontinued operations and has been named a Potentially Responsible
Party at one third-party landfill site used by a division which was previously sold. The reserves for discontinued operations include an accrual for costs of likely remedial actions.

Certain of these environmental exposures are more difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions and the years of remedial and monitoring activity required. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability for all environmental matters, based on information known to date and the estimated quantities of waste at these sites, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

Conversion to the Euro

The Corporation has identified issues that may result from conversion to the Euro which include primarily changes to information systems at its Belgian operation. The
Corporation does not expect the conversion to the Euro will have a material impact on its financial condition, results of operations or liquidity.


  ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2000. See Note 3
(Derivatives) for expanded disclosure of the market risks.

















                           - 14 -
                 PART II - OTHER INFORMATION
                AMPCO-PITTSBURGH CORPORATION


Item 1. Legal Proceedings

        In April, 2001 Buffalo Air Handling Company
        ("BAHC") was joined as a defendant in a lawsuit previously filed by St. Jude Children's Research
        Hospital (the "Hospital") in the United States
        District Court for the Western District of
        Tennessee at No. 00-2243 M1 A against Turner
        Construction Company, Henningsen, Durham &
        Richardson, and Howden Fan Company ("Howden").
        The litigation arises out of alleged defects in the air handling system installed at the Hospital.

        The Hospital is seeking $3.8 million in
        compensatory damages from the defendants. In addition, punitive and treble damages are being sought from certain of the defendants, including
        BAHC, for alleged fraud, negligent
        misrepresentation, intentional inducement of breach of contract and civil conspiracy. Howden has asserted a separate claim against BAHC for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase
        Agreement ("Agreement") whereby BAHC acquired the assets and business of Howden's air handling division. BAHC believes it has a right to indemnification by Howden pursuant to the Agreement and has filed appropriate counterclaims.

        The Corporation believes that it has meritorious defenses and will vigorously defend this lawsuit.

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


                           - 15 -

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

            (b)     Severance Agreements between Ampco-
                    Pittsburgh Corporation and certain
                    officers and employees of Ampco-
                    Pittsburgh Corporation.

                    Incorporated by reference to the
                    Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1988; the
                    Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1994; the
                    Annual Report on Form 10-K for fiscal
                    year ended December 31, 1994; the
                    Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 1997; the Annual
                    Report on Form 10-K for the fiscal year
                    ended December 31, 1998; and the
                    Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2000.

            (c)    1997 Stock Option Plan, as amended.

                    Incorporated by reference to the Proxy
                    Statements dated March 14, 1997 and
                    March 15, 2000.


     (b) Reports on Form 8-K

         A report on Form 8-K was filed on March 8, 2001 reporting the closure of the Corporation's forged hardened steel roll finishing plant in Belgium as well as related matters.














                           - 16 -
                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH
CORPORATION




DATE:  May 14, 2001              BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  May 14, 2001              BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

























                           - 17 -