Form 10-Q
period 2001-06-30
AMPCO PITTSBURGH CORP
filed 2001-08-14
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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

                       YES  X       NO



On August 14, 2001, 9,604,021 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000             3

           Consolidated Statements of Operations-
             Six Months Ended June 30, 2001 and 2000;
             Three Months Ended June 30, 2001 and 2000       4

           Condensed  Consolidated Statements of Cash  Flows
-
             Six Months Ended June 30, 2001 and 2000         5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     12

           Item    3    -   Quantitative   and   Qualitative
                            Disclosures About Market Risk   16

Part II -  Other Information:


           Item 1 - Legal Proceedings                        17

           Item 4 - Submission of Matters to a Vote of
                      Security Holders                       17

           Item 6 - Exhibits and Reports on Form 8-K         18

           Signatures                                        20

           Exhibit Index                                     21

           Exhibits

             - Exhibit 3

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)




                                     June 30,       December 31,
                                        2001          2000
Assets
Current assets:
Cash and cash equivalents          $ 17,021,281     $ 17,861,531
Receivables, less allowance for
 doubtful accounts of $638,911 in
 2001 and $626,722 in 2000           45,121,881       49,181,086
Inventories                          48,113,869       48,010,609
Other                                 5,411,685        5,701,751
     Total current assets           115,668,716      120,754,977

Property, plant and equipment, at cost:
  Land and land improvements           5,386,820        5,650,911
  Buildings                           30,097,725       31,476,129
  Machinery and equipment            140,319,351      142,662,151
                                     175,803,896      179,789,191
  Accumulated depreciation            85,785,496       86,349,981
     Net property, plant and equipment90,018,400       93,439,210
Prepaid pension                       18,454,521       17,196,123
Other noncurrent assets               14,532,556       13,073,722
                                    $238,674,193     $244,464,032

Liabilities and Shareholders' Equity
Current liabilities:
Note payable to bank                 $         -     $  2,000,000
Accounts payable                      12,984,945       13,779,501
Accrued payrolls and employee benefits 8,492,660        8,332,985
Other                                 13,688,978       10,507,330
     Total current liabilities        35,166,583       34,619,816
Employee benefit obligations          16,228,893       16,310,473
Industrial Revenue Bond debt          14,661,000       14,661,000
Deferred income taxes                 13,695,469       15,816,670
Other noncurrent liabilities           2,881,700          579,160
     Total liabilities                82,633,645       81,987,119
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,602,621 in 2001
 and 2000                              9,602,621         9,602,621
Additional paid-in capital           102,780,980       102,780,980
Retained earnings                     46,979,981        52,385,164
Accumulated other comprehensive loss  (3,323,034)       (2,291,852)
     Total shareholders' equity       156,040,548      162,476,913
                                     $238,674,193     $244,464,032



       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)






                         Six Months Ended June 30,        Three Months Ended June 30,
                             2001          2000               2001             2000

Net sales                     $112,788,448  $118,143,598     $ 56,620,664     $ 57,981,274

Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)     87,127,679    86,294,414       44,355,905       42,689,855
 Selling and administrative     17,275,418    15,334,730        9,321,754        7,299,048
 Depreciation                    4,148,248     3,939,332        2,063,785        1,908,621
 Restructuring charges           7,280,000             -          360,000                -
                               115,831,345   105,568,476       56,101,444       51,897,524
Income (loss) from operations   (3,042,897)   12,575,122          519,220        6,083,750

Other expense - net             (1,806,762)     (170,149)      (1,417,420)         (13,405)
Income (loss)before
 income taxes                   (4,849,659)   12,404,973         (898,200)       6,070,345
Income tax (benefit)
 provision                      (1,365,000)    4,208,000         (114,000)       2,038,000

Net income (loss)             $ (3,484,659) $  8,196,973     $   (784,200)    $  4,032,345

Basic and diluted earnings
 per share                   $      (0.36)  $        .85     $      (0.08)    $       0.42

Cash dividends declared
 per share                   $       0.20   $       0.20     $       0.10     $       0.10

Weighted average number of
 common shares outstanding      9,602,621      9,598,981        9,602,621        9,602,621





















            See Notes to Consolidated Financial Statements.


                            - 4 -
                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)





                                         Six Months Ended June 30,
                                             2001            2000

Net cash flows provided by operating
 activities                             $  6,287,394    $  8,931,614

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                            (3,685,128)     (8,345,112)
  Proceeds from sale of business          1,060,181       1,272,882
  Proceeds from sale of investments               -       1,297,248
  Reimbursement of purchase price                 -         298,058
  Net cash flows (used in) investing
   activities                           (2,624,947)     (5,476,924)

Cash flows from financing activities:
  Repayment of note payable to bank     (2,000,000)               -
  Proceeds from the issuance of
   common stock                                   -         125,000
  Dividends paid                        (1,920,325)     (1,919,274)

  Net cash flows (used in) financing
   activities                           (3,920,325)     (1,794,274)

Effect of exchange rate changes on cash
 and cash equivalents                      (582,372)       (492,522)

Net (decrease) increase in cash and
 cash equivalents                          (840,250)       1,167,894
Cash and cash equivalents at
 beginning of period                      17,861,531      16,322,834

Cash and cash equivalents at
 end of period                          $ 17,021,281    $ 17,490,728


Supplemental information:
 Income tax payments                   $  1,199,095    $  2,923,937
 Interest payments                     $    379,088    $    421,743




       See Notes to Consolidated Financial Statements.








                            - 5 -
                AMPCO-PITTSBURGH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the six and three months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Ampco-Pittsburgh Corporation (the
   Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended
   December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2. Restructuring

   In 2001, the Corporation undertook a review of its global roll-making capacity. As a result, in March
   2001, the Corporation recorded a pre-tax charge of $6,920,000 for restructuring costs associated with the permanent closure of its forged steel roll plant in Belgium and, in May 2001, recorded a pre-tax charge of $360,000 related to a workforce reduction at its cast roll facility in England. Of these charges, approximately $3,860,000 relates to employee severance and pension costs for approximately 96 employees, $2,120,000 for costs associated with the disposition of assets, $800,000 for the release of foreign currency translation adjustments recorded within accumulated other comprehensive loss, and $500,000 for various other costs. As of June 30, 2001, approximately $2,500,000 of the reserve had been utilized (primarily related to employee severance and pension costs and release of foreign currency translation adjustments). It is estimated that the majority of the remaining costs will be paid by March 2002.

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

   As of January 1, 2001, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 133,
   "Accounting for Derivative Instruments and Hedging
   Activities", as amended. SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative will depend on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative will be deferred in other comprehensive income (loss). Any portion considered to be ineffective will be reported in earnings immediately. As of the date of adoption, the impact of SFAS No. 133 did not have a material impact on the Corporation. During the six months ended June 30, 2001, approximately $182,000 was recorded in other comprehensive income (loss).

   The Financial Accounting Standards Board's (FASB)
   Derivatives Implementation Group (DIG) continues to identify and provide guidance on various implementation issues related to SFAS No. 133 that are in varying stages of review and clearance by the DIG and FASB. The
   Corporation is currently evaluating the impact of these issues.

4. Inventories

   At June 30, 2001 and December 31, 2000, approximately
   70% and 64% respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                                    (in thousands)
                           June 30,      December 31,
                             2001           2000
   Raw materials           $13,926         $12,315
   Work-in-process          23,598          26,422
   Finished goods            5,933           4,383
   Supplies                  4,657           4,891
                           $48,114         $48,011

5. Comprehensive (Loss) Income

   The Corporation's comprehensive (loss) income for the six and three months ended June 30, 2001 and 2000 consisted of:

                                            (in thousands)
                              Six Months Ended   Three Months Ended
                                  June 30,
June 30,

                              2001       2000       2001     2000
   Net (loss) income       $(3,485)    $ 8,197 $  (784)   $ 4,032
   Foreign currency
    translation               (730)     (1,333)     927     (564)
   Unrealized holding (losses)
    gains on marketable
    securities                (119)       (86)      134        43
   Change in fair value
    of derivatives            (182)          -     (43)         -
   Comprehensive (loss)
 income                    $(4,516)    $6,778  $   232    $ 3,511

6. Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the six and three months ended June 30, 2001 equaled 9,602,621 shares.
   The weighted average number of common shares outstanding for the six and three months ended June 30, 2000 equaled
   9,598,981 and 9,602,621 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,636,843 and 9,625,997 shares for the six and three months ended June 30, 2001, respectively, and 9,616,388 and 9,620,915 for the six and three months ended June 30, 2000, respectively.

7. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments.




                             Six Months Ended    Three Months Ended
                                 June 30,            June 30,
                            2001       2000       2001      2000
   Net Sales:
     Forged and Cast Rolls $ 49,054 $ 62,014   $ 24,877  $ 29,634
     Air and Liquid
      Processing             48,658   38,476     24,943    19,384
     Plastics Processing
      Machinery              15,076   17,654      6,801     8,963
        Total Reportable
         Segments          $112,788 $118,144   $ 56,621  $ 57,981

   Income (loss) before taxes:
     Forged and Cast Rolls$ (6,329) $  7,238  $   (220)  $  3,488
     Air and Liquid
      Processing              3,421    4,362        983     2,255
     Plastics Processing
      Machinery               (135)      975    (244)         341
        Total Reportable
         Segments           (3,043)   12,575        519     6,084
     Other expense - net    (1,807)    (170)    (1,417)      (14)

       Total              $ (4,850) $ 12,405  $   (898)  $  6,070



   Income (loss) before taxes for the six and three months ended June 30, 2001 for the Forged and Cast Rolls segment includes restructuring charges of $7,280,000 and $360,000, respectively. In addition, income (loss) before taxes for the Air and Liquid Processing segment for the six and three months ended June 30, 2001 includes litigation costs of approximately $1,900,000.

   Other expense - net for the six and three months ended
   June 30, 2001 include charges of approximately
   $1,040,000 primarily for foreign currency translation losses incurred on the sale of a small feed roll business (Note 8) and environmental costs expected to be incurred for a previously discontinued business (Note
   9).

8. Divestitures

   In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its small feed roll business in England for approximately $1,060,000. A loss of approximately
   $490,000 was recognized which related primarily to the release of foreign currency translation losses previously recorded as a component of other comprehensive income (loss).

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

   In April 1994, the Bankruptcy Court (Court) issued a favorable judgment denying all claims against the Corporation. In addition, the Court permitted the Corporation to recover $2,200,000 from the estate of Valley in connection with the Corporation's lien for the industrial revenue bond guaranty. Subsequently, the unsecured creditors committee appealed this judgment;
   however, in August 1999, the Bankruptcy Appellate Panel for the Sixth Circuit (BAP) affirmed the Court's decision in favor of the Corporation. The unsecured creditors committee appealed the BAP's decision to the United States Court of Appeals for the Sixth Circuit
   (Court of Appeals).  In February 2001, the Court of
   Appeals affirmed the Court's decision in favor of the Corporation. The deadline has now passed for plaintiffs to file either a petition for rehearing with the Sixth
   Circuit or a petition for certiorari with the United
   States Supreme Court. Therefore, this matter is now concluded.

   In April, 2001, Buffalo Air Handling Company (BAH) was joined as a defendant in a lawsuit previously filed by St. Jude Children's Research Hospital (Hospital) in the
   United States District Court for the Western District of
   Tennessee at No. 00-2243 M1 A against Turner
   Construction Company, Henningsen, Durham & Richardson, and Howden Fan Company (Howden). The litigation arises out of alleged defects in the air

                            - 9 -
   handling system installed at the Hospital. The Hospital is seeking $3.8 million in compensatory damages from the defendants. In addition, punitive and treble damages are being sought from certain of the defendants, including BAH, for alleged fraud, negligent misrepresentation, intentional inducement of breach of contract and civil conspiracy. Howden has asserted a separate claim against BAH for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase Agreement (Agreement) whereby BAH acquired the assets and business of Howden's air handling division. BAH believes it has a right to indemnification by Howden pursuant to the Agreement and has filed appropriate counterclaims. The Corporation believes that it has meritorious defenses and will vigorously defend this lawsuit. In the second quarter of 2001, the Corporation provided $1,900,000 for litigation costs in connection with this case. It is expected that the case will go to mediation in the third quarter of 2001.

   In addition to the litigation noted above, the Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

   With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with sales of real estate previously owned by discontinued operations and has been named a Potentially
   Responsible Party at one third-party landfill site used by a division which was previously sold. The reserves for discontinued operations include an accrual for costs of likely remedial actions. In the second quarter of 2001, the Corporation recorded an additional $550,000 for costs estimated to be incurred with respect to the remediation of real estate previously owned by a discontinued operation.

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

10.  Recently Issued Accounting Pronouncements

   In June 2001, the FASB unanimously voted in favor of SFAS No. 141, "Business Combinations," and SFAS No. 142,
   "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

   SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in

                           - 10 -

   accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
   Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.

   The Corporation is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for business combinations completed after June 30, 2001; and, any goodwill or other intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized.
   Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

   SFAS No. 141 will require the Corporation to evaluate its existing intangible assets and goodwill and to make necessary reclassifications to conform with the new separation requirements at the date of adoption. Upon adoption of SFAS No. 142, the Corporation will be required to reassess the useful lives and residual values of its intangible assets and make any necessary adjustment to the amortization periods by March 31, 2002.

   The Corporation is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the complete impact of the new accounting standards has yet to be determined, amortization expense for goodwill for the six and three months ended June 30, 2001 approximated $145,000 and $73,000, respectively.































                           - 11 -
            ITEM 2 - AMPCO-PITTSBURGH CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Six and Three Months Ended June 30, 2001
and 2000

In 2001, the Corporation undertook a review of its global roll-making capacity. As a result, in March 2001, the Corporation recorded a pre-tax charge of $6,920,000 for restructuring costs associated with the permanent closure of its forged steel roll plant in Belgium and, in May 2001, recorded a pre-tax charge of $360,000 related to a workforce reduction at its cast roll facility in England. Of these charges, approximately $3,860,000 relates to employee severance and pension costs for approximately 96 employees, $2,120,000 for costs associated with the disposition of assets, $800,000 for the release of foreign currency translation adjustments recorded within accumulated other comprehensive loss, and $500,000 for various other costs.
As of June 30, 2001, approximately $2,500,000 of the reserve had been utilized (primarily related to employee severance and pension costs and release of foreign currency translation adjustments). It is estimated that the majority of the remaining costs will be paid by March 2002. In addition, in the second quarter of 2001, the Corporation provided $1,900,000, pretax, for litigation costs related to a lawsuit filed in the quarter and $1,040,000, pretax, for foreign currency translation losses resulting from the sale of its small feed roll business in England and environmental costs of a previously discontinued business. In summary, the first quarter was adversely impacted by a one-time pretax charge of $6,920,000 and the second quarter by one-time pretax charges and the charge for litigation costs of $3,300,000.

Net Sales. Net sales for the six and three months ended June 30, 2001 were $112,788,000 and $56,621,000, respectively, compared to $118,144,000 and $57,981,000 for the same periods of 2000, respectively. A discussion of the second quarter and year-to-date sales for the Corporation's three segments is included below. Order backlogs approximated $112,091,000 at June 30, 2001 in comparison to $115,552,000 at December 31, 2000. The decrease is due to a reduction in the backlogs of the Forged and Cast Rolls and the Plastics Processing Machinery segments offset by an improvement in backlog for the Air and Liquid Processing segment.

Cost of Products Sold. The cost of products sold, excluding depreciation, equaled 77.2% and 78.3% of net sales for the six and three months ended June 30, 2001, respectively, compared to 73.0% and 73.6%, respectively, for the six and three months ended June 30, 2000, respectively. The increase is due primarily to lower production volumes for the roll and plastics operations and significantly reduced selling prices.

Income (Loss) from Operations. The Corporation incurred a loss from operations of $3,043,000 for the six months ended June 30, 2001, but earned $519,000 for the three months ended June 30, 2001. Excluding the aforementioned restructuring and litigation charges, income from operations would have approximated $6,137,000 and $2,779,000, respectively, for the six and three months ended June 30, 2001, which compares to $12,575,000 and $6,084,000 for the same periods of the prior year. A discussion of the second quarter and year-to-date results for the Corporation's three segments is included below.

                           - 12 -

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment decreased for the six and three months ended June 30, 2001 by $12,960,000 to $49,054,000 and by $4,757,000 to
$24,877,000, respectively, against the comparable prior year periods. As a result of the restructuring charges, the forged and cast rolls segment incurred an operating loss of $6,329,000 and $220,000 for the six and three months ended June 30, 2001. Excluding the restructuring charges, operating income would have been $951,000 and $140,000 respectively, for the six and three months ended June 30, 2001, a decrease of $6,287,000 and $3,348,000 from the comparable prior year periods. Sales and operating income were negatively impacted by severe economic downturn in the U.S. and U.K. steel industries resulting in lower demand and an erosion of selling prices. In addition, the strength of the U.S. dollar and the British pound sterling has negatively impacted export sales and impaired gross margins.

Air and Liquid Processing. For the six months ended June 30, 2001, sales for the Air and Liquid Processing segment increased $10,182,000 to $48,658,000 and for the three months ended June 30, 2001 increased $5,559,000 to $24,943,000. The improvement is attributable to an increase in pump sales primarily to original equipment manufacturers
(OEM) serving the energy sector and to the growth in the sale of air handling systems, particularly to the pharmaceutical and institutional markets. In comparison to the same periods of the prior year, earnings were negatively impacted by litigation costs of $1,900,000 covering alleged defects in an air handling system manufactured more than six years ago, attributing to the decrease in earnings of $941,000 to $3,421,000 for the six months ended June 30, 2001 and a decrease of $1,272,000 to $983,000 for the three months ended June 30, 2001. Excluding this charge, operating results improved for the pumps and air handling businesses and offset the poorer results for the heat exchange coil business, which is principally being impacted by the weak industrial economy.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the six-month period ended June 30, 2001 decreased by $2,578,000 to $15,076,000 and for the three-month period ended June 30, 2001 decreased $2,162,000 to $6,801,000 in comparison to the same periods of the prior year. In addition, earnings decreased $1,110,000 to an operating loss of $135,000 for the six months ended June 30, 2001 and decreased $585,000 to an operating loss of $244,000 for the three months ended June 30, 2001 in comparison to the same periods of the prior year. The decrease is attributable to a significant nationwide downturn in sales of plastic producing machinery and lower business activity levels of plastic processors. The impact on the segment has been a substantial reduction in volume and selling prices, in particular, to OEM customers.

Other Expense - net. Other expense - net for the six and three months ended June 30, 2001 of $1,807,000 and $1,417,000, respectively, compares to other expense - net of $170,000 and $14,000 for the comparable periods in 2000.
The increase in expense is due primarily to the loss on the sale of the small feed roll business in May 2001 (which related primarily to the release of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss) and recognition of additional environmental costs estimated to be incurred with respect to the remediation of real estate previously owned by a discontinued operation.



                           - 13 -
Income taxes. The effective tax rate for the six and three months ended June 30, 2001 approximated (28.1%) and (12.7%), respectively, in comparison to 33.9% and 33.6% for the comparable prior year periods. The reduction is due primarily to release of foreign currency translation losses (for which no tax benefit is provided) resulting from the sale of the small feed roll business in England.

Net Income. As a result of all of the above, the Corporation had a net loss for the six and three months of 2001 of $3,485,000 and $784,000, respectively. This compares with net income of $8,197,000 and $4,032,000 for the comparable prior year periods.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for the six months ended June 30, 2001 at $6,287,000 in comparison to positive cash flows of $8,932,000 for the six months ended June 30, 2000. The difference in cash flows between the two periods results primarily from changes in working capital.

Net cash flows used in investing activities were $2,625,000 in 2001 compared to $5,477,000 in 2000. Capital expenditures for 2001 totaled $3,685,000 compared to $8,345,000 in 2000. Capital expenditures carried forward from June 30, 2001 approximate $9,249,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables of its small feed roll business in England for approximately $1,060,000. In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of Davy for approximately $1,673,000. A portion of the proceeds included a $400,000 note which was paid in September 2000 as well as an additional $100,000 on a long-term note originally deemed to have no present value. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000. In May 2000, approximately $300,000 of the purchase price for The Davy Roll Group (Davy) was returned to the Corporation based on the balance sheet of Davy as of the date of acquisition.

Net cash flows used in financing activities were $3,920,000 for 2001 and $1,794,000 for 2000 and include payment of quarterly dividends at a rate of $0.10 per share. In addition, the Corporation repaid in 2001, $2,000,000 of short-term borrowings which were outstanding as of December
31, 2000. In first quarter 2000, proceeds were received from the issuance of common stock under the Corporation's stock option plan.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at June 30, 2001 was approximately $3,500,000.

In April, 2001, Buffalo Air Handling Company (BAH) was joined as a defendant in a lawsuit previously filed by St.
Jude Children's Research Hospital (Hospital) in the United
States District Court for the Western District of Tennessee at No. 00-2243 M1 A against Turner Construction Company,
Henningsen, Durham & Richardson, and Howden Fan Company
(Howden). The litigation arises out of alleged defects in the air handling system installed at the Hospital. The
Hospital is seeking $3.8 million in


                           - 14 -
compensatory damages from the defendants. In addition, punitive and treble damages are being sought from certain of the defendants, including BAH, for alleged fraud, negligent misrepresentation, intentional inducement of breach of contract and civil conspiracy. Howden has asserted a separate claim against BAH for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase Agreement (Agreement) whereby BAH acquired the assets and business of Howden's air handling division. BAH believes it has a right to indemnification by Howden pursuant to the Agreement and has filed appropriate counterclaims. The Corporation believes that it has meritorious defenses and will vigorously defend this lawsuit. In the second quarter of 2001, the Corporation provided $1,900,000 for litigation costs in connection with this case. It is expected that the case will go to mediation in the third quarter of 2001.

In addition to the litigation noted above, the Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes that the results of the above noted litigation and other pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with sales of real estate previously owned by discontinued operations and has been named a Potentially Responsible
Party at one third-party landfill site used by a division which was previously sold. The reserves for discontinued operations include an accrual for costs of likely remedial actions. In the second quarter of 2001, the Corporation recorded an additional $550,000 for costs estimated to be incurred with respect to the remediation of real estate previously owned by a discontinued operation.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board's (FASB) Derivatives Implementation Group (DIG) continues to identify and provide guidance on various implementation issues related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as Amended", that are in varying stages of review and clearance by the DIG and FASB. The Corporation is currently evaluating the impact of these issues.


                           - 15 -

In June 2001, the FASB unanimously voted in favor of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill.

SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.

The Corporation is required to adopt the provisions of SFAS
No. 141 and SFAS No. 142 on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for business combinations completed after June 30, 2001; and, any goodwill or other intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001.

SFAS No. 141 will require the Corporation to evaluate its existing intangible assets and goodwill and to make necessary reclassifications to conform with the new separation requirements at the date of adoption. Upon adoption of SFAS No. 142, the Corporation will be required to reassess the useful lives and residual values of its intangible assets and make any necessary adjustment to the amortization periods by March 31, 2002.

The Corporation is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the complete impact of the new accounting standards has yet to be determined, amortization expense for goodwill for the six and three months ended June 30, 2001 approximated $145,000 and $73,000, respectively.

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2000. See Note 3
(Derivatives) for expanded disclosure of the market risks.










                           - 16 -

                 PART II - OTHER INFORMATION
                AMPCO-PITTSBURGH CORPORATION


Item 1.    Legal Proceedings

        The Corporation previously reported a lawsuit captioned Official Unsecured Creditors' Committee of Valley-Vulcan Mold Company v. Microdot, Inc.,
        Valley Mould Corporation, Ampco-Pittsburgh
        Corporation and Vulcan, Inc. The lawsuit arose out of the filing of a petition under Chapter 11 of the United Bankruptcy Code in October, 1990 by Valley-
        Vulcan Mold Company, a partnership formed in September, 1987 (the "Partnership") of which
        Vulcan, Inc. (a subsidiary of the Corporation) was a general partner. The trial of the lawsuit was held the week of October 4, 1993. In April 1994, the Court issued a judgment in favor of the Corporation. Under the Court's decision, all claims against the Corporation were denied. All claims against Vulcan, Inc. were also denied except for its liability as a general partner. Vulcan's only asset is its interest in the partnership, which has no value and accordingly the judgment will not have any adverse effect on the Corporation.

        The Bankruptcy Appellate Panel for the Sixth
        Circuit and the United States Court of Appeals for the Sixth Circuit both affirmed the judgment issued by the trial court. The deadline has now passed for plaintiffs to file either a petition for rehearing with the Sixth Circuit or a petition for certiorari with the United States Supreme Court.
        Therefore, this matter is now concluded.


Items 2-3. None

Item 4.    Submission of Matters to a Vote of Security Holders

        On April 24, 2001 at the annual meeting of shareholders, Leonard M. Carroll, Laurence E. Paul and Ernest G. Siddons were elected directors of the Corporation by the following votes:

                                         For       Withheld
        Leonard M. Carroll            6,902,551   1,873,736

        Laurence E. Paul              6,877,250   1,899,037

        Ernest G. Siddons             6,825,335   1,950,952

        The shareholders did not approve a shareholder proposal urging the Board of Directors to authorize the prompt sale of the Corporation to the highest bidder. The vote was:

        3,733,295 (For); 4,242,151 (Against); 67,118 (Abstain)




                           - 17 -
Item 5.    None

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


                Attached hereto as Exhibit 3 is an
                amendment to the by-laws adopted by the
                Board of Directors of the Corporation on April 24, 2001 amending Section 9,
                Nominations for Directors.


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

                           - 18 -


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

            (c)    1997 Stock Option Plan, as amended.

                    Incorporated by reference to the Proxy
                    Statements dated March 14, 1997 and
                    March 15, 2000.


     (b) Reports on Form 8-K

         None






































                           - 19 -
                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH
CORPORATION




DATE:  August 14, 2001           BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                           Chief Executive Officer




DATE:  August 14, 2001           BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                           Controller and Treasurer

























                           - 20 -
                AMPCO-PITTSBURGH CORPORATION

                        EXHIBIT INDEX






Exhibit 3 -  Amended and restated By-laws











































                           - 21 -