Form 10-Q
period 2001-09-30
AMPCO PITTSBURGH CORP
filed 2001-11-09
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549


(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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

YES  X       NO



On November 8, 2001, 9,608,897 common shares were outstanding.




                          - 1 -




                 AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                            Page No.


Part I -  Financial Information:

          Item 1 - Consolidated Financial Statements

          Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000	        3

          Consolidated Statements of Operations-
            Nine Months Ended September 30, 2001 and 2000;
            Three Months Ended September 30, 2001 and 2000      4

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000	5

          Notes to Consolidated Financial Statements	        6

          Item 2 - Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations	                               12

          Item 3 - Quantitative and Qualitative Disclosures
                    About Market Risk	                       16

Part II - Other Information:


	  Item 6 - Exhibits and Reports on Form 8-K	       17

          Signatures					       19






                                - 2 -



                      PART I - FINANCIAL INFORMATION
                       AMPCO-PITTSBURGH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


					September 30, 	December 31,
   					     2001    	    2000
Assets
 Current assets:
   Cash and cash equivalents	 	$ 15,335,469	$ 17,861,531
   Receivables, less allowance for
    doubtful accounts of $1,006,883 in
    2001 and $626,722 in 2000	    	  48,583,653	  49,181,086
   Inventories				  47,654,050	  48,010,609
   Other				   4,861,684	   5,701,751
     Total current assets		 116,434,856	 120,754,977

Property, plant and equipment, at cost:
  Land and land improvements		   5,405,865	   5,650,911
  Buildings				  30,185,500	  31,476,129
  Machinery and equipment		 143,251,111	 142,662,151
					 178,842,476	 179,789,191
  Accumulated depreciation		  87,523,801	  86,349,981
      Net property, plant and equipment	  91,318,675	  93,439,210
Prepaid pension			  	  19,428,331	  17,196,123
Other noncurrent assets			  13,965,679	  13,073,722
					$241,147,541	$244,464,032

Liabilities and Shareholders' Equity
 Current liabilities:
  Note payable to bank			$          -	$  2,000,000
  Accounts payable			  13,307,229	  13,779,501
  Accrued payrolls and employee benefits   9,153,977	   8,332,985
  Other					  14,744,944	  10,507,330
     Total current liabilities		  37,206,150	  34,619,816
 Employee benefit obligations		  16,265,906	  16,310,473
 Industrial Revenue Bond debt		  14,661,000	  14,661,000
 Deferred income taxes 	 		  12,920,988	  15,816,670
 Other noncurrent liabilities	 	   2,667,047	     579,160
     Total liabilities	  		  83,721,091	  81,987,119
Shareholders' equity:
 Preference stock - no par value;
  authorized 3,000,000 shares: none
  issued	      -	      -
 Common stock - par value $1; authorized
  20,000,000 shares; issued and
  outstanding 9,608,897 in 2001 and
  9,602,621 in 2000			  9,608,897	   9,602,621
 Additional paid-in capital	 	102,790,603	 102,780,980
 Retained earnings			 47,660,235	  52,385,164
 Accumulated other comprehensive loss	 (2,633,285)	  (2,291,852)
     Total shareholders' equity	        157,426,450	 162,476,913
				       $241,147,541	$244,464,032

                  See Notes to Consolidated Financial Statements.

                                      - 3 -



			    AMPCO-PITTSBURGH CORPORATION
			CONSOLIDATED STATEMENTS OF OPERATIONS
				    (UNAUDITED)


				Nine Months Ended Sept. 30,	Three Months Ended Sept. 30,
  				  2001    	    2000    	    2001    	    2000

Net sales			$166,156,034	$170,942,483	$ 53,367,586	$ 52,798,885

Operating costs and expenses:
  Cost of products sold
   (excluding depreciation)	 128,591,158	 124,795,184	  41,463,479	  38,500,770
  Selling and administrative	  25,087,905	  22,624,016	   7,812,487	   7,289,286
  Depreciation	 		   6,170,295	   5,715,635	   2,022,047	   1,776,303
  Restructuring charges		   7,280,000	           -	           -	           -
 				 167,129,358	 153,134,835	  51,298,013	  47,566,359
Income (loss) from operations	    (973,324)	  17,807,648	   2,069,573	   5,232,526

Other income (expense):
  Interest expense	    	    (517,103)	    (667,851)	    (157,452)	    (231,974)
  Other - net	   		    (674,088)	     325,983	     773,023	      60,255
		  		  (1,191,191)	    (341,868)	     615,571	    (171,719)

Income (loss)before
 income taxes	  		  (2,164,515)	  17,465,780	   2,685,144	   5,060,807
Income tax (benefit)
 provision	    		    (321,000)	   5,969,000	   1,044,000	   1,761,000

Net income (loss) 		$ (1,843,515)	$ 11,496,780	$  1,641,144	$  3,299,807

Basic and diluted earnings
 per share			$      (0.19)	$       1.20	$       0.17	$       0.34

Cash dividends declared
 per share			$       0.30	$       0.30	$       0.10	$       0.10

Weighted average number of
 common shares outstanding	   9,603,630	   9,600,203	   9,605,616	   9,602,621



	                 See Notes to Consolidated Financial Statements.


                           AMPCO-PITTSBURGH CORPORATION
		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (UNAUDITED)


					Nine Months Ended September 30,
  					    2001    	    2000

Net cash flows provided by operating
 activities				$  7,641,473	$ 16,571,680

Cash flows from investing activities:
   Purchases of property, plant and
    equipment  				  (6,220,371)	 (10,465,217)
   Proceeds from sale of business	   1,060,000	   1,760,613
   Proceeds from sale of investments	           -	   1,297,248
   Reimbursement of purchase price	           -	     298,058
   Net cash flows (used in) investing
    activities	 			  (5,160,371)	  (7,109,298)

Cash flows from financing activities:
   Repayment of note payable to bank	  (2,000,000)		   -
   Proceeds from the issuance of
    common stock			      15,900	     125,000
   Dividends paid	 		  (2,880,588)	  (2,879,537)

   Net cash flows (used in) financing
    activities	 			  (4,864,688)	  (2,754,537)

Effect of exchange rate changes on cash
 and cash equivalents	   		    (142,476)	    (822,379)

Net (decrease) increase in cash and
 cash equivalents			  (2,526,062)	   5,885,466
Cash and cash equivalents at
 beginning of period	 		  17,861,531	  16,322,834

Cash and cash equivalents at
 end of period				$ 15,335,469	$ 22,208,300


Supplemental information:
   Income tax payments			$  1,357,263	$  4,266,312
   Interest payments			$    556,940	$    667,803



                  See Notes to Consolidated Financial Statements.

			AMPCO-PITTSBURGH CORPORATION
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Unaudited Consolidated Financial Statements

The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the nine and three months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2000. The results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the operating results expected for the full year.

2.  Restructuring

In 2001, the Corporation undertook a review of its global roll-making capacity. As a result, in March 2001, the Corporation recorded a pre-tax charge of $6,920,000 for restructuring costs associated with the permanent closure of its forged steel roll plant in Belgium and, in May 2001, recorded a pre-tax charge of $360,000 related to a workforce reduction at its cast roll facility in England. Of these charges, approximately $3,860,000 relates to employee severance and pension costs for approximately 96 employees, $2,120,000 for costs associated with the disposition of assets, $800,000 for the release of foreign currency translation adjustments recorded within accumulated other comprehensive loss, and $500,000 for various other costs. As of September 30, 2001, approximately $2,700,000 of the reserve had been utilized (primarily related to employee severance and pension costs and release of foreign currency translation adjustments). It is estimated that the majority of the remaining costs will be paid in 2002.

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

As of January 1, 2001, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative will depend on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative will be deferred in accumulated other comprehensive loss. Any portion considered to be ineffective will be reported in earnings immediately. As of the date of adoption, the impact of SFAS No. 133 did not have a material impact on the financial results of the Corporation. During the nine months ended September 30, 2001, approximately $274,000 was recorded in other comprehensive income (loss).

The Financial Accounting Standards Board's (FASB) Derivatives Implementation Group (DIG) continues to identify and provide guidance on various implementation issues related to SFAS No. 133, as amended, that are in varying stages of review and clearance by the DIG and FASB. The Corporation is currently evaluating the impact of these issues.

4.  Inventories

At September 30, 2001 and December 31, 2000, approximately 71% and 64% respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method.
Inventories are comprised of the following:


			     (in thousands)
		     September 30,     December 31,
			  2001   	  2000
Raw materials		$14,742		$12,315
Work-in-process		 22,012		 26,422
Finished goods		  6,037		  4,383
Supplies	  	  4,863		  4,891
			$47,654		$48,011

5.  Comprehensive (Loss) Income

The Corporation's comprehensive (loss) income for the nine and three months ended September 30, 2001 and 2000 consisted of:


	         			     (in thousands)
				 Nine Months Ended	Three Months Ended
				   September 30,  	September 30,

				 2001	   2000	 	   2001	  2000
Net (loss) income		$(1,844)  $11,497	$ 1,641	$ 3,300
Foreign currency translation	    217    (2,807)	    947	 (1,474)
Unrealized holding (losses)
 gains on marketable
 securities			   (285)     (23)          (166)     63
Change in fair value
 of derivatives	  		   (274)   	-	    (92)      -
Comprehensive (loss) income	$(2,186)   $8,667	$ 2,330	$ 1,889



					- 7 -
6.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine and three months ended September 30, 2001 equaled 9,603,630 and 9,605,616 shares, respectively. The weighted average number of common shares outstanding for the nine and three months ended September 30, 2000 equaled 9,600,203 and 9,602,621 shares, respectively.

The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,632,568 and 9,624,278 shares for the nine and three months ended September 30, 2001, respectively, and 9,619,477 and 9,625,979 for the nine and three months ended September 30, 2000, respectively.

7.  Business Segments

Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments.



				    Nine Months Ended		   Three Months Ended
				      September 30,	  	     September 30,
				  2001  	  2000  	  2001  	  2000
Net Sales:
  Forged and Cast Rolls		$ 73,448	$ 88,007	$ 24,394	$ 25,994
  Air and Liquid
   Processing			  71,254	  57,287	  22,595	  18,743
  Plastics Processing
   Machinery	 		  21,454	  25,648	   6,379	   8,062
     Total Reportable
      Segments			$166,156	$170,942	$ 53,368	$ 52,799

Income (loss) before taxes:
  Forged and Cast Rolls		$ (6,226)	$  9,645	$    110	$  2,364
  Air and Liquid
   Processing			   5,691	   6,677	   2,339	   2,359
  Plastics Processing
   Machinery	   		    (438)	   1,486	    (379)  	     510
     Total Reportable
      Segments			    (973)	  17,808	   2,070	   5,233
  Other income
   (expense) - net	  	  (1,192)	    (342)	     615	    (172)

      Total			$ (2,165)	$ 17,466	$  2,685	$  5,061


Income (loss) before taxes for the nine months ended September 30, 2001 for the Forged and Cast Rolls segment includes restructuring charges of $7,280,000. In addition, income (loss) before taxes for the Air and Liquid Processing segment for the nine and three months ended September 30, 2001 includes litigation costs of approximately $2,250,000 and $350,000, respectively.

Other income (expense) - net for the nine months ended September 30, 2001 includes charges of approximately $1,040,000 primarily for foreign currency translation losses incurred on the sale of a small feed roll business (Note 8) and environmental costs expected to be incurred for a previously discontinued business (Note 9).

8.  Divestitures

In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its small feed roll business in England for approximately $1,060,000. A loss of approximately $490,000 was recognized which related primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss.

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

In April 1994, the Bankruptcy Court (Court) issued a favorable judgment denying all claims against the Corporation. In addition, the Court permitted the Corporation to recover $2,200,000 from the estate of Valley in connection with the Corporation's lien for the industrial revenue bond guaranty. Subsequently, the unsecured creditors committee appealed this judgment; however, in August 1999, the Bankruptcy Appellate Panel for the Sixth Circuit (BAP) affirmed the Court's decision in favor of the Corporation. The unsecured creditors committee appealed the BAP's decision to the United States Court of Appeals for the Sixth Circuit (Court of Appeals). In February 2001, the Court of Appeals affirmed the Court's decision in favor of the Corporation. The deadline has passed for plaintiffs to file either a petition for rehearing with the Sixth Circuit or a petition for certiorari with the United States Supreme Court. Therefore, this matter is now concluded.

In April, 2001, Buffalo Air Handling Company (BAH) was joined as a defendant in a lawsuit previously filed by St. Jude Children's Research Hospital (Hospital) in the United States District Court for the Western District of Tennessee at No. 00-2243 M1 A against Turner Construction Company, Henningsen, Durham & Richardson, and Howden Fan Company (Howden). The litigation arose out of alleged defects in the air handling system installed at the Hospital. The Hospital was seeking $3.8 million in compensatory damages from the defendants. In addition, punitive and treble damages were being sought from certain of the defendants, including BAH, for alleged fraud, negligent misrepresentation, intentional inducement of breach of contract and civil conspiracy. Howden had asserted a separate claim against BAH for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase Agreement (Agreement) whereby BAH acquired the assets and business of Howden's air handling division. The case went to mediation in the third quarter of 2001, and was settled. The Corporation provided $2,250,000 ($350,000 in the third quarter of 2001 and $1,900,000 in the second quarter of 2001) for litigation costs with respect to this case.

The Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes, however, that the results of pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

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

SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.

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

The Corporation is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the complete impact of the new accounting standards has yet to be determined, amortization expense for goodwill for the nine and three months ended September 30, 2001 approximated $218,000 and $73,000, respectively.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Corporation January 1, 2002. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. The Corporation is in the process of evaluating the effect the adoption of SFAS No. 143 and 144 will have on its financial condition and results of operations.

			 ITEM 2 - AMPCO-PITTSBURGH CORPORATION
			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Nine and Three Months Ended September 30, 2001 and 2000

In 2001, the Corporation undertook a review of its global roll-making capacity. As a result, in March 2001, the Corporation recorded a pre-tax charge of $6,920,000 for restructuring costs associated with the permanent closure of its forged steel roll plant in Belgium and, in May 2001, recorded a pre-tax charge of $360,000 related to a workforce reduction at its cast roll facility in England. Of these charges, approximately $3,860,000 relates to employee severance and pension costs for approximately 96 employees, $2,120,000 for costs associated with the disposition of assets, $800,000 for the release of foreign currency translation adjustments recorded within accumulated other comprehensive loss, and $500,000 for various other costs. As of September 30, 2001, approximately $2,700,000 of the reserve had been utilized (primarily related to employee severance and pension costs and release of foreign currency translation adjustments). It is estimated that the majority of the remaining costs will be paid in 2002. In addition, operating results have also been adversely impacted by litigation costs related to a lawsuit filed in the second quarter of 2001, customer bankruptcies in the steel industry, foreign currency translation losses resulting from the sale of its small feed roll business in England and environmental costs of a previously discontinued business. In summary, net income (loss) for the nine and three months ended September 30, 2001 includes pre-tax charges of $10,947,000 and $727,000, respectively, related to the above items.

Net Sales. Net sales for the nine and three months ended September 30, 2001 were $166,156,000 and $53,368,000, respectively, compared to $170,942,000 and $52,799,000 for the same periods of 2000, respectively. A discussion of the third quarter and year-to-date sales for the Corporation's three segments is included below. Order backlogs approximated $108,367,000 at September 30, 2001 in comparison to $115,552,000 at December 31, 2000. The decrease is due to a reduction in the backlogs of the Forged and Cast Rolls and the Plastics Processing Machinery segments offset by an improvement in backlog for the Air and Liquid Processing segment.

Cost of Products Sold. The cost of products sold, excluding depreciation, equaled 77.4% and 77.7% of net sales for the nine and three months ended September 30, 2001, respectively, compared to 73.0% and 72.9%, respectively, for the nine and three months ended September 30, 2000, respectively. The increase is due primarily to lower production volumes for the roll and plastics operations and significantly reduced selling prices.

Income (Loss) from Operations. The Corporation incurred a loss from operations of $973,000 for the nine months ended September 30, 2001, but earned $2,070,000 for the three months ended September 30, 2001.
Excluding the aforementioned restructuring and litigation charges, income from operations would have approximated $8,557,000 and $2,420,000, respectively, for the nine and three months ended September 30, 2001, which compares to $17,808,000 and $5,233,000 for the same periods of the prior year. A discussion of the third quarter and year-to-date results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment decreased for the nine and three months ended September 30, 2001 by $14,559,000 to $73,448,000 and by $1,600,000 to $24,394,000,
respectively, against the comparable prior year periods. Restructuring charges of $7,280,000 reduced operating results for the nine months ended September 30, 2001. Excluding these restructuring charges, operating income would have approximated $1,054,000 for the nine months ended September 30, 2001, a decrease of $8,591,000 from the comparable prior year period. Operating income for the three months ended September 30, 2001 approximated $110,000, in comparison to $2,364,000 for the three months ended September 30, 2000. Sales and operating income were negatively impacted by the severe economic downturn in the U.S. and U.K. steel industries resulting in lower demand and an erosion of selling prices. The strength of the U.S. dollar and the British pound sterling has negatively impacted export sales and impaired gross margins. In addition, earnings for the nine and three months ended September 30, 2001 include bad debt provisions arising from customer bankruptcies.

Air and Liquid Processing. For the nine months ended September 30, 2001, sales for the Air and Liquid Processing segment increased $13,967,000 to $71,254,000 and for the three months ended September 30, 2001 increased $3,852,000 to $22,595,000. Earnings were negatively impacted by litigation costs of $2,250,000 (of which $350,000 was recorded in the third quarter 2001) covering alleged defects in an air handling system manufactured more than nine years ago. Excluding these litigation charges, operating results increased by $1,264,000 and $330,000 for the nine and three months ended September 30, 2001 from the same periods in the prior year. An increase in pump sales primarily to original equipment manufacturers (OEM), growth in the sale of air handling systems, particularly to the pharmaceutical, hospital and institutional markets as well as cost savings measures account for the improved operating results and offset the poorer results for the heat exchange coil business, which is principally being impacted by the weak industrial economy.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the nine-month period ended September 30, 2001 decreased by $4,194,000 to $21,454,000 and for the three-month period ended September 30, 2001 decreased $1,683,000 to $6,379,000 in comparison to the same periods of the prior year. In addition, earnings decreased $1,924,000 to an operating loss of $438,000 for the nine months ended September 30, 2001 and decreased $889,000 to an operating loss of $379,000 for the three months ended September 30, 2001 in comparison to the same periods of the prior year. The decrease is attributable to a significant nationwide downturn in sales of plastic producing machinery and lower business activity levels of plastic processors. The impact on the segment has been a substantial reduction in volume and selling prices, in particular, to OEM customers.

Other Income (Expense) - net. Other income (expense) - net for the nine and three months ended September 30, 2001 of $(1,192,000) and $615,000, respectively, compares to other income (expense) - net of $(342,000) and $(172,000) for the comparable periods in 2000. The increase in expense for the nine month period is due primarily to the loss on the sale of the small feed roll business in May 2001 (which related primarily to the release of foreign currency translation adjustments previously recorded in accumulated other comprehensive loss) and recognition of additional environmental costs estimated to be incurred with respect to the remediation of real estate previously owned by a discontinued operation offset by gains on foreign exchange. The increase in other income for the three-month period is due primarily to gains on foreign exchange transactions versus losses incurred in the prior year.

Income taxes. The effective tax rate for the nine and three months ended September 30, 2001 approximated 14.8% and 38.8%, respectively, in comparison to 34.2% and 34.8% for the comparable prior year periods. The reduction for the nine-month period is due primarily to release of foreign currency translation losses (for which no tax benefit is provided) resulting from the sale of the small feed roll business in England. The increase in the effective rate for the three-month period ended September 30, 2001 is due primarily to lower foreign sales benefit, lower tax-exempt income and state taxes.

Net Income. As a result of all of the above, the Corporation had a net loss for the nine months of 2001 of $1,844,000 and net income for the
three months of 2001 of $1,641,000.   This compares with net income of
$11,497,000 and $3,300,000 for the comparable prior year periods.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for the nine months ended September 30, 2001 at $7,641,000 in comparison to positive cash flows of $16,572,000 for the nine months ended September 30, 2000. The difference in cash flows between the two periods results primarily from payments related to restructuring and litigation costs.

Net cash flows used in investing activities were $5,160,000 in 2001 compared to $7,109,000 in 2000. Capital expenditures for 2001 totaled $6,220,000 compared to $10,465,000 in 2000. Capital expenditures carried forward from September 30, 2001 approximate $6,479,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements.
In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables of its small feed roll business in England for approximately $1,060,000. In March 2000, the Corporation sold the net assets, excluding accounts receivables, of the small roll division of Davy for approximately $1,761,000. Also in March 2000, the Corporation sold the remaining discontinued operation property, which it carried as an investment, for its carrying value of approximately $1,300,000. In May 2000, approximately $300,000 of the purchase price for The Davy Roll Group (Davy) was returned to the Corporation based on the balance sheet of Davy as of the date of acquisition.

Net cash flows used in financing activities were $4,865,000 for 2001 and $2,755,000 for 2000 and include payment of quarterly dividends at a rate of $0.10 per share. In addition, the Corporation repaid in 2001, $2,000,000 of short-term borrowings which were outstanding as of December 31, 2000. In third quarter 2001 and first quarter 2000, proceeds were received from the issuance of common stock under the Corporation's stock option plan.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at September 30, 2001 was approximately $3,500,000.
				- 14 -


In April, 2001, Buffalo Air Handling Company (BAH) was joined as a defendant in a lawsuit previously filed by St. Jude Children's Research Hospital (Hospital) in the United States District Court for the Western District of Tennessee at No. 00-2243 M1 A against Turner Construction Company, Henningsen, Durham & Richardson, and Howden Fan Company (Howden). The litigation arose out of alleged defects in the air handling system installed at the Hospital. The Hospital was seeking $3.8 million in compensatory damages from the defendants. In addition, punitive and treble damages were being sought from certain of the defendants, including BAH, for alleged fraud, negligent misrepresentation, intentional inducement of breach of contract and civil conspiracy.
Howden had asserted a separate claim against BAH for indemnification of all costs ultimately assessed against Howden pursuant to the Assets Purchase Agreement (Agreement) whereby BAH acquired the assets and business of Howden's air handling division. The case went to mediation in the third quarter of 2001, and was settled. The Corporation provided $2,250,000 ($350,000 in the third quarter of 2001 and $1,900,000 in the second quarter of 2001) for litigation costs in connection with this case.

The Corporation is from time to time subject to routine litigation incidental to its business. The Corporation believes, however, that the results of pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board's (FASB) Derivatives
Implementation Group (DIG) continues to identify and provide guidance on various implementation issues related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, that are in varying stages of review and clearance by the DIG and FASB. The
Corporation is currently evaluating the impact of these issues.

In June 2001, the FASB unanimously voted in favor of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment until its life is determined to no longer be indefinite.

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

The Corporation is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the complete impact of the new accounting standards has yet to be determined, amortization expense for goodwill for the nine and three months ended September 30, 2001 approximated $218,000 and $73,000, respectively.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Corporation January 1, 2002. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. The Corporation is in the process of evaluating the effect the adoption of SFAS Nos. 143 and 144 will have on its financial condition and results of operations.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2000. See Note 3 (Derivatives) for expanded disclosure of the market risks.

			 PART II - OTHER INFORMATION
			AMPCO-PITTSBURGH CORPORATION


Item 1-5 None

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

Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2001 and March 31, 1996.


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





						AMPCO-PITTSBURGH CORPORATION




DATE:  November 8, 2001				BY:  s/Robert A. Paul
							Robert A. Paul
							President and
  						 	 Chief Executive Officer




DATE:  November 8, 2001				BY:  s/Marliss D. Johnson
							Marliss D. Johnson
							Vice President
							  Controller and Treasurer