Form 10-K405
period 2001-12-31
AMPCO PITTSBURGH CORP
filed 2002-03-14
CIK 6176

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION                                  I.R.S. Employer Identification
600 Grant Street, Suite 4600, Pittsburgh, PA  15219                   No. 25-1117717
412/456-4400                                               State of Incorporation: Pennsylvania

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
     Title of each class                              on which registered
     -------------------                             ---------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 5, 2002, 9,608,897 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) was approximately $103 million.

     DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 2001.

                                    PART I

ITEM 1 - BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

     Ampco-Pittsburgh Corporation (the "Corporation") was incorporated in Pennsylvania in 1929.

     The Corporation classifies it's businesses in three segments - Forged and Cast Rolls, Air and Liquid Processing, and Plastics Processing Machinery.

     In 2001, following a review of its global roll making facilities, the Corporation permanently closed the forged steel roll finishing plant in Belgium. However, the European sales and engineering group remains headquartered in that country.

     The Registrant, individually or together with its consolidated subsidiaries, is also referred to herein as the Corporation.

(b)  FINANCIAL INFORMATION ABOUT SEGMENTS

     The sales and operating profit of the Corporation's three segments and the identifiable assets attributable to each segment for the three years ended December 31, 2001 are set forth in Note 16 (Business Segments) on page 19 of the Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     Forged and Cast Rolls Segment
     -----------------------------

     Union Electric Steel Corporation produces forged hardened steel rolls for producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is considered one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European and Japanese manufacturers also compete in both the domestic and foreign markets.

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

     For additional information on the products produced and financial information about each segment, see page 4 and Note 16 (Business Segments) on page 19 of the Annual Report to Shareholders for the year ended December 31, 2001, which are incorporated herein by reference.

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

Working Capital
---------------

     Each of the Corporation's businesses maintains levels of inventory, which generally reflect normal requirements and are believed to reflect the practices of its industries. Production in all segments is generally to custom order and requires inventory levels of raw materials or semi-finished products with only a limited level of finished products. The Corporation extends credit terms consistent with practices of the industries served.

Backlog
-------

     The backlog of orders at December 31, 2001 was approximately $107,608,000 compared to a backlog of $115,552,000 at year-end 2000. Most of those orders are expected to be filled in 2002.

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

Environmental Protection Compliance Costs
-----------------------------------------

      Expenditures for environmental control matters were not material to any segment in 2001 and such expenditures are not expected to be material in 2002.

Employees
---------

      In December 2001, the Corporation had 1,618 active employees.

      (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The Corporation had, until mid 2001, manufacturing operations in Belgium and the United Kingdom. However, the Belgium roll finishing plant was permanently closed in May, 2001, leaving only a European sales and engineering support group in that country.

For financial information relating to foreign and domestic operations see Note 16 (Business Segments) on page 19 of the Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

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

Forged and Cast Rolls Segment
-------------------------------

Union Electric Steel Corp.

    Route 18                       Manufacturing    186,000 on     Metal and
    Burgettstown, PA 15021         facilities       55 acres       steel

    726 Bell Street                Manufacturing    153,000 on     Metal and
    Carnegie, PA 15106             facilities and   5 acres        steel
                                   offices

    U.S. Highway 30                Manufacturing    88,000 on      Metal and
    Valparaiso, IN 46383           facilities       20 acres       steel

    1712 Greengarden Road          Manufacturing    40,000*        Metal and
    Erie, PA 16501                 facilities                      steel

    Industrie Park                 Manufacturing    66,000 on      Concrete,
    B-3980 Tessenderlo             facilities and   15 acres       metal and
    Belgium**                      offices                         steel

The Davy Roll Company

    Gateshead Division             Manufacturing    274,000 on     Steel framed,
    Coulthards Lane                facilities and   12 acres       metal and
    Gateshead, England             offices                         brick

Company and                          Principal      Approximate       Type of
Location                                Use        Square Footage  Construction
-----------                        --------------  --------------  -------------

Forged and Cast Rolls Segment (con't)
-------------------------------------

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


Buffalo Air Handling               Manufacturing    89,000 on      Metal and
Company                            facilities and   19.5 acres     steel
    Zane Snead Drive               offices
    Amherst, VA 24531

    12740 Lynchburg Salem          Assembly         16,240*        Metal and
    Turnpike                       facility                        steel
    Forest, VA

Buffalo Pumps, Inc.                Manufacturing    94,000 on      Metal, brick
    874 Oliver Street              facilities and   7 acres        and cement
    N. Tonawanda, NY 14120         offices                         block

Plastics Processing Machinery Segment
-------------------------------------

Atlantic Grinding &
Welding, Inc.
    9 Ricker Avenue                Manufacturing    19,000 on      Metal and
    Londonderry, NH 03053          facilities and   2.6 acres      Steel
                                   offices

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

Bimex Industries, Inc.             Manufacturing    33,500 on      Metal and
    319 Universal Street           facilities and   7.8 acres      steel
    Wales, WI 53183                offices

Company and                    Principal          Approximate         Type of
 Location                         Use           Square Footage     Construction
-----------                    ---------        --------------     ------------

Plastics Processing Machinery Segment (cont')
---------------------------------------------

F. R. Gross Co., Inc.          Manufacturing    25,300 on          Masonry,
    1397 Commerce Drive        facilities and   4.2 acres          metal and
    Stow, OH 44224             offices                             steel

Keystone Rolls Company, Inc.
    40 Council Avenue          Manufacturing    25,000 on          Metal and
    Wheatland, PA 16161        facilities and   4.5 acres          steel
                               offices

New Castle Industries, Inc.
    1399 Countyline Road       Manufacturing    81,600 on          Metal and
    New Castle, PA 16102       facilities and   18.5 acres         steel
                               offices

    925 Industrial Street      Manufacturing    31,000 on          Masonry
    New Castle, PA 16102       facilities       5.3 acres          with steel
                                                                   truss roof
________________
*     Facility is leased.
**    Available for sale

      The Corporate office space is leased as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

      The Corporation estimates that all of its facilities were operated within 65% to 95% of their normal capacity during 2001. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ITEM 3 - LEGAL PROCEEDINGS

      The Corporation has been involved in various claims and lawsuits incidental to its business, including alleged exposure to asbestos containing components in certain products. In the opinion of management, the Corporation has appropriate insurance coverage and/or meritorious defenses in those cases and believes that, in the aggregate, any liability will not have a material effect on the financial position of the Corporation.

      The Corporation is currently performing remedial activities in connection with real estate previously owned or operated by certain discontinued operations. In addition, the Corporation has been designated as a Potentially Responsible Party ("PRP") at a third party landfill site used by a former operation. However, the Corporation believes that based on information known to date for all environmental matters considered in the aggregate, the liability to the Corporation would not be material.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders during the fourth quarter.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by this item is set forth on pages 21 and 22 of the Annual Report to Shareholders for the year ended December 31, 2001 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information called for by this item is set forth on page 22 of the Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information called for by this item is set forth on pages 5 through 8 of the Annual Report to Shareholders for the year ended December 31, 2001, which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is set forth in Note 10 (Financial Instruments) on pages 17 and 18 and Results of Operations on pages 5 through 8 of the Annual Report to Shareholders for the year ended December 31, 2001, which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth on pages 9 through 20 of the Annual Report to Shareholders for the year ended December 31, 2001, which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were none.

                                   PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

     (a) IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
--------------------------------------------------------------------------------

Louis Berkman (age 93, Director since 1960; current term expires in 2002). He has been Chairman of the Board of the Corporation and Chairman of the Executive Committee of the Corporation for more than five years. He is also President and a director of The Louis Berkman Company (steel products, fabricated metal products, building and industrial supplies). (N)(2)

Leonard M. Carroll (age 59, Director since 1996; current term expires in 2004). He has been Managing Director of Seneca Capital Management, Inc. (a private investment company) for more than five years. (2)(3)

William D. Eberle (age 78, Director since 1982; current term expires in 2003). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. He is also a director of Mitchell Energy & Development Co., America Service Group and Konover Property Trust. (3)

Robert A. Paul (age 64, Director since 1970; current term expires in 2003). He has been President and Chief Executive Officer of the Corporation for more than five years. He is also an officer and director of The Louis Berkman Company and director of National City Corporation. (2)

Laurence E. Paul (age 37, Director since 1998; current term expires in 2004). He is a Vice President of The Louis Berkman Company. From 1995 to February 2001 he served in various capacities, including as a Managing Director, of Donaldson, Lufkin & Jenrette (Investment Banker). The firm was bought by Credit Suisse First Boston in 2000.

Carl H. Pforzheimer, III (age 65, Director since 1982; current term expires in
2002). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (N)(3)

     (a) IDENTIFICATION OF DIRECTORS (cont')

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies
--------------------------------------------------------------------------------

Ernest G. Siddons (age 68, Director since 1981; current term expires in 2004). He has been Executive Vice President and Chief Operating Officer of the Corporation for more than five years. From September 1996 to December 1997 he was also President of Union Electric Steel Corporation, a subsidiary of the Corporation. (2)

__________
(N)  Nominee for election at the April 23, 2002 Annual Meeting of Shareholders.
(1)  Officers serve at the discretion of the Board of Directors.
(2)  Member of Executive Committee.
(3)  Member of Audit, Salary, Stock Option and Nominating Committees.

     (b) IDENTIFICATION OF EXECUTIVE OFFICERS

     In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see "Identification of Directors" above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five
Years
--------------------------------------------------------------------------------

Rose Hoover (age 46). She has been a Vice President of the Corporation since June 1999 and has been Secretary for more than five years. For more than five years before June 1999, she was Manager of Real Property and Environmental Control.

Marliss D. Johnson (age 37). She has been Vice President, Controller and Treasurer of the Corporation since July 1999. For five years before July 1999, she was a Senior Manager with PricewaterhouseCoopers LLP (a public accounting firm).

Terrence W. Kenny (age 42). He has been Group Vice President of the Corporation since February 1999 and was Vice President Corporate Development & Planning from April 1998 to February 1999. For five years prior to 1998, he was Vice President and Treasurer of Buffalo Pumps, Inc., a subsidiary of the Corporation.

Robert F. Schultz (age 54). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

__________
(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

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

                          SUMMARY COMPENSATION TABLE
                              Annual Compensation

----------------------------------------------------------------------------------------
(a)                         (b)      (c)      (d)          (g)              (i)

Name and                                                Securities        All Other
Principal                          Salary    Bonus      Underlying       Compensation
Position                    Year     ($)      ($)       Options(#)           ($)
---------                   ----   ------    -----      ----------       ------------
Robert A. Paul              2001   400,000          0
President and Chief         2000   375,000     63,750         60,000(1)
Executive Officer           1999   353,250    112,500         60,000(2)

Louis Berkman               2001   400,000          0
Chairman of the Board       2000   375,000     63,750         60,000(1)
and Executive Committee     1999   353,250    112,500         60,000(2)

Ernest G. Siddons           2001   360,000          0
Executive Vice President    2000   336,000     57,120         50,000(1)
and Chief Operating         1999   316,500    100,800         50,000(2)
Officer

Terrence W. Kenny           2001   140,000          0         38,500(3)
Group Vice President        2000   120,000     30,000         12,500(1)
                            1999   110,550     25,000         12,500(2)

Robert F. Schultz           2001   153,000          0
Vice President              2000   147,000     18,000         10,000(1)
Industrial Relations        1999   142,000     20,000         20,000(2)
and Senior Counsel

______________

(1) Options granted in April 2000 and exercisable in June 2000.
(2) Options granted in December 1998 and exercisable in May 1999.
(3) Pursuant to an Incentive Bonus Plan based on income from operations of the Air and Liquid Handling Group.

(b)  COMPENSATION PURSUANT TO PLANS

     Stock Option Plan

     The Corporation's 1997 Stock Option Plan, as amended, permits the grant of options exercisable for shares of Common Stock to corporate officers and other key employees of the Corporation and its subsidiaries upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Stock Option Committee. The Stock Option Plan authorizes the grants of awards up to a maximum of 600,000 shares of the Corporation's Common Stock, however, the maximum number of Shares with respect to which stock options may be granted to any one Participant in any fiscal year may not exceed 150,000. No options were granted in 2001.

     Pension Benefits

     The Corporation has a tax qualified retirement plan (the "Plan") applicable to the Executive Officers and other employees, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan's actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age
55. The primary benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $6,164 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

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

     The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP, if applicable, to the individuals named in the compensation table assuming continued employment to retirement at age 65 or older, and assuming the compensation stated in the table is the final five year average:

           Louis Berkman                       (1)
           Robert A. Paul                $200,000
           Ernest G. Siddons             $180,000
           Terrence W. Kenny             $ 89,250
           Robert F. Schultz             $ 76,500

________

(1) Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

     (c) COMPENSATION OF DIRECTORS

     In 2001, each Director who was not employed by the Corporation received an annual retainer of $6,000 (payable quarterly), $1,000 for each Board meeting attended and $500 for each Committee meeting attended. Attendance can be either in person or by telephonic connection. Directors do not receive a fee for either Board or Committee meetings if they do not attend.

     (d) TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Mr. Berkman, Mr. Paul and Mr. Siddons have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated following a change of control (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. Mr. Schultz, Mr. Kenny, the two remaining Vice Presidents and one other employee have two year contracts providing for three times their annual compensation in the event their employment is terminated following a change in control (including a voluntary departure for good cause). All of the contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation's then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP if applicable.

     (e) SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     A Salary Committee is appointed each year by the Board of Directors. The Salary Committee for the year 2001 was comprised of three Directors: William D. Eberle (Chairman), Leonard M. Carroll and Carl H. Pforzheimer, III. None of the Committee members is now, or ever has been, an officer or employee of the Corporation.

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

     The compensation reported for the last completed fiscal year for the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, was based on an analysis conducted by the Salary Committee. The Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation. In setting compensation, the

Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries, individual contributions, leadership ability and an executive officer's overall
performance.   In this way, it is believed that the Corporation will attract and retain quality management, thereby benefiting the long-term interest of shareholders.

     The Salary Committee had previously approved an incentive program for 2001 covering Louis Berkman, Robert A. Paul and Ernest G. Siddons. Incentive payments were to be determined, based exclusively on the Corporation's 2001 income from operations performance as compared to the Corporation's business
plan.   These payments were to be limited to 30% of base salary of participants.
In 2001, no incentive payments were earned by the participants.

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

                                        Leonard M. Carroll
                                        William D. Eberle
                                        Carl H. Pforzheimer, III

(g)  STOCK PERFORMANCE GRAPH

                      Comparative Five-Year Total Returns*
    Ampco-Pittsburgh Corporation, Standard & Poors 500 and Value Line Steel
                               (Integrated) Index
                     (Performance results through 12/31/01)

                                    [GRAPH]

     Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1997 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated).

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 5, 2002, Louis Berkman owned directly 215,000 shares of the Common Stock of the Corporation and had the right to acquire 120,000 shares pursuant to stock options. As of the same date, The Louis Berkman Company, P.
O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,363,842 shares of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Company, owns directly 61.51% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation's Common Stock held by such Foundation.

     In March 1998, Gabelli Funds, Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its Schedule 13D reporting they owned 1,893,500 shares or 19.77%. In January 2002, Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa Monica, CA 90401 filed a 13G disclosing that as of December 31, 2001 it had sole voting and dispositive power of 802,800 shares or 8.35% (all of which shares are held in portfolios of various investment vehicles).

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 5, 2002 information concerning the beneficial ownership of the Corporation's Common Stock by the Directors and Named

Executive Officers and all Directors and Executive Officers of the Corporation as a group:

         Name of                       Amount and nature of      Percent
         beneficial owner              beneficial ownership      of class
         ----------------              --------------------      --------

         Louis Berkman                    2,701,108(1)(2)          28.11
         Robert A. Paul                     177,922(2)(3)           1.85
         Ernest G. Siddons                  101,833(4)              1.06
         Robert F. Schultz                   30,200(5)               .31
         Terrence W. Kenny                   25,000(6)               .26
         Carl H. Pforzheimer, III             2,733(7)               *
         Leonard M. Carroll                   1,500                  *
         Laurence E. Paul                     1,000                  *
         William D. Eberle                      200                  *

         Directors and Executive
         Officers as a group
         (11 persons)                     3,060,230(8)             31.85

________________

*less than .1%

(1) Includes 215,000 shares owned directly, 120,000 shares which he has the right to acquire within sixty days pursuant to stock options, 2,363,842 shares owned by The Louis Berkman Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2) The Louis Berkman Company owns beneficially and of record 2,363,842 shares of the Corporation's Common Stock. Louis Berkman is an officer and director of The Louis Berkman Company and owns directly 61.51% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Company.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2001 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,625,000. Additionally, The Louis Berkman Company paid the Corporation $188,333 for certain administrative services. Louis Berkman is an officer, director and shareholder, Robert A. Paul is an officer and director, and Laurence E. Paul is an officer, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 2002.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.  Financial Statements

     The consolidated financial statements, together with the report thereon of Deloitte & Touche LLP appearing on pages 9 through 20 and page 22 of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference in this Form 10-K Annual Report.

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

         b.  By-laws

             Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and 10-Q for the Quarter ended June 30, 2001.

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

         c.  1997 Stock Option Plan

             Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

    (13) Annual Report to Shareholders for the fiscal year ended December
         31, 2001

    (21) Significant Subsidiaries

    (23) Consent of Expert

(b) Reports on Form 8-K
    -------------------

         None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMPCO-PITTSBURGH CORPORATION
                                   (Registrant)

March 14, 2002

                                By  /s/Louis Berkman
                                --------------------------------------------
                                  Director, Chairman of the Board -
                                  Louis Berkman



                                By  /s/Robert A. Paul
                                --------------------------------------------
                                  Director, President and Chief Executive
                                  Officer -
                                  Robert A. Paul



                                By  /s/Ernest G. Siddons
                                --------------------------------------------
                                  Director, Executive Vice President
                                  and Chief Operating Officer -
                                  Ernest G. Siddons



                                By  /s/Marliss D. Johnson
                                --------------------------------------------
                                  Vice President, Controller and Treasurer
                                  (Principal Financial Officer) -
                                  Marliss D. Johnson

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.


March 14, 2002


                                       By   /s/Leonard M. Carroll
                                       -----------------------------------
                                            Leonard M. Carroll


                                       By   /s/William D. Eberle
                                       -----------------------------------
                                            William D. Eberle


                                       By   /s/Laurence E. Paul
                                       -----------------------------------
                                            Laurence E. Paul


                                       By   /s/Carl H. Pforzheimer, III
                                       -----------------------------------
                                            Carl H. Pforzheimer, III

             Index to Ampco-Pittsburgh Corporation Financial Data
             ----------------------------------------------------



                                                   Schedule    Page
                                                   Number      Number
                                                   ------      ------



Index to Ampco-Pittsburgh Corporation
     Financial Data                                              F-1



Report of Independent Accountants                                F-2


Valuation and Qualifying Accounts and
     Reserves                                         II         F-3

Deloitte & Topuche LLP
2500 One PPG Place
Pittsburgh, Pennsylvania 15222-5401

Tel: (412) 338-7200
Fax: (412) 338-7380
www.us.deloitte.com                      Deloitte
-------------------
                                         & Touche

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 7, 2002; such consolidated financial statements and report are included in your 2001 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule II, Valuation of Qualifying Accounts, of Ampco-Pittsburgh Corporation and subsidiaries for the years ended December 31, 2001, 2000 and 1999. The financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 7, 2002

Schedule II
-----------

Ampco-Pittsburgh Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2001, 2000 and 1999

        Column A                Column B                        Column C                     Column D         Column E
      Description              Balance at     -----------------Additions ---------------                     Balance at
                              beginning of    Charged to costs      Charged to other         Deductions-       end of
                                 period         and expenses       accounts - describe       describe          period
Year ended December 31, 2001
Allowance for doubt-            $626,727          $1,099,889                                ($275,748)(1)    $1,450,868
ful accounts

Year ended December 31, 2000
Allowance for doubt-            $364,138          $  384,251                                ($121,662)(1)    $  626,727
ful accounts

Year ended December 31, 1999
Allowance for doubt-            $691,090          $  296,455                $112,106 (2)    ($735,513)(1)    $  364,138
ful accounts

(1) Represents primarily writeoff of accounts receivable customer balances.

(2) Represents allowance established in connection with the acquisition of The Davy Roll Group on August 2, 1999, for potentially uncollectible accounts.