Form 10-Q
period 2002-03-31
AMPCO PITTSBURGH CORP
filed 2002-05-13
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

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

                       YES  X       NO



On May 10, 2002, 9,632,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX



Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 2002 and December 31, 2001            3

           Consolidated Statements of Operations-
             Three Months Ended March 31, 2002 and 2001      4

           Condensed  Consolidated Statements of Cash  Flows
-
             Three Months Ended March 31, 2002 and 2001      5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     11

           Item    3    -   Quantitative   and   Qualitative
           Disclosures
             About Market Risk                              14

Part II -  Other Information:

              Item  6  -  Exhibits and Reports on Form 8-K  15

              Signatures                                    17


               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                     March 31,      December 31,
                                       2002             2001

Assets
Current assets:
Cash and cash equivalents           $ 14,914,901     $ 13,514,299
Receivables, less allowance for
 doubtful accounts of $1,595,535 in
 2002 and $1,450,868 in 2001          44,519,985       45,506,326
Inventories                           47,190,649       47,277,939
Other                                  8,149,325        8,373,626
     Total current assets            114,774,860      114,672,190

Property, plant and equipment, at cost:
  Land and land improvements           4,994,028        4,994,502
  Buildings                           28,910,256       28,921,801
  Machinery and equipment            143,174,457      140,975,589
                                     177,078,741      174,891,892
  Accumulated depreciation           (91,345,295)     (88,657,860)
     Net property, plant and
      equipment                       85,733,446       86,234,032
Prepaid pensions                      27,817,687       27,527,527
Goodwill                               2,694,240        7,146,440
Other noncurrent assets                6,104,232        5,990,769
                                    $237,124,465     $241,570,958

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt   $  1,350,000     $  1,350,000
Accounts payable                      13,525,816       13,738,636
Accrued payrolls and employee benefits 8,155,151        7,596,900
Other                                 11,644,425       12,438,576
     Total current liabilities        34,675,392       35,124,112
Employee benefit obligations          16,829,417       16,951,050
Deferred income taxes                 17,377,425       18,404,400
Industrial Revenue Bond debt          13,311,000       13,311,000
Other noncurrent liabilities             285,314          373,551
     Total liabilities                82,478,548       84,164,113
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,608,897 in 2002
 and 2001                              9,608,897        9,608,897
Additional paid-in capital           102,790,603      102,790,603
Retained earnings                     44,923,359       47,559,557
Accumulated other comprehensive loss  (2,676,942)     (2,552,212)
     Total shareholders' equity      154,645,917      157,406,845
                                    $237,124,465     $241,570,958


       See Notes to Consolidated Financial Statements.



                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                        Three Months Ended March 31,
                                         2002              2001


Net sales                           $ 54,698,356      $ 56,167,784

Operating costs and expenses:
Cost of products sold
   (excluding depreciation)           42,661,317        42,771,774
Selling and administrative             7,549,244         7,953,664
Depreciation                           2,052,046         2,084,463
Restructuring charge                           -         6,920,000
  Total operating expense             52,262,607        59,729,901

Income (loss) from operations          2,435,749        (3,562,117)

Other income (expense):
  Interest expense                       (71,484)         (184,516)
  Other - net                           (173,643)         (204,826)
                                        (245,127)         (389,342)

Income (loss) before income taxes      2,190,622        (3,951,459)
Income tax provision (benefit)           972,000        (1,251,000)
Net income (loss) before cumulative
 effect of accounting change for
 goodwill                              1,218,622        (2,700,459)

Cumulative effect of accounting change
  for goodwill, net of income taxes
  of $1,558,269                       (2,893,931)                -

Net loss                            $ (1,675,309)     $ (2,700,459)


Basic and diluted earnings per
 common share:
 Net income (loss) before cumulative
  effect of accounting change for
   goodwill                        $        0.13     $       (0.28)
 Cumulative effect of accounting
  change for goodwill              $       (0.30)    $           -
 Net loss                          $       (0.17)    $       (0.28)

Cash dividends declared per share  $        0.10     $        0.10

Weighted average number of
 common shares outstanding             9,608,897         9,602,621



       See Notes to Consolidated Financial Statements.


                  AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                          Three Months Ended March 31,
                                               2002          2001

Net cash flows provided by operating
 activities                               $  4,014,373  $  7,908,843

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                                (1,589,872)   (2,263,427)

  Net cash flows (used in) investing
   activities                               (1,589,872)   (2,263,427)

Cash flows from financing activities:
  Repayment of note payable to bank                  -    (2,000,000)
  Dividends paid                              (960,890)     (960,064)

  Net cash flows (used in) financing
   activities                                 (960,890)   (2,960,064)

Effect of exchange rate changes on cash
 and cash equivalents                          (63,009)     (632,301)

Net increase in cash and cash equivalents    1,400,602     2,053,051
Cash and cash equivalents at beginning
 of period                                  13,514,299    17,861,531

Cash and cash equivalents at end of
 period                                   $ 14,914,901  $ 19,914,582


Supplemental information:
 Income tax payments                     $     116,107  $    349,081
 Interest payments                       $      83,694  $    208,105








       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended
   December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results expected for the full year.

2. Restructurings

   In 2001, the Corporation undertook a review of its global roll-making capacity and recorded a pre-tax charge of $6,920,000 in the first quarter of 2001 for costs associated with the permanent closure of its plant in Belgium and, in the second quarter 2001, recorded a pre-tax charge of $360,000 related to a workforce reduction at its facility in England. At December 31, 2001, outstanding restructuring costs, excluding pension-related liabilities which were reclassified to employee benefit obligations, approximated $1,830,000 including employee severance of $914,000, costs associated with the disposition of the remaining assets of $571,000, and various other costs of $345,000. During the first quarter of 2002, approximately $223,000 had been incurred of which $219,000 related to employee severance. Accordingly, at March 31, 2002, outstanding restructuring costs approximated $1,607,000 including employee severance of $695,000, costs associated with the disposition of the remaining assets of $543,000, and various other costs of $369,000. It is expected that the majority of the outstanding obligations will be paid during the second and third quarters of 2002.

3. Goodwill

   Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard
   (SFAS) No. 142, "Goodwill and Other Intangible Assets".
   SFAS No. 142 requires that goodwill no longer be amortized but instead tested for impairment at least annually. In addition, SFAS No. 142 requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment annually until its life is determined to no longer be indefinite.

   In accordance with the requirements of SFAS No. 142, the
   Corporation tested the goodwill attributable to each of
   its reporting units for impairment as of January 1,
   2002.  The Corporation's reporting units are the major
   product lines comprising its reportable business
   segments.  Fair value was estimated using discounted
   cash flow methodologies and market comparable
   information.   As a result, $4,452,000 of goodwill
   specific to the Plastics Processing Machinery segment was written off and is recorded as a cumulative effect of accounting change, net of income taxes, in the accompanying consolidated statements of operations. The impairment arises from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand.
   The Corporation will test remaining goodwill for impairment annually in connection with its strategic planning process. The Corporation does not have any other material intangible assets.

   Included in income (loss) from operations for the three months ended March 31, 2001 was goodwill amortization of approximately $73,000. The following information reconciles previously reported net loss and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization.
                                             (in thousands)
                                           Three Months Ended
                                               March 31,
                                          2002         2001

   Net loss, as reported               $(1,675)      $(2,700)
   Add goodwill amortization, net of tax     -            47
   Net loss, as adjusted               $(1,675)      $(2,653)

   Basic and diluted earnings per
    common share, as reported           $(0.17)       $(0.28)
   Goodwill amortization, net of tax         -             -
   Basic and diluted earnings
    per common share, as adjusted       $(0.17)       $(0.28)

   The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                              (in thousands)
                                        Air and     Plastics
                                         Liquid    Processing
                                       Processing  Machinery  Total

   Goodwill as of December 31, 2001      $2,694     $4,452   $7,146
   Writeoff of goodwill                       -      4,452    4,452
   Goodwill as of March 31, 2002         $2,694     $    -   $2,694

4. Inventories

   At March 31, 2002 and December 31, 2001, approximately
   73% of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                                    (in thousands)
                           March 31,      December 31,
                             2002             2001

   Raw materials           $13,968         $14,853
   Work-in-process          23,307          20,915
   Finished goods            5,162           6,699
   Supplies                  4,754           4,811
                           $47,191         $47,278

5. Other Liabilities

   Other liabilities are comprised of the following:

                                    (in thousands)
                            March 31,      December 31,
                              2002            2001

   Customer-related        $ 2,820         $ 3,848
   Restructuring             1,607           1,830
   Other                     7,217           6,761
                           $11,644         $12,439


6. Comprehensive Loss

   The Corporation's comprehensive loss for the three months ended March 31, 2002 and 2001 consisted of:

                                            (in thousands)
                                             Three Months
                                           Ended March 31,

                                         2002          2001
   Net loss                            $(1,675)      $(2,700)
   Foreign currency translation           (467)       (1,656)
   Unrealized holding gains (losses)
    on marketable securities               157          (253)
   Change in fair value of derivatives     185          (139)
   Comprehensive loss                  $(1,800)      $(4,748)

7. Earnings Per Share

   Basic earnings per share are computed by dividing each net income (loss) before cumulative effect of accounting change for goodwill, cumulative effect of accounting change for goodwill, and net loss by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three month periods ended March 31, 2002 and 2001 equaled 9,608,897 and 9,602,621 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method.
   The weighted average number of common shares outstanding assuming exercise of the stock options was 9,629,366 and 9,648,052 shares for the three month periods ended March 31, 2002 and 2001, respectively.

8. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments.

                                             (in thousands)
                                           Three Months Ended
                                                 March 31,
                                            2002           2001
   Net Sales:
     Forged and Cast Rolls                $24,549        $24,178
     Air and Liquid Processing             24,069         23,715
     Plastics Processing Machinery          6,080          8,275
        Total Reportable Segments         $54,698        $56,168

   Income (loss) before taxes:
     Forged and Cast Rolls                $   211       $ (6,127)
     Air and Liquid Processing              2,628          2,503
     Plastics Processing Machinery           (403)            62
        Total Reportable Segments           2,436         (3,562)
     Other expense - net                     (245)          (389)

       Total                              $ 2,191       $ (3,951)

   Income (loss) before taxes for the three months ended
   March 31, 2001 for the Forged and Cast Rolls segment includes a restructuring charge of $6,920,000.

9. Litigation and Environmental Matters

   The Corporation is from time to time subject to routine litigation incidental to its business, including alleged exposure to asbestos-containing components in certain products. The Corporation believes it has appropriate insurance coverage and/or meritorious defenses and believes that the results of pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

   With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with sale of real estate previously owned by discontinued operations and has been named a Potentially
   Responsible Party at one third-party landfill site used by a division which was previously sold.

   Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability for all environmental proceedings, based on information known to date and the estimated quantities of waste at these sites, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

10. Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) continues to identify and provide guidance on various implementation issues related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging
   Activities", as amended, that are in varying stages of review and clearance. The Corporation continues to evaluate the impact of these issues. To date, these items have not had a material adverse effect on the financial condition and results of operations of the Corporation.

   In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 is not expected to have a significant impact on the financial condition and results of operations of the Corporation. In addition, in August 2001, the FASB issued SFAS No. 144,
   "Accounting for the Impairment or Disposal of Long-Lived
   Assets," which became effective for the Corporation
   January 1, 2002. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations.
   Adoption of SFAS No. 144 did not have a significant impact on the financial condition and results of operations of the Corporation.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Three Months Ended March 31, 2002 and 2001

In 2001, the Corporation undertook a review of its global roll-making capacity and recorded a pre-tax charge of $6,920,000 in the first quarter of 2001 for costs associated with the permanent closure of its plant in Belgium and, in the second quarter 2001, recorded a pre-tax charge of $360,000 related to a workforce reduction at its facility in England. At December 31, 2001, outstanding restructuring costs, excluding pension-related liabilities which were reclassified to employee benefit obligations, approximated $1,830,000 including employee severance of $914,000, costs associated with the disposition of the remaining assets of $571,000, and various other costs of $345,000. During the first quarter of 2002, approximately $223,000 had been incurred of which $219,000 related to employee severance. Accordingly, at March 31, 2002, outstanding restructuring costs approximated $1,607,000 including employee severance of $695,000, costs associated with the disposition of the remaining assets of $543,000, and various other costs of $369,000. It is expected that the majority of the outstanding obligations will be paid during the second and third quarters of 2002.

Net Sales. Net sales for the three months ended March 31, 2002 were $54,698,000 compared to $56,168,000 for the same period of 2001. A discussion of the first quarter sales for the Corporation's three segments is included below. Order backlogs approximated $109,521,000 at March 31, 2002 in comparison to $107,608,000 at December 31, 2001. The increase is due primarily to an increase in the backlog for the Forged and Cast Rolls segment.

Cost of Products Sold. Cost of products sold, excluding depreciation, equaled 78.0% of net sales for the three months ended March 31, 2002, compared to 76.2% for the three months ended March 31, 2001. The increase is due primarily to lower production volumes for the roll and plastics operations and significantly reduced selling prices.

Income (Loss) from Operations. Income from operations for the three months ended March 31, 2002 approximated
$2,436,000 which, excluding the restructuring charge of $6,920,000 recorded in the first quarter of 2001, compares to $3,358,000 for the three months ended March 31, 2001. A discussion of the first quarter results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment increased for the three months ended March 31, 2002 by $371,000 to $24,549,000 against the comparable prior year period. Operating income for the three months ended March 31, 2002 approximated $211,000 in comparison to $793,000 for the three months ended March 31, 2001, excluding the restructuring charge of $6,920,000. Although sales remained relatively level with the prior year, operating income was negatively impacted by losses generated by the U.K. operations. This segment continues to suffer from low demand and poor pricing from the weak U.S. and U.K steel industries as well as the strength of the dollar and the pound against foreign currencies, particularly the euro, impacting sales and margins of export business.

Air and Liquid Processing. Sales for the Air and Liquid Processing segment were $24,069,000 for the three months ended March 31, 2002, an increase of $354,000 against sales for the three months ended March 31, 2001. Operating income improved to $2,628,000, an increase of $125,000 in comparison to operating income for the three months ended March 31, 2001. An increase in pump sales primarily to original equipment manufacturers and increased activity from the industrial and utility markets for the heat exchange coil business offset the poorer results for the air handling business, which is principally being impacted by reduced demand and increased price competition.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the three-month period ended March 31, 2002 decreased by $2,195,000 to $6,080,000 in comparison to the same period of the prior year.
Earnings decreased $465,000 to an operating loss of $403,000 for the three months ended March 31, 2002 against the same period of the prior year. The decrease is attributable to reduced selling prices and a significant reduction in demand as a result of the severe downturn in the plastic processing industry.

Other Income (Expense). Interest expense for the three months ended March 31, 2002 decreased by $113,000 to $71,000 due to lower interest rates. Other income (expense) - net for the three months ended March 31, 2002 of $(174,000) compares to other income (expense) - net of $(205,000) for the three months ended March 31, 2001. Lower interest income resulting from a decrease in interest rates was offset by lower losses on foreign exchange transactions.

Income Taxes. The effective tax rate for the three months ended March 31, 2002 approximated 44.4% in comparison to 31.7% for the comparable prior year period. The increase is due primarily to less of a tax benefit for operating losses generated in the U.K., lower foreign sales benefit, and state income taxes.

Cumulative Effect of Accounting Change. Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, requires that goodwill no longer be amortized but instead tested for impairment at least annually. In accordance with the requirements of SFAS No. 142, the Corporation tested the goodwill attributable to each of its reporting units for impairment as of January 1, 2002. The Corporation's reporting units are the major product lines comprising its reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. As a result, $4,452,000 of goodwill specific to the Plastics Processing Machinery segment was written off and is recorded as a cumulative effect of accounting change, net of income taxes, in the accompanying consolidated statements of operations. The impairment arises from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand.

Net Loss. As a result of all of the above, the Corporation had a net loss for the three months end March 31, 2002 of $1,675,000 in comparison to a net loss of $2,700,000 for the three months ended March 31, 2001.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for the three months ended March 31, 2002 at $4,014,000 in comparison to positive cash flows of $7,909,000 for the three months ended March 31, 2001. The difference in cash flows between the two periods results primarily from changes in working capital, particularly accounts receivable and accounts payable.

Net cash flows used in investing activities were for capital expenditures and amounted to $1,590,000 and $2,263,000 in 2002 and 2001, respectively. Capital expenditures carried forward from March 31, 2002 approximate $4,067,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements.

Net cash flows used in financing activities were $961,000 for 2002 and $2,960,000 for 2001 and include payment of quarterly dividends at a rate of $0.10 per share. In addition, in 2001, the Corporation repaid $2,000,000 of short-term borrowings which were outstanding.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at March 31, 2002 was approximately $4,800,000.

The Corporation is from time to time subject to routine litigation incidental to its business, including alleged exposure to asbestos-containing components in certain products. The Corporation believes it has appropriate insurance coverage and/or meritorious defenses and believes that the results of pending legal proceedings will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with sale of real estate previously owned by discontinued operations and has been named a Potentially Responsible
Party at one third-party landfill site used by a division which was previously sold.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability for all environmental proceedings, based on information known to date and the estimated quantities of waste at these sites, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) continues to identify and provide guidance on various implementation issues related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, that are in varying stages of review and clearance. The

Corporation continues to evaluate the impact of these issues. To date, these items have not had a material adverse effect on the financial condition and results of operations of the Corporation.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 is not expected to have a significant impact on the financial condition and results of operations of the Corporation. In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Corporation January 1, 2002. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 144 did not have a significant impact on the financial condition and results of operations of the Corporation.

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2001.

                 PART II - OTHER INFORMATION
                AMPCO-PITTSBURGH CORPORATION


Item 1 - 5 None

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits

        3. Articles of Incorporation and By-laws

            (a)  Articles of Incorporation

                 Incorporated by reference to the Quarterly
                 Reports on Form 10-Q for the quarters ended
                 March 31, 1983, March 31, 1984, March 31,
                 1985, March 31, 1987 and September 30, 1998.

            (b)  By-laws

                Incorporated by reference to the Quarterly
                Reports on Form 10-Q for the quarters ended
                March 31, 1996 and June 30, 2001.


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





                                 AMPCO-PITTSBURGH
CORPORATION




DATE:  May 10, 2002              BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  May 10, 2002              BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer