Form 10-Q
period 2002-06-30
AMPCO PITTSBURGH CORP
filed 2002-08-14
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

                       YES  X       NO



On August 14, 2002, 9,632,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 2002 and December 31, 2001             3

           Consolidated Statements of Operations -
             Six Months Ended June 30, 2002 and 2001;
             Three Months Ended June 30, 2002 and 2001       4

           Condensed  Consolidated Statements of Cash  Flows-
             Six Months Ended June 30, 2002 and 2001         5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     13

           Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk                              17

Part II -  Other Information:

           Item 1 - Legal Proceedings                        18

           Item 4 - Submission of Matters to a Vote
                     of Security Holders                     18

           Item  6  -  Exhibits and Reports on  Form  8-K    18

           Signatures                                        20

           Exhibit Index                                     21

           Exhibits

             Exhibit 99.1
             Exhibit 99.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)



                                      June 30,      December 31,
                                        2002           2001
Assets
 Current assets:
  Cash and cash equivalents          $ 17,050,499     $ 13,514,299
  Receivables, less allowance for
   doubtful accounts of $1,664,777 in
   2002 and $1,450,868 in 2001         48,669,829       45,506,326
  Inventories                          46,414,052       47,277,939
  Other                                 8,049,798        8,373,626
      Total current assets            120,184,178      114,672,190

 Property, plant and equipment, at cost:
   Land and land improvements           4,995,699        4,994,502
   Buildings                           28,950,891       28,921,801
   Machinery and equipment            145,293,718      140,975,589
                                      179,240,308      174,891,892
    Accumulated depreciation          (93,837,524)     (88,657,860)
      Net property, plant and equipment85,402,784       86,234,032
 Prepaid pensions                      29,013,206       27,527,527
 Goodwill                               2,694,240        7,146,440
 Other noncurrent assets                5,811,540        5,990,769
                                     $243,105,948     $241,570,958

Liabilities and Shareholders' Equity
 Current liabilities:
  Current portion of long-term debt  $  1,350,000     $  1,350,000
  Accounts payable                     14,126,959       13,738,636
  Accrued payrolls and employee benefits8,402,372        7,596,900
  Other                                12,813,844       12,438,576
      Total current liabilities        36,693,175       35,124,112
 Employee benefit obligations          16,863,438       16,951,050
 Deferred income taxes                 18,278,744       18,404,400
 Industrial Revenue Bond debt          13,311,000       13,311,000
 Other noncurrent liabilities             511,044          373,551
      Total liabilities                85,657,401       84,164,113
 Shareholders' equity:
 Preference stock - no par value;
  authorized 3,000,000 shares: none
  issued                                       -                -
 Common stock - par value $1; authorized
  20,000,000 shares; issued and
  outstanding 9,632,497 in 2002 and
  9,608,897 in 2001                    9,632,497        9,608,897
 Additional paid-in capital          103,005,928      102,790,603
 Retained earnings                    46,060,584       47,559,557
 Accumulated other comprehensive loss (1,250,462)     (2,552,212)
     Total shareholders' equity      157,448,547      157,406,845
                                    $243,105,948     $241,570,958

       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)





                            Six Months Ended June 30,   Three Months Ended June 30,
                               2002          2001           2002          2001

Net sales                   $112,222,548  $112,788,448  $ 57,524,192  $ 56,620,664

Operating costs and expenses:
 Costs of products sold
   (excluding depreciation)   87,082,146    87,127,679    44,420,829    44,355,905
 Selling and administrative   15,252,334    17,275,418     7,703,090     9,321,754
 Depreciation                  4,098,013     4,148,248     2,045,967     2,063,785
 Restructuring charges                 -     7,280,000             -       360,000
    Total operating expenses 106,432,493   115,831,345    54,169,886    56,101,444

Income (loss) from operations  5,790,055    (3,042,897)    3,354,306       519,220

Other income (expense):
  Interest expense              (182,460)     (359,651)     (110,976)     (175,135)
  Other - net                    216,502    (1,447,111)      390,145    (1,242,285)
                                  34,042    (1,806,762)      279,169    (1,417,420)

Income (loss)before
 income taxes                  5,824,097    (4,849,659)    3,633,475      (898,200)
Income tax provision
 (benefit)                     2,505,000    (1,365,000)    1,533,000      (114,000)

Net income (loss) before
 cumulative effect of
 accounting change for
 goodwill                      3,319,097    (3,484,659)     2,100,475     (784,200)

Cumulative effect of accounting
 change for goodwill, net of
 income taxes of $1,558,269   (2,893,931)            -             -             -

Net income (loss)           $    425,166  $ (3,484,659) $  2,100,475  $   (784,200)

Basic and diluted earnings
 per common share:

  Net income (loss) before
   cumulative effect of
   accounting change for
   goodwill                 $       0.34  $      (0.36) $       0.22  $      (0.08)
  Cumulative effect of
   accounting change for
   goodwill                 $      (0.30) $          -  $          -  $          -

  Net income (loss)         $       0.04  $      (0.36) $       0.22  $      (0.08)

Cash dividends declared
 per share                  $       0.20  $       0.20  $       0.10  $       0.10

Weighted average number of
 common shares outstanding     9,616,396     9,602,621     9,623,812     9,602,621


       See Notes to Consolidated Financial Statements.
                            - 4 -


                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                         Six Months Ended June 30,
                                            2002            2001


Net cash flows provided by operating
 activities                             $ 6,872,545    $  6,287,394

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                             (3,227,653)     (3,685,128)
  Proceeds from sale of business          1,129,950       1,060,181

  Net cash flows (used in) investing
   activities                            (2,097,703)     (2,624,947)

Cash flows from financing activities:
  Repayment of note payable to bank               -      (2,000,000)
  Proceeds from the issuance
   of common stock                          238,925               -
  Dividends paid                         (1,921,779)     (1,920,325)

  Net cash flows (used in) financing
   activities                            (1,682,854)     (3,920,325)

Effect of exchange rate changes on cash
 and cash equivalents                       444,212        (582,372)

Net increase (decrease) in cash and
 cash equivalents                         3,536,200        (840,250)
Cash and cash equivalents at
 beginning of period                     13,514,299      17,861,531

Cash and cash equivalents at
 end of period                         $ 17,050,499    $ 17,021,281


Supplemental information:
 Income tax payments                   $    574,211    $  1,199,095
 Interest payments                     $    176,081    $    379,088



Noncash investing and financing activites - see Note 9.



       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the six and three months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2001. The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the operating results expected for the full year.

2. Restructurings

   In 2001, the Corporation undertook a review of its global roll-making capacity and recorded pre-tax restructuring charges of $7,280,000 ($6,920,000 in the first quarter of 2001 and
   $360,000 in the second quarter of 2001). At December 31, 2001, outstanding restructuring costs, excluding pension-related liabilities which were reclassified to employee benefit obligations, approximated $1,830,000 including employee severance of $914,000, costs associated with the disposition of the remaining assets of $571,000, and various other costs of $345,000. During the six months of 2002, approximately $799,000 had been incurred of which $719,000 related to employee severance. After consideration of the strengthening of the euro from December 31, 2001 to June 30, 2002, which increases the dollar equivalency of reported amounts, outstanding restructuring costs at June 30, 2002 approximated $1,227,000 including employee severance of $577,000, costs associated with the disposition of the remaining assets of $232,000, and various other costs of $418,000. The remaining assets were sold in July 2002 and it is expected that the majority of the outstanding obligations will be paid in the last six months of 2002.

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

   Included in income (loss) from operations for the six and three months ended June 30, 2001 was goodwill amortization of approximately $145,000 and $73,000, respectively. The following information reconciles previously reported net income (loss) and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization.


                                              (in thousands)
                                   Six Months Ended   Three Months Ended
                                        June 30,           June 30,
                                     2002     2001      2002      2001

   Net income (loss), as reported  $   425  $(3,485)  $2,100   $ (784)
   Add goodwill amortization,
    net of tax                           -       94        -       47
   Net income (loss), as adjusted  $   425  $(3,391)  $2,100   $ (737)

   Basic and diluted earnings per
    common share, as reported      $  0.04  $ (0.36)  $ 0.22   $(0.08)
   Goodwill amortization, net
    of tax                               -     0.01        -         -
   Basic and diluted earnings
    per common share, as adjusted  $  0.04 $  (0.35)  $ 0.22   $(0.08)



   The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                           (in thousands)
                                      Air and    Plastics
                                       Liquid   Processing
                                     Processing Machinery   Total

   Goodwill as of December 31, 2001   $2,694     $4,452   $7,146
   Write-off of goodwill                   -      4,452    4,452
   Goodwill as of June 30, 2002       $2,694     $    -   $2,694

4. Inventories

   At June 30, 2002 and December 31, 2001, approximately 72% and
   73%, respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                                (in thousands)
                           June 30,      December 31,
                             2002            2001

   Raw materials           $13,357         $14,853
   Work-in-process          23,577          20,915
   Finished goods            4,689           6,699
   Supplies                  4,791           4,811
                           $46,414         $47,278

5. Other Current Liabilities

   Other current liabilities are comprised of the following:

                                 (in thousands)
                           June 30,      December 31,
                             2002            2001

   Customer-related        $ 2,893         $ 3,848
   Restructuring costs       1,227           1,830
   Other                     8,694           6,761
                           $12,814         $12,439

6. Comprehensive Income (Loss)

   The Corporation's comprehensive income (loss) for the six and three months ended June 30, 2002 and 2001 consisted of:


                                                (in thousands)
                                         Six Months      Three Months
                                       Ended June 30,    Ended June 30,
                                        2002    2001     2002     2001

   Net income (loss)                  $  425 $(3,485)  $2,100  $ (784)
   Foreign currency translation        1,404    (730)   1,871      925
   Unrealized holding gains (losses)
    on marketable securities            (135)   (119)    (292)     134
   Change in fair value of derivatives    32    (182)    (152)     (43)
   Comprehensive income (loss)        $1,726 $(4,516)  $3,527  $   232


   The Corporation manages its exposure to exchange rate fluctuations on sales contracts in foreign currencies and commodity price fluctuations through the use of forward foreign exchange and futures contracts. During the second quarter of 2002, the Corporation began entering into forward foreign exchange contracts to hedge exchange rate fluctuations on projected sales. These contracts, settling at various dates beginning in 2003 through 2004, have been designated as cash flow hedges. As of June 30, 2002, approximately $6,864,000 of forecasted foreign denominated sales have been hedged. The fair value of the contracts expected to settle within the next 12 months is recorded in other current liabilities and approximates $102,000. The fair value of the remaining contracts is recorded in other liabilities and approximates $144,000. The change in the fair value of these contracts is recorded as a component of comprehensive income (loss) and approximates $160,000, net of taxes. The change in fair value will be reclassified into earnings when the forecasted sales occur with approximately $66,000 expected to be released within the next 12 months.

7. Earnings Per Share

   Basic earnings per share are computed by dividing net income
   (loss) before cumulative effect of accounting change for goodwill, cumulative effect of accounting change for goodwill, and net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the six and three months ended June 30, 2002 equaled 9,616,396 and 9,623,812 shares, respectively. The weighted average number of common shares outstanding for the six and three month periods ended June 30, 2001 equaled 9,602,621 shares.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,647,139 and 9,664,956 shares for the six and three months ended June 30, 2002 and 9,636,843 and 9,625,997 shares for the six and three months ended June 30, 2001, respectively.

8. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments.



                            Six Months Ended    Three Months Ended
                                June 30,            June 30,
                              2002     2001       2002     2001
   Net Sales:
     Forged and Cast Rolls $ 49,923 $ 49,054   $ 25,374  $ 24,877
     Air and Liquid
      Processing             49,623   48,658     25,553    24,943
     Plastics Processing
      Machinery              12,677   15,076      6,597     6,801
        Total Reportable
         Segments          $112,223 $112,788   $ 57,524  $ 56,621


                                      - 9 -

   Income (loss) before taxes:
     Forged and Cast Rolls $  1,045 $ (6,329)  $    834  $   (220)
     Air and Liquid
      Processing              5,524    3,421      2,896       983
     Plastics Processing
      Machinery                (779)    (135)      (376)     (244)
        Total Reportable
         Segments             5,790   (3,043)     3,354       519
     Other income
      (expense) - net            34   (1,807)       279    (1,417)

       Total               $  5,824 $ (4,850)  $  3,633  $   (898)


   Income (loss) before taxes for the six and three months ended June 30, 2001 for the Forged and Cast Rolls segment includes restructuring charges of $7,280,000 and $360,000, respectively. In addition, income (loss) before taxes for the Air and Liquid Processing segment for the six and three months ended June 30, 2001 includes litigation costs of approximately $1,900,000.

   Other income (expense) - net for the six and three months ended June 30, 2001 includes charges of approximately $1,040,000 primarily for foreign currency translation losses incurred on the sale of the small feed roll business (Note 9) and environmental costs for a previously discontinued business.

9. Divestitures

   In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its metal forgings business in England for approximately its net book value or $1,428,000. Adjustments to the proceeds may arise based on completion of the closing balance sheet. Of the estimated proceeds approximately $300,000, plus interest at the prevailing rate, is payable in two equal semi-annual installments beginning in December 2002.

   In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its small feed roll business in England for approximately $1,060,000. A loss of approximately $490,000 was initially recognized relating primarily to the release of foreign currency translation losses previously recorded as a component of other comprehensive income
   (loss). In 2001, the loss was subsequently revised to $152,000 due to various post-closing adjustments.

10.Litigation and Environmental Matters

   The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted against the Corporation and certain of its subsidiaries for alleged exposure to asbestos-containing components used in certain products primarily produced prior to the subsidiaries' acquisition by the Corporation. Approximately 141 lawsuits are pending, most of which were commenced in 2002, involving approximately 4,084 claimants (including derivative spousal claims).

   The Corporation has been named as co-defendant with one or more of its subsidiaries in six of these lawsuits. Because the Corporation and the subsidiaries named as defendants in these lawsuits are separate corporations, and because the Corporation did not at any time engage in the activities giving rise to these claims, the Corporation believes it has strong defenses to the claims that have been asserted against it.

   While the Corporation believes it and its subsidiaries have meritorious defenses to the asbestos-related claims against them, to date four claims have been settled. In addition, the Corporation expects that approximately 24 lawsuits involving approximately 40 claimants against one of its subsidiaries will be withdrawn on the ground that this subsidiary is not an appropriate defendant. The Corporation's insurers have been notified and are defending the Corporation and the subsidiaries in each of the remaining cases. To date, substantially all amounts paid by the Corporation and its subsidiaries to defend and resolve these cases have been covered by insurance. The Corporation is currently analyzing its insurance policies to determine the full extent of available coverage.

   Based on the foregoing and its claims experience to date, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of any of the particular lawsuits, however, could be material to the consolidated results of operations of the period in which the costs, if any, are recognized. There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated.

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

11.Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) continues to identify and provide guidance on various implementation issues related to SFAS

   No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which are in varying stages of review and clearance. The Corporation continues to evaluate the impact of these issues. To date, these items have not had a material adverse effect on the financial condition or results of operations of the Corporation.

   In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 is not expected to have a significant impact on the financial condition or results of operations of the Corporation. In addition, in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for the Corporation January 1, 2002. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 144 did not have a significant impact on the financial condition or results of operations of the Corporation.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

While overall results improved, the Corporation continued to be impacted by the slow and uncertain economy. Despite modest improvement, the Forged and Cast Rolls segment was affected by low demand and poor margins. Excluding litigation costs incurred in 2001, operating results of the Air and Liquid Processing group remained level with prior year; however, the slowdown in construction spending and a significant reduction in demand for power generation equipment will have an adverse impact on operations for the remainder of the year. The Plastics Processing Machinery segment incurred losses due to the extremely low activity levels of plastics processor and original equipment customers. The outlook for the Corporation in the second half of the year is expected to be a continuation of weak operating results.

Operations for the Six and Three Months Ended June 30, 2002 and 2001

In 2001, the Corporation undertook a review of its global roll-making capacity and recorded pre-tax restructuring charges of $7,280,000 ($6,920,000 in the first quarter of 2001 and $360,000 in the second quarter of 2001). At December 31, 2001, outstanding restructuring costs, excluding pension-related liabilities which were reclassified to employee benefit obligations, approximated $1,830,000 including employee severance of $914,000, costs associated with the disposition of the remaining assets of $571,000, and various other costs of $345,000. During the six months of 2002, approximately $799,000 had been incurred of which $719,000 related to employee severance. After consideration of the strengthening of the euro from December 31, 2001 to June 30, 2002 which increased the dollar equivalency of reported amounts, outstanding restructuring costs at June 30, 2002 approximated $1,227,000 including employee severance of $577,000, costs associated with the disposition of the remaining assets of $232,000, and various other costs of $418,000. The remaining assets were sold in July 2002 and it is expected that the majority of the outstanding obligations will be paid in the last six months of 2002.

Net Sales. Net sales for the six months ended June 30, 2002 and 2001 were $112,223,000 and $112,788,000, respectively, and net sales for the three months then ended were $57,524,000 and $56,621,000, respectively. A discussion of the year-to-date and second quarter sales for the Corporation's three segments is included below. Order backlogs approximated $97,655,000 at June 30, 2002 in comparison to $107,608,000 at December 31, 2001. The decrease is due primarily to a decrease in the backlog for the Forged and Cast Rolls and Air and Liquid Processing segments.

Cost of Products Sold. Cost of products sold, excluding depreciation, equaled 77.6% and 77.2% of net sales for the six months ended June 30, 2002 and 2001, respectively, and 77.2% and 78.3%, for the three months ended June 30, 2002 and 2001, respectively. The decrease for the second quarter is primarily attributable to higher production volumes for the Forged and Cast Rolls operations.

Income (Loss) from Operations. Excluding 2001 restructuring charges, income from operations approximated $5,790,000 and $4,237,000 for the six months ended June 30, 2002 and 2001, respectively, and $3,354,000 and $879,000, for the three months ended June 30, 2002 and 2001, respectively. A discussion of the year-to-date and second quarter results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment increased by $869,000 to $49,923,000 for the six months ended June 30, 2002 and $497,000 to $25,374,000 for the three months ended June 30, 2002 against the comparable prior year periods. The improvement in sales is attributable to an increase in volume particularly by the U.S. operations offset by depressed pricing and the May 2001 sale of the small feed roll business in the U.K. Operating income, excluding the 2001 restructuring charges, increased $94,000 to $1,045,000 for the six months ended June 30, 2002 and increased $694,000 to $834,000 for the three months ended June 30, 2002. The improvement in operating income is due to a higher volume of shipments and increased production offset by lower gross margins and, for the six months ended June 30, 2002, larger losses by the U.K. operations.

Air and Liquid Processing. For the six months ended June 30, 2002, sales for the Air and Liquid Processing segment increased $965,000 to $49,623,000 and for the three months ended June 30, 2002, increased $610,000 to $25,553,000 against the comparable prior year periods. Operating income for the second quarter of 2001 was negatively impacted by litigation costs of approximately $1,900,000. Excluding these costs, operating income improved $203,000 and $13,000 for the six and three months ended June 30, 2002, respectively, in comparison to the same periods of the prior year. The improvement is primarily attributable to increased activity from the industrial and utility markets for the heat exchange coil business offset by poorer results for the air handling business, which is principally being impacted by reduced demand and increased price competition. Pumps sales benefited from stronger demand during the first four months of the year but have begun to be impacted by a downturn in the power generation industry.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the six and three-month period ended June 30, 2002 decreased by $2,399,000 to $12,677,000 and $204,000 to
$6,597,000, respectively, in comparison to the same periods of the prior year. Earnings decreased $644,000 to an operating loss of $779,000 and decreased $132,000 to an operating loss of $376,000 for the six and three months ended June 30, 2002, respectively, against the same periods of the prior year. The decrease is attributable to reduced selling prices and a significant reduction in demand from plastics processor and original equipment customers.

Other Income (Expense). Interest expense for the six and three months ended June 30, 2002 decreased due to lower interest rates. Other income (expense) for the six and three months ended June 30, 2001 includes $1,040,000 relating to the loss recognized on the sale of the small feed roll business in May 2001 and additional environmental costs for a previously discontinued business. Excluding these costs, other income of $217,000 and $390,000 for the six and three months ended June 30, 2002, respectively, compares to other expense of $(407,000) and $(202,000) for six and three months ended June 30, 2001, respectively. The improvement is due primarily to lower losses on foreign exchange transactions offset by lower interest income resulting from a decrease in interest rates.

Income Taxes. The effective tax rate approximated 43.0% and (28.1%)for the six months ended June 30, 2002 and 2001, respectively, and 42.2% and (12.7%) for the three months ended June 30, 2002 and 2001, respectively. The increase is due primarily to lower tax benefit for operating losses generated in the U.K., reduced foreign sales benefit, and state income taxes.

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

Net Income (Loss). As a result of all of the above, the Corporation had net income for the six and three months end June
30, 2002 of $425,000 and $2,100,000, respectively, in comparison to a net loss of $(3,485,000) and $(784,000), respectively, for the six and three months ended June 30, 2001.

Liquidity and Capital Resources

Net cash flows from operating activities were comparable for the six months ended June 30, 2002 and 2001 at $6,873,000 and $6,287,000, respectively.

Net cash flows used in investing activities approximated $2,098,000 and $2,625,000 for the six months ended June 30, 2002 and 2001, respectively. Capital expenditures for 2002 amounted to $3,228,000 in comparison to $3,685,000 for 2001. Capital expenditures carried forward from June 30, 2002 approximated $3,935,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its metal forgings business in England for approximately its net book value or $1,428,000. Adjustments to the proceeds may arise based on completion of the closing balance sheet. Of the estimated proceeds approximately $300,000, plus interest at the prevailing rate, is payable in two equal semi-annual installments beginning in December 2002. In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payable of its small feed roll business in England for approximately $1,060,000.

Net cash flows used in financing activities were $1,683,000 for 2002 and $3,920,000 for 2001 and include payment of quarterly dividends at a rate of $0.10 per share. In 2002, proceeds were received from the issuance of stock under the Corporation's stock option plan. In 2001, the Corporation repaid $2,000,000 of short-term borrowings.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at June 30, 2002 was approximately $4,400,000.

Litigation and Environmental Matters

See Note 10 of the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (FASB) continues to identify and provide guidance on various implementation issues related to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, that are in varying stages of review and clearance. The Corporation continues to evaluate the impact of these issues. To date, these items have not had a material adverse effect on the financial condition or results of operations of the Corporation.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management's Discussion and Analysis and other sections of the Form 10-Q contain forward-looking statements that reflect the Corporation's current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words "believe," "expect," "anticipate," "estimate," "projects," "forecasts" and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties.
In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise. These forward-looking statements shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-Q into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2001.

                   PART II - OTHER INFORMATION
                   AMPCO-PITTSBURGH CORPORATION


Item 1    Legal Proceedings

          The information contained in Note 10 (Litigation and Environmental Matters) is incorporated herein by reference.

Items 2-3 None


Item 4    Submission of Matters to a Vote of Security Holders

          On April 23, 2002 at the annual meeting of shareholders, Louis Berkman and Carl H. Pforzheimer, III were elected directors of the Corporation by the following votes:

                                         For      Withheld

          Louis Berkman                 8,909,901    162,625

          Carl H. Pforzheimer, III      8,905,512    167,014


Item 5    None

Item 6    Exhibits and Reports on Form 8-K

     (a)  Exhibits

        3.Articles of Incorporation and By-laws

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


        4.Instruments defining the rights of securities holders

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





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  August 14, 2002           BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  August 14, 2002           BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

                   AMPCO-PITTSBURGH CORPORATION

                           EXHIBIT INDEX





Exhibit 99 - Additional Exhibits

        99.1   Certification of Chief Executive Officer
               pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

        99.2   Certification of Vice President, Controller and
               Treasurer pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002