Form 10-Q
period 2002-09-30
AMPCO PITTSBURGH CORP
filed 2002-11-14
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

                       YES  X       NO



On November 14, 2002, 9,632,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 2002 and December 31, 2001        3

           Consolidated Statements of Operations -
             Nine Months Ended September 30, 2002 and 2001;
             Three Months Ended September 30, 2002 and 2001  4

           Condensed  Consolidated Statements of Cash  Flows-
             Nine Months Ended September 30, 2002 and 2001   5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     13

           Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk                              17

           Item 4 - Controls and Procedures                 18

Part II - Other Information:

           Item 1 - Legal Proceedings                       19

           Item 6 - Exhibits and Reports on Form 8-K        19

           Signatures                                       21

           Section 302 Certifications                       22

           Exhibit Index                                    24

           Exhibits

             Exhibit 99.1
             Exhibit 99.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)



                                      September 30,     December 31,
                                           2002            2001
Assets
  Current assets:
   Cash and cash equivalents          $ 24,476,582     $ 13,514,299
   Receivables, less allowance for
    doubtful accounts of $1,689,158 in
    2002 and $1,450,868 in 2001         47,008,797       45,506,326
  Inventories                           44,679,935       47,277,939
  Other                                  6,911,343        8,373,626
     Total current assets              123,076,657      114,672,190

  Property, plant and equipment, at cost:
    Land and land improvements           5,060,402        4,994,502
    Buildings                           28,964,843       28,921,801
    Machinery and equipment            145,666,294      140,975,589
                                       179,691,539      174,891,892
    Accumulated depreciation           (95,567,368)     (88,657,860)
      Net property, plant and equipment 84,124,171       86,234,032
  Prepaid pensions                      29,694,995       27,527,527
  Goodwill                               2,694,240        7,146,440
  Other noncurrent assets                5,574,335        5,990,769
                                      $245,164,398     $241,570,958

Liabilities and Shareholders' Equity
 Current liabilities:
  Current portion of long-term debt   $  1,350,000     $  1,350,000
  Accounts payable                      13,022,331       13,738,636
  Accrued payrolls and employee benefits 8,919,920        7,596,900
  Other                                 14,582,072       12,438,576
     Total current liabilities          37,874,323       35,124,112
 Employee benefit obligations           16,735,603       16,951,050
 Deferred income taxes                  18,901,295       18,404,400
 Industrial Revenue Bond debt           13,311,000       13,311,000
 Other noncurrent liabilities              441,298          373,551
     Total liabilities                  87,263,519       84,164,113
 Shareholders' equity:
  Preference stock - no par value;
   authorized 3,000,000 shares: none
   issued                                        -                -
  Common stock - par value $1; authorized
   20,000,000 shares; issued and
   outstanding 9,632,497 in 2002 and
   9,608,897 in 2001                     9,632,497        9,608,897
  Additional paid-in capital           103,005,928      102,790,603
  Retained earnings                     46,364,550       47,559,557
  Accumulated other comprehensive loss  (1,102,096)     (2,552,212)
     Total shareholders' equity        157,900,879      157,406,845
                                      $245,164,398     $241,570,958

       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)


                              Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                                  2002          2001             2002       2001

Net sales                     $166,200,785  $166,156,034    $ 53,978,237   $ 53,367,586
Operating costs and expenses:
 Cost of products sold
   (excluding depreciation)    129,353,877   128,591,158      42,271,731     41,463,479
 Selling and administrative     22,557,948    25,087,905       7,305,614      7,812,487
 Depreciation                    5,973,993     6,170,295       1,875,980      2,022,047
 Restructuring charges and
  gain on sale of land and
  building                        (382,886)    7,280,000        (382,886)             -
                               157,502,932   167,129,358      51,070,439     51,298,013
Income (loss) from operations    8,697,853      (973,324)      2,907,798      2,069,573

Other (expense) income:
  Interest expense                (313,932)     (517,103)       (131,472)      (157,452)
  Other - net                      (52,608)     (674,088)       (269,110)       773,023
                                  (366,540)   (1,191,191)       (400,582)       615,571
Income (loss)before
 income taxes                    8,331,313    (2,164,515)      2,507,216      2,685,144
Income tax provision (benefit)   3,745,000      (321,000)      1,240,000      1,044,000

Net income (loss) before
 cumulative effect of
 accounting change for goodwill  4,586,313    (1,843,515)      1,267,216      1,641,144

Cumulative effect of accounting
 change for goodwill, net of
 income taxes of $1,558,269     (2,893,931)            -               -              -

Net income (loss)              $ 1,692,382  $ (1,843,515)    $ 1,267,216   $  1,641,144

Basic and diluted earnings
 per share:

   Net income (loss) before
    cumulative effect of
    accounting change for
    goodwill                   $      0.48  $     (0.19)     $      0.13   $       0.17

   Cumulative effect of
    accounting change for
    goodwill                   $     (0.30) $          -     $         -   $          -

   Net income (loss)           $      0.18  $     (0.19)     $      0.13   $       0.17

Cash dividends declared
 per share                     $      0.30  $      0.30      $      0.10   $       0.10

Weighted average number of
 common shares outstanding       9,621,822    9,603,630        9,632,497      9,605,616


                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                         Nine Months Ended September 30,
                                             2002           2001

Net cash flows provided by operating
 activities                            $ 15,014,603    $  7,641,473

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                             (4,366,189)     (6,220,371)
  Proceeds from sale of businesses        1,129,950       1,060,000
  Proceeds from sale of assets            1,469,719               -

  Net cash flows (used in) investing
   activities                            (1,766,520)     (5,160,371)

Cash flows from financing activities:
  Repayment of note payable to bank               -      (2,000,000)
  Proceeds from the issuance
   of common stock                          238,925          15,900
  Dividends paid                         (2,885,029)     (2,880,588)

  Net cash flows (used in) financing
   activities                            (2,646,104)     (4,864,688)

Effect of exchange rate changes on cash
 and cash equivalents                       360,304        (142,476)

Net increase (decrease) in cash and
 cash equivalents                        10,962,283      (2,526,062)
Cash and cash equivalents at
 beginning of period                     13,514,299      17,861,531

Cash and cash equivalents at
 end of period                         $ 24,476,582    $ 15,335,469


Supplemental information:
 Income tax payments                   $    737,309    $  1,357,263
 Interest payments                     $    283,500    $    556,940



Noncash investing and financing activities - see Note 10.




       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the nine and three months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2001. The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the operating results expected for the full year.

2. Restructurings and Gain on Sale of Land and Building

   In 2001, the Corporation undertook a review of its global roll-making capacity and recorded a pre-tax charge of $7,280,000 primarily for restructuring costs associated with the permanent closure of its forged steel roll plant in Belgium. As of December 31, 2001, outstanding restructuring costs, excluding pension-related liabilities which were reclassified to employee benefit obligations, approximated $1,830,000 and included employee severance of $914,000, estimated costs to repair structural damage to the facility resulting from the removal of machinery and holding costs for the remaining assets of $571,000, and various other costs of $345,000 including foreign currency translation adjustments expected to be released upon the disposition of the remaining assets. The remaining assets which had a carrying value of approximately $170,000 as of December 31, 2001 were sold in July 2002 resulting in a gain of approximately $1,058,000. During the nine months ended September 30, 2002, approximately $1,168,000 had been incurred of which $1,054,000 related to employee severance. Unused restructuring provisions no longer necessary of approximately $662,000 were reversed to income during the third quarter of 2002.

   As a result of weak economic conditions across each of the segments of the Corporation including a depressed steel industry in the U.K., reduced demand for power generation equipment and a slowdown in construction and capital spending, the Corporation gave notification of a permanent reduction in manning levels at several of its operations and initiated the closure of its leased Plastics Processing Machinery facility in South Carolina in the third quarter of 2002 and recorded pre-tax restructuring charges of approximately $1,337,000 primarily for severance costs of $786,000 for the approximate 80 employees terminated and costs associated with the closure of the facility of $511,000 including the estimated loss on the disposition of machinery and early termination of the lease. The net of the third quarter restructuring charges, the gain on the sale of the land and building in Belgium and the unused restructuring provisions reversed into income resulted in a net credit of $383,000 which is reflected as restructuring charges and gain on sale of land and building in the accompanying statements of operations for the nine and three months ended September 30, 2002.

   Outstanding restructuring costs at September 30, 2002 approximated $982,000 for employee severance of $779,000, costs associated with the closure of the leased facility of $163,000 including holding costs and remaining lease payments, and various other costs of $40,000. The machinery which had a carrying value of approximately $55,000 as of September 30, 2002, is expected to be disposed of by March 31, 2003.

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

   In accordance with the requirements of SFAS No. 142, the Corporation tested the goodwill attributable to each of its reporting units for impairment as of January 1, 2002. The Corporation's reporting units are the major product lines comprising its reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. As a result, $4,452,000 of goodwill specific to the heat-transfer rolls unit of the Plastics Processing Machinery segment was written off and is recorded as a cumulative effect of accounting change, net of income taxes, in the accompanying consolidated statements of operations. The impairment arises from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand. The Corporation will test remaining goodwill for impairment annually in connection with its strategic planning process. The Corporation does not have any other material intangible assets.

   Included in income (loss) from operations for the nine and three months ended September 30, 2001 was goodwill amortization of approximately $218,000 and $73,000, respectively. The following information reconciles previously reported net income (loss) and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization.

                                                  (in thousands)
                                     Nine Months Ended  Three Months Ended
                                       September 30,       September 30,
                                       2002     2001      2002     2001

   Net income (loss), as reported   $ 1,692  $ (1,844) $ 1,267  $ 1,641
   Add goodwill amortization,
    net of tax                            -       142        -       47
   Net income (loss), as adjusted   $ 1,692  $ (1,702) $ 1,267  $ 1,688

   Basic and diluted earnings per
    common share, as reported       $  0.18  $  (0.19) $  0.13  $  0.17
   Goodwill amortization, net
    of tax                                -      0.01        -        -
   Basic and diluted earnings
    per common share, as adjusted   $  0.18  $  (0.18) $  0.13  $  0.17

   The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                                             (in thousands)
                                      Air and     Plastics
                                       Liquid    Processing
                                     Processing  Machinery  Total

   Goodwill as of December 31, 2001    $2,694     $4,452   $7,146
   Write-off of goodwill                    -      4,452    4,452
   Goodwill as of September 30, 2002   $2,694     $    -   $2,694

4. Inventories

   At September 30, 2002 and December 31, 2001, approximately 71% and 73%, respectively, of the inventories are valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories are comprised of the following:

                                (in thousands)
                         September 30,  December 31,
                             2002            2001

   Raw materials           $13,262         $14,853
   Work-in-process          22,246          20,915
   Finished goods            4,404           6,699
   Supplies                  4,768           4,811
                           $44,680         $47,278

5. Other Current Liabilities

   Other current liabilities are comprised of the following:

                                 (in thousands)
                          September 30,   December 31,
                             2002            2001

   Customer-related        $ 3,420         $ 3,848
   Restructuring costs         982           1,830
   Accrued income taxes      2,495           1,029
   Other                     7,685           5,732
                           $14,582         $12,439

6. Comprehensive Income (Loss)

   The Corporation's comprehensive income (loss) for the nine and three months ended September 30, 2002 and 2001 consisted of:


                                                 (in thousands)
                                         Nine Months     Three Months
                                       Ended Sept. 30,   Ended Sept. 30,
                                         2002     2001     2002     2001

   Net income (loss)                   $ 1,692  $(1,844)  $1,267  $1,641
   Foreign currency translation          1,944      217      540     947
   Unrealized holding losses on
    marketable securities                 (375)    (285)    (240)   (166)
   Change in fair value of derivatives    (119)    (274)    (151)    (92)
   Comprehensive income (loss)         $ 3,142  $(2,186)  $1,416  $2,330


7. Foreign Exchange

   The Corporation manages its exposure to exchange rate fluctuations on sales contracts in foreign currencies and commodity price fluctuations through the use of forward foreign exchange and futures contracts. During the second quarter of 2002, the Corporation began entering into forward foreign exchange contracts to hedge exchange rate fluctuations on projected sales. These contracts, settling at various dates beginning in 2003 through 2004, have been designated as cash flow hedges. As of September 30, 2002, approximately $8,000,000 of anticipated foreign denominated sales have been hedged. The fair value of these contracts expected to settle within the next 12 months is recorded in other current liabilities and approximated $158,000. The fair value of the remaining contracts is recorded in other liabilities and approximated $80,000. The change in the fair value of these contracts is recorded as a component of comprehensive income (loss) and approximated $155,000, net of taxes. The change in fair value will be reclassified into earnings as a loss within other income (expense) when the projected sales occur with approximately $103,000 expected to be released within the next 12 months.

   Gains (losses) on foreign exchange transactions approximated $140,000 and ($45,000) for the nine months ended September 30, 2002 and 2001, respectively, and ($110,000) and $635,000 for the three months ended September 30, 2002 and 2001, respectively.

8. Earnings Per Share

   Basic earnings per share are computed by dividing net income
   (loss) before cumulative effect of accounting change for goodwill, cumulative effect of accounting change for goodwill, and net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine and three months ended September 30, 2002 equaled 9,621,822 and 9,632,497 shares, respectively. The weighted average number of common shares outstanding for the nine and three month periods ended September 30, 2001 equaled 9,603,630 and 9,605,616 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,647,731 and 9,654,590 shares for the nine and three months ended September 30, 2002 and 9,632,568 and 9,624,278 shares for the nine and three months ended September 30, 2001, respectively.

9. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments.


                             Nine Months Ended   Three Months Ended
                               September 30,      September 30,
                              2002     2001      2002      2001
   Net Sales:
     Forged and Cast Rolls $ 74,276 $ 73,448   $ 24,353  $ 24,394
     Air and Liquid
      Processing             73,124   71,254     23,501    22,595
     Plastics Processing
      Machinery              18,801   21,454      6,124     6,379
        Total Reportable
         Segments          $166,201 $166,156   $ 53,978  $ 53,368

   Income (loss) before taxes:
     Forged and Cast Rolls $  2,406 $ (6,226)   $ 1,378   $   110
     Air and Liquid
      Processing              8,127    5,691      2,595     2,339
     Plastics Processing
      Machinery              (1,835)    (438)    (1,065)     (379)
        Total Reportable
         Segments             8,698     (973)     2,908     2,070
     Other (expense)
      income - net             (367)  (1,192)      (401)      615

       Total               $  8,331 $ (2,165)   $ 2,507  $  2,685


   Income (loss) before taxes for the Forged and Cast Rolls segment for the nine and three months ended September 30, 2002 includes a net restructuring credit of $188,000 and a gain on the sale of land and building of $1,058,000 and for the nine months ended September 30, 2001 includes restructuring charges of $7,280,000. Income (loss) from before taxes for the Air and Liquid
   Processing segment for the nine and three months ended September 30, 2002 includes restructuring charges of $211,000 and for the nine and three months ended September 30, 2001 includes litigation costs of approximately $2,250,000 and $350,000, respectively. Income (loss) before taxes for the nine and three months ended September 30, 2002 for the Plastics Processing Machinery segment includes restructuring charges of $652,000.

   Other (expense) income - net for the nine months ended September 30, 2001 includes charges of approximately $1,040,000 primarily for foreign currency translation losses incurred on the sale of the small feed roll business (Note 10) and environmental costs for a previously discontinued business.


                              - 10 -
10.Divestitures

   In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its metals forging business in England for approximately its net book value or $1,395,000. A loss of approximately $265,000 was recognized relating primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss. Adjustments to the proceeds may arise based on completion of the closing balance sheet; however, such adjustments are not expected to be material. Of the estimated proceeds approximately $265,000, plus interest at the prevailing rate, is payable in two equal semi-annual installments beginning in December 2002.

   In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its small feed roll business in England for approximately $1,060,000. A loss of approximately $490,000 was initially recognized relating primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss. In the fourth quarter of 2001, the loss was subsequently revised to $152,000 due to various post-closing adjustments.

11.Litigation and Environmental Matters

   The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. As of September 30, 2002, those subsidiaries, and in some cases, the Corporation, were defendants (among a number of defendants, typically over 50 and often over 100)in cases filed in various state and federal courts involving approximately 6,500 claimants (including derivative spousal claims). Most of the claims were made in a small number of lawsuits filed in Mississippi in 2002. The filings do not typically identify specific products as a source of asbestos exposure. The Corporation's aggregate gross settlement costs, including defense costs, in the first nine months of 2002 were $416,507, substantially all of which was paid by insurance. In addition, five cases have been dismissed in 2002 without any payment.

   Based on the Corporation's claims experience to date, insurance coverage and the identity of the subsidiaries that are named in the cases, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of any of the particular lawsuits, however, could be material to the consolidated results of operations of the period in which the costs, if any, are recognized. There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. Therefore, although it is probable that future costs will be incurred, the amounts cannot reasonably be estimated. Accordingly, the Corporation has not made an accrual for such costs in its financial statements.

   In addition, the Corporation has recently retained a law firm to advise it on all matters pertaining to these asbestos cases. As a result, the Corporation will be incurring future uninsured legal costs in connection with this advice.

   With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned by discontinued operations and has been named a Potentially Responsible Party at one third-party landfill site used by a division which was previously sold. In the third quarter 2002, the Corporation accrued an additional amount for estimated costs to be incurred in connection with the remediation of one of its sites previously sold. The proposal is still subject to approval by the regulatory authorities; however, any differences in proposed procedures are not expected to significantly impact estimated costs.

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

12.Recently Issued Accounting Pronouncements

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

   In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued and is effective for the Corporation January 1, 2003. SFAS No. 146 redefines when a liability is incurred related to exit and disposal activities and requires it to be measured initially at its fair value. SFAS No. 146 is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the quarter, sales, operating income and operating levels for each segment were similar to those in the same quarter of the prior year. The outlook for the balance of the year is expected to be much the same for the Plastic Processing Machinery business with a modest improvement for the domestic Forged and Cast Roll operations. However,the previously reported reduction in demand for power generation equipment, together with the slowdown in construction spending, is expected to have an adverse impact on results of the Air and Liquid Processing segment.

As part of aggressive efforts to reduce costs and align internal resources with business demands, the Corporation gave notification of a permanent reduction in manning levels at several of its operations and initiated the closure of its leased Plastics Processing Machinery facility in South Carolina in the third quarter of 2002. Accordingly, pre-tax restructuring charges of approximately $1,337,000 were recorded for the nine and three months ended September 30, 2002.

Despite the reduction in manning levels at several operations, earnings of the Corporation will likely continue to be weak.
Improvement will be difficult until there is a significant increase in capital spending levels and a strengthening of the U.S. economy.

In 2001, the Corporation undertook a review of its global roll-making capacity and recorded a pre-tax charge of $7,280,000 primarily for restructuring costs associated with the permanent closure of its forged steel roll plant in Belgium. In July 2002, the land and buildings of the Belgian facility were sold resulting in a gain of approximately $1,058,000 and unused restructuring provisions no longer necessary of approximately $662,000 were reversed to income during the nine and three months ended September 30, 2002.

The net of the third quarter restructuring charges, the gain on the sale of the land and building in Belgium and the unused restructuring provisions reversed into income resulted in a net credit of $383,000 which is reflected as restructuring charges and gain on sale of land and building in the accompanying statements of operations for the nine and three months ended September 30, 2002.

Operations for the Nine and Three Months Ended September 30, 2002
and 2001

Net Sales. Net sales for the nine months ended September 30, 2002 and 2001 were $166,201,000 and $166,156,000, respectively, and net sales for the three months then ended were $53,978,000 and $53,368,000, respectively. A discussion of the year-to-date and third quarter sales for the Corporation's three segments is included below. Order backlogs approximated $95,679,000 at September 30, 2002 in comparison to $107,608,000 at December 31, 2001. The decrease is due primarily to a decrease in the backlog for the Air and Liquid Processing segment.

Cost of Products Sold. Cost of products sold, excluding depreciation, were comparable at 77.8% and 77.4% of net sales for the nine months ended September 30, 2002 and 2001, respectively, and 78.3% and 77.7%, for the three months ended September 30, 2002 and 2001, respectively.

Income (Loss) from Operations. Excluding the restructuring charges and gain on sale of land and building, income from operations approximated $8,315,000 and $6,307,000 for the nine months ended September 30, 2002 and 2001, respectively, and $2,525,000 and $2,070,000, for the three months ended September 30, 2002 and 2001, respectively. A discussion of the year-to-date and third quarter results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales for the Forged and Cast Rolls segment for the nine months ended September 30, 2002 increased by $828,000 to $74,276,000. The improvement in sales is attributable to an increase in volume particularly export business by the U.S. operations offset by the May 2001 sale of the small feed roll business and the June 2002 sale of the metals forging business. Sales for the three months ended September 30, 2002 were level with that of the comparable prior year period.

Operating income for the nine and three months ended September 30, 2002 includes a gain on the sale of land and building of $1,058,000 and a restructuring credit of $188,000 representing the net of restructuring charges of $474,000 for severance costs associated with the permanent reduction in manning levels at its U.K. operations offset by the reversal of unused restructuring provisions of $662,000 relating to closure of the Belgian plant in 2001. Operating income for the nine months ended September 30, 2001 includes restructuring charges of $7,280,000. Excluding the gain on the sale of the land and building and restructuring items, operating income increased $106,000 to $1,160,000 for the nine months ended September 30, 2002 against the comparable prior year period. The improvement in operating income is due to a greater volume of shipments and increased production offset by a higher content of export business which generally has lower gross margins as well as overall depressed pricing levels. Operating income, excluding gain on sale of land and building and restructuring items, for the three months ended September 30, 2002 was level with that of the comparable prior year period.

Air and Liquid Processing. For the nine months ended September 30, 2002, sales for the Air and Liquid Processing segment increased $1,870,000 to $73,124,000 and for the three months ended September 30, 2002, increased $906,000 to $23,501,000 against the comparable prior year periods. Operating income for the nine and three months ended September 30, 2002 was negatively impacted by restructuring charges of $211,000 for severance costs associated with the permanent reduction in manning levels at each of its operating units. Operating income for the nine and three months ended September 2001 includes litigation costs of approximately $2,250,000 and $350,000, respectively. Excluding these costs, operating income improved $397,000 and $117,000 for the nine and three months ended September 30, 2002, respectively, in comparison to the same periods of the prior year. The improvement is primarily attributable to increased activity from the industrial and utility markets for the heat exchange coil business offset by poorer results for the air handling business, which is principally being impacted by reduced demand and increased price competition. Pumps sales benefited from stronger demand during the first part of the year but have begun to be impacted by a downturn in the power generation industry.

Plastics Processing Machinery. Sales for the Plastics Processing Machinery segment for the nine and three-month period ended September 30, 2002 decreased by $2,653,000 to $18,801,000 and
$255,000 to $6,124,000, respectively, in comparison to the same periods of the prior year. Operating results for the nine and three months ended September 30, 2002 includes restructuring charges of $652,000 primarily for severance costs associated with the permanent reduction in manning levels and the closure of its feedscrews facility in South Carolina. Excluding these charges, earnings decreased $745,000 to an operating loss of $1,183,000 and $34,000 to an operating loss of $413,000 for the nine and three months ended September 30, 2002, respectively, against the same periods of the prior year. The decrease is attributable to reduced selling prices and a significant reduction in demand from plastics processor and original equipment customers.

Other (Expense) Income. Interest expense for the nine and three months ended September 30, 2002 decreased due to lower interest rates. Other (expense) income for the nine and three months ended September 30, 2002 includes approximately $265,000 for the loss on the sale of the Corporation's metals forging business whereas other (expense) income for the nine months ended September 30, 2001 includes $1,040,000 relating to the loss on the sale of the small feed roll business and additional environmental costs for a previously discontinued business. Excluding these costs, other (expense) income would have approximated $212,000 and $366,000 for the nine months ended September 30, 2002 and 2001, respectively, and $(4,000) and $773,000 for three months ended September 30, 2002 and 2001, respectively. The decrease in other income for the nine months ended September 30, 2002 is due principally to lower interest income resulting from a decrease in interest rates. The decrease in other income for the three months ended September 30, 2002 is primarily attributable to losses on foreign exchange transactions of $110,000 for the third quarter 2002 in comparison to foreign exchange gains of $635,000 for the third quarter 2001 due mainly from the change in value of the euro as well as lower interest income resulting from a decrease in interest rates.

Income Taxes. The effective tax rate approximated 45.0% and (14.8%) for the nine months ended September 30, 2002 and 2001, respectively, and 49.5% and 38.9% for the three months ended September 30, 2002 and 2001, respectively. The increase is due primarily to lower tax benefit for operating losses generated in the U.K., reduced foreign sales benefit, and state income taxes.

Cumulative Effect of Accounting Change. Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142, requires that goodwill no longer be amortized but instead tested for impairment at least annually. In accordance with the requirements of SFAS No. 142, the Corporation tested the goodwill attributable to each of its reporting units for impairment as of January 1, 2002. The Corporation's reporting units are the major product lines comprising its reportable business segments. Fair value was estimated using discounted cash flow methodologies and market comparable information. As a result,

$4,452,000 of goodwill specific to the heat-transfer rolls unit of the Plastics Processing Machinery segment was written off and is recorded as a cumulative effect of accounting change, net of income taxes, in the accompanying consolidated statements of operations. The impairment arises from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand.

Net Income (Loss). As a result of all of the above, the Corporation had net income for the nine and three months ended
September 30, 2002 of $1,692,000 and $1,267,000, respectively, in comparison to a net loss of $(1,844,000) and net income of $1,641,000, respectively, for the nine and three months ended
September 30, 2001.

Liquidity and Capital Resources

Net cash flows from operating activities were $15,015,000 for the nine months ended September 30, 2002 against $7,641,000 for the nine months ended September 30, 2001. The increase is due to changes in working capital including a reduction in inventories and an increase in accrued payrolls and employee benefits as well as a refund of income taxes paid.

Net cash flows used in investing activities approximated $1,767,000 and $5,160,000 for the nine months ended September 30, 2002 and 2001, respectively. Capital expenditures for 2002 amounted to $4,366,000 in comparison to $6,220,000 for 2001. Capital expenditures carried forward from September 30, 2002 approximated $4,214,000. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its metals forging business in England for approximately its net book value or $1,395,000. Adjustments to the proceeds may arise based on completion of the closing balance sheet; however, such adjustments are not expected to be material. Of the estimated proceeds approximately $265,000, plus interest at the prevailing rate, is payable in two equal semi-annual installments beginning in December 2002. The remaining assets of the Belgian facility were sold in July 2002 for approximately $1,447,000. In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables of its small feed roll business in England for approximately $1,060,000.

Net cash flows used in financing activities were $2,646,000 for 2002 and $4,865,000 for 2001 and include payment of quarterly dividends at a rate of $0.10 per share. Proceeds were received from the issuance of stock under the Corporation's stock option plan of approximately $239,000 in 2002 and $16,000 in 2001. The Corporation repaid $2,000,000 of short-term borrowings in 2001.

The strengthening of the euro and the pound against the dollar from December 31, 2001 to September 30, 2002 increased cash and cash equivalents by $360,000.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at September 30, 2002 was approximately $5,250,000.

Litigation and Environmental Matters

See Note 11 of the notes to the consolidated financial statements.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for the Corporation January 1, 2003. SFAS No. 143 establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued and is effective for the Corporation January 1, 2003. SFAS No. 146 redefines when a liability is incurred related to exit and disposal activities and requires it to be measured initially at its fair value. SFAS No. 146 is not expected to have a significant impact on the financial condition or results of operations of the Corporation.

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

                 ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Corporation evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures designed to ensure that the information required to be disclosed in reports filed with or submitted to the SEC are recorded, processed, summarized and reported in a timely manner. Robert A. Paul, Chief Executive Officer, and Marliss D. Johnson, Vice President, Controller and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Paul and Johnson concluded that, as of the date of their evaluation, the Corporation's disclosure controls were effective.


(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Corporation's internal accounting controls or in other factors that could significantly affect those controls.

                    PART II - OTHER INFORMATION
                   AMPCO-PITTSBURGH CORPORATION


Item 1     Legal Proceedings

           The information contained in Note 11 (Litigation and Environmental Matters) is incorporated herein by reference.

Items 2-5  None

Item 6     Exhibits and Reports on Form 8-K

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

            (c)  1997 Stock Option Plan, as amended.

                 Incorporated by reference to the Proxy
                 Statements dated March 14, 1997 and March 15,
                 2000.

        99.  Additional Exhibits

             (1) Certification of Chief Executive Officer
                 pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002

             (2) Certification of Vice President, Controller and
                 Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b) Reports on Form 8-K

         None

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  November 14, 2002         BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  November 14, 2002         BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

                AMPCO-PITTSBURGH CORPORATION

I, Robert A. Paul, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ampco-
     Pittsburgh Corporation ("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

s/Robert A. Paul
Robert A. Paul
Chief Executive Officer
November 14, 2002
                           - 22 -


                AMPCO-PITTSBURGH CORPORATION

I, Marliss D. Johnson, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Ampco-
     Pittsburgh Corporation ("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
          Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

s/Marliss D. Johnson
Marliss D. Johnson
Vice President, Treasurer and Controller
November 14, 2002

                          - 23 -

                AMPCO-PITTSBURGH CORPORATION

                        EXHIBIT INDEX





Exhibit 99 - Additional Exhibits

        99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2 Certification of Vice President, Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002






























                           - 24 -