Form 10-K
period 2002-12-31
AMPCO PITTSBURGH CORP
filed 2003-03-13
CIK 6176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	I.R.S. Employer ID No.

600 Grant Street, Suite 4600
Pittsburgh, PA 15219	412/456-4400
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common stock, $1 par value	New York Stock Exchange
Philadelphia Stock Exchange

Series A Preference Stock	New York Stock Exchange
Purchase Rights	Philadelphia Stock Exchange

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

Yes☒No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

     As of March 4, 2003, 9,632,497 common shares were outstanding. The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 28, 2002 (based upon the closing price of these shares on the New York Stock Exchange) was approximately $79 million.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes☒No☐

     DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 2002.

PART I

ITEM 1 - BUSINESS

(a)     GENERAL DEVELOPMENT OF BUSINESS

     Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929.

     The Corporation classifies it’s businesses in three segments – Forged and Cast Rolls, Air and Liquid Processing, and Plastics Processing Machinery.

     In 2002, Formet Ltd., the small forging operation in the United Kingdom, which was included in the Forged and Cast Rolls segment, was sold. The Corporation continues to evaluate the businesses it operates to ensure that they meet the long term objectives of achieving maximum shareholder value.

     The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the Registrant.

(b)     FINANCIAL INFORMATION ABOUT SEGMENTS

     The sales and operating profit of the Corporation’s three segments and the identifiable assets attributable to each segment for the three years ended December 31, 2002 are set forth in Note 18 (Business Segments) on page 25 of the Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

(c)     NARRATIVE DESCRIPTION OF BUSINESS

     Forged and Cast Rolls Segment

     Union Electric Steel Corporation produces forged hardened steel rolls for producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is considered one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Japanese manufacturers also compete in both the domestic and foreign markets.

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

Air and Liquid Processing Segment

     Aerofin Corporation produces finned tube and plate finned heat exchange coils for the commercial and industrial construction, process and utility industries and is headquartered in Lynchburg, Virginia.

     Buffalo Air Handling Company produces large standard and custom air handling systems used in commercial, institutional and industrial buildings and is headquartered in Amherst, Virginia.

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

     No one customer’s purchases in any segment were material to the Corporation. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation’s businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

     For additional information on the products produced and financial information about each segment, see page 4 and Note 18 (Business Segments) on page 25 of the Annual Report to Shareholders for the year ended December 31, 2002, which are incorporated herein by reference.

Raw Materials

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

Patents

     While the Corporation holds some patents, trademarks and licenses, in the opinion of management, they are not material to any segment of the Corporation’s business other than in protecting the goodwill associated with the names under which products are sold.

Working Capital

     Each of the Corporation’s businesses maintains levels of inventory, which generally reflect normal requirements and are believed to reflect the practices of its industries. Production in all segments is generally to custom order and requires inventory levels of raw materials or semi-finished products with only a limited level of finished products. The Corporation extends credit terms consistent with practices of the industries served.

Backlog

     The backlog of orders at December 31, 2002 was approximately $106,088,000 compared to a backlog of $107,608,000 at year-end 2001. Most of those orders are expected to be filled in 2003.

Competition

     The Corporation faces considerable competition from a large number of companies in each segment. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves. Competition in all segments is based on quality, service, price and delivery.

Research and Development

     As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in all three segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to specific customer requirements and reduce costs. In the aggregate, these expenditures approximate $1,000,000 per year.

Environmental Protection Compliance Costs

     Expenditures for environmental control matters were not material to any segment in 2002 and such expenditures are not expected to be material in 2003.

Employees

     In December 2002, the Corporation had 1,448 active employees.

Available Information

     The Corporation’s website can be found at www.ampcopittsburgh.com. The Corporation makes available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange commission.

     (d)     FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     The Forged and Cast Rolls segment has a manufacturing operation in the United Kingdom and a European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 18 (Business Segments) on page 25 of the Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

ITEM 2 - PROPERTIES

     The location and general character of the principal locations in each of the three segments, all of which are owned unless otherwise noted, are as follows:

Company and	Principal	Approximate	Type of
Location	Use	Square Footage	Construction

Forged and Cast Rolls Segment

Union Electric Steel Corp.

Route 18	Manufacturing	186,000 on	Metal and steel
Burgettstown, PA 15021	facilities	55 acres

726 Bell Street	Manufacturing	153,000 on	Metal and steel
Carnegie, PA 15106	facilities and	5 acres
offices

U.S. Highway 30	Manufacturing	88,000 on	Metal and steel
Valparaiso, IN 46383	facilities	20 acres

1712 Greengarden Road	Manufacturing	40,000*	Metal and steel
Erie, PA 16501	facilities

Industrie Park	Sales and	4,500*	Cement block
B-3980 Tessenderlo	engineering
Belgium	offices

The Davy Roll Company

Gateshead Division Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 12 acres	Steel framed, metal and brick

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

Air and Liquid Processing Segment
Aerofin Corporation
4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Company
Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

12740 Lynchburg Salem Turnpike Forest, VA	Assembly facility	16,240*	Metal and steel

Buffalo Pumps, Inc.
874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 7 acres	Metal, brick and cement block

Plastics Processing Machinery Segment

Atlantic Grinding &Welding, Inc.
9 Ricker Avenue Londonderry, NH 03053	Manufacturing facilities and offices	19,000 on 2.6 acres	Metal and Steel

Bimex Industries, Inc.
319 Universal Street Wales, WI 53183	Manufacturing facilities and offices	33,500 on 7.8 acres	Metal and steel

F. R. Gross Co., Inc.
1397 Commerce Drive Stow, OH 44224	Manufacturing facilities and offices	25,300 on 4.2 acres	Masonry, metal and steel

Keystone Rolls Company, Inc.
40 Council Avenue Wheatland, PA 16161	Manufacturing facilities and offices	25,000 on 4.5 acres	Metal and steel

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

Plastics Processing Machinery Segment (cont’)
New Castle Industries, Inc.
1399 Countyline Road New Castle, PA 16102	Manufacturing facilities and offices	81,600 on 18.5 acres	Metal and steel
925 Industrial Street New Castle, PA 16102	Manufacturing facilities	31,000 on 5.3 acres	Masonry with steel truss roof

*     Facility is leased.

     The Corporate office space is leased as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

     The Corporation estimates that all of its facilities were operated within 65% to 90% of their normal capacity during 2002. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ITEM 3 - LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries. As of December 31, 2002, those subsidiaries, and in some cases, the Corporation, were defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts involving approximately 16,339 claimants. Most of the claims were made in a small number of lawsuits filed in Mississippi in 2002. The filings do not typically identify specific products as a source of asbestos exposure. The Corporation’s aggregate gross settlement costs, including defense costs, in 2002 were approximately $420,000, substantially all of which was paid by insurance. Eight cases, involving 17 claimants, have been dismissed in 2002 without any payment.

     On February 7, 2003, Utica Mutual Insurance Company (“Utica”) filed a lawsuit in the Supreme Court of the State of New York, County of Oneida against the Corporation and certain of the subsidiaries named in the underlying asbestos actions (the “Policyholder Defendants”) and three other insurance carriers that provided primary coverage to the Corporation (the “Insurer Defendants”). In the lawsuit, Utica has alleged (i) it has no coverage obligation for years where the Policyholder Defendants cannot establish the existence of insurance contracts or coverage, where exposure occurred outside of the Utica policy periods or with respect to allegedly excluded products; (ii) the Policyholder Defendants breached the insurance contracts; and (iii) the Insurer Defendants have defense and indemnity obligations under insurance contracts they have issued to the Policyholder Defendants. Utica is seeking a declaratory judgment from the court on these issues and recoupment of amounts it has already paid. Although the outcome of this action cannot be predicted with certainty, the Corporation believes that the lawsuit ultimately should benefit all parties by defining the obligations of Utica and the Insurer Defendants to the Corporation and that the majority of the defense and indemnity costs of the pending cases ultimately will be covered by the appropriate insurance policies.

     Based on the Corporation’s claims experience to date, insurance coverage and the identity of the subsidiaries that are named in the cases, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of any of the particular lawsuits, however, could be material to the consolidated results of operations of the period in which the costs, if any, are recognized. There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. Although it is probable that future costs will be incurred, the amounts cannot reasonably be estimated. Accordingly, the Corporation has not made an accrual for such costs in its financial statements. In addition, the Corporation has recently retained a law firm to advise it on all matters pertaining to these asbestos cases. As a result, the Corporation incurred uninsured legal costs approximating $400,000 in 2002 and expects that such costs may exceed $1 million in 2003.

     With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at one third-party landfill site used by a division which was previously sold. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability for all environmental proceedings, based on information known to date and the estimated quantities of waste at these sites, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Corporation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLD

     No matter was submitted to a vote of security holders during the fourth quarter.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by this item is set forth on pages 26 and 27 of the Annual Report to Shareholders for the year ended December 31, 2002 which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     The information called for by this item is set forth on page 27 of the Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information called for by this item is set forth on pages 6 through 10 of the Annual Report to Shareholders for the year ended December 31, 2002, which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is set forth in Note 11 (Financial Instruments) on pages 22 and 23 and Results of Operations on pages 6 through 10 of the Annual Report to Shareholders for the year ended December 31, 2002, which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth on pages 11 through 26 of the Annual Report to Shareholders for the year ended December 31, 2002, which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were none.

PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

(a)     IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Louis Berkman (age 94, Director since 1960; current term expires in 2005). He has been Chairman of the Board of the Corporation and Chairman of the Executive Committee of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company (steel products, fabricated metal products, building and industrial supplies). (2)

Leonard M. Carroll (age 60, Director since 1996; current term expires in 2004). He has been Managing Director of Seneca Capital Management, Inc. (a private investment company) for more than five years. (2)(3)

William D. Eberle (age 79, Director since 1982; current term expires in 2003). He is a private investor and consultant and is Chairman of Manchester Associates, Ltd. He is also a director of Mitchell Energy & Development Co., America Service Group and Konover Property Trust. (N)(3)

Paul A. Gould (age 57, Director since 2002; current term expires in 2003). He has been for more than five years managing director of Allen & Co., Inc., an investment banking company. He is also a director of Liberty Media Corporation and On-command Corporation. (N)

Robert A. Paul (age 65, Director since 1970; current term expires in 2003). He has been President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company and director of National City Corporation. (N)(2)

Laurence E. Paul (age 38, Director since 1998; current term expires in 2004). He is a managing principal of Laurel Crown Capital, a private investment company since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. From 1995 to February 2001 he served in various capacities, including as a Managing Director, of Donaldson, Lufkin & Jenrette (Investment Banker). The firm was bought by Credit Suisse First Boston in 2000. He is also a director of Biovail Corporation.

(a)     IDENTIFICATION OF DIRECTORS (cont’)

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Stephen E. Paul (age 35, Director since 2002; current term expires in 2005). He is a managing principal of Laurel Crown Capital, a private investment company since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. From 1998 to 2001 he was Vice President of Business Development for eToys, Inc.

Carl H. Pforzheimer, III (age 66, Director since 1982; current term expires in 2005). For more than five years he has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges). (3)

Ernest G. Siddons (age 69, Director since 1981; current term expires in 2004). He has been Executive Vice President and Chief Operating Officer of the Corporation for more than five years. (2)

(N)      Nominee for election at the April 22, 2003 Annual Meeting of Shareholders.

(1)     Officers serve at the discretion of the Board of Directors.

(2)     Member of Executive Committee.

(3)     Member of Audit, Salary, Stock Option and Nominating Committees.

(b)     IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above) the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five Years

Rose Hoover (age 47). She has been a Vice President of the Corporation since June 1999 and has been Secretary for more than five years. For more than five years before June 1999, she was Manager of Real Property and Environmental Control.

Marliss D. Johnson (age 38). She has been Vice President, Controller and Treasurer of the Corporation since July 1999. For five years before July 1999, she was a Senior Manager with PricewaterhouseCoopers LLP (a public accounting firm).

Terrence W. Kenny (age 43). He has been Group Vice President of the Corporation since February 1999 and was Vice President Corporate Development & Planning from April 1998 to February 1999. For five years prior to 1998, he was Vice President and Treasurer of Buffalo Pumps, Inc., a subsidiary of the Corporation.

Robert F. Schultz (age 55). He has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

(1)     Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

(c)     IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

None.

(d)     FAMILY RELATIONSHIPS

     Louis Berkman is the father-in-law of Robert A. Paul, and grandfather of Laurence E. Paul and Stephen E. Paul (sons of Robert A. Paul). There are no other family relationships among the Directors and Executive Officers.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth certain information as to the total remuneration received for the past three years by the five most highly compensated executive officers of the Corporation, including the Chief Executive Officer (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
Annual Compensation

(a)	(b)	(c)	(d)	(e)	(g)
				Other
Name and				Annual	Securities
Principal		Salary	Bonus	Compensation	Underlying
Position	Year	($)	($)	($) (1)	Options(#)(2)

Robert A. Paul	2002	400,000	60,000	3,333
President and Chief	2001	400,000	0	822
Executive Officer	2000	375,000	63,750	1,584	60,000

Louis Berkman	2002	300,000	0	739
Chairman of the Board	2001	400,000	0	1,645
and Executive Committee	2000	375,000	63,750	978	60,000

Ernest G. Siddons	2002	370,000	55,500	1,582
Executive Vice President	2001	360,000	0	2,131
and Chief Operating	2000	336,000	57,120	1,336	50,000
Officer

Terrence W. Kenny	2002	146,000	36,500	1,183
Group Vice President	2001	140,000	38,500	134
	2000	120,000	30,000	282	12,500

Robert F. Schultz	2002	158,000	15,000	26,777(3)
Vice President	2001	153,000	0	21,190(3)
Industrial Relations	2000	47,000	18,000	23,767(3)	10,000
and Senior Counsel

(1)	Unless otherwise noted, amount represents reimbursement of taxes in connection with a medical reimbursement plan.
(2)	Options granted in April 2000 and exercisable in June 2000.
(3)	Mr. Schultz was the only individual in the compensation table whose total value of personal benefits exceeded the reporting threshold. Of the total value reported for 2002, 2001 and 2000, the value attributable to the personal use of a company provided vehicle was $8,554,$8,098 and $7,177 respectively.

     (b)     COMPENSATION PURSUANT TO PLANS

Stock Option Plan

     The Corporation’s 1997 Stock Option Plan, as amended, permits the grant of options exercisable for shares of Common Stock to corporate officers and other key employees of the Corporation and its subsidiaries upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Stock Option Committee. The Stock Option Plan authorizes the grants of awards up to a maximum of 600,000 shares of the Corporation’s Common Stock, however, the maximum number of Shares with respect to which stock options may be granted to any one Participant in any fiscal year may not exceed 150,000. No options were granted in 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Under- lying Unexercised Options at Fiscal Year End(#)	Value of Unexercised In-the-Money Options at Fiscal Year End($) Exercisable/Unexercisable

Robert A. Paul	0	0	120,000/0	210,450/0
Louis Berkman	0	0	120,000/0	210,450/0
Ernest G. Siddons	20,000	$42,019	80,000/0	132,175/0
Robert F. Schultz	0	0	30,000/0	56,675/0
Terrence W. Kenny	0	0	25,000/0	43,844/0

Pension Benefits

     The Corporation has a tax qualified retirement plan (the “Plan”) applicable to the Executive Officers and other employees, to which the Corporation makes annual contributions, as required, in amounts determined by the Plan’s actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The primary benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners start receiving a pension no later than April 1 following the calendar year in which the age 70-1/2 is reached. Louis Berkman is currently receiving $6,622 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70-1/2.

     The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988 (amended and restated in 1996) for certain officers and key employees covering retirement after completion of ten years of service and attainment of age 55. All officers listed in the compensation table are Participants in the SERP, except Louis Berkman. The combined retirement benefit at age 65 or older provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant, who has had at least five years of service, commencing on the later of the month following the participant’s death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under Termination of Employment and Change of Control Arrangement.

     The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP, if applicable, to the individuals named in the compensation table assuming continued employment to retirement at age 65 or older, and assuming the total salary and bonus stated in the table for 2002 is the final five year average:

Louis Berkman	(1)
Robert A. Paul	$230,000
Ernest G. Siddons	$212,750
Terrence W. Kenny	$91,250
Robert F. Schultz	$86,500

(1)     Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

     (c)     COMPENSATION OF DIRECTORS

     In 2002, each Director who was not employed by the Corporation received an annual retainer of $6,000 (payable quarterly), $1,000 for each Board meeting attended and $500 for each Committee meeting attended. Attendance could be either in person or by telephonic connection. Directors did not receive a fee for either Board or Committee meetings if they did not attend.

     (d)     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     Mr. Berkman, Mr. Paul and Mr. Siddons have two year contracts (which automatically renew for one year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation

(with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated following a change of control (including a voluntary departure for good cause) and the right to equivalent office space and secretarial help for a period of one year after a change in control. Mr. Schultz, Mr. Kenny, the two remaining Vice Presidents and one other employee have two year contracts providing for three times their annual compensation in the event their employment is terminated following a change in control (including a voluntary departure for good cause). All of the contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation’s then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP, if applicable.

     (e)     SALARY COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     A Salary Committee is appointed each year by the Board of Directors. The Salary Committee for the year 2002 was comprised of three Directors: William D. Eberle (Chairman), Leonard M. Carroll and Carl H. Pforzheimer, III. None of the Committee members is now, or ever has been, an officer or employee of the Corporation.

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

     The compensation for the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, is typically based on an analysis conducted by the Salary Committee. The Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation. In setting compensation, the Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries, individual contributions, leadership ability and an executive officer’s overall performance. In this way, it is believed that the Corporation will attract and retain quality management, thereby benefiting the long-term interest of shareholders.

     In establishing the compensation reported in the table for the last completed fiscal year, the Committee conducted its analysis as described above and considered the weak results of the Corporation. Notwithstanding the belief that the results were reflective of the depressed economy and the down cycle of industries served, the salary of the Chief Executive Officer was not increased, the salary of the Chairman of the Board was reduced and the Chief Operating Officer was granted a modest increase. In addition, the Chairman of the Board elected not to participate in the 2002 and future incentive bonus plans.

     The incentive bonus program for 2002 previously approved by the Salary Committee covered Robert A. Paul and Ernest G. Siddons. Incentive payments were to be determined, based on the Corporation’s 2002 income from operations performance as compared to the Corporation’s business plan. These payments were to be limited to 35% of base salary of participants. In 2002, Mr. Paul earned $60,000 and Mr. Siddons earned $55,500.

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

William D. Eberle, Chairman
Leonard M. Carrol
Carl H. Pforzheimer, III

     (g)     STOCK PERFORMANCE GRAPH

Comparative Five-Year Total Returns*
Ampco-Pittsburgh Corporation, Standard & Poors 500 and Value Line Steel (Integrated) Index
(Performance results through 12/31/02)

[GRAPHIC APPEARS HERE]

     Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1998 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated).

     *Cumulative total return assumes reinvestment of dividends.

     In the above graph, the Corporation has used Value Line’s Steel (Integrated) Index for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. The Steel Industry was chosen because it is impacted by some of the same end markets that the Corporation ultimately serves, such as the automotive, appliance and construction industries. Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of March 4, 2003, Louis Berkman owned directly 215,000 shares of the Common Stock of the Corporation and had the right to acquire 120,000 shares pursuant to stock options. As of the same date, The Louis Berkman Investment Company, P. O. Box 576, Steubenville, OH 43952 owned beneficially and of record 2,363,842 shares of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Investment Company, owns directly 61.51% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation’s Common Stock held by such Foundation.

     In March 1998, Gabelli Funds, Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its Schedule 13D reporting they owned 1,893,500 shares or 19.77%. In February 2003, Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa Monica, CA 90401 filed a 13G disclosing that as of December 31, 2002 it had sole voting and dispositive power of 777,600 shares or 8.07% (all of which shares are held in portfolios of various investment vehicles). In September 2002, Van Den Berg Management, 1301 Capitol of Texas Hwy, Austin, TX 78746 filed a 13G disclosing that as of September 2002 it had shared and sole voting and dispositive power of 838,262 shares or 8.7%.

     (b)     SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 4, 2003 information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of Beneficial owner	Amount and nature of beneficial ownership			Percent of class

Louis Berkman	2,701,108	(1)	(2)	28.04
Robert A. Paul	177,922	(2)	(3)	1.85
Ernest G. Siddons	81,833	(4)		.85
Robert F. Schultz	30,200	(5)		.31
Terrence W. Kenny	25,000	(6)		.26
Paul A. Gould	3,000			*
Carl H. Pforzheimer, III	2,733	(7)		*
Leonard M. Carroll	1,500			*
Laurence E. Paul	1,000			*
Stephen E. Paul	1,000			*
William D. Eberle	1,000	(8)		*
Directors and Executive Officers as a group
(13 persons)	3,045,030	(9)		31.61

*less than .1%

(1)	Includes 215,000 shares owned directly, 120,000 shares which he has the right to acquire within sixty days pursuant to stock options, 2,363,842 shares owned by The Louis Berkman Investment Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation of which Louis Berkman and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2)	The Louis Berkman Investment Company owns beneficially and of record 2,363,842 shares of the Corporation’s Common Stock. Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Investment Company.

(3)	Includes 42,889 shares owned directly, 120,000 shares which he has the right to acquire within sixty days pursuant to stock options, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation of which Robert A. Paul and Louis Berkman are Trustees.

(4)	Includes 1,833 shares owned jointly with his wife and 80,000 shares which he has the right to acquire within sixty days pursuant to stock options.

(5)	Includes 200 shares owned jointly with his wife and 30,000 shares which he has the right to acquire within sixty days pursuant to stock options.

(6)	Shares which he has the right to acquire within sixty days pursuant to stock options.

(7)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(8)	Shares held by a trust of which he is a trustee.

(9)	Includes 395,000 shares which certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

     (c)     CHANGES IN CONTROL

     The Corporation knows of no arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2002 the Corporation bought industrial supplies from The Louis Berkman Company in transactions in the ordinary course of business amounting to approximately $1,853,000. Additionally, The Louis Berkman Company paid the Corporation $235,000 for certain administrative services. Louis Berkman was an officer, director and shareholder, Robert A. Paul was an officer and director, and Laurence E. Paul and Stephen E. Paul were officers, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will take place in 2003.

PART IV

ITEM 14 - CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Chief Executive Officer and Chief Financial Officer undertook an evaluation of the Corporation’s disclosure controls and procedures. Based upon that evaluation, they have concluded that there are in place disclosure controls and procedures necessary to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to them by others in the Corporation, particularly with respect to the period covered by this report. Subsequent to the date of this evaluation there have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15 -	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements

		The consolidated financial statements, together with the report thereon of Deloitte & Touche LLP appearing on pages 11 through 25 and page 27 of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference in this Form 10-K Annual Report.

	2.	Financial Statement Schedules

		The following additional financial data should be read in conjunction with the consolidated financial statements in the accompanying Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Schedule Number	Page Number

Index to Ampco-Pittsburgh Corporation Financial Data		F-1

Report of Independent Accountants		F-2

Valuation and Qualifying Accounts and Reserves II		F-3

		3.	Exhibits

Exhibit No.

	(3)	Articles of Incorporation and By-laws

		a.	Articles of Incorporation

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

		c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

	(13)	Annual Report to Shareholders for the fiscal year ended December 31, 2002

	(21)	Significant Subsidiaries

	(23)	Consent of Expert

	(99.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(99.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION
(Registrant)

March 13, 2003
	By	/s/ LOUIS BERKMAN

Director, Chairman of the Board -
Louis Berkman

	By	/s/ ROBERT A. PAUL

Director, President and Chief Executive Officer -
Robert A. Paul

	By	/s/ ERNEST G. SIDDONS

Director, Executive Vice President and Chief Operating Officer -
Ernest G. Siddons

	By	/s/ MARLISS D. JOHNSON

Vice President, Controller and Treasurer (Principal Financial Officer) -
Marliss D. Johnson

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.

March 13, 2003

By	/s/ LEONARD M. CARROLL

Leonard M. Carroll

By	/s/ WILLIAM D. EBERLE

William D. Eberle

By	/s/ PAUL A. GOULD

Paul A. Gould

By	/s/ LAURENCE E. PAUL

Laurence E. Paul

By	/s/ STEPHEN E. PAUL

Stephen E. Paul

By	/s/ CARL H. PFORZHEIMER, III

Carl H. Pforzheimer, III

     AMPCO-PITTSBURGH CORPORATION

Certification

I, Robert A. Paul, certify that:

1.	I have reviewed this annual report on Form 10-K of Ampco-Pittsburgh Corporation (“the registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. PAUL

Robert A. Paul Chief Executive Officer March 13, 2003

AMPCO-PITTSBURGH CORPORATION

Certification

I, Marliss D. Johnson, certify that:

1.	I have reviewed this annual report on Form 10-K of Ampco-Pittsburgh Corporation (“the registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARLISS D. JOHNSON

Marliss D. Johnson Vice President, Controller and Treasurer Chief Financial Officer March 13, 2003

F-1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Ampco-Pittsburgh Corporation

We have audited the consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 10, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule II, Valuation of Qualifying Accounts, of Ampco-Pittsburgh Corporation and subsidiaries for the years ended December 31, 2002, 2001, and 2000. This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 10, 2003

F-2

Schedule II

Ampco-Pittsburgh
Corporation
Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C		Column D		Column E
		Additions

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts - describe	Deductions- describe		Balance at end of period
Year ended December 31, 2002
Allowance for doubtful accounts	$1,450,868	$295,872		($194,206)	(1)	$1,552,534
Year ended December 31, 2001
Allowance for doubtful accounts	$626,727	$1,099,889		($275,748)	(1)	$1,450,868
Year ended December 31, 2000
Allowance for doubtful accounts	$364,138	$384,251		($121,662)	(1)	$626,727

(1) Represents primarily writeoff of accounts receivable customer balances.

F-3