Form 10-Q
period 2003-03-31
AMPCO PITTSBURGH CORP
filed 2003-05-14
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

                       YES  X       NO



On May 14, 2003, 9,632,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 2003 and December 31, 2002            3

           Consolidated Statements of Operations -
             Three Months Ended March 31, 2003 and 2002      4

           Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2003 and 2002      5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     12

           Item 3 - Quantitative   and   Qualitative
             Disclosures About Market Risk                  14

           Item 4 - Controls and Procedures                 14

Part II-Other Information:

           Item 1 - Legal Proceedings                       15

           Item 6 - Exhibits and Reports on Form 8-K        15

           Signatures                                       17

           Section 302 Certifications                       18

           Exhibit Index                                    20

           Exhibits

             Exhibit 99.1
             Exhibit 99.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                     March 31,      December 31,
                                       2003             2002

Assets
Current assets:
Cash and cash equivalents          $ 23,048,195     $ 27,684,915
Receivables, less allowance for
 doubtful accounts of $1,527,420 in
 2003 and $1,552,534 in 2002         40,463,965       39,059,424
Inventories                          48,812,600       47,054,825
Other                                10,041,669        6,685,124
     Total current assets           122,366,429      120,484,288

Property, plant and equipment, at cost:
  Land and land improvements          5,088,653        5,061,053
  Buildings                          29,308,997       29,317,286
  Machinery and equipment           145,976,848      144,888,313
                                    180,374,498      179,266,652
  Accumulated depreciation          (97,494,701)     (95,535,004)
     Net property, plant and
      equipment                      82,879,797       83,731,648
Prepaid pensions                     23,439,261       23,039,261
Goodwill                              2,694,240        2,694,240
Other noncurrent assets               4,968,694        5,100,065
                                   $236,348,421     $235,049,502

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                   $ 11,913,825     $ 12,288,899
Accrued payrolls and
 employee benefits                    8,710,908        8,413,650
Other                                16,377,074       14,200,883
     Total current liabilities       37,001,807       34,903,432
Employee benefit obligations         16,201,860       16,304,604
Deferred income taxes                20,307,379       19,825,065
Industrial Revenue Bond debt         13,311,000       13,311,000
Other noncurrent liabilities            678,610          684,995
     Total liabilities               87,500,656       85,029,096
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,632,497 in 2003
 and 2002                             9,632,497        9,632,497
Additional paid-in capital          103,005,928      103,005,928
Retained earnings                    45,203,694       45,970,371
Accumulated other comprehensive loss (8,994,354)      (8,588,390)
     Total shareholders' equity     148,847,765      150,020,406
                                   $236,348,421     $235,049,502


       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                     Three Months Ended March 31,
                                         2003            2002



Net sales                           $ 49,678,982      $ 54,698,356

Operating costs and expenses:
Costs of products sold
  (excluding depreciation)            39,044,793        42,661,317
Selling and administrative             7,852,685         7,549,244
Depreciation                           2,001,951         2,052,046
Gain (loss) on disposition of assets       8,650            (1,644)
  Total operating expense             48,908,079        52,260,963

Income from operations                   770,903         2,437,393

Other expense:
  Interest expense                       (93,417)          (71,484)
  Other - net                           (151,913)         (175,287)
                                        (245,330)         (246,771)

Income before income taxes               525,573         2,190,622
Income tax provision                     329,000           972,000

Net income before cumulative effect
  of change in accounting for goodwill   196,573         1,218,622

Cumulative effect of change in accounting
  for goodwill, net of income taxes
  of $1,558,269                                -        (2,893,931)

Net income (loss)                   $    196,573      $ (1,675,309)


Basic and diluted earnings per
 common share:
 Net income before cumulative
  effect of change in accounting
  for goodwill                      $       0.02      $       0.13
 Cumulative effect of change in
  accounting for goodwill           $          -      $      (0.30)
 Net income (loss)                  $       0.02      $      (0.17)

Cash dividends declared per share   $       0.10      $       0.10

Weighted average number of
 common shares outstanding             9,632,497         9,608,897



       See Notes to Consolidated Financial Statements.

                 AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                        Three Months Ended March 31,
                                             2003          2002



Net cash flows (used in) provided by
 operating activities                  $(2,498,837)   $  4,014,373

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                            (1,187,400)     (1,589,872)

  Net cash flows (used in) investing
   activities                           (1,187,400)     (1,589,872)

Cash flows from financing activities:
  Dividends paid                          (963,250)       (960,890)

  Net cash flows (used in) financing
   activities                             (963,250)       (960,890)

Effect of exchange rate changes on cash
 and cash equivalents                       12,767         (63,009)

Net (decrease) increase in cash and
 cash equivalents                       (4,636,720)      1,400,602
Cash and cash equivalents at
 beginning of period                    27,684,915      13,514,299

Cash and cash equivalents at
 end of period                        $ 23,048,195    $ 14,914,901


Supplemental information:
 Income tax payments                  $    115,215    $    167,680
 Interest payments                    $     82,349    $     83,694







       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results expected for the full year.

2. Restructuring

   In the third quarter of 2002, the Corporation made permanent reductions in manning levels at several of its operations and initiated the closure of its leased Plastics Processing Machinery facility in South Carolina. An initial restructuring provision of $1,337,000 for costs associated with these efforts was recorded and as of December 31, 2002, approximately $167,000 remained outstanding. Restructuring activity for 2003 was as follows:

                                          (in thousands)
                                   December 31,        March 31,
                                      2002      Paid     2003

   Employee costs                   $   157  $  ( 61)  $   96
   Costs associated with
     closure of leased facility          10       (5)       5
                                    $   167  $   (66)  $  101

   The restructuring reserve as of March 31, 2003 represents primarily remaining severance costs to be paid in the second quarter of 2003 and costs associated with the closure of the leased facility such as lease payments and holding costs through the estimated date of sublet.

3. Goodwill

   Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" resulting in an after-tax write off of goodwill amounting to $2,894,000 in the quarter ended March 31, 2002. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2003. Goodwill as of March 31, 2003 relates to the Air and Liquid Processing segment and approximated $2,694,000.

4. Inventories

   At March 31, 2003 and December 31, 2002, approximately 70% of the inventories were valued on the LIFO method, with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

                                 (in thousands)
                           March 31,     December 31,
                             2003            2002

   Raw materials           $13,500         $12,807
   Work-in-process          22,204          23,216
   Finished goods            7,822           5,943
   Supplies                  5,287           5,089
                           $48,813         $47,055

5. Other Current Liabilities

   Other current liabilities were comprised of the following:

                                   (in thousands)
                           March 31,      December 31,
                             2003             2002

   Customer-related        $ 7,195         $ 6,298
   Other                     9,182           7,903
                           $16,377         $14,201

6. Comprehensive Loss

   The Corporation's comprehensive income (loss) for the three months ended March 31, 2003 and 2002 consisted of:

                                      (in thousands)
                                       Three Months
                                      Ended March 31,
                                     2003        2002

   Net income (loss)               $  197      $(1,675)
   Foreign currency translation      (217)        (467)
   Minimum pension liability            7            -
   Unrealized holding (losses) gains
    on marketable securities          (93)         157
   Change in fair value of
    derivatives                      (103)         185
   Comprehensive loss              $ (209)     $(1,800)

7. Foreign Exchange

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value hedges or, beginning in 2002, cash flow hedges. As of March 31, 2003, approximately $15,639,000 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2003 through 2005. As of March 31, 2003, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,761,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $355,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive loss and approximated $641,000, net of taxes, as of March 31, 2003. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $582,000, net of taxes, expected to be released to earnings within the next 12 months.

   Gains (losses) on foreign exchange transactions approximated
   $(163,000) and $(197,000) for the three months ended March 31, 2003 and 2002 respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2003, approximately 100% or $2,024,000 of anticipated commodity purchases over the next 15 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $37,000 and the fair value of the remaining contracts approximated $23,000 as of March 31, 2003. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive loss and approximated $36,000, net of taxes, as of March 31, 2003. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $22,000, net of taxes, expected to be released to earnings within the next 12 months.

8. Earnings Per Share

   Basic earnings per share are computed by dividing net income before cumulative effect of change in accounting for goodwill, cumulative effect of change in accounting for goodwill, and net income (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2003 and 2002 equaled 9,632,497 and 9,608,897 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,688,242 and 9,629,366 shares for the three months ended March 31, 2003 and 2002, respectively.

9. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's three business segments. In the fourth quarter 2002, the Corporation began evaluating the performance of its segments based solely on income from operations without an allocation of corporate expenses to give it the ability to focus on actual operating performance for each of the segments. Prior year information has been restated to conform to the 2003 presentation.
                                                (in thousands)
                                              Three Months Ended
                                                   March 31,

                                              2003          2002


   Net Sales:
     Forged and Cast Rolls                 $ 24,798      $ 24,549
     Air and Liquid Processing               18,732        24,069
     Plastics Processing Machinery            6,149         6,080
        Total Reportable Segments          $ 49,679      $ 54,698

   Income (loss) before taxes:
     Forged and Cast Rolls                 $    957      $    645
     Air and Liquid Processing                1,028         3,199
     Plastics Processing Machinery               81         (192)
        Total Reportable Segments             2,066         3,652
     Other expense, including corporate
       costs - net                           (1,540)       (1,461)

       Total                               $    526     $   2,191



10. Investment in Joint Venture

   Effective January 2003, the U.K. cast roll operation entered into an agreement to sell technical know-how to a newly created joint venture in China. In addition to cash proceeds, the U.K. operations received an interest in the joint venture, the value of which is not material.

11. Litigation and Environmental Matters

   The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. As of March 31, 2003, those subsidiaries, and in some cases, the Corporation, were defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts involving approximately 18,500 claimants. Most of the claims were made in a small number of lawsuits filed in Mississippi in 2002 and 2003. The filings do not typically identify specific products as a source of asbestos exposure. The Corporation's aggregate gross settlement costs, including defense costs, in the first quarter of 2003 were approximately $350,000, substantially all of which was paid by insurance. Fourteen cases, each involving a single claimant, have been dismissed in the first quarter of 2003 without any payment.

   On February 7, 2003, Utica Mutual Insurance Company ("Utica") filed a lawsuit in the Supreme Court of the State of New York, County of Oneida against the Corporation and certain of the subsidiaries named in the underlying asbestos actions (the "Policyholder Defendants") and three other insurance carriers that provided primary coverage to the Corporation (the "Insurer Defendants"). In the lawsuit, Utica has alleged (i) it has no coverage obligation for years where the Policyholder Defendants cannot establish the existence of insurance contracts or coverage, where exposure occurred outside of the Utica policy periods or with respect to allegedly excluded products; (ii) the Policyholder Defendants breached the insurance contracts; and (iii) the Insurer Defendants have defense and indemnity obligations under insurance contracts they have issued to the Policyholder Defendants. Utica is seeking a declaratory judgment from the court on these issues and recoupment of amounts it has already paid. The Corporation and its subsidiaries named in the lawsuit have answered Utica's complaint, denying that Utica is entitled to the relief it requests against them, and have also asserted counterclaims against Utica. Although the outcome of this action cannot be predicted with certainty, the Corporation believes that the lawsuit ultimately should benefit all parties by defining the obligations of Utica and the Insurer Defendants to the Corporation and that the majority of the defense and indemnity costs of the pending cases ultimately will be covered by the appropriate insurance policies.

   Based on the Corporation's claims experience to date, insurance coverage and the identity of the subsidiaries that are named in the cases, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of any of the particular lawsuits, however, could be material to the consolidated results of operations of the period in which the costs, if any, are recognized. There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. Although it is probable that future costs will be incurred, the amounts cannot reasonably be estimated. Accordingly, the Corporation has not made an accrual for such costs in its financial statements. In addition, the Corporation has retained a law firm to advise it on all matters pertaining to these asbestos cases including insurance issues. As a result, the Corporation incurred uninsured legal costs approximating $600,000 in the first quarter of 2003 and expects that such costs are likely to be in excess of $1.5 million in the aggregate in 2003.

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

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Three Months Ended March 31, 2003 and 2002

Net Sales. Net sales for the three months ended March 31, 2003 were $49,679,000 compared to $54,698,000 for the same period of 2002. A discussion of the first quarter sales for the Corporation's three segments is included below. Order backlogs approximated $113,332,000 at March 31, 2003 in comparison to $106,088,000 at December 31, 2002. The increase is due primarily to an improvement in backlog for the Forged and Cast Rolls segment.

Costs of Products Sold. Costs of products sold, excluding depreciation, were comparable for each of the three-month periods and approximated 78.6% and 78.0% of net sales, respectively.

Selling and Administrative. The increase in selling and administrative expenses for the three months ended March 31, 2003 against the comparable prior year period is primarily attributable to additional legal costs. See further discussion in the Air and Liquid Processing paragraph below.

Income from Operations. Income from operations for the three months ended March 31, 2003 approximated $771,000, against $2,437,000 for the three months ended March 31, 2002. A discussion of first quarter results for the Corporation's three segments is included below.

Forged and Cast Rolls. Although sales for the Forged and Cast Rolls segment for the three months ended March 31, 2003 were comparable with sales for the three months ended March 31, 2002, operating income increased to $957,000 for the quarter. For the U.S. operations, despite a small improvement in sales, operating income was negatively impacted by poor margins as a result of severe price competition and an increase in natural gas, steel scrap and other costs. For the U.K. operations, sales declined slightly from the comparable prior year period; however, while margins were adversely impacted by poor prices and increases in steel scrap and other costs operating results benefited from a lower cost structure resulting from the third quarter 2002 restructuring and income from the sale of technical know-how of $480,000. Backlog of orders for both the U.S. and U.K. operations has increased from a year ago albeit at price levels which continue to be depressed as the global steel industry customer base struggles through losses and restructurings.

Air and Liquid Processing. For the three months ended March 31, 2003, sales for the Air and Liquid Processing segment decreased 22% to $18,732,000 against the comparable prior year period. In addition, operating income decreased from $3,199,000 to $1,028,000. Lower volumes and depressed pricing contributed to the poorer results. Specifically, reduced spending in the construction markets negatively impacted the air handling business which generally lags the economy whereas lack of demand from power generation equipment customers affected the pump business.
Although shipments for the heat exchange coil company were modestly lower than the comparable prior year period, operating income improved due to a favorable change in product mix. The segment was also impacted by legal costs incurred for case management and insurance recovery relating to lawsuits filed in connection with asbestos-containing products manufactured decades ago. Backlog of orders for this segment has declined significantly from a year ago and it is expected that demand will continue to be weak throughout the year.

Plastics Processing Machinery. Demand for plastic machinery components continues to be at low levels. Sales for the three-month period ended March 31, 2003 and 2002 were comparable.
Operating income in the first quarter of 2003 improved over the same period in the prior year due to a lower cost structure arising from the restructuring undertaken in the third quarter 2002.
Backlog of orders approximates the same level as a year ago.

Other Expense. Other expense for the three months ended March 31, 2003 was comparable to that as of March 31, 2002.

Income Taxes. The effective tax rate for the three months ended March 31, 2003 approximated 62.6% in comparison to 44.4% for the comparable prior year period. The increase is due primarily to a lower tax benefit for operating losses generated in the U.K., reduced export sales tax benefit, and the effect of state income taxes.

Cumulative Effect of Accounting Change. Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" resulting in an after-tax write off of goodwill amounting to $2,894,000 in the quarter ended March 31, 2002.

Net Income (Loss). As a result of all of the above, the Corporation had net income for the three months ended March 31, 2003 of $197,000 in comparison to a net loss of $1,675,000, for the three months ended March 31, 2002.

Liquidity and Capital Resources

Net cash flows used in operating activities amounted to $2,499,000 for the three months ended March 31, 2003 in comparison to positive cash flows of $4,014,000 for the three months ended March 31, 2002. The decrease is due primarily to lower earnings and changes in working capital, principally an increase in accounts receivable and inventories.
Net cash flows used in investing activities approximated $1,187,000 and $1,590,000 in 2003 and 2002, respectively, for capital expenditures. As of March 31, 2003, future capital expenditures totaling $4,902,000 have been approved. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. The Corporation continues to evaluate potential acquisitions and/or disposals of existing businesses.

Net cash flows used in financing activities were $963,000 for 2003 and $961,000 for 2002 for payment of quarterly dividends at a rate of $0.10 per share.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at March 31, 2003 was approximately $4,800,000.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2002.

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

                    Incorporated by reference to the Proxy
                    Statements dated March 14, 1997 and March 15,
                    2000.

        99.  Additional Exhibits

             (1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002

             (2) Certification of Vice President, Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Dated April 24, 2003 announcing the Corporation's results for the three months ended March 31, 2003.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  May 14, 2003              BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  May 14, 2003              BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

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


s/Robert A. Paul
Robert A. Paul,
Chief Executive Officer
May 14, 2003
                           - 18 -



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

s/Marliss D. Johnson
Marliss D. Johnson
Vice President, Treasurer and Controller
May 14, 2003
                           - 19 -


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






































                           - 20 -