Form 10-Q
period 2003-06-30
AMPCO PITTSBURGH CORP
filed 2003-08-15
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

                       YES  X       NO



On August 14, 2003, 9,632,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 2003 and December 31, 2002             3

           Consolidated Statements of Operations -
             Six Months Ended June 30, 2003 and 2002;
             Three Months Ended June 30, 2003 and 2002       4

           Condensed  Consolidated Statements of Cash Flows-
             Six Months Ended June 30, 2003 and 2002         5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     14

           Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk                              17

           Item 4 - Controls and Procedures                 17

Part II -  Other Information:

              Item 1 - Legal Proceedings                    18

              Item 4 - Submission of Matters to a Vote of
                         Security Holders                   18

              Item 5 - Other Information                    18

              Item 6 - Exhibits and Reports on Form 8-K     18

           Signatures                                       20

           Exhibit Index                                    21

           Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                      June 30,       December 31,
                                        2003             2002



Assets
Current assets:
Cash and cash equivalents            $ 26,323,223     $ 27,684,915
Receivables, less allowance for
 doubtful accounts of $1,670,021 in
 2003 and $1,552,534 in 2002           38,404,589       39,059,424
Inventories                            47,891,505       47,054,825
Other                                   9,574,659        6,685,124
     Total current assets             122,193,976      120,484,288

Property, plant and equipment, at cost:
  Land and land improvements            5,089,738        5,061,053
  Buildings                            29,363,425       29,317,286
  Machinery and equipment             147,293,416      144,888,313
                                      181,746,579      179,266,652
  Accumulated depreciation            (99,333,682)     (95,535,004)
    Net property, plant and equipment  82,412,897       83,731,648
Prepaid pensions                       23,839,261       23,039,261
Goodwill                                2,694,240        2,694,240
Other noncurrent assets                 5,077,737        5,100,065
                                     $236,218,111     $235,049,502

Liabilities and Shareholders' Equity
 Current liabilities:
  Accounts payable                   $ 11,552,237     $ 12,288,899
  Accrued payrolls and employee benefits8,721,328        8,413,650
  Other                                15,974,306       14,200,883
      Total current liabilities        36,247,871       34,903,432
 Employee benefit obligations          16,294,821       16,304,604
 Deferred income taxes                 20,652,597       19,825,065
 Industrial Revenue Bond debt          13,311,000       13,311,000
 Other noncurrent liabilities             746,365          684,995
      Total liabilities                87,252,654       85,029,096
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,632,497 in 2003 and 2002 9,632,497        9,632,497
Additional paid-in capital            103,005,928      103,005,928
Retained earnings                      44,631,492       45,970,371
Accumulated other comprehensive loss   (8,304,460)     (8,588,390)
     Total shareholders' equity       148,965,457      150,020,406
                                     $236,218,111     $235,049,502


       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)





                            Six Months Ended June 30,  Three Months Ended June 30,
                               2003        2002          2003         2002


Net sales                    $101,425,899 $112,222,548 $ 51,746,917 $ 57,524,192

Operating costs and expenses:
 Costs of products sold
   (excluding depreciation)    79,292,195   87,082,146   40,247,402   44,420,829
 Selling and administrative    16,112,757   15,252,334    8,259,642    7,703,090
 Depreciation                   4,000,033    4,098,013    1,998,512    2,045,967
  Loss on disposition of assets    13,500       26,268        4,850       57,321
    Total operating expenses   99,418,485  106,458,761   50,510,406   54,227,207

Income from operations          2,007,414    5,763,787    1,236,511    3,296,985

Other (expense) income:
  Interest expense               (163,323)    (182,460)     (69,906)    (110,976)
  Other - net                    (237,470)     242,770      (85,557)     447,466
                                 (400,793)      60,310     (155,463)     336,490

Income before income taxes      1,606,621    5,824,097    1,081,048    3,633,475
Income tax provision            1,019,000    2,505,000      690,000    1,533,000

Net income before cumulative
 effect of change in
 accounting for goodwill          587,621    3,319,097      391,048    2,100,475

Cumulative effect of change in
 accounting for goodwill, net of
 income taxes of $1,558,269             -   (2,893,931)           -            -

Net income                    $   587,621 $    425,166  $   391,048 $  2,100,475

Basic and diluted earnings
 per common share:

  Net income before cumulative
    effect of change in
    accounting for  goodwill  $      0.06 $       0.34  $      0.04 $        0.22

  Cumulative effect of change
    in accounting for goodwill$         - $      (0.30) $         - $           -

  Net income                  $      0.06 $       0.04  $      0.04 $        0.22

Cash dividends declared
 per share                    $      0.20 $       0.20  $      0.10 $        0.10

Weighted average number of
 common shares outstanding      9,632,497    9,616,396    9,632,497     9,623,812




       See Notes to Consolidated Financial Statements.

                 AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                        Six Months Ended June 30,
                                             2003          2002





Net cash flows provided by operating
 activities                             $  2,955,192    $  6,872,545

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                              (2,647,138)     (3,227,653)
  Proceeds from sale of assets                12,485       1,129,950

  Net cash flows (used in) investing
   activities                             (2,634,653)     (2,097,703)

Cash flows from financing activities:
   Proceeds from the issuance of
    common stock                                   -         238,925
  Dividends paid                          (1,926,500)     (1,921,779)

  Net cash flows (used in) financing
   activities                             (1,926,500)     (1,682,854)

Effect of exchange rate changes on cash
 and cash equivalents                        244,269         444,212

Net (decrease) increase in cash and
 cash equivalents                         (1,361,692)      3,536,200
Cash and cash equivalents at
 beginning of period                      27,684,915      13,514,299

Cash and cash equivalents at
 end of period                          $ 26,323,223    $ 17,050,499


Supplemental information:
 Income tax payments                    $    216,217    $    653,651
 Interest payments                      $    146,874    $    176,081



Noncash investing and financing activities - see Note 11.








       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the six and three months ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2002. The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the operating results expected for the full year.

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

                                     (in thousands)
                          December 31,            June 30,
                              2002       Paid       2003

   Employee costs            $   157  $  ( 88)  $   69
   Costs associated with
     closure of leased facility   10       (7)       3
                             $   167  $   (95)  $   72

   The restructuring reserve as of June 30, 2003 represents primarily remaining severance and insurance costs to be paid during the remainder of 2003.

3. Goodwill

   Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" resulting in an after-tax write off of goodwill amounting to $2,894,000 in the first quarter of 2002. There have been no subsequent changes in the carrying amount of goodwill. Remaining goodwill relates to the Air and Liquid Processing segment and approximates $2,694,000.

4. Inventories

   At June 30, 2003 and December 31, 2002, approximately 69% and
   70%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                    (in thousands)
                            June 30,        December 31,
                              2003             2002

   Raw materials           $13,102         $12,807
   Work-in-process          21,624          23,216
   Finished goods            7,947           5,943
   Supplies                  5,219           5,089
                           $47,892         $47,055

5. Other Current Liabilities

   Other current liabilities were comprised of the following:

                                  (in thousands)
                            June 30,       December 31,
                              2003             2002

   Customer-related        $ 6,937         $ 6,298
   Other                     9,037           7,903
                           $15,974         $14,201

6. Comprehensive Income

   The Corporation's comprehensive income for the six and three months ended June 30, 2003 and 2002 consisted of:

                                              (in thousands)
                                        Six Months      Three Months
                                       Ended June 30,   Ended June 30,
                                       2003     2002    2003     2002

   Net income                          $ 588   $  425  $  391  $2,100
   Foreign currency translation          551    1,404     767   1,871
   Minimum pension liability               -       -       (7)      -
   Unrealized holding gains (losses)
    on marketable securities              26     (135)    119    (292)
   Change in fair value of derivatives  (293)      32    (190)   (152)
   Comprehensive income                $ 872   $1,726  $1,080  $3,527

7. Foreign Exchange

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value hedges or cash flow hedges. As of June 30, 2003, approximately $22,800,000 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2003 through 2006. As of June 30, 2003, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,312,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $524,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $(872,000), net of taxes, as of June 30, 2003. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(691,000), net of taxes, expected to be released to earnings within the next 12 months.

   Gains (losses) on foreign exchange transactions approximated
   $(245,000) and $251,000 for the six months ended June 30, 2003 and 2002 respectively and $(81,000) and $448,000 for the three months ended June 30, 2003 and 2002 respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2003, approximately 100% or $1,642,000 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $15,000 and the fair value of the remaining contracts approximated $(5,000) as of June 30, 2003. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $6,000, net of taxes, as of June 30, 2003. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $9,000, net of taxes, expected to be released to earnings within the next 12 months.

8. Earnings Per Share

   Basic earnings per share are computed by dividing net income before cumulative effect of change in accounting for goodwill, cumulative effect of change in accounting for goodwill, and net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the six and three months ended June 30, 2003 equaled 9,632,497 shares and for the six and three months ended June 30, 2002 equaled 9,616,396 and 9,623,812, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,698,501 and 9,706,863 shares for the six and three months ended June 30, 2003, respectively, and 9,647,139 and 9,664,956 shares for the six and three months ended June 30, 2002, respectively.

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

                                      (in thousands)
                             Six Months Ended    Three Months Ended
                                  June 30,            June 30,
                             2003        2002       2003     2002


   Net Sales:
     Forged and Cast Rolls $ 52,388 $ 49,923   $ 27,590  $ 25,374
     Air and Liquid
      Processing             36,637   49,623     17,905    25,553
     Plastics Processing
      Machinery              12,401   12,677      6,252     6,597
        Total Reportable
         Segments          $101,426 $112,223   $ 51,747  $ 57,524

   Income (loss) before taxes:
     Forged and Cast Rolls $  2,797 $  1,876   $  1,840  $  1,202
     Air and Liquid
      Processing              1,863    6,691        835     3,492
     Plastics Processing
      Machinery                (189)    (391)      (270)     (200)
        Total Reportable
         Segments             4,471    8,176      2,405     4,494
     Other expense, including
       corporate costs - net (2,864) (2,352)    (1,324)     (861)

       Total               $  1,607 $  5,824   $  1,081  $  3,633




10. Investment in Joint Venture

   Effective January 2003, the U.K. cast roll operation entered into an agreement to sell technical know-how to a newly created joint venture in China. In addition to cash proceeds, the U.K. operations received an interest in the joint venture, the value of which is not material.

11. Divestiture

   In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its small metals forging business in England for approximately its net book value or $1,308,000. A portion of the proceeds plus interest were payable subsequent to the sale, all of which has since been collected.

12. Litigation and Environmental Matters

   The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. As of June 30, 2003, those subsidiaries, and in some cases, the Corporation, were defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts involving approximately 25,600 claimants. Most of the claims were made in a small number of lawsuits filed in Mississippi in 2002 and 2003. The filings do not typically identify specific products as a source of asbestos exposure. The Corporation's agreed gross settlement costs, including defense costs, in the second quarter of 2003 were approximately $553,000 and for the year to date of $903,000, substantially all of which was paid by insurance. Fifty-five cases, involving 105 claimants, have been settled in the second quarter of 2003 without any payment bringing the total for the year to date to sixty-nine cases, involving 119 claimants, being settled without any payment.

   On February 7, 2003, Utica Mutual Insurance Company ("Utica") filed a lawsuit in the Supreme Court of the State of New York, County of Oneida ("Oneida County Litigation") against the Corporation and certain of the subsidiaries named in the underlying asbestos action (the "Policyholder Defendants") and three other insurance carriers that provided primary coverage to the Corporation (the "Insurer Defendants"). In the lawsuit, Utica disputes certain coverage obligations to the Policyholder Defendants and asserts that the Insurer Defendants also have defense and indemnity obligations to the Policyholder Defendants. The lawsuit seeks a declaratory judgment and recoupment of amounts already paid. The Policyholder Defendants answered Utica's complaint, denying that Utica was entitled to the relief it requested against them, and asserting counterclaims against Utica.

   As of June 27, 2003, the Policyholder Defendants and Utica entered into a Defense and Indemnity Agreement with Respect to Asbestos-Related Bodily Injury Claims ("Coverage Agreement") settling most of the issues raised in the Oneida County Litigation. Under the Coverage Agreement, Utica has accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the asbestos personal injury claims arising out of exposure to alleged asbestos-containing components in products distributed by the Policyholder Defendants. Utica's agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue and whether Utica primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant's exposure to asbestos.

   Under the Agreement, Utica and the Policyholder Defendants will continue to litigate the effect, if any, of an exclusion addressing products liability with respect to sales to the United States government contained in certain primary Utica policies. Utica has agreed, however, that any claims precluded from coverage under the primary policies containing the exclusion will be covered under the umbrella policies issued by Utica. Under certain of the umbrella policies, defense costs expended on covered claims will erode the policy limits, in contrast to the primary policies where only indemnity costs erode the policy limits.

   Also under the Agreement, Utica has agreed to front, for a period of one year, all defense and indemnification costs for the covered claims, subject to a right of recovery from the relevant subsidiaries, under specified conditions, if the Insurer Defendants ultimately do not participate in the funding of such costs. No settlement has been reached by Utica with the Insurer Defendants.

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

   There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. Although it is probable that future costs will be incurred, the amounts cannot reasonably be estimated. Accordingly, the Corporation has not made an accrual for such costs in its financial statements. In addition, the Corporation has retained a law firm to advise it on all matters pertaining to these asbestos cases including insurance issues. As a result, together with costs related to the Oneida County Litigation, the Corporation incurred uninsured legal costs approximating $670,000 in the second quarter and $1,270,000 year to date.
   The Corporation expects the level of these expenses to reduce towards year end but are likely to aggregate in excess of $1.8 million for 2003.

   With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at one third-party landfill site used by a division which was previously sold. In addition, as a result of a potential sale of the Plastics Processing Machinery segment (see Note 14), subsurface environmental testing commenced in July 2003 and is still ongoing at the New Castle Industries group operations. The Corporation has ascertained that remediation is required at two of its Pennsylvania locations. The investigation into remediation is still in progress; accordingly, an amount cannot be reasonably estimated. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, although the potential liability for all environmental proceedings, based on information known to date and the estimated quantities of waste at these sites, will not have a material adverse effect on the overall financial condition or liquidity of the Corporation, it may, however, be material to the results of operations in the quarter it is recorded.

   13. Recently Issued Accounting Pronouncements

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) and continues to issue interpretive guidance. FIN 46 is effective July 1, 2003 for the Corporation and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the various parties involved. The Corporation is currently evaluating the impact FIN 46 will have on the accounting of its interest in the China joint venture.

   In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued codifying decisions previously made by the Derivatives Implementation Group and in connection with other Financial Accounting Standards Board (FASB) projects relating to financial instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a significant impact on the financial condition and results of operations of the Corporation.

   In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Corporation July 1, 2003 and is not expected to have a significant impact on the financial condition and results of operations of the Corporation.

14. Subsequent Event

   The plastics industry is in its third year of poor demand and low levels of capital investment. The outlook continues to be uncertain. Accordingly, subsequent to June 30, 2003, the Corporation accepted an offer to purchase the stock of the New Castle Industries, Inc. group of companies constituting the Plastics Processing Machinery segment for approximately $17,000,000 resulting in a loss of approximately $2,000,000. In addition, the Corporation will incur additional costs for environmental remediation (see Note 12) and a loss of approximately $500,000 to $1,000,000 primarily for settlement of existing pension obligations. The transaction is expected to close on August 15, 2003 and will be accounted for as a discontinued operation in the third quarter of 2003. Of the proceeds, $15,600,000 will be paid in cash and cash equivalents with the remainder in the form of a promissory note due no later than second quarter 2006 with interest at the prime rate, payable quarterly. As of June 30, 2003, assets for the segment approximated $24,000,000 and liabilities approximated $5,000,000.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Six and Three Months Ended June 30, 2003 and 2002

Net Sales. Net sales for the six and three months ended June 30, 2003 were $101,426,000 and $51,747,000, respectively, compared to $112,223,000 and $57,524,000 for the same periods of 2002. A discussion of year-to-date and second quarter sales for the Corporation's three segments is included below. Order backlogs approximated $105,794,000 at June 30, 2003 in comparison to $106,088,000 at December 31, 2002. The slight decrease is due primarily to a decline in backlog for the Air and Liquid Processing segment offset by an improvement in backlog for the Forged and Cast Rolls segment.

Costs of Products Sold. Costs of products sold, excluding depreciation, were at 78.2% and 77.6% of net sales for the six months ended June 30, 2003 and 2002, respectively, and 77.8% and 77.2% of net sales for the three months ended June 30, 2003 and 2002, respectively. The increase is due to product mix as well as higher raw material and natural gas costs particularly for the Forged and Cast Rolls segment.

Selling and Administrative. The increase in selling and administrative expenses for the six and three months ended June 30, 2003 against the same periods of the prior year is primarily attributable to legal costs of $1,273,000 and $669,000, respectively, for case management and insurance recovery relating to lawsuits filed in connection with asbestos-containing products manufactured decades ago. See further discussion in the Air and Liquid Processing paragraph below.

Income from Operations. Income from operations for the six and three months ended June 30, 2003 approximated $2,007,000 and $1,237,000, respectively, in comparison to $5,764,000 and $3,297,000 for the same periods of the prior year. A discussion of year-to-date and second quarter results for the Corporation's three segments is included below.

Forged and Cast Rolls. Sales and operating income for the six and three months ended June 30, 2003 were better than the comparable prior year periods. Strong bookings and backlog contributed significantly to the increase in sales including an improvement in the level of export sales byfor the U.S. operations. The expected contribution to domestic operating income was offset by additional commission and freight expenses due to the larger content of foreign sales as well as higher natural gas and raw material costs. For the U.K. operations, depressed pricing and increases in raw material and other costs reduced the benefit arising from the third quarter 2002 restructuring and income from the sale of technical know-how of approximately $1,000,000 year to date. Backlog of orders for both the U.S. and U.K. operations has increased from a year ago, reflective of the improvement of export sales.

Air and Liquid Processing. This segment continues to be affected by the nationwide reduction in industrial, construction and capital spending. The extraordinarily high demand for power generation equipment products over the last several years has fallen to the lowest level since 1997. Specifically, sales for the six and three months ended June 30, 2003, decreased 26% and 30% to $36,637,000 and $17,905,000, respectively, against the comparable prior year periods while operating income decreased over 70% for the same periods. The segment was also impacted by legal costs incurred for case management and insurance recovery relating to lawsuits filed in connection with asbestos-containing products manufactured decades ago. Such costs approximated $1,188,000 and $651,000 for the year to date and the quarter, respectively, but are expected to reduce towards year end. Backlog of orders has declined significantly from a year ago on lower demand.

Plastics Processing Machinery. Sales and operating results for the six and three-month periods ended June 30, 2003 and 2002 were comparable. Operating results in the first half of 2003 improved slightly on a lower cost structure arising from the restructuring undertaken in the third quarter 2002. Backlog of orders approximates the same level as of a year ago.

Other (Expense) Income. Other expense for the six and three months ended June 30, 2003 approximated $401,000 and $155,000, respectively, in comparison to other income of $60,000 and $336,000 for the six and three months ended in 2002, respectively. The change is due primarily to losses on foreign exchange transactions in 2003 versus gains earned in 2002.

Income Taxes. The effective tax rate for the six months ended June 30, 2003 approximated 63.4% in comparison to 43.0% for the comparable prior year period and 63.8% for the three months ended June 30, 2003 against 42.2% for the three months ended June 30, 2002. The increase is due primarily to a lower tax benefit for operating losses generated in the U.K., reduced export sales tax benefit, and the effect of state income taxes.

Cumulative Effect of Accounting Change. Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" resulting in an after-tax write off of goodwill amounting to $2,894,000 in the first quarter of 2002.

Net Income. As a result of all of the above, the Corporation had net income for the six and three months ended June 30, 2003 of $588,000 and $391,000, respectively, in comparison to $425,000 and $2,100,000 for the six and three months ended June 30, 2002, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities amounted to $2,955,000 for the six months ended June 30, 2003 in comparison to $6,873,000 for the six months ended June 30, 2002. The decrease is due primarily to lower earnings.

Net cash flows used in investing activities approximated $2,635,000 and $2,098,000 for the six months ended June 30, 2003 and 2002, respectively. Capital expenditures for 2003 amounted to $2,647,000 in comparison to $3,228,000 for 2002. As of June 30, 2003, future capital expenditures totaling $4,574,000 have been approved. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of its small metals forging business in England for approximately its net book value or $1,308,000. A portion of the proceeds in the form of a note were payable subsequent to the sale, all of which has since been collected. The Corporation continues to evaluate potential acquisitions and/or disposals of existing businesses and on August 15, 2003 expects to sell the stock of the New Castle Industries group of companies (see Note 14 to the consolidated financial statements).

Net cash flows used in financing activities were $1,927,000 for 2003 and $1,683,000 for 2002 relating primarily to payment of quarterly dividends at a rate of $0.10 per share per quarter. In addition, proceeds were received in 2002 from the issuance of stock under the Corporation's stock option plan.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at June 30, 2003 was approximately $8,000,000.

Litigation and Environmental Matters

See Note 12 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) and continues to issue interpretive guidance. FIN 46 is effective July 1, 2003 for the Corporation and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the various parties involved. The Corporation is currently evaluating the impact FIN 46 will have on the accounting of its interest in the China joint venture.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued codifying decisions previously made by the Derivatives Implementation Group and in connection with other Financial Accounting Standards Board
(FASB) projects relating to financial instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a significant impact on the financial condition and results of operations of the Corporation.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Corporation July 1, 2003 and is not expected to have a significant impact on the financial condition and results of operations of the Corporation.

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

                 ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. As of the end of the period covered by this Form 10-Q, the Corporation evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures designed to ensure that the information required to be disclosed in reports filed with or submitted to the SEC are recorded, processed, summarized and reported in a timely manner. Robert A. Paul, Chief Executive Officer, and Marliss D. Johnson, Vice President, Controller and Treasurer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Paul and Johnson concluded that, as of the end of the period covered by this Form 10-Q, the Corporation's disclosure controls were effective.

(b) Internal controls over financial reporting. Since the date of the evaluation described above, there have not been any significant changes in the Corporation's internal controls over financial reporting or in other factors that could significantly affect those controls.

                    PART II - OTHER INFORMATION
                   AMPCO-PITTSBURGH CORPORATION


Item 1     Legal Proceedings

           The information contained in Note 12 to the consolidated financial statements (Litigation and Environmental Matters) is incorporated herein by reference.

Items 2-3  None

Item 4     Submission of Matters to a Vote of Security Holders

           On April 22, 2003 at the annual meeting of shareholders, William D. Eberle, Paul A. Gould and Robert A. Paul were elected directors of the Corporation by the following votes:

                                       For      Withheld

        William D. Eberle            9,065,460    64,833

        Paul A. Gould                9,089,360    40,933

        Robert A. Paul               9,083,345    46,948


Item 5  Other Information

        The Corporation's chief executive officer and chief financial officer have provided the certifications with respect to the Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

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

            (b) Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-
                 Pittsburgh Corporation.

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

            (c)  1997 Stock Option Plan, as amended.

                 Incorporated by reference to the Proxy Statements dated March 14, 1997 and March 15, 2000.

        31.  Rule 13a-14(a)/15d-14(a) Certifications

                 (1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                 (2) Certification of Vice President, Controller and Treasurer
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32. Section 1350 Certifications

             (1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (2) Certification of Vice President, Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Dated July 22, 2003 announcing the Corporation's results for the six and three months ended June 30, 2003.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  August 14, 2003           BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  August 14, 2003           BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

                   AMPCO-PITTSBURGH CORPORATION

                           EXHIBIT INDEX





Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

             (1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             (2) Certification of Vice President, Controller and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 - Section 1350 Certifications

             (1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (2) Certification of Vice President, Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002