Form 10-Q
period 2003-09-30
AMPCO PITTSBURGH CORP
filed 2003-11-12
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003

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

                       YES  X       NO



On November 12, 2003, 9,647,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 2003 and December 31, 2002        3

           Consolidated Statements of Operations -
             Nine Months Ended September 30, 2003 and 2002;
             Three Months Ended September 30, 2003 and 2002  4

           Condensed  Consolidated Statements of Cash  Flows-
             Nine Months Ended September 30, 2003 and 2002   5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     14

           Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk                              18

           Item 4 - Controls and Procedures                 18

Part II - Other Information:

              Item 1 - Legal Proceedings                    19
              Item 5 - Other Information                    19
              Item 6 - Exhibits and Reports on Form 8-K     19

           Signatures                                       21

           Exhibit Index                                    22

           Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                   September 30,    December 31,
                                       2003             2002

Assets
Current assets:
Cash and cash equivalents           $ 43,434,237     $ 27,743,641
Receivables, less allowance for
 doubtful accounts of $1,540,309 in
 2003 and $1,552,534 in 2002          35,289,309       38,791,898
Inventories                           45,848,464       47,083,992
Other                                  7,702,593        6,685,124
     Total current assets            132,274,603      120,304,655

Property, plant and equipment, at cost:
  Land and land improvements           4,217,422        5,061,053
  Buildings                           24,673,679       29,317,286
  Machinery and equipment            125,712,415      144,888,313
                                     154,603,516      179,266,652
  Accumulated depreciation           (88,762,166)     (95,535,004)
     Net property, plant and
      equipment                       65,841,350       83,731,648
Prepaid pensions                      23,745,859       23,039,261
Goodwill                               2,694,240        2,694,240
Other noncurrent assets                3,663,663        5,100,065
                                    $228,219,715     $234,869,869

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                    $ 10,200,052     $ 12,109,266
Accrued payrolls and employee benefits 8,082,561        8,413,650
Other                                 14,458,784       14,200,883
     Total current liabilities        32,741,397       34,723,799
Employee benefit obligations          16,068,557       16,304,604
Deferred income taxes                 19,365,077       19,825,065
Industrial Revenue Bond debt          13,311,000       13,311,000
Other noncurrent liabilities           2,433,694          684,995
     Total liabilities                83,919,725       84,849,463
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                        -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,647,497 in 2003 and
 9,632,497 in 2002                     9,647,497        9,632,497
Additional paid-in capital           103,157,130      103,005,928
Retained earnings                     39,585,828       45,970,371
Accumulated other comprehensive loss  (8,090,465)     (8,588,390)
     Total shareholders' equity      144,299,990      150,020,406
                                    $228,219,715     $234,869,869

       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)




                              Nine Months Ended Sept 30,  Three Months Ended Sept 30,
                                  2003         2002           2003         2002

Net sales                     $132,383,635  $147,399,490  $ 43,358,209  $ 47,854,218

Operating costs and expenses:
 Costs of products sold
   (excluding depreciation)    103,928,965   114,448,925    34,214,123    37,309,734
 Selling and administrative     20,026,474    19,161,381     6,104,016     6,192,128
 Depreciation                    4,740,501     4,817,987     1,540,738     1,563,274
 Gain on disposition of
  assets and businesses            (16,377)     (830,180)       (7,523)     (834,893)
  Restructuring charges                  -        23,114             -        23,114
    Total operating expenses   128,679,563   137,621,227    41,851,354    44,253,357

Income from operations           3,704,072     9,778,263     1,506,855     3,600,861

Other (expense) income:
  Interest expense                (252,459)     (297,103)      (89,136)     (125,968)
  Other - net                     (264,974)      174,409       (27,504)      (68,360)
                                  (517,433)     (122,694)     (116,640)     (194,328)

Income from continuing operations
 before income taxes             3,186,639     9,655,569     1,390,215     3,406,533
Income tax provision             1,558,000     4,171,000       489,000     1,542,000

Income from continuing
 operations                      1,628,639     5,484,569       901,215     1,864,533

Discontinued operations:
 Loss from operations, including
  loss on disposal of $4,600,212
  in 2003                       (5,356,228)   (1,324,256)   (5,166,425)     (899,317)
 Income tax benefit                234,295       426,000       184,295       302,000
                                (5,121,933)     (898,256)   (4,982,130)     (597,317)

Net (loss) income before
 cumulative effect of change
 in accounting for goodwill     (3,493,294)    4,586,313    (4,080,915)    1,267,216

Cumulative effect of change in
 accounting for goodwill, net of
 income taxes of $1,558,269              -    (2,893,931)            -             -

Net (loss) income              $(3,493,294)  $ 1,692,382   $(4,080,915) $  1,267,216

Basic and diluted earnings
 per common share:
  Net income from continuing
   operations                  $      0.17   $      0.57   $      0.09  $       0.19

  Net loss from discontinued
   operations                  $     (0.53)  $     (0.09)  $     (0.51) $      (0.06)

  Cumulative effect of change
    in accounting for goodwill $         -   $     (0.30)  $         -  $          -

  Net (loss) income            $     (0.36)  $      0.18   $     (0.42) $       0.13

Cash dividends declared
 per share                     $       0.30  $      0.30   $      0.10  $       0.10

Weighted average number of
 common shares outstanding        9,633,695    9,621,822     9,636,051     9,632,497


       See Notes to Consolidated Financial Statements.

                 AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                          Nine Months Ended September 30,
                                             2003           2002


Net cash flows provided by operating
 activities                             $  7,387,550   $  15,014,603

Cash flows from investing activities:
  Purchases of property, plant and
   equipment                              (3,910,858)     (4,366,189)
  Proceeds from sale of businesses        14,600,000       1,129,950
  Proceeds from sale of assets                12,485       1,469,719

  Net cash flows provided by (used in)
   investing activities                   10,701,627      (1,766,520)

Cash flows from financing activities:
   Proceeds from the issuance of
    common stock                             166,202         238,925
  Dividends paid                          (2,889,749)     (2,885,029)

  Net cash flows (used in) financing
   activities                             (2,723,547)     (2,646,104)

Effect of exchange rate changes on cash
 and cash equivalents                        324,966         360,304

Net increase in cash and cash equivalents 15,690,596      10,962,283
Cash and cash equivalents at
 beginning of period                      27,743,641      13,514,299

Cash and cash equivalents at
 end of period                          $ 43,434,237    $ 24,476,582


Supplemental information:
 Income tax payments                    $    218,191    $    802,450
 Interest payments                      $    256,404    $    283,500



Noncash investing and financing activities - see Note 11.






       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the nine and three months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain amounts for the preceding periods have been reclassified for comparability with the 2003 presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2002. The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the operating results expected for the full year.

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

                                      (in thousands)
                      December 31,                September 30,
                          2002      Paid     Other     2003

   Employee costs      $   157    $( 140)    $(17)   $  -
   Costs associated with
     closure of leased
     facility               10        (8)      (2)      -
                       $   167    $ (148)    $(19)   $  -


3. Goodwill

   Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" resulting in an after-tax write off of goodwill amounting to $2,894,000 in the first quarter of 2002 relating to the now-sold Plastics Processing Machinery segment (see Note 11). There have been no subsequent changes in the carrying amount of remaining goodwill, which relates to the Air and Liquid Processing segment.

4. Inventories

   At September 30, 2003 and December 31, 2002, approximately 71% and 70%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                    (in thousands)
                         September 30,    December 31,
                             2003            2002

   Raw materials           $12,040         $12,836
   Work-in-process          20,329          23,216
   Finished goods            8,463           5,943
   Supplies                  5,016           5,089
                           $45,848         $47,084

5. Other Current Liabilities

   Other current liabilities were comprised of the following:

                                    (in thousands)
                         September 30,    December 31,
                             2003             2002

   Customer-related        $ 5,688         $ 6,298
   Other                     8,771           7,903
                           $14,459         $14,201

   Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. There have been no significant changes in the liability for product warranty claims for the nine and three months ended September 30, 2003.

6. Comprehensive (Loss) Income

   The Corporation's comprehensive (loss) income for the nine and three months ended September 30, 2003 and 2002 consisted of:

                                             (in thousands)
                                      Nine Months     Three Months
                                    Ended Sept 30,   Ended Sept 30,
                                    2003     2002     2003    2002

   Net (loss) income             $(3,493)   $1,692  $(4,081) $1,267
   Foreign currency translation      722     1,944      172     540
   Unrealized holding gains (losses)
    on marketable securities           6      (375)     (20)   (240)
   Change in fair value
    of derivatives                  (230)     (119)      62    (151)
   Comprehensive (loss) income   $(2,995)   $3,142  $(3,867) $1,416

7. Foreign Exchange

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value hedges or cash flow hedges. As of September 30, 2003, approximately $21,500,000 of anticipated foreign denominated sales has been hedged with the underlying contracts settling at various dates beginning in 2003 through September 2006. As of September 30, 2003, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,086,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $551,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $(871,000), net of taxes, as of September 30, 2003. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(540,000), net of taxes, expected to be released to earnings within the next 12 months.

   Gains (losses) on foreign exchange transactions approximated $(301,000) and $140,000 for the nine months ended September 30, 2003 and 2002 respectively and $(56,000) and $(110,000) for the three months ended September 30, 2003 and 2002 respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2003, approximately 100% or $1,618,000 of anticipated commodity purchases over the next 12 months is hedged. The fair value of the contracts expected to settle within the next 12 months approximated $109,000 and the fair value of the remaining contracts approximated $4,000 as of September 30, 2003. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive loss and approximated $68,000, net of taxes, as of September 30, 2003. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $65,000, net of taxes, expected to be released to earnings within the next 12 months.

8. Earnings Per Share

   Basic earnings per share are computed by dividing net income from continuing operations, net loss from discontinued operations, cumulative effect of change in accounting for goodwill, and net (loss) income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the nine and three months ended September 30, 2003 equaled 9,633,695 and 9,636,051 shares, respectively, and for the nine and three months ended September 30, 2002 equaled 9,621,822 and 9,632,497 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,692,924 and 9,687,212 shares for the nine and three months ended September 30, 2003, respectively, and 9,647,731 and 9,654,590 shares for the nine and three months ended September 30, 2002, respectively.

9. Business Segments

   Presented below are the net sales and income (loss) before taxes for the Corporation's two business segments. In August 2003, the Corporation sold the stock of its plastics processing machinery group. The transaction is accounted for as a discontinued operation, accordingly, the net sales and income
   (loss) before taxes for this group have been removed from the segment information below. In addition, in the fourth quarter 2002, the Corporation began evaluating the performance of its segments based solely on income from operations without an allocation of corporate expenses to give it the ability to focus on actual operating performance for each of the segments. Prior year information has been restated to conform to the 2003 presentation.

                                           (in thousands)
                                Nine Months Ended   Three Months Ended
                                    September 30,       September 30,
                                   2003      2002      2003      2002
   Net Sales:
    Forged and Cast Rolls       $ 78,948  $ 74,276  $ 26,560  $ 24,353
    Air and Liquid Processing     53,436    73,123    16,798    23,501
     Total Reportable Segments  $132,384  $147,399  $ 43,358  $ 47,854

   Income (loss) before taxes:
    Forged and Cast Rolls       $  4,434  $  3,414  $  1,637  $  1,516
    Air and Liquid Processing      2,917     9,799     1,054     3,108
     Total Reportable Segments     7,351    13,213     2,691     4,624
     Other expense, including
      corporate costs - net       (4,164)   (3,558)   (1,301)   (1,217)

       Total                    $  3,187 $   9,655  $  1,390  $  3,407


   Income (loss) before taxes for the Forged and Cast Rolls segment for the nine and three months ended September 30, 2002 includes a net restructuring credit of $188,000 and a net gain on the disposition of assets and businesses of approximately $830,000. Income (loss) before taxes for the Air and Liquid Processing segment for the nine and three months ended September 30, 2003 includes approximately $1,442,000 and $328,000, respectively, of legal costs associated with the asbestos and insurance recovery litigation (see Note 12) and for the nine and three months ended September 30, 2002 includes restructuring charges of $211,000.

10.Investment in Joint Venture

   Effective January 2003, the U.K. cast roll operation entered into an agreement to sell technical know-how to a newly created joint venture in China. In addition to cash proceeds, the U.K. operations received an interest in the joint venture, the value of which is not material. The Corporation has no involvement in the day-to-day activities of the joint venture and no additional exposure exists as a result of its involvement therewith. The purpose of the joint venture is to improve technology and the sale of cast rolls in China.

11. Divestitures

   The plastics industry is in its third year of poor demand and low levels of capital investment. With the outlook continuing to be uncertain, the Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment on August 15, 2003. The transaction is recorded as a discontinued operation and presented net of tax in the accompanying financial statements. A loss on disposal of approximately $4,600,000 comprised of a loss on sale of $2,000,000, curtailment and settlement of existing pension obligations of $500,000 and a provision for environmental remediation of $2,100,000 (see Note 12) was recognized. In addition, the results of operations for current and prior year periods for this segment of approximately $(756,000) and $(566,000) for the nine and three months ended September 30, 2003, respectively, and $(1,324,000) and $(899,000) for the nine and three months ended September 30, 2002, respectively, have been reclassified to discontinued operations. Net sales for this segment approximated $15,002,000 and $2,602,000 for the nine and three months ended September 30, 2003, respectively, and $18,801,000 and $6,124,000 for the nine and three months ended September 30, 2002, respectively.

   In connection with the sale, the Corporation provided typical representations and warranties to the buyer, which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation's breach of representations and warranties are reimbursable by the Corporation up to approximately $2,000,000. The Corporation believes no additional amounts will become due as a result of a breach.

   The sales price approximated $16,000,000, subject to post-closing adjustments. Of the proceeds, $14,600,000 was received at closing and $1,000,000 was collected in October 2003. The balance is in the form of a promissory note and due no later than the second quarter of 2006 with interest at the prime rate, payable quarterly. As of August 15, 2003 and December 31, 2002, assets for the segment approximated $24,000,000 and $25,000,000, respectively, and liabilities approximated $6,000,000 and $5,500,000, respectively, comprised of the following major categories:
                                        (in thousands)
                                    August 15, December 31,
                                        2003      2002

   Current assets                    $ 6,300    $ 6,600
   Property, plant and equipment,
    net                               16,100     16,900
   Non-current assets                  1,600      1,500
                                     $24,000    $25,000

   Current liabilities               $ 2,600    $ 2,600
   Non-current liabilities             3,400      2,900
                                     $ 6,000    $ 5,500


   In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of Formet, Ltd., its small metals forging business in England for approximately its net book value or $1,308,000. A loss of approximately $240,000 was recognized relating primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss. A portion of the proceeds plus interest were payable subsequent to the sale, all of which has since been collected.

12.Litigation and Environmental Matters

   The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. As of September 30, 2003, those subsidiaries, and in some cases, the Corporation, were defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts involving approximately 17,950 claimants. Most of the claims were made in a small number of lawsuits filed in Mississippi in 2002 and 2003. The filings do not typically identify specific products as a source of asbestos exposure. The Corporation's agreed gross settlement costs, including defense costs, in the third quarter of 2003 were approximately $213,000 and for the year to date were approximately $1,116,000, substantially all of which is covered by insurance. Twenty-two cases, involving 33 claimants, have been settled in the third quarter of 2003 without any payment bringing the total for the year to date to ninety-one cases, involving 152 claimants, being settled without any payment.

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

   As of June 27, 2003, the Policyholder Defendants and Utica entered into a Defense and Indemnity Agreement with Respect to Asbestos-Related Bodily Injury Claims ("Coverage Agreement") settling most of the issues raised in the Oneida County Litigation. Under the Coverage Agreement, Utica has accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the asbestos personal injury claims arising out of exposure to alleged asbestos-containing components in products distributed by the Policyholder Defendants. Utica's agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue, whether Utica primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant's exposure to asbestos.

   Under the Agreement, Utica and the Policyholder Defendants will continue to litigate the effect, if any, of an exclusion addressing products liability with respect to sales to the United States government contained in certain Utica primary policies. Utica has agreed, however, that any claims precluded from coverage under the primary policies containing the exclusion will be covered under the umbrella policies issued by Utica. Under certain of the umbrella policies, defense costs expended on covered claims will erode the policy limits, in contrast to the primary policies where only indemnity costs erode the policy limits.

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

   There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. Although it is probable that future costs will be incurred, the amounts cannot reasonably be estimated. Accordingly, the Corporation has not made an accrual for such costs in its financial statements. In addition, the Corporation has retained a law firm to advise it on all matters pertaining to these asbestos cases including insurance issues. As a result, together with costs related to the Oneida County Litigation, the Corporation incurred uninsured legal costs approximating $340,000 in the third quarter and $1,610,000 year to date. The Corporation expects the level of these expenses to continue to reduce towards year end but are likely to aggregate in excess of $1,800,000 for 2003.

   With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at one third-party landfill site used by a division which was previously sold. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100,000 which will be paid over several years.
   Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

13.Recently Issued Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board
   (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) and continues to issue interpretive guidance. The effective date for calendar year corporations has been deferred until December 31, 2003. FIN 46 currently requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the various parties involved. The Corporation will continue to evaluate the impact of FIN 46 and its related amendments on the accounting of its small, non-recourse interest in the China joint venture.

   In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149) was issued codifying decisions previously made by the Derivatives Implementation Group and in connection with other FASB projects relating to financial instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and has not had a significant impact on the financial condition and results of operations of the Corporation.

   In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150) was issued which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for the Corporation on July 1, 2003 and did not have a significant impact on the financial condition and results of operations of the Corporation.

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operations for the Nine and Three Months Ended September 30, 2003
and 2002

The plastics industry is in its third year of poor demand and low levels of capital investment. With the outlook continuing to be uncertain, the Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment on August 15, 2003. The transaction is recorded as a discontinued operation and presented net of tax in the accompanying financial statements. Results for current and prior year periods for this segment have been reclassified to discontinued operations.

Net Sales. Net sales for the nine months ended September 30, 2003 and 2002 were $132,384,000 and $147,399,000, respectively, and for the three months ended September 30, 2003 and 2002, were $43,358,000 and $47,854,000, respectively. A discussion of year-to-date and third quarter sales for the Corporation's two segments is included below. Order backlogs approximated $105,967,000 at September 30, 2003 in comparison to $100,922,000 at December 31, 2002, adjusted to exclude backlog for the Plastics Processing Machinery segment. The improvement is due primarily to an increase in backlog for the Forged and Cast Rolls segment offset by a decline in backlog for the Air and Liquid Processing segment.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 78.5% and 77.6% of net sales for the nine months ended September 30, 2003 and 2002, respectively, and 78.9% and 78.0% of net sales for the three months ended September 30, 2003 and 2002, respectively. The increase is due to product mix and depressed pricing as well as higher raw material and natural gas costs particularly for the Forged and Cast Rolls segment.

Selling and Administrative. Selling and administrative expenses for the nine and three months ended September 30, 2003 includes approximately $1,610,000 and $340,000, respectively, of legal costs incurred for case management and insurance recovery lawsuits filed in connection with asbestos-containing products manufactured decades ago. Lower labor and fringe benefit costs resulting from a net reduction in the number of employees in 2003 in comparison to 2002 partially offset these legal costs.

Income from Operations. Income from operations for the nine and three months ended September 30, 2003 approximated $3,704,000 and $1,507,000, respectively, in comparison to $9,778,000 and $3,601,000 for the same periods of the prior year. A discussion of year-to-date and third quarter results for the Corporation's two segments is included below.

Forged and Cast Rolls. Sales and operating income for the nine and three months ended September 30, 2003 were better than the comparable prior year periods. Strong bookings and a healthier backlog contributed significantly to the increase in sales, which included an improvement in the level of export sales byfor the U.S. operations. Additional commission expense due to the larger content of foreign sales as well as higher natural gas and raw material costs offset the expected increase to domestic operating income. For the U.K. operations, depressed pricing and increases in raw material and other costs reduced the benefit arising from the third quarter 2002 restructuring. The sale of technical know-how has added approximately $1,500,000 of additional income for 2003 year to date. Operating income for the nine and three months ended September 30, 2002 includes a net gain on the disposition of assets and businesses of approximately $830,000 and a net restructuring credit of $188,000. Backlog of orders for both the U.S. and U.K. operations has increased from a year ago, reflective of the improvement in export sales. Pricing and margins, however, remain depressed. The financial weakness of the domestic steel industry continues to be of concern.

Air and Liquid Processing. Sales for the nine and three months ended September 30, 2003, decreased 27% and 29% to $53,436,000 and $16,798,000, respectively, against the comparable prior year periods while operating income declined to approximately one-third of that in the prior year. Each of the operating units has been severely impacted by the fragile economy. Specifically, a dramatic reduction in demand for power generation equipment products has negatively affected the pumps business. In addition, lack of industrial and construction spending and increased competition for the air handling and coil businesses has impaired results. The segment was also impacted by legal costs of approximately $1,442,000 and $328,000 for the year to date and quarter, respectively, relating to case management and insurance recovery lawsuits filed in connection with asbestos-containing products manufactured decades ago. In comparison, earnings for the nine and three months ended September 20, 2002 include restructuring charges of $211,000. Backlog of orders has declined significantly from a year ago.

Other (Expense) Income. Interest expense for the nine and three months ended September 30, 2003 decreased in comparison to the prior year due primarily to repayment of $1,350,000 of industrial revenue bonds in the fourth quarter of 2002. Other (expense) income for the nine months ended September 30, 2003 and 2002 approximated $(265,000) and $174,000, respectively, due to losses on foreign exchange transactions in 2003 versus gains earned in 2002. Other (expense) income for the three months ended September 30, 2003 and 2002 approximated $(28,000) and $(68,000), respectively. The change is due primarily to lower losses on foreign exchange transactions in 2003 against 2002.

Income Taxes. The effective tax rate for continuing operations for the nine months ended September 30, 2003 approximated 48.9% in comparison to 43.2% for the comparable prior year period. The increase is due primarily to establishing a valuation allowance against certain foreign tax credits and an increase in state income taxes. The effective tax rates for continuing operations for the three months ended September 30, 2003 and 2002 approximated 35.2% and 45.3%. The decrease is due primarily to a reduction in foreign operating losses for which no tax benefit had been recorded.

Discontinued Operations. Loss from discontinued operations includes, net of tax, the results of operations for the Plastic Processing Machinery segment for each of the periods presented as well as the loss on disposal. This segment incurred pre-tax losses of approximately $756,000 and $566,000 for the nine and three months ended September 30, 2003, respectively, and $1,324,000 and $899,000 for the nine and three months ended September 30, 2002. The loss on disposal of $4,600,000 includes loss on sale of $2,000,000, curtailment and settlement of existing pension obligations of $500,000 and a provision for environmental remediation of $2,100,000. The majority of the loss is a capital loss thereby reducing the expected tax benefit. As of August 15, 2003 and December 31, 2002, assets for the segment approximated $24,000,000 and $25,000,000, respectively, and liabilities approximated $6,000,000 and $5,500,000, respectively, comprised of the following major categories.

                                      August 15,       December 31,
                                          2003             2002

Current assets                       $ 6,300,000       $ 6,600,000
Property, plant and equipment, net    16,100,000        16,900,000
Non-current assets                     1,600,000         1,500,000
                                     $24,000,000       $25,000,000

Current liabilities                  $ 2,600,000       $ 2,600,000
Non-current liabilities                3,400,000         2,900,000
                                     $ 6,000,000       $ 5,500,000


Cumulative Effect of Accounting Change. Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" resulting in an after-tax write off of goodwill amounting to $2,894,000 in the first quarter of 2002 relating to the now-sold Plastics Processing Machinery segment.

Net (Loss) Income. As a result of all of the above, the Corporation incurred a net loss for the nine and three months ended September 30, 2003 of $3,493,000 and $4,081,000, respectively, in comparison to net income of $1,692,000 and $1,267,000 for the nine and three months ended September 30, 2002, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities amounted to $7,388,000 for the nine months ended September 30, 2003 in comparison to $15,015,000 for the nine months ended September 30, 2002. The decrease is due primarily to lower earnings, including the loss on the disposal of Plastics Processing Machinery segment.

Net cash flows from investing activities were $10,702,000 for the nine months ended September 30, 2003 in comparison to a net use of $1,767,000 for the nine months ended September 30, 2002. The improvement is due primarily to proceeds from the sale of the Plastics Processing Machinery segment for approximately $16,000,000 of which $14,600,000 was received at closing. Of the remaining amount, $1,000,000 was collected in October 2003 and the balance, subject to closing balance sheet adjustments, is due no later than the second quarter of 2006 along with interest at the prime rate. In June 2002, the Corporation sold the net assets of its small metals forging business in England for approximately $1,308,000. A portion of the proceeds in the form of a note were payable subsequent to the sale, all of which has since been received. In addition, in July

2002, the remaining assets of the Belgian facility were sold for approximately $1,447,000. Capital expenditures for 2003 and 2002 are comparable. As of September 30, 2003, future capital expenditures totaling $2,675,000 have been approved. Funds on-hand, funds generated by future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements.

Net cash flows used in financing activities were $2,724,000 for 2003 and $2,646,000 for 2002 relating primarily to payment of quarterly dividends at a rate of $0.10 per share per quarter. In addition, proceeds were received in both years from the issuance of stock under the Corporation's stock option plan.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at September 30, 2003 was approximately $8,000,000.

Litigation and Environmental Matters

See Note 12 to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) and continues to issue interpretive guidance. The effective date for calendar year corporations has been deferred until December 31, 2003. FIN 46 currently requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the various parties involved. The Corporation will continue to evaluate the impact of FIN 46 and its related amendments on the accounting of its small, non-recourse interest in the China joint venture.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149) was issued codifying decisions previously made by the Derivatives Implementation Group and in connection with other FASB projects relating to financial instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and has not had a significant impact on the financial condition and results of operations of the Corporation.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150) was issued which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for the Corporation on July 1, 2003 and did not have a significant impact on the financial condition and results of operations of the Corporation.

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

Items 2-4 None

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

         Dated August 29, 2003, announcing the sale of the New
         Castle Industries, Inc. group of companies.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  November 12, 2003         BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  November 12, 2003         BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

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