Form 10-K
period 2003-12-31
AMPCO PITTSBURGH CORP
filed 2004-03-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	I.R.S. Employer ID No.

600 Grant Street, Suite 4600 Pittsburgh, PA 15219	412/456-4400
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange Philadelphia Stock Exchange

Series A Preference Stock Purchase Rights	New York Stock Exchange Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐.

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2003 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $41 million.

As of March 11, 2004, 9,707,497 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Parts I, II and IV of this report incorporate by reference certain information from the Annual Report to Shareholders for the year ended December 31, 2003.

PART I

ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments – Forged and Cast Rolls and Air and Liquid Processing.

In 2003, all of the subsidiaries comprising the Corporation’s Plastics Processing Machinery segment were sold. For more information, see Note 2 on pages 19 and 20 of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

The Corporation continues to evaluate the businesses it operates to ensure that they meet the long term objective of achieving maximum shareholder value.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2003 are set forth in Note 18 (Business Segments) on page 29 of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

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

The Davy Roll Company Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major European supplier of cast rolls to the metal working industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets.

Air and Liquid Processing Segment

Aerofin Corporation produces finned tube and plate finned heat exchange coils for the commercial and industrial construction, process and utility industries and is headquartered in Lynchburg, Virginia.

Buffalo Air Handling Company produces large custom air handling systems used in commercial, institutional and industrial buildings and is headquartered in Amherst, Virginia.

Buffalo Pumps, Inc. manufactures a line of centrifugal pumps for the refrigeration, power generation and marine defense industries and is headquartered in North Tonawanda, New York.

All three of the companies in this segment are principally represented by a common independent sales organization and compete with several major competitors.

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users in the United States and countries outside of the United States.

No one customer’s purchases in any segment were material to the Corporation in 2003. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation’s businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

For additional information on the products produced and financial information about each segment, see pages 4 and 5 and Note 18 (Business Segments) on page 29 of the Annual Report to Shareholders for the year ended December 31, 2003, which are incorporated herein by reference.

Raw Materials

Raw materials used in both segments are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by the Corporation are subject to significant variations in price. The Corporation generally does not purchase or arrange for the purchase of any major portion of raw materials significantly in advance of the time it requires such materials.

Patents

While the Corporation holds some patents, trademarks and licenses, in the opinion of management, they are not material to either segment of the Corporation’s business, other than in protecting the goodwill associated with the names under which products are sold.

Backlog

The backlog of orders at December 31, 2003 was approximately $112,923,000 compared to a backlog of $100,922,000 at year-end 2002, which has been restated to exclude the Plastics Processing Machinery segment, which was sold in 2003. Most of those orders are expected to be filled in 2004.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, that it is a significant factor in each of the principal markets which it serves. Competition in both segments is based on quality, service, price and delivery. For additional information, see “Narrative Description of Business” section of this Annual Report on Form 10-K.

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $750,000 for 2003, 2002 and 2001.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2003 and such expenditures are not expected to be material in 2004.

Employees

On December 31, 2003, the Corporation had 1,152 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in the United Kingdom and a European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 18 (Business Segments) on page 29 of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

Available Information

The Corporation’s Internet address is www.ampcopittsburgh.com. The Corporation makes available free of charge on its Internet website, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

ITEM 2 - PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
Forged and Cast Rolls Segment

Union Electric Steel Corp.

Route 18 Burgettstown, PA 15021	Manufacturing facilities	186,000 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	153,000 on 5 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Industrie Park B-3980 Tessenderlo Belgium	Sales and engineering offices	4,500*	Cement block

The Davy Roll Company

Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 12 acres	Steel framed, metal and brick

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
Air and Liquid Processing Segment

Aerofin Corporation 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Company Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pumps, Inc. 874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 7 acres	Metal, brick and cement block

*	Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Corporation estimates that all of its facilities were operated within 65% to 90% of their normal capacity during 2003. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ITEM 3 - LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries. Those subsidiaries, and in some cases, the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases:

	2003	2002
Approximate open claims at end of period	18,000	16,339
Gross settlement and Defense costs	$2,334,617	$420,000
Approximate claims settled or dismissed during period.	250	20

Of the 18,000 claims pending as of December 31, 2003, over 15,000 were made in six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

On February 7, 2003, Utica Mutual Insurance Company (“Utica”) filed a lawsuit in the Supreme Court of the State of New York, County of Oneida (“Oneida County Litigation”) against the Corporation and certain of the subsidiaries named in the underlying asbestos actions (the “Policyholder Defendants”) and three other insurance carriers that provided primary coverage to the Corporation (the “Insurer Defendants”). In the lawsuit, Utica disputed certain coverage obligations to the Policyholder Defendants and asserted that the Insurer Defendants also had defense and indemnity obligations to the Policyholder Defendants.

As of November 24, 2003, the Policyholder Defendants and Utica had settled the Oneida County Litigation as among themselves, although the Oneida County Litigation remained pending because settlement had not been reached with all of the Insurer Defendants. Pursuant to the settlement, Utica accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the asbestos personal injury claims arising out of exposure to alleged asbestos-containing components in products distributed by the Policyholder Defendants that are subsidiaries of the Corporation. Utica’s agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue, whether Utica’s primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant’s exposure to asbestos.

On January 23, 2004, Utica sought the court’s approval to file an amended complaint seeking additional relief against the Policyholder Defendants that is substantially identical to the relief Utica seeks against those defendants in a separate lawsuit filed by Howden Buffalo, Inc. (“Howden”) in the United States District Court for the Western District of Pennsylvania (the “Pennsylvania Litigation”) that is described below. Utica also sought to add Howden as a defendant in the Oneida County Litigation.

On November 25, 2003, Howden filed the Pennsylvania Litigation against the Corporation, Utica and two of the Insurer Defendants (with Utica, the “Howden Insurer Defendants”). Howden alleges that (1) Buffalo Forge Company, a former subsidiary of the Corporation, or its predecessors (collectively or individually, “Buffalo Forge”) had rights in certain policies issued by the Howden Insurer Defendants; (2) those rights were transferred in the 1993 transaction whereby the Corporation sold all of the capital stock of Buffalo Forge to Howden Group America, Inc. and Howden Group Canada, Ltd.; and (3) those rights currently reside in Howden, as successor to Buffalo Forge. In the lawsuit, Howden is seeking a judicial determination of the rights and duties of the Corporation and the Howden Insurer Defendants under those policies with respect to asbestos-related personal injury claims asserted against Howden arising from the historical operations of Buffalo Forge, as well as monetary damages from Utica as a result of its denial of Howden’s rights under policies it issued that allegedly covered Buffalo Forge. The Corporation intends to defend the lawsuit vigorously. If Howden is successful in this lawsuit and obtains coverage from the Howden Insurer Defendants, however, any insurance recovery obtained by Howden under those policies could erode, in whole or in part, the applicable coverage limits, which would reduce or eliminate coverage amounts that otherwise may be available to the Corporation under those policies.

As one of the Howden Insurer Defendants, Utica has filed a cross-claim against the Corporation, and a third-party complaint against two of its subsidiaries, seeking a declaratory judgment that, to the extent Utica has defense or indemnity obligations to Howden: (1) Utica is entitled to contribution, subrogation and reimbursement from the Corporation or its subsidiaries with respect to defense and indemnity payments paid on behalf of the Corporation or its subsidiaries; and (2) the Corporation and its subsidiaries have no rights under the insurance contracts issued by Utica to Buffalo Forge. The Corporation believes that Utica’s cross-claim and third party claims, as well as the similar relief Utica now seeks in the Oneida county Litigation, are barred by a release provided in the settlement of the Oneida County Litigation and is otherwise without merit, and intends to assert that position in this lawsuit. If Utica is successful in obtaining the declaratory relief it seeks, it could eliminate insurance coverage provided to the Corporation by Utica.

The Corporation believes it has meritorious defenses to the Howden lawsuit and Utica’s cross claims. In addition, based on the Corporation’s claims experience to date with the underlying asbestos claims, the available insurance coverage and the identity of the subsidiaries that are named in the cases, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations of the period in which the costs, if any, are recognized.

There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation and other issues. Those costs amounted to approximately $2.4 million in 2003.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at one third-party landfill site used by a division that was previously sold. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100,000 which will be paid over several years and was provided for in the third quarter of 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The information called for by this item is set forth on pages 30 and 31 of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information called for by this item is set forth on page 31 of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for by this item is set forth on pages 6 through 12 of the Annual Report to Shareholders for the year ended December 31, 2003, which are incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is set forth in Note 11 (Financial Instruments) on page 26 and Consolidated Results of Operations on pages 7 through 9 of the Annual Report to Shareholders for the year ended December 31, 2003, which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth on pages 13 through 30 of the Annual Report to Shareholders for the year ended December 31, 2003, which are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this annual report was carried out under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were effective.

Changes in Internal Control: Subsequent to the date of the evaluation discussed above, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10 - DIRECTORS and EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 72, Director since February 2004; current term expires in 2006). Mr. Appel has been President of Appel Associates since May, 2003. Prior to May, 2003, he was a partner of Neuberger Berman (an investment advisory firm that was acquired by Lehman Brothers) for more than five years. He is, and has been for more than five years, a Trustee and member of the Investment Committee of Cornell University, and has chaired that Committee since 2001.

Louis Berkman (age 95, Director since 1960; current term expires in 2005). Mr. Berkman has been Chairman of the Board of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company (steel products, fabricated metal products, building and industrial supplies).

Leonard M. Carroll (age 61, Director since 1996; current term expires in 2004). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years. (N)

William D. Eberle (age 80, Director since 1982; current term expires in 2006). Mr. Eberle has been a private investor and consultant for more than five years and is Chairman of Manchester Associates, Ltd. He is also a director of Mitchell Energy & Development Co., America Service Group and Konover Property Trust.

Paul A. Gould (age 58, Director since 2002; current term expires in 2006). Mr. Gould has been managing director of Allen & Co., Inc., an investment banking company for more than five years. He is also a director of Liberty Media Corporation and UnitedGlobalCom Inc.

William K. Lieberman (age 56, Director since February 2004; current term expires in 2005). Mr. Lieberman has been President of The Lieberman Companies since 2003. For more than five years before 2003, he was Executive Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, an insurance firm.

IDENTIFICATION OF DIRECTORS – (cont’)

Name, Age, Tenure as a Director, Position with the Corporation (1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert A. Paul (age 66, Director since 1970; current term expires in 2006). Mr. Paul has been President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company and director of National City Corporation.

Laurence E. Paul (age 39, Director since 1998; current term expires in 2004). Mr. Paul has been a managing principal of Laurel Crown Capital, a private investment company since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. From 1995 to February 2001 he served in various capacities, including as a Managing Director, of Donaldson, Lufkin & Jenrette (an Investment Banking firm), that was acquired by Credit Suisse First Boston in 2000. He is also a director of Biovail Corporation. (N)

Stephen E. Paul (age 36, Director since 2002; current term expires in 2005). Mr. Paul has been a managing principal of Laurel Crown Capital, a private investment company, since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. From 1998 to 2001 he was Vice President of Business Development for eToys, Inc.

Carl H. Pforzheimer, III (age 67, Director since 1982; current term expires in 2005). Mr. Pforzheimer has been Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges) for more than five years.

Ernest G. Siddons (age 70, Director since 1981; current term expires in 2004). Mr. Siddons has been Executive Vice President and Chief Operating Officer of the Corporation for more than five years. (N)

(N)	Nominee for election at the April 29, 2004 Annual Shareholders Meeting
(1)	Officers serve at the discretion of the Board of Directors.

IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Louis Berkman, Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above), the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation (1), Business Experience Past Five Years

Rose Hoover (age 48). Ms. Hoover has been a Vice President and Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 39). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation since July 1999. Prior to July 1999, she was a Senior Manager with PricewaterhouseCoopers LLP, a public accounting firm.

Terrence W. Kenny (age 44). Mr. Kenny has been Group Vice President of the Corporation for more than five years

Robert F. Schultz (age 56). Mr. Schultz has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

COMMITTEES

In 2003, the Compensation Committee, Nominating and Governance Committee and the Stock Option Committee were comprised of William D. Eberle (Chairman), Leonard M. Carroll and Carl H. Pforzheimer, III. The Audit Committee in 2003 was comprised of Carl H. Pforzheimer, III (Chairman), William D. Eberle and Leonard M. Carroll.

In February, 2004, upon recommendation of the Nominating and Governance Committee and in order to comply with current NYSE rules requiring a majority of independent directors, Mr. Appel and Mr. Lieberman were elected to the Board. In addition, the Board reconsidered the membership of certain Committees and changed those Committees as follows: Compensation Committee: William D. Eberle (Chairman), Robert J. Appel and Paul A. Gould; Nominating and Corporate Governance Committee: Paul A. Gould (Chairman), William K. Lieberman and Carl H. Pforzheimer, III. Paul A. Gould was added to the Audit Committee and the membership of the Executive and Stock Option Committees did not change.

FAMILY RELATIONSHIPS

Louis Berkman is the father-in-law of Robert A. Paul, and grandfather of Laurence E. Paul and Stephen E. Paul (sons of Robert A. Paul). There are no other family relationships among the Directors and Executive Officers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has established an Audit Committee consisting of Carl H. Pforzheimer, III, William D. Eberle, Leonard M. Carroll and Paul A. Gould. Mr. Gould was elected to the Audit Committee in February 2004. The Board has determined that Carl H. Pforzheimer, III, Chairman of the Audit Committee, is a “financial expert” and “independent” as defined under applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the

Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2003, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

CODE OF ETHICS

The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, as well as an additional Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, principal accounting officer and controller. Copies of both Codes are available on the Corporation’s website at www.ampcopittsburgh.com. In addition, the Corporation will provide copies of the Codes as requested by shareholders of record by written request to the Corporate Secretary, Ampco-Pittsburgh Corporation, 600 Grant Street, Suite 4600, Pittsburgh, PA 15219. The Corporation will make any required disclosures regarding amendments to, or waivers of, provisions of its Code of Business Conduct and Ethics and its separate Code of Ethics for its chief executive officer, chief financial officer, principal accounting officer and controller by posting such information on its website or by filing a Form 8-K.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain information as to the total remuneration received for the past three years by the five most highly compensated executive officers of the Corporation, including the Chief Executive Officer (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Annual Compensation

(a)	(b)	(c)	(d)	(e)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)
Robert A. Paul President and Chief Executive Officer	2003 2002 2001	411,000 400,000 400,000	59,080 60,000 0	3,333 3,333 822

Louis Berkman Chairman of the Board and Executive Committee	2003 2002 2001	300,000 300,000 400,000	0 0 0	381 739 1,645

Ernest G. Siddons Executive Vice President and Chief Operating Officer	2003 2002 2001	380,175 370,000 360,000	54,649 55,500 0	2,822 1,582 2,131

Terrence W. Kenny Group Vice President	2003 2002 2001	151,000 146,000 140,000	28,080 36,500 38,500	168 1,183 134

Robert F. Schultz Vice President Industrial Relations and Senior Counsel	2003 2002 2001	162,000 158,000 153,000	15,000 15,000 0	24,703(2) 26,777(2) 21,190(2)

(1)	Unless otherwise noted, amount represents reimbursement of taxes in connection with a medical reimbursement plan.
(2)	Mr. Schultz was the only individual in the compensation table whose total value of personal benefits exceeded the reporting threshold. Of the total value reported for 2003, 2002 and 2001, the value attributable to the personal use of a company provided vehicle was $8,545, $8,554, and $8,098 respectively.

COMPENSATION PURSUANT TO PLANS

Stock Option Plan

The Corporation’s 1997 Stock Option Plan, as amended, permits the grant of options exercisable for shares of Common Stock to corporate officers and other key employees of the Corporation and its subsidiaries upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Stock Option Committee. The Stock Option Plan authorizes the grant of awards up to a maximum of 600,000 shares of the Corporation’s Common Stock; however, the maximum number of Shares with respect to which stock options may be granted to any one participant in any fiscal year is 150,000. No options were granted in 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End($) Exercisable/Unexercisable
Robert A. Paul	0	0	120,000/0	391,650/0
Louis Berkman	0	0	120,000/0	391,650/0
Ernest G. Siddons	0	0	80,000/0	252,975/0
Robert F. Schultz	5,000	12,450	25,000/0	87,688/0
Terrence W. Kenny	1,000	3,794	24,000/0	77,924/0

Pension Benefits

The Corporation has a tax qualified retirement plan (the “Plan”) applicable to the Named Executive Officers and other employees, to which the

Corporation makes annual contributions, as required, in amounts determined by the Plan’s actuaries. The Plan does not have an offset for Social Security and is fully paid for by the Corporation. Under the Plan, employees become fully vested after five years of participation and normal retirement age under the Plan is age 65 but actuarially reduced benefits may be available for early retirement at age 55. The primary benefit formula is 1.1% of the highest consecutive five year average earnings in the final ten years, times years of service. Federal law requires that 5% owners start receiving a pension no later than April 1 following the calendar year in which the age 70 1/2 is reached. Louis Berkman is currently receiving $7095 a month pursuant to the Plan. As an active employee, Mr. Berkman continues to receive credit for additional service rendered after age 70 1/2.

The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988, which was amended and restated in 1996, for certain officers and key employees covering retirement after completion of ten years of service and attainment of age 55. All Named Executive Officers are participants in the SERP, except Louis Berkman. The combined retirement benefit at age 65 or older provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant who has had at least five years of service, commencing on the later of the month following the participant’s death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under “Termination of Employment and Change of Control Arrangements”.

The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP, if applicable, to the individuals named in the compensation table assuming continued employment to retirement at age 65 or older, and assuming the total salary and bonus stated in the table for 2003 is the final five year average:

Louis Berkman		(1)
Robert A. Paul	$235,040
Ernest G. Siddons	$217,412
Terrence W. Kenny	$89,540
Robert F. Schultz	$88,500

(1)	Mr. Berkman is currently receiving a pension pursuant to the Plan as described above.

COMPENSATION OF DIRECTORS

In 2003, each Director who was not employed by the Corporation received an annual retainer (payable quarterly) of $10,000, except for the Chairman of the Audit Committee who received $12,500; $1,000 for each Board meeting and Audit Committee meeting attended and $500 for all other Committee meetings attended. Attendance can be either in person or by telephonic connection. Directors did not receive a fee for either Board or Committee meetings if they did not attend. Effective January 1, 2004, the annual retainer for non-employee directors increased to $15,000, except for the Chairman of the Audit Committee who will receive $17,500 per year.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Mr. Berkman, Mr. Paul and Mr. Siddons each have two year contracts (which automatically renew for one-year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated by the Corporation or for good cause by the executive within 24 months following a change of control, as well as the right to equivalent office space and secretarial help for a period of one year after a change in control. All Vice Presidents and one other employee have two year contracts providing for three times their annual compensation in the event their employment is terminated by the Corporation or for good cause by the employee within 24 months following a change of control. All of the contracts provide for the continuation of employee benefits, for three years for the three senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation’s then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP, if applicable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

A Compensation Committee is appointed each year by the Board of Directors. The Compensation Committee for 2003 was comprised of three Directors: William D. Eberle (Chairman), Leonard M. Carroll and Carl H. Pforzheimer, III. None of the Committee members is now, or ever has been, an officer or employee of the Corporation.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Committee Responsibilities and Policies

The purpose of the Corporation’s Compensation Committee is to assist the Board of Directors in its oversight and evaluation responsibilities relating to compensation matters. In that role, the Compensation Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of the Corporation’s compensation plans and programs.

Specific duties of the Compensation Committee include, among other things: (a) annually reviewing and approving corporate goals and objectives relevant to the compensation of the Corporation’s Chief Executive Officer (the “CEO”), (b) evaluating the CEO’s performance in light of those goals and objectives, and (c) approving the CEO’s compensation level based on this evaluation. In addition, the Committee reviews management’s recommendations and makes recommendations to the full Board of Directors with respect to director compensation and other non-CEO executive compensation, including incentive-based and equity-based compensation.

Specifically, salaries for executive officers and managerial employees below the annual level of $200,000 are set by the Chairman, CEO and Executive Vice President of the Corporation. Salaries of $200,000 per year and above are reviewed and must be approved by the Board of Directors, after a recommendation by the Compensation Committee.

The Committee has the sole authority to retain and terminate any compensation consultant to assist it in these responsibilities.

The key objectives of the Committee’s policies on compensation and benefits are to enhance the Corporation’s ability to attract and retain highly qualified executives, to establish and maintain compensation and benefit programs that are fair and reasonably competitive with those of comparable organizations in light of prevailing economic and industry conditions, and to develop and maintain compensation programs that link compensation to the short-term and long-term performance of the Corporation and the interests of its stockholders.

The primary elements in the Corporation’s compensation program for its executive officers are an annual base salary, an annual incentive based bonus or in certain instances an annual discretionary cash bonus.

Executive Officer Compensation.

Compensation Committee Considerations. The compensation for the Chief Executive Officer of the Corporation, as well as the other applicable executive officers, is typically based on an analysis conducted by the

Compensation Committee with reference to various objective and subjective factors. Although the performance of the Corporation is one factor in the Committee’s analysis, the Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation. In setting compensation, the Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries, individual contributions, leadership ability and an executive officer’s overall performance. The Committee believes that this approach will further the Corporation’s goal to attract and retain quality management, thereby benefiting the long-term interest of shareholders.

2003 Base Salaries. In establishing the compensation reported for 2003, the Committee conducted its analysis as described above and considered the results of the Corporation. Taking into account the depressed economy and the down cycle of industries served, upon the request of the CEO, the Committee elected not to increase the CEO’s base salary in 2002; however, an increase was approved effective July 2003. An increase was also granted effective on the same date for the Corporation’s Chief Operating Officer. In December, the 2004 salary for the Chairman of the Board was reduced by $50,000.

Incentive Bonus Programs. The incentive bonus program for 2003 previously approved by the Compensation Committee covered Robert A. Paul and Ernest G. Siddons. Incentive payments were to be determined, based on the Corporation’s 2003 income from operations performance as compared to the Corporation’s business plan. These payments were to be limited to 35% of base salary of participants. In 2003, Mr. Paul earned $59,080 and Mr. Siddons earned $54,649.

This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this 10-K report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Corporation specifically incorporates this report and the information contained herein by reference, and shall not otherwise be deemed filed under such Acts.

William D. Eberle, Chairman
Leonard M. Carroll
Carl H. Pforzheimer, III

STOCK PERFORMANCE GRAPH

Comparative Five-Year Total Returns*

Ampco-Pittsburgh Corporation, Standard & Poors 500 and Value Line Steel

(Integrated) Index

(Performance results through 12/31/03)

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 1999 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Steel (integrated).

*	Cumulative total return assumes reinvestment of dividends.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of March 11, 2004, Louis Berkman owned directly 215,000 shares of the Common Stock of the Corporation and had the right to acquire 120,000 shares pursuant to stock options. As of the same date, The Louis Berkman Investment Company, P. O. Box 576, Steubenville, OH 43952, owned beneficially and of record 2,363,842 shares of the Common Stock of the Corporation. Louis Berkman, an officer and director of The Louis Berkman Investment Company, owns directly 61.51% of its common stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. Louis Berkman and Robert A. Paul are trustees of The Louis and Sandra Berkman Foundation and disclaim beneficial ownership of the 1,266 shares of the Corporation’s Common Stock held by such Foundation.

In March 2003, Gabelli Funds, Inc. and affiliates, Corporate Center, Rye, NY 10580, filed an amendment to its Schedule 13D with the SEC reporting they owned 1,805,542 shares or 18.74% of the Corporation’s Common Stock. In February 2004, Dimensional Fund Advisors Inc., 1299 Ocean Avenue, Santa

Monica, CA 90401, filed a Schedule 13G with the SEC disclosing that as of December 31, 2003 it had sole voting and dispositive power of 681,100 shares or 7.06% of the Corporation Common Stock (all of which shares are held in portfolios of various investment vehicles). In January 2004, Van Den Berg Management, 805 Las Cimas Parkway, Austin, TX 78746 filed a Schedule 13G with the SEC disclosing that as of December 2003 it had shared and sole voting and dispositive power of 836,347 shares or 8.67% of the Corporation’s Common Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2003, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	484,000	$10.44	45,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	484,000		45,000

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 11, 2004, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Louis Berkman	2,701,108	(1)(2)	27.82
Robert A. Paul	177,922	(2)(3)	1.83
Ernest G. Siddons	51,833	(4)	.53
Robert F. Schultz	28,000	(5)	.29
Terrence W. Kenny	20,000	(6)	.21
Robert J. Appel	3,000		*
Paul A. Gould	3,000		*
Carl H. Pforzheimer, III	2,733	(7)	*
Leonard M. Carroll	1,500		*
Laurence E. Paul	1,000		*
Stephen E. Paul	1,000		*
William D. Eberle	1,000	(8)	*
William K. Lieberman	1,000	(9)	*

Directors and Executive Officers as a group (15 persons)	3,008,096	(10)	31.0

*	less than .1%
(1)	Includes 215,000 shares owned directly, 120,000 shares that he has the right to acquire within sixty days pursuant to stock options, 2,363,842 shares owned by The Louis Berkman Investment Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation, of which Louis Berkman and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2)	The Louis Berkman Investment Company owns beneficially and of record 2,363,842 shares of the Corporation’s Common Stock. Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Investment Company.
(3)	Includes 42,889 shares owned directly, 120,000 shares that he has the right to acquire within sixty days pursuant to stock options, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which Robert A. Paul and Louis Berkman are Trustees.
(4)	Includes 1,833 shares owned jointly with his wife and 50,000 shares that he has the right to acquire within sixty days pursuant to stock options.
(5)	Includes 200 shares owned jointly with his wife, 2,800 shares owned directly and 25,000 shares that he has the right to acquire within sixty days pursuant to stock options.
(6)	Shares that he has the right to acquire within sixty days pursuant to stock options.
(7)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.
(8)	Shares held by a trust of which he is a trustee.
(9)	Shares held jointly with his wife.
(10)	Includes 350,000 shares that certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2003, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,706,000. Additionally, The Louis Berkman Investment Company paid the Corporation $277,000 for certain administrative services. Louis Berkman was an officer, director and shareholder and Robert A. Paul was an officer and director of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Corporation by Deloitte & Touche LLP:

	2003	2002
Audit fees (a)	$248,250	$214,000
Audit – related fees (b)	14,085	8,225
Tax fees (c)	71,999	100,946
All other fees (d)	30,245	44,700

Total	$364,579	$367,871

(a)	Fees for audit services for 2003 and 2002 consisted primarily of fees for the audit of the Corporation’s annual consolidated financial statements and other services related to SEC matters.
(b)	Fees for audit-related services for 2003 and 2002 consisted of fees for the audit of the Corporation’s employee benefit plans and, for 2003, services rendered in connection with the sale of the Corporation’s Plastics Processing Machinery segment.

(c)	Fees for tax services for 2003 and 2002 consisted of tax compliance and tax planning and advice. Fees for tax compliance services equaled $66,940 and $83,996 for 2003 and 2002, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and assess amounts to be included in tax filings and consisted of review of income tax returns, calculation of extraterritorial income exclusion and licensing fees for use of tax software. Tax planning and advice services are services rendered with respect to a proposed transaction and included consulting primarily for restructuring activities and value-added tax.
(d)	Fees for all other services billed in 2003 and 2002 consisted of permitted non-audit services related to human capital advisory services.

In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche LLP and the Corporation’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services provided by the Corporation’s independent auditor. According to the Policy, the Corporation’s independent auditor may not provide the following prohibited services to the Corporation:

•	maintain or prepare the Corporation’s accounting records or prepare the Corporation’s financial statements that are either filed with the SEC or form the basis of financial statements filed with the SEC;

•	provide appraisal or valuation services when it is reasonably likely that the results of any valuation or appraisal would be material to the Corporation’s financial statements, or where the independent auditor would audit the results;

•	provide certain management or human resource functions;

•	serve as a broker-dealer, promoter or underwriter of the Corporation’s securities;

•	provide any service in which the person providing the service must be admitted to practice before the courts of a U.S. jurisdiction;

•	provide any internal audit services relating to accounting controls, financial systems, or financial statements; or

•	design or implement a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Corporation’s financial statements, taken as a whole.

In addition, in connection with its adoption of the Policy, the Audit Committee pre-approved certain audit-related and other non-prohibited services. Any services not prohibited or pre-approved by the Policy must be pre-approved by the Audit Committee in accordance with the Policy. The Pre-Approval Policy will be reviewed and approved annually by the Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The consolidated financial statements, together with the report thereon of Deloitte & Touche LLP appearing on pages 13 through 31 of the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference in this Form 10-K Annual Report.

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

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996; and the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.

(4)	Instruments defining the rights of securities holders

a.	Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

Incorporated by reference to the Current Report on Form 8-K dated September 28, 1998.

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

c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(13)	Annual Report to Shareholders for the fiscal year ended December 31, 2003.

(21)	Significant Subsidiaries

(23)	Consent of Expert

(31.1) Certification	of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2) Certification	of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1) Certification	of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2) Certification	of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

A Current Report on Form 8-K was filed on October 22, 2003 disclosing in Item 12 the Corporation’s earnings release for the three and nine months ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION
(Registrant)

March 12, 2004

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

March 12, 2004

By	/s/ Leonard M. Carroll
Leonard M. Carroll

By	/s/ William D. Eberle
William D. Eberle

By	/s/ Paul A. Gould
Paul A. Gould

By	/s/ Laurence E. Paul
Laurence E. Paul

By	/s/ Stephen E. Paul
Stephen E. Paul

By	/s/ Carl H. Pforzheimer, III
Carl H. Pforzheimer, III

By	/s/ Robert J. Appel
Robert J. Appel

By	/s/ William K. Lieberman
William K. Lieberman

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Ampco-Pittsburgh Corporation

We have audited the consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 16, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2002); such financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also include the consolidated financial statement schedule II, Valuation and Qualifying Accounts, of Ampco-Pittsburgh Corporation and subsidiaries for the years ended December 31, 2003, 2002 and 2001, listed in Item 15. This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 16, 2004

Schedule II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

Column A	Column B	Column C		Column D		Column E
	Balance at beginning of period	Additions		Deductions- describe		Balance at enxd of period
Description		Charged to costs and expenses	Charged to other accounts - describe
Year ended December 31, 2003
Allowance for doubtful accounts	$1,468,034	$745,228		$(1,670,668	)(1)	$542,594
Year ended December 31, 2002
Allowance for doubtful accounts	$1,306,368	$337,735		$(176,069	)(1)	$1,468,034
Year ended December 31, 2001
Allowance for doubtful accounts	$464,570	$978,397		$(136,599	)(1)	$1,306,368

(1)	Represents primarily write-off of accounts receivable customer balances.