Form 10-Q
period 2004-03-31
AMPCO PITTSBURGH CORP
filed 2004-05-07
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2004

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

                       YES  X       NO



On May 7, 2004, 9,707,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX



                                                         Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             March 31, 2004 and December 31, 2003              3

           Consolidated Statements of Operations -
             Three Months Ended March 31, 2004 and 2003        4

           Condensed  Consolidated Statements of Cash  Flows-
             Three Months Ended March 31, 2004 and 2003        5

           Notes to Consolidated Financial Statements          6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                       13

           Item 3 - Quantitative and Qualitative
           Disclosures About Market Risk                      16

           Item 4 - Controls and Procedures                   16

Part II - Other Information:

              Item 1 - Legal Proceedings                      17
              Item 5 - Other Information                      17
              Item 6 - Exhibits and Reports on Form 8-K       17

           Signatures                                         19

           Exhibit Index                                      20

           Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                     March 31,      December 31,
                                       2004             2003


Assets
Current assets:
Cash and cash equivalents            $ 37,109,002     $ 35,738,789
Receivables, less allowance for
 doubtful accounts of $774,162 in
 2004 and $542,594 in 2003             37,677,532       38,801,415
Inventories                            53,626,381       48,260,368
Other                                   9,367,644       11,525,202
     Total current assets             137,780,559      134,325,774

Property, plant and equipment, at cost:
  Land and land improvements            4,220,267        4,219,403
 Buildings                             25,139,368       25,148,729
  Machinery and equipment             130,653,281      130,015,316
                                      160,012,916      159,383,448
  Accumulated depreciation             91,551,092       89,885,025
     Net property, plant and equipment 68,461,824       69,498,423
Prepaid pensions                       24,366,733       24,104,233
Goodwill                                2,694,240        2,694,240
Other noncurrent assets                 3,490,049        3,500,869
                                     $236,793,405     $234,123,539

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                     $ 12,133,259     $ 11,760,521
Accrued payrolls and employee benefits  7,665,820        7,930,282
Other                                  15,458,530       14,338,231
     Total current liabilities         35,257,609       34,029,034
Employee benefit obligations           16,372,999       16,680,481
Deferred income taxes                  20,852,713       20,555,776
Industrial Revenue Bond debt           13,311,000       13,311,000
Other noncurrent liabilities            4,129,242        5,002,033
     Total liabilities                 89,923,563       89,578,324
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,707,497 in 2004 and
 9,653,497 in 2003                      9,707,497        9,653,497
Additional paid-in capital            103,771,130      103,211,130
Retained earnings                      39,801,782       39,564,359
Accumulated other comprehensive loss   (6,410,567)      (7,883,771)
     Total shareholders' equity       146,869,842      144,545,215
   Total liabilities and shareholders'
     equity                          $236,793,405     $234,123,539



       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                    Three Months Ended March 31,
                                         2004           2003




Net sales                           $ 46,786,579      $ 43,530,395

Operating costs and expenses:
Costs of products sold
  (excluding depreciation)            36,751,562        34,425,478
Selling and administrative             6,807,279         6,804,875
Depreciation                           1,596,516         1,601,601
Loss on disposition of assets              8,968             8,450
  Total operating expense             45,164,325        42,840,404

Income from operations                 1,622,254           689,991

Other income (expense):
  Interest expense                       (61,066)          (93,417)
  Other - net                            243,385          (151,913)
                                         182,319          (245,330)

Income from continuing operations
  before income taxes                  1,804,573           444,661
Income tax provision                     596,000           292,000
Income from continuing operations      1,208,573           152,661

Discontinued operations:
  Income from operations                       -            80,912
  Income tax provision                         -            37,000
                                               -            43,912

Net income                            $1,208,573      $    196,573


Basic and diluted earnings per
 common share:

 Income from continuing operations    $     0.12      $       0.02

 Income from discontinued
   operations                         $        -      $          -

 Net income                           $     0.12      $       0.02

Cash dividends declared per share     $     0.10      $       0.10

Weighted average number of common
 shares outstanding                    9,682,398         9,632,497






       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)



                                        Three Months Ended March 31,
                                             2004          2003



Net cash flows provided by (used in)
 operating activities                   $ 2,170,311    $(2,281,295)

Cash flows from investing activities:
 Purchases of property, plant
  and equipment                          (1,298,682)      (970,280)
 Proceeds from sale of businesses           500,000              -
 Proceeds from grant                        922,500              -
 Proceeds from sale of assets                18,075              -
 Investing activities of discontinued
  operations                                      -       (217,120)

  Net cash flows provided by (used in)
   investing activities                     141,893     (1,187,400)

Cash flows from financing activities:
 Proceeds from the issuance of
  common stock                              550,000               -
 Dividends paid                            (965,750)       (963,250)

  Net cash flows (used in) financing
   activities                              (415,750)       (963,250)

Effect of exchange rate changes on cash
 and cash equivalents                      (526,241)         12,767

Net increase (decrease) in cash and
 cash equivalents                         1,370,213      (4,419,178)
Cash and cash equivalents at
 beginning of period                     35,738,789      27,788,798

Cash and cash equivalents at
 end of period                         $ 37,109,002    $ 23,369,620


Supplemental information:
 Income tax payments                   $     52,440    $    115,215
 Interest payments                     $     64,462    $     82,349





       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In addition, the Corporation sold the stock of its Plastics Processing Machinery segment in 2003 (see Note 9) which was accounted for as a discontinued operation. Accordingly, the results of operations for this segment for the prior period have been reclassified and presented net of tax in the accompanying consolidated statements of operations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results expected for the full year.

2. Inventories

   At March 31, 2004 and December 31, 2003, approximately 67% and
   70%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                              (in thousands)
                                          March 31,  December 31,
                                            2004         2003

   Raw materials                          $13,164      $11,803
   Work-in-process                         25,258       23,392
   Finished goods                           9,669        7,894
   Supplies                                 5,535        5,171
                                          $53,626      $48,260

3. Other Current Liabilities

   Other current liabilities were comprised of the following:

                                             (in thousands)
                                         March 31,   December 31,
                                            2004         2003

   Customer-related                      $ 5,718       $ 5,674
   Forward exchange contracts              2,393         2,335
   Other                                   7,348         6,329
                                         $15,459       $14,338

   Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. There have been no significant changes in the liability for product warranty claims for the three months ended March 31, 2004.

4. Comprehensive Income (Loss)

   The Corporation's comprehensive income (loss) for the three months ended March 31, 2004 and 2003 consisted of:

                                                  (in thousands)
                                                 Three Months
                                                 Ended March 31,
                                               2004          2003

   Net income                                $ 1,208      $  197
   Foreign currency translation                  928        (217)
   Minimum pension liability                    (385)          7
   Unrealized holding gains (losses)
    on marketable securities                       2         (93)
   Change in fair value of derivatives           928        (103)
   Comprehensive income (loss)               $ 2,681      $ (209)

5. Foreign Exchange

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value hedges or cash flow hedges. As of March 31, 2004, approximately $37,196,000 of anticipated foreign denominated sales has been hedged with the underlying contracts settling at various dates beginning in 2004 through January 2009. As of March 31, 2004, the fair value of contracts expected to settle within the next
   12 months, which is recorded in other current liabilities, approximated $2,393,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,274,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $(1,487,000), net of taxes, as of March 31, 2004.
   The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(802,000), net of taxes, expected to be released to earnings within the next 12 months. During the three months ended March 31, 2004 and 2003, approximately $(464,000) and $(239,000) was released into earnings.

   Gains (losses) on foreign exchange transactions approximated
   $222,000 and $(163,000) for the three months ended March 31, 2004 and 2003, respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2004, approximately 100% or $1,932,000 of anticipated commodity purchases over the next 12 months is hedged. The fair value of the contracts expected to settle within the next 12 months approximated $806,000 and the fair value of the remaining contracts approximated $12,000 as of March 31, 2004. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive loss and approximated $490,000, net of taxes, as of March 31, 2004. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $483,000, net of taxes, expected to be released to earnings within the next 12 months.

6. Pension and Other Postretirement Benefits

   No contributions were made to the U.S. pension benefit plans during the three months ended March 31, 2004. Contributions to the foreign pension plan approximated $130,000 and net payments for other postretirement benefits approximated $79,000 for the three months ended March 31, 2004.

   Net periodic pension and other postretirement costs include the following components for the three months ended March 31, 2004 and 2003:

                                      (in thousands)
                             U.S.        Foreign         Other
                          Pension        Pension   Postretirement
                         Benefits       Benefits        Benefits

                        2004   2003    2004  2003     2004   2003

   Service cost      $   518 $  537  $ 277   $ 200  $  60   $  55
   Interest cost       1,658  1,701    464     339    196     195
   Expected return on
     plan assets      (2,553)(2,705)  (437)   (337)     -       -
   Amortization of
     prior service
     cost (benefit)      147    136    194     140   (137)   (137)
   Actuarial
     (gain) loss         (30)     -      -       -     39      13
   Net benefit
     (income) cost    $ (260)$ (331)  $ 498   $ 342  $ 158   $ 126

7. Earnings Per Share

   Basic earnings per share are computed by dividing income from continuing operations, income from discontinued operations, and net income by the weighted average number of common shares outstanding for the period. The weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003 equaled 9,682,398 and 9,632,497 shares, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,748,644 and 9,688,242 shares for the three months ended March 31, 2004 and 2003, respectively.

8. Business Segments

   Presented below are the net sales and income before taxes for the Corporation's two business segments.
                                               (in thousands)
                                          Three Months Ended
                                               March 31,
                                         2004             2003
   Net Sales:
    Forged and Cast Rolls              $ 29,771      $ 24,798
    Air and Liquid Processing            17,016        18,732
     Total Reportable Segments         $ 46,787      $ 43,530

   Income before taxes:
    Forged and Cast Rolls              $  1,720      $    957
    Air and Liquid Processing             1,117         1,028
     Total Reportable Segments            2,837         1,985
     Other expense, including
      corporate costs - net              (1,032)       (1,540)

       Total                           $  1,805      $    445

   Income before taxes for the Air and Liquid Processing segment for the three months ended March 31, 2004 and 2003 includes approximately $475,000 and $529,000 for legal and case management costs for personal injury claims litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

9. Acquisitions and Divestitures

  The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment on August 15, 2003. Results of operations for the first quarter of 2003 for this segment of approximately $81,000 have been reclassified to discontinued operations. Net sales for this segment approximated $6,149,000 for the first quarter of 2003.

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

  The Corporation continues to evaluate potential acquisitions to ensure that long-term objectives of achieving maximum shareholder value are met.

10. Litigation and Environmental Matters (claims not in thousands)

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

                                          For the three
                                          months ended
                                            March 31,
                                              2004

      Approximate open claims at end of      21,000
        period
      Gross settlement and defense             $651
        costs (in 000's)
      Claims settled without payment            176
        during period



  Of the 21,000 claims open, over 15,000 were made in six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

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

  As of November 24, 2003, the Policyholder Defendants and Utica had settled the Oneida County Litigation as among themselves, although the Oneida County Litigation remained pending because settlement had not been reached with all of the Insurer Defendants. Pursuant to the settlement, Utica accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the asbestos personal injury claims arising out of exposure to alleged asbestos-containing components in products distributed by the Policyholder Defendants that are subsidiaries of the Corporation. Utica's agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue, whether Utica's primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant's exposure to asbestos.

  On January 23, 2004, Utica sought the court's approval to file an amended complaint seeking additional relief against the Policyholder

  Defendants that is substantially identical to the relief Utica seeks against those defendants in a separate lawsuit filed by Howden Buffalo, Inc. ("Howden") in the United States District Court for the Western District of Pennsylvania (the "Pennsylvania Litigation") that is described below. Utica also sought to add Howden as a defendant in the Oneida County Litigation. On February 23, 2004, the Policyholder Defendants filed an opposition to Utica's attempt to seek additional relief against them in the Oneida County Litigation, and filed a separate motion to dismiss them from that litigation with prejudice. Both issues are currently pending before the Court.

  On November 25, 2003, Howden filed the Pennsylvania Litigation against the Corporation, Utica and two of the Insurer Defendants (with Utica, the "Howden Insurer Defendants"). Howden alleges that (1) Buffalo Forge Company, a former subsidiary of the Corporation, or its predecessors (collectively or individually, "Buffalo Forge") had rights in certain policies issued by the Howden Insurer Defendants; (2) those rights were transferred in the 1993 transaction whereby the Corporation sold all of the capital stock of Buffalo Forge to Howden Group America, Inc. and Howden Group Canada, Ltd.; and (3) those rights currently reside in Howden, as successor to Buffalo Forge. In the lawsuit, Howden is seeking a judicial determination of the rights and duties of the Corporation and the Howden Insurer Defendants under those policies with respect to asbestos-related personal injury claims asserted against Howden arising from the historical operations of Buffalo Forge, as well as monetary damages from Utica as a result of its denial of Howden's rights under policies it issued that allegedly covered Buffalo Forge. The Corporation intends to defend the lawsuit vigorously, and has asserted a counterclaim against Howden. If Howden is successful in this lawsuit and obtains coverage from the Howden Insurer Defendants, however, any insurance recovery obtained by Howden under those policies could erode, in whole or in part, the applicable coverage limits, which would reduce or eliminate coverage amounts that otherwise may be available to the Corporation under those policies.

  As one of the Howden Insurer Defendants, Utica has filed a cross-claim against the Corporation, and a third-party complaint against two of its subsidiaries, seeking a declaratory judgment that, to the extent Utica has defense or indemnity obligations to
  Howden: (1) Utica is entitled to contribution, subrogation and reimbursement from the Corporation or its subsidiaries with respect to defense and indemnity payments paid on behalf of the Corporation or its subsidiaries; and (2) the Corporation and its subsidiaries have no rights under the insurance contracts issued by Utica to Buffalo Forge. The Corporation believes that Utica's cross-claim and third party claims, as well as the similar relief Utica now seeks in the Oneida County Litigation, are barred by a release provided in the settlement of the Oneida County Litigation and are otherwise without merit, and has asserted that position in both lawsuits. If Utica is successful in obtaining the declaratory relief it seeks, it could eliminate insurance coverage provided to the Corporation by Utica.

  The Corporation believes it has meritorious defenses to the Howden lawsuit and Utica's cross claims. In addition, based on the Corporation's claims experience to date with the underlying asbestos claims, the available insurance coverage and the identity of the subsidiaries that are named in the cases, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations of the period in which the costs, if any, are recognized.

  There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting
  financial exposure than presently contemplated.   The Corporation
  has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation and other issues. Those costs amounted to approximately $500,000 in the first quarter of 2004 in comparison to $600,000 for the first quarter of 2003.

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

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Executive Overview of Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Ampco-Pittsburgh Corporation's (the Corporation) annual report to shareholders on Form 10-K for the year ended December 31, 2003.

The Corporation operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Corporation's businesses are cyclical and have been affected by the severe downturn in the economy and lack of capital spending by the manufacturing sector.

The improvement in demand from the global steel industry for forged and cast rolls, which began in latter part of 2003, resulted in the segment having its largest backlog (unfilled orders on hand) for many years. The weakening of the dollar and the British pound particularly in relation to the Euro has improved export sales.
The exception being the weaker dollar to the British pound which has adversely impacted sales from the United Kingdom to U.S. customers. Escalation in the price of steel scrap and alloys to unprecedented levels together with the high cost of natural gas has significantly reduced margins. Although raw material surcharges and price increases have been implemented on new orders, margins will not improve until the latter part of 2004 due to the existing high level of backlog.

Because of long lead times for products, the Air and Liquid Processing segment was not affected by the weak economy until 2003. Similarly, any rebound in the economy will not immediately improve operating results. In particular, demand for lube oil pumps is expected to remain at low levels for the foreseeable future due to an oversupply of gas turbines in the market. The segment is also being impacted by an escalation in commodity prices and because of severe competition only a portion can be passed onto customers. A significant increase in capital spending is necessary before earnings will improve.

Operations for the Three Months Ended March 31, 2004 and 2003

Net Sales. Net sales for the three months ended March 31, 2004 were $46,787,000 compared to $43,530,000 for the same period of 2003. A discussion of the first quarter sales for the Corporation's two segments is included below. Backlog approximated $133,331,000 at March 31, 2004 in comparison to $112,923,000 at
December 31, 2003 with improvement at each of the segments.

Costs of Products Sold. Costs of products sold, excluding depreciation, remained consistent at 78.6% and 79.1% of net sales for the three months ended March 31, 2004 and 2003, respectively.

Selling and Administrative. Selling and administrative expenses were comparable for the three months ended March 31, 2004 and 2003.

Income from Operations. Income from operations for the three months ended March 31, 2004 approximated $1,622,000 in comparison to $690,000 for the same period of the prior year. A discussion of first quarter results for the Corporation's two segments is included below.

Forged and Cast Rolls. Sales and operating income for the three months ended March 31, 2004 were better than the comparable prior year period. A strong backlog contributed to the increase in sales, including an improvement in the level of export sales which have been aided by favorable foreign exchange rates. Significantly higher natural gas and raw material costs have negatively impacted operating results. Backlog approximated $97,403,000 as of March 31, 2004 in comparison to $79,515,000 as of March 31, 2003. The increase is reflective of the improvement in demand for both the U.S. and U.K. operations and closure of several foreign competitors.

Air and Liquid Processing. Despite the decrease in sales for the three months ended March 31, 2004 against the comparable prior year period, earnings improved slightly due to an increase in shipments of replacement pumps parts. However, reduced spending in the construction markets and for capital equipment resulted in lower sales of air handling units and heat exchange equipment. The segment was adversely impacted by legal and case management costs for personal injury claims litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers of approximately $475,000 and $529,000 for the first quarter of 2004 and 2003, respectively. Backlog approximated $35,928,000 as of March 31, 2004 in comparison to $29,095,000 as of March 31, 2003; the increase is attributable to one large contract for air handling units.

Other Income (Expense). The fluctuation in other income (expense) is attributable primarily to foreign exchange gains realized in the first quarter 2004 principally due to the strengthening of the British pound against the dollar in comparison to losses on foreign exchange transactions in 2003.

Income Taxes. The effective tax rate for continuing operations for the three months ended March 31, 2004 approximated 33.0% in comparison to 65.7% for the comparable prior year period. The 2003 effective rate includes establishing valuation allowances against certain foreign net operating losses and foreign tax credits.

Discontinued Operations. Income from discontinued operations includes, net of tax, the results of operations for the Plastic Processing Machinery segment which was sold in August 2003. This segment earned pre-tax income of approximately $81,000 for the three months ended March 31, 2003 on sales of $6,149,000.

Net Income. As a result of all of the above, the Corporation earned net income for the three months ended March 31, 2004 of $1,208,000 in comparison to $197,000 for the three months ended
March 31, 2003.

Liquidity and Capital Resources

Net cash flows provided by operating activities amounted to $2,170,000 for the three months ended March 31, 2004 in comparison to $(2,281,000)
for the three months ended March 31, 2003. The improvement is due primarily to higher earnings and reimbursement of value-added taxes for the U.K. operations during the first quarter of 2004.

Net cash flows provided by investing activities were $142,000 for the three months ended March 31, 2004 in comparison to a net use of $1,187,000 for the three months ended March 31, 2003. Capital expenditures approximated $1,299,000 and $970,000, respectively, for the same periods then ended. As of March 31, 2004, future capital expenditures totaling $5,593,000 have been approved. Funds on-hand, funds generated by future operations, proceeds from grants of which $923,000 has been received to date and available lines of credit are expected to be sufficient to finance capital expenditure requirements. The Corporation also received the final proceeds from the sale of its Plastics Processing Machinery segment of $500,000 during the first quarter of 2004.

Net cash flows used in financing activities were $416,000 for the three months ended March 31, 2004 and related to the payment of quarterly dividends at a rate of $0.10 per share offset by the proceeds from the issuance of stock under the Corporation's stock option plan. Net cash flows used in financing activities for the three months ended March 31, 2003 were $963,000 and related to the payment of dividends at a rate of $0.10 per share.

The increase in the value of the British pound against the dollar reduced cash and cash equivalents by $526,000.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at March 31, 2004 was approximately $8,000,000 (including 2,100,000 British pounds in the U.K. and 400,000 Euro in Belgium).

Litigation and Environmental Matters

See Note 10 to the consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2003.

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

                    PART II - OTHER INFORMATION
                   AMPCO-PITTSBURGH CORPORATION


Item 1  Legal Proceedings

        The information contained in Note 10 to the consolidated financial statements (Litigation and Environmental Matters) is incorporated herein by reference.

Items 2-4None

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

                 (2) Certification of Vice President, Controller and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32. Section 1350 Certifications

                 (1)  Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

                 (2) Certification of Vice President, Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Dated January 27, 2004 announcing the Corporation's results for 2003.

         Dated February 13, 2004 announcing revision to the Corporation's results for 2003.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  May 7, 2004               BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      President and
                                        Chief Executive Officer




DATE:  May 7, 2004               BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

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