Form 10-Q
period 2004-06-30
AMPCO PITTSBURGH CORP
filed 2004-08-06
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

                       YES  X       NO



On August 5, 2004, 9,707,497 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             June 30, 2004 and December 31, 2003             3

           Consolidated Statements of Operations -
             Six Months Ended June 30, 2004 and 2003
             Three Months Ended June 30, 2004 and 2003       4

           Condensed  Consolidated Statements of Cash  Flows-
             Six Months Ended June 30, 2004 and 2003         5

           Notes to Consolidated Financial Statements        6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     14

           Item 3 - Quantitative and Qualitative Disclosures
             About Market Risk                              17

           Item 4 - Controls and Procedures                 17

Part II - Other Information:

              Item 1 - Legal Proceedings                    18

              Item 4 - Submission of Matters to a Vote of
                        Security Holders                    18

              Item 5 - Other Information                    18

              Item 6 - Exhibits and Reports on Form 8-K     18

           Signatures                                       20

           Exhibit Index                                    21

           Exhibits

             Exhibit 3
             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)




                                     June 30,        December 31,
                                       2004              2003
Assets
Current assets:
Cash and cash equivalents           $ 36,731,647     $ 35,738,789
Receivables, less allowance for
 doubtful accounts of $872,603 in
 2004 and $542,594 in 2003            38,701,918       38,801,415
Inventories                           52,409,773       48,260,368
Other                                  7,779,052       11,525,202
     Total current assets            135,622,390      134,325,774

Property, plant and equipment,
 at cost:
  Land and land improvements           4,219,858        4,219,403
 Buildings                            25,131,286       25,148,729
  Machinery and equipment            132,291,369      130,015,316
                                     161,642,513      159,383,448
  Accumulated depreciation            92,976,634       89,885,025
     Net property, plant and
      equipment                       68,665,879       69,498,423
Prepaid pensions                      24,629,233       24,104,233
Goodwill                               2,694,240        2,694,240
Other noncurrent assets                3,554,728        3,500,869
                                    $235,166,470     $234,123,539

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                    $ 11,819,428     $ 11,760,521
Accrued payrolls and employee
 benefits                              8,259,227        7,930,282
Other                                 14,233,974       14,338,231
     Total current liabilities        34,312,629       34,029,034
Employee benefit obligations          16,420,224       16,680,481
Deferred income taxes                 20,794,242       20,555,776
Industrial Revenue Bond debt          13,311,000       13,311,000
Other noncurrent liabilities           4,070,901        5,002,033
     Total liabilities                88,908,996       89,578,324
Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                       -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,707,497 in 2004 and
 9,653,497 in 2003                    9,707,497        9,653,497
Additional paid-in capital          103,771,130      103,211,130
Retained earnings                    39,670,657       39,564,359
Accumulated other comprehensive loss (6,891,810)      (7,883,771)
     Total shareholders' equity     146,257,474      144,545,215
   Total liabilities and
    shareholders' equity           $235,166,470     $234,123,539




       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)






                            Six Months Ended June 30,  Three Months Ended June 30,
                                 2004         2003         2004         2003

Net sales                  $100,432,174 $ 89,025,426  $ 53,645,595 $ 45,495,031

Operating costs and expenses:
 Costs of products sold
  (excluding depreciation)   80,169,079   69,714,842    43,417,517   35,289,364
 Selling and administrative  13,856,430   13,922,458     7,049,151    7,117,583
 Depreciation                 3,209,958    3,199,763     1,613,442    1,598,162
 Loss (gain) on disposition
  of assets                       3,733       (8,854)       (5,235)     (17,304)
  Total operating expenses   97,239,200   86,828,209    52,074,875   43,987,805

Income from operations        3,192,974    2,197,217     1,570,720    1,507,226

Other income (expense):
  Interest expense             (127,658)    (163,323)      (66,592)     (69,906)
  Other - net                   395,881     (237,470)      152,496      (85,557)
                                268,223     (400,793)       85,904     (155,463)

Income from continuing operations
 before income taxes          3,461,197    1,796,424     1,656,624    1,351,763
Income tax provision          1,413,000    1,069,000       817,000      777,000
Income from continuing
 operations                   2,048,197      727,424       839,624      574,763

Discontinued operations:
 Loss from operations                 -     (189,803)            -     (270,715)
 Income tax benefit                   -      (50,000)            -      (87,000)
                                      -     (139,803)            -     (183,715)

Net income                 $  2,048,197 $    587,621  $    839,624 $    391,048

Basic and diluted earnings
 per common share:
  Net income from continuing
   operations              $       0.21 $      0.08   $      0.09  $       0.06

  Net loss from discontinued
   operations              $          - $     (0.02)  $         -  $      (0.02)

  Net income               $       0.21 $      0.06   $      0.09  $       0.04

Cash dividends declared
 per share                 $       0.20 $      0.20   $      0.10  $       0.10

Weighted average number of
 common shares outstanding    9,694,948   9,632,497     9,707,497     9,632,497




            See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)





                                           Six Months Ended June 30,

                                             2004             2003

Net cash flows provided by operating
 activities                             $  4,328,210      $  3,208,167

Cash flows from investing activities:
 Purchases of property, plant and
  equipment                               (3,221,940)       (2,405,341)
 Proceeds from sale of business              500,000                 -
 Proceeds from grant                         922,500                 -
 Proceeds from sale of assets                 38,757               818
 Investing activities of discontinued
  operations                                       -          (230,130)

  Net cash flows used in investing
   activities                             (1,760,683)       (2,634,653)

Cash flows from financing activities:
 Proceeds from the issuance of common stock  624,000                 -
 Dividends paid                           (1,936,500)       (1,926,500)

  Net cash flows used in financing
   activities                             (1,312,500)       (1,926,500)

Effect of exchange rate changes on cash
 and cash equivalents                       (262,169)          244,269

Net increase (decrease) in cash and
 cash equivalents                            992,858        (1,108,717)
Cash and cash equivalents at
 beginning of period                      35,738,789        27,788,798

Cash and cash equivalents at
 end of period                          $ 36,731,647      $ 26,680,081


Supplemental information:
 Income tax payments                    $    553,639      $    216,217
 Interest payments                      $    128,518      $    166,279





       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the six and three months ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In addition, the Corporation sold the stock of its Plastics Processing Machinery segment in 2003 (see Note 9) which was accounted for as a discontinued operation. Accordingly, the results of operations for this segment for the prior periods have been reclassified and presented net of tax in the accompanying consolidated statements of operations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2003. The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the operating results expected for the full year.

2. Inventories

   At June 30, 2004 and December 31, 2003, approximately 65% and
   70%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                              (in thousands)
                                          June 30,   December 31,
                                             2004         2003

   Raw materials                          $13,196      $11,803
   Work-in-process                         24,147       23,392
   Finished goods                           8,894        7,894
   Supplies                                 6,173        5,171
                                          $52,410      $48,260

3. Other Current Liabilities

   Other current liabilities were comprised of the following:

                                               (in thousands)
                                         June 30,   December 31,
                                           2004        2003

   Customer-related                      $ 4,590       $ 5,674
   Forward exchange contracts              1,424         2,335
   Other                                   8,220         6,329
                                         $14,234       $14,338

   Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. There have been no significant changes in the liability for product warranty claims for the six months ended June 30, 2004.

4. Comprehensive Income

   The Corporation's comprehensive income for the six and three months ended June 30, 2004 and 2003 consisted of:



                                             (in thousands)
                                    Six Months        Three Months
                                   Ended June 30,    Ended June 30,
                                   2004    2003      2004     2003

   Net income                    $2,048  $  588    $   840 $   391
   Foreign currency translation     453     551       (476)    767
   Adjustment to minimum pension
    liability                      (258)      -        127     (7)
   Unrealized holding gains
    on marketable securities         62      26         60    119
   Change in fair value
    of derivatives                  735    (293)      (192)  (190)
   Comprehensive income          $3,040  $  872     $  359 $1,080


5. Foreign Exchange

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value hedges or cash flow hedges. As of June 30, 2004, approximately $42,451,000 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2004 through July 2009. As of June 30, 2004, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,424,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,447,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated ($1,378,000), net of taxes, as of June 30, 2004. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(589,000), net of taxes, expected to be released to earnings within the next 12 months. During the six months ended June 30, 2004 and 2003, approximately $(529,000) and $(358,000), respectively, net of taxes, were released into earnings and for the three months ended June 30, 2004 and 2003, approximately $(251,000) and $(215,000), respectively, net of taxes, were released.

   Gains (losses) on foreign exchange transactions approximated
   $286,000 and $(245,000) for the six months ended June 30, 2004 and 2003 respectively, and $65,000 and $(82,000) for the three months ended June 30, 2004 and 2003, respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2004, approximately 100% or $2,121,000 of anticipated commodity purchases over the next 12 months is hedged. The fair value of the contracts expected to settle within the next 12 months approximated $312,000 and the fair value of the remaining contracts approximated $3,000 as of June 30, 2004. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive loss and approximated $189,000, net of taxes, as of June 30, 2004. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $187,000, net of taxes, expected to be released to earnings within the next 12 months.

6. Pension and Other Postretirement Benefits

   No contributions were made to the U.S. pension benefit plans during the six months ended June 30, 2004. Contributions to the foreign pension plan approximated $264,000 and net payments for other postretirement benefits approximated $410,000 for the six months ended June 30, 2004.

   Net periodic pension and other postretirement benefit costs include the following components for the six and three months ended June 30, 2004 and 2003:



                                           (in thousands)
                                        U.S. Pension Benefits:
                                   Six Months        Three Months
                                  Ended June 30,     Ended June 30,
                                  2004     2003       2004    2003

   Service cost                 $ 1,037  $ 1,074  $    518  $  537
   Interest cost                  3,315    3,402     1,658   1,701
   Expected return on plan assets(5,105)  (5,410)   (2,553) (2,705)
   Amortization of prior
    service cost                    296      275       148     138
   Actuarial gain                   (62)      (2)      (31)     (1)
   Net benefit income           $  (519) $  (661)   $ (260) $ (330)




                                           (in thousands)
                                      Foreign Pension Benefits:
                                    Six Months       Three Months
                                   Ended June 30,    Ended June 30,
                                   2004    2003      2004    2003

   Service cost                   $ 551   $ 400   $  277  $  200
   Interest cost                    921     679      464     339
   Expected return on plan assets  (869)   (673)    (437)   (336)
   Amortization of prior
    service cost                    386     279      194     140
   Net benefit cost               $ 989   $ 685   $  498  $  343



                                          (in thousands)
                                   Other Postretirement Benefits:
                                     Six Months      Three Months
                                    Ended June 30,  Ended June 30,
                                    2004     2003    2004    2003

   Service cost                   $  119   $  109  $   60  $   55
   Interest cost                     391      391     196     195
   Amortization of prior
    service benefit                 (274)    (274)   (137)   (137)
   Actuarial loss                     79       27      39      14
   Net benefit cost               $  315   $  253  $  158  $  127




7. Earnings Per Share

   Basic earnings per share are computed by dividing income from continuing operations, loss from discontinued operations, and net income by the weighted average number of common shares outstanding for each of the periods. The weighted average number of common shares outstanding for the six and three months ended June 30, 2004 were 9,694,948 and 9,707,497 and for the same periods of the prior year were 9,632,497.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of stock options was 9,755,042 and 9,760,061 shares for the six and three months ended June 30, 2004, respectively, and 9,698,501 and 9,706,863 for the six and three months ended June 30, 2003, respectively.

8. Business Segments

   Presented below are the net sales and income from continuing operations before income taxes for the Corporation's two business segments.



                                           (in thousands)
                               Six Months Ended  Three Months Ended
                                     June 30,         June 30,
                                  2004     2003     2004     2003
   Net Sales:
    Forged and Cast Rolls      $ 63,285 $ 52,388 $ 33,515 $ 27,590
    Air and Liquid Processing    37,147   36,637   20,131   17,905
     Total Reportable Segments $100,432 $ 89,025 $ 53,646 $ 45,495

   Income from continuing oper-
    ations before income taxes:
     Forged and Cast Rolls     $  3,222 $  2,797 $  1,501  $ 1,840
     Air and Liquid Processing    2,437    1,863    1,319      835
      Total Reportable Segments   5,659    4,660    2,820    2,675
      Other expense, including
       corporate costs - net     (2,198)  (2,864)  (1,163)  (1,323)

        Total                  $  3,461 $  1,796 $  1,657  $ 1,352


   Income from continuing operations before income taxes for the Air and Liquid Processing segment for the six months ended June 30, 2004 and 2003 includes approximately $718,000 and $1,180,000, respectively, and for the three months ended June 30, 2004 and 2003 includes approximately $244,000 and $643,000, respectively, for legal and case management costs associated with personal injury claims litigation related to asbestos-containing products and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

9. Acquisitions and Divestitures

  The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment on August 15, 2003. Results of operations for the six and three months ended June 2003 for this segment of approximately $(190,000) and $(271,000) have been reclassified to discontinued operations. Net sales for this segment approximated $12,401,000 and $6,252,000 for the same periods.

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

10.Litigation and Environmental Matters (claims not in thousands)

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


                                                          2004

       Approximate open claims as of June 30, 2004      24,700


       Gross settlement and defense costs (in 000's)   $ 1,261
       for the six months ended June 30, 2004

       Approximate claims settled or dismissed for         218
       the six months ended June 30, 2004



  Of the 24,700 claims open, over 15,000 were made in six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

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

  As of November 24, 2003, the Policyholder Defendants and Utica had settled the Oneida County Litigation as among themselves, although the Oneida County Litigation remained pending because settlement had not been reached with all of the Insurer Defendants. Pursuant to the settlement, Utica accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the costs of responding to asbestos personal injury claims arising out of exposure to alleged asbestos-containing components in products distributed by the Policyholder Defendants that are subsidiaries of the Corporation. Utica's agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue, whether Utica's primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant's exposure to asbestos.

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

  There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation and other issues. Those costs amounted to approximately $728,000 and $223,000 for the six and three months ended June 30, 2004, respectively, in comparison to $1,273,000 and $669,000 for the same periods of the prior year.

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

The improvement in demand from the global steel industry for forged and cast rolls, which began in latter part of 2003, has created a strong backlog (unfilled orders on hand). The weakening of the dollar and the British pound, particularly in relation to the Euro, has improved export sales. The exception being the weaker dollar to the British pound which has adversely impacted sales from the United Kingdom to U.S. customers. Escalation in the price of steel scrap and alloys to unprecedented levels together with the high cost of natural gas has significantly reduced margins. Although raw material surcharges and price increases have been implemented on new orders, margins will not begin to improve until the latter part of 2004 due to the existing high level of backlog.

Because of long lead times for certain products, the Air and Liquid Processing segment was not affected by the weak economy until 2003. Similarly, any rebound in the economy will not immediately improve operating results. In particular, demand for lube oil pumps is expected to remain at low levels for the foreseeable future due to an oversupply of gas turbines in the market. Despite a higher level of backlog which is primarily due to one large, low-margin contract, the segment is also being impacted by a slow down in demand from the construction industry and the resultant reduction in margins following aggressive pricing by competitors as a reduced level of potential business is pursued. A significant increase in the level of capital spending by the manufacturing sector is necessary before earnings are likely to improve.

Operations for the Six and Three Months Ended June 30, 2004 and 2003

Net Sales. Net sales for the six and three months ended June 30, 2004 were $100,432,000 and $53,646,000, respectively, compared to $89,025,000 and $45,495,000 for the same periods of 2003. A discussion of year-to-date and second quarter sales for the Corporation's two segments is included below. Order backlogs approximated $130,516,000 at June 30, 2004 in comparison to $112,923,000 at December 31, 2003. The increase is attributable to improvements in backlog for each of the segments.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 79.8% and 78.3% of net sales for the six months ended June 30, 2004 and 2003, respectively, and 80.9% and 77.6% of net sales for the three months ended June 30, 2004 and 2003, respectively. The increase is due to product mix as well as higher raw material and natural gas costs particularly for the Forged and Cast Rolls segment.

Selling and Administrative. Selling and administrative expenses for the six and three months ended June 30, 2004 are comparable to that of the same periods of the prior year. Volume-related expenses such as commissions increased in connection with the higher sales levels, however, were offset by lower legal costs for case management and insurance recovery relating to lawsuits filed in connection with asbestos-containing products manufactured decades ago.

Income from Operations. Income from operations for the six and three months ended June 30, 2004 approximated $3,193,000 and $1,571,000, respectively, in comparison to $2,197,000 and $1,507,000 for the same periods of the prior year. A discussion of year-to-date and second quarter results for the Corporation's two segments is included below.

Forged and Cast Rolls. Sales for the six and three months ended June 30, 2004 improved over the comparable prior year periods. A stronger demand by the steel industry contributed to the increase in sales, including an improvement in the level of export sales which have also been aided by more favorable foreign exchange rates. The benefit to operating income from the additional volume was offset by higher natural gas, steel scrap and alloy costs. Additionally, the quarter was negatively impacted by one-time operational problems at the U.K. facility resulting in a loss for the quarter against operating income for the prior year quarter. Raw material surcharges have been added to the selling price of incoming orders; however, the level of order backlog is such that it will be towards year end before the escalation in costs will begin to be recovered. Backlog approximated $95,726,000 as of June 30, 2004 in comparison to $74,420,000 as of June 30, 2003. The increase is reflective of the improvement in demand for both the U.S. and U.K. operations and closure of several foreign competitors.

Air and Liquid Processing. Sales and operating income improved for the six and three months ended June 30, 2004 in comparison to the same periods of the prior year due primarily to additional volume for the pumps business, which benefited from an increase in shipments of replacement parts. While sales for the quarter for the air handling company improved from higher order intake earlier in the year, sales and operating income for each of the periods improved only marginally because of competitive market constraints. Results for the heat exchange coil operations remain inline with the prior year periods. Although this segment continues to be adversely impacted by legal and case management costs associated with personal injury claims and insurance recovery litigation associated with asbestos-containing products and indemnity payments not expected to be recovered from insurance carriers, these costs decreased by approximately $462,000 and $399,000 for the six and three months ended June 30, 2004 against the same periods of the prior year. Backlog approximated $34,790,000 as of June 30, 2004 in comparison to $26,609,000 as of June 30, 2003; the increase is attributable to one large contract for air handling units.

Other Income (Expense). Other income (expense) for the six and three months ended June 30, 2004 approximated $268,000 and $86,000, respectively, in comparison to other expense of $(401,000) and $(155,000)
for the six and three months ended in 2003, respectively. The change is due primarily to gains on foreign exchange transactions in 2004 versus losses on foreign exchange transactions in 2003.

Income Taxes. The effective tax rate for continuing operations for the six months ended June 30, 2004 approximated 40.8% and for the three months ended June 30, 2004 approximated 49.3% in comparison to 59.5% and 57.5% for the comparable prior year periods. The 2003 effective rate includes establishing valuation allowances against certain foreign net operating losses and foreign tax credits.

Discontinued Operations. Loss from discontinued operations includes, net of tax, the results of operations for the Plastic Processing Machinery segment which was sold in August 2003. This segment incurred pre-tax losses of approximately $(190,000) and $(271,000) for the six and three months ended June 30, 2003 on sales of $12,401,000 and $6,252,000 for the respective periods.

Net Income. As a result of all of the above, the Corporation earned net income for the six and three months ended June 30, 2004 of $2,048,000 and $840,000, respectively, in comparison to $588,000 and $391,000, respectively, for the six and three months ended June 30, 2003.

Liquidity and Capital Resources

Net cash flows provided by operating activities amounted to $4,328,000 for the six months ended June 30, 2004 in comparison to $3,208,000 for the six months ended June 30, 2003.

Net cash flows used in investing activities were $1,761,000 for the six months ended June 30, 2004 and $2,635,000 for the six months ended June 30, 2003. Capital expenditures approximated $3,222,000 and $2,405,000, respectively, for the same periods then ended. As of June 30, 2004, future capital expenditures totaling $5,342,000 have been approved. Funds on-hand, funds generated by future operations, proceeds from U.K. government grants of which $923,000 has been received to date and available lines of credit are expected to be sufficient to finance capital expenditure requirements. The Corporation also received the final proceeds from the sale of its Plastics Processing Machinery segment of $500,000 during the first quarter of 2004.

Net cash flows used in financing activities were $1,313,000 for the six months ended June 30, 2004 and related to the payment of quarterly dividends at a rate of $0.10 per share offset by the proceeds from the issuance of stock under the Corporation's stock option plan. Net cash flows used in financing activities for the six months ended June 30, 2003 were $1,927,000 and related to the payment of quarterly dividends at a rate of $0.10 per share.

The increase in the value of the British pound against the dollar reduced cash and cash equivalents by $262,000 for the six months ended June 30, 2004.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at June 30, 2004 was approximately $8,000,000 (including 2,100,000 GBP in the U.K. and 400,000 Euros in Belgium).

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

Items 2-3 None

Item 4  Submission of Matters to a Vote of Security Holders

        On April 29, 2004 at the annual meeting of shareholders, the following individuals were elected directors of the Corporation by the following votes:

                                        For      Withheld

        Leonard M. Carroll           8,902,249    71,002
        Laurence E. Paul             8,757,927   215,324
        Ernest G. Siddons            8,781,379   191,872


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

            (b)  By-laws

                 Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 2001.

                 Attached hereto as Exhibit 3 is an amendment to the by-laws adopted by the Board of Directors of the Corporation as of June 1, 2004 amending
                 Article II, Section 8 and Article III, Sections 4 and 5.

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

            (2) Certification of Vice President, Controller and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32. Section 1350 Certifications

            (1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (2) Certification of Vice President, Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Dated April 21, 2004 announcing the Corporation's results for the three months ended March 31, 2004.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  August 5, 2004            BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      Chairman and
                                        Chief Executive Officer




DATE:  August 5, 2004            BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

                   AMPCO-PITTSBURGH CORPORATION

                           EXHIBIT INDEX





Exhibit 3 -  Articles of Incorporation and By-laws

             Amendment to the by-laws adopted by the Board of Directors of the Corporation as of June 1, 2004


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