Form 10-Q
period 2004-09-30
AMPCO PITTSBURGH CORP
filed 2004-11-08
CIK 6176

FORM 1O-Q


             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


      (Mark one)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION  13  or  15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

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

                       YES  X       NO



On November 8, 2004, 9,724,997 common shares were outstanding.

                AMPCO-PITTSBURGH CORPORATION

                            INDEX


                                                          Page No.


Part I - Financial Information:

           Item 1 - Consolidated Financial Statements

           Consolidated Balance Sheets -
             September 30, 2004 and December 31, 2003            3

           Consolidated Statements of Operations -
             Nine Months Ended September 30, 2004 and 2003
             Three Months Ended September 30, 2004 and 2003      4

           Condensed  Consolidated Statements of Cash  Flows-
             Nine Months Ended September 30, 2004 and 2003       5

           Notes to Consolidated Financial Statements            6

           Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                         14

           Item 3 - Quantitative and Qualitative
             Disclosures about Market Risk                      17

           Item 4 - Controls and Procedures                     18

Part II - Other Information:

              Item 1 - Legal Proceedings                        19

              Item 5 - Other Information                        19

              Item 6 - Exhibits                                 19

           Signatures                                           21

           Exhibit Index                                        22

           Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

               PART I - FINANCIAL INFORMATION
                AMPCO-PITTSBURGH CORPORATION
                 CONSOLIDATED BALANCE SHEETS
                         (UNAUDITED)

                                   September 30,    December 31,
                                       2004             2003


Assets
Current assets:
Cash and cash equivalents           $ 37,428,455     $ 35,738,789
Receivables, less allowance for
 doubtful accounts of $869,770 in
 2004 and $542,594 in 2003            37,812,098       38,801,415
Inventories                           52,612,695       48,260,368
Other                                  8,577,324       11,549,540
     Total current assets            136,430,572      134,350,112

Property, plant and equipment,
 at cost:
  Land and land improvements           4,219,527        4,219,403
  Buildings                           25,138,643       25,148,729
  Machinery and equipment            134,075,071      130,015,316
                                     163,433,241      159,383,448
  Accumulated depreciation            94,421,341       89,885,025
     Net property, plant and
      equipment                       69,011,900       69,498,423

Prepaid pensions                      24,880,916       24,104,233
Goodwill                               2,694,240        2,694,240
Other noncurrent assets                3,528,830        3,500,869
                                    $236,546,458     $234,147,877

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                    $ 14,324,649     $ 11,178,162
Accrued payrolls and employee benefits 9,261,471        7,932,751
Other                                 14,527,086       14,930,841
     Total current liabilities        38,113,206       34,041,754

Employee benefit obligations          16,389,201       16,692,099
Deferred income taxes                 20,946,281       20,555,776
Industrial Revenue Bond debt          13,311,000       13,311,000
Other noncurrent liabilities           4,713,989        5,002,033
     Total liabilities                93,473,677       89,602,662

Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                        -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,714,997 in 2004 and
 9,653,497 in 2003                     9,714,997        9,653,497
Additional paid-in capital           103,861,130      103,211,130
Retained earnings                     36,821,432       39,564,359
Accumulated other comprehensive loss  (7,324,778)      (7,883,771)
     Total shareholders' equity      143,072,781      144,545,215
   Total liabilities and shareholders'
     equity                         $236,546,458     $234,147,877



       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



                           Nine Months Ended Sept. 30,    Three Months Ended Sept. 30,
                                 2004           2003            2004         2003



Net sales                    $151,354,311   $132,383,635   $ 50,922,137   $ 43,358,209

Operating costs and expenses:
 Costs of products sold
  (excluding depreciation)    124,299,303    103,928,965     44,130,224     34,214,123
 Selling and administrative    21,051,749     20,026,474      7,195,319      6,104,016
 Depreciation                   4,791,466      4,740,501      1,581,508      1,540,738
 Loss (gain) on disposition
  of assets                        23,961        (16,377)        20,228         (7,523)
   Total operating expenses   150,166,479    128,679,563     52,927,279     41,851,354

Income (loss) from operations   1,187,832      3,704,072     (2,005,142)     1,506,855

Other income (expense):
 Interest expense                (207,687)      (252,459)       (80,029)       (89,136)
 Other - net                      451,736       (264,974)        55,855        (27,504)
                                  244,049       (517,433)       (24,174)      (116,640)

Income (loss) from continuing
 operations before income taxes 1,431,881      3,186,639     (2,029,316)     1,390,215
Income tax provision (benefit)  1,261,409      1,558,000       (151,591)       489,000
Income (loss) from continuing
  operations                      170,472      1,628,639     (1,877,725)       901,215

Discontinued operations:
 Loss from operations, including
 loss on disposal of $4,600,212
 in 2003                                -     (5,356,228)             -     (5,166,425)
 Income tax benefit                     -       (234,295)             -       (184,295)
                                        -     (5,121,933)             -     (4,982,130)

Net income (loss)            $    170,472   $ (3,493,294)  $ (1,877,725)  $ (4,080,915)

Basic and diluted earnings
 per common share:
  Net income (loss) from
   continuing operations     $       0.02   $        0.17  $      (0.19)  $       0.09

  Net loss from discontinued
   operations                $          -   $       (0.53) $           -  $      (0.51)

  Net income (loss)          $       0.02   $       (0.36) $       (0.19) $      (0.42)

Cash dividends declared
 per share                   $        .30   $         .30  $         .10  $        .10

Weighted average number of
 common shares outstanding      9,699,654       9,633,695      9,708,964     9,636,051







       See Notes to Consolidated Financial Statements.

                AMPCO-PITTSBURGH CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                        Nine Months Ended Sept. 30,
                                             2004           2003



Net cash flows provided by operating
 activities                            $  7,877,047      $  7,342,393

Cash flows from investing activities:
 Purchases of property, plant
  and equipment                          (5,250,618)       (3,686,939)
 Proceeds from sale of business             500,000        14,600,000
 Proceeds from grant                        922,500                 -
 Proceeds from sale of assets                38,757               818
 Investing activities of discontinued
  operations                                      -          (212,252)

  Net cash flows (used in) provided
   by investing activities               (3,789,361)       10,701,627

Cash flows from financing activities:
 Proceeds from the issuance of
  common stock                             721,500            166,202
 Dividends paid                         (2,907,249)        (2,889,749)

  Net cash flows used in financing
   activities                           (2,185,749)        (2,723,547)

Effect of exchange rate changes on cash
 and cash equivalents                     (212,271)           324,966

Net increase in cash and cash
 equivalents                             1,689,666         15,645,439
Cash and cash equivalents at
 beginning of period                    35,738,789         27,788,798

Cash and cash equivalents at
 end of period                        $ 37,428,455       $ 43,434,237


Supplemental information:
 Income tax payments                  $    570,419       $    206,591
 Interest payments                    $    204,171       $    256,404

Noncash investing activities - see Note 9.




       See Notes to Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Unaudited Consolidated Financial Statements

   The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the nine and three months ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. Certain amounts for the preceding periods have been reclassified for comparability with the 2004 presentation. In addition, the Corporation sold the stock of its Plastics Processing Machinery segment in 2003 (see
   Note 9) which was accounted for as a discontinued operation. Accordingly, the results of operations for this segment for the prior periods have been reclassified and presented net of tax in the accompanying consolidated statements of operations.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in the Corporation's annual report to shareholders on Form 10-K for the year ended December 31, 2003. The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year.

2. Inventories

   At September 30, 2004 and December 31, 2003, approximately 65% and 70%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                              (in thousands)
                                       September 30,  December 31,
                                           2004           2003

   Raw materials                          $13,583        $11,803
   Work-in-process                         26,364         23,392
   Finished goods                           6,539          7,894
   Supplies                                 6,127          5,171
                                          $52,613        $48,260

3. Other Current Liabilities

   Other current liabilities were comprised of the following:

                                               (in thousands)
                                        September 30,  December 31,
                                             2004         2003

   Customer-related                      $ 4,830       $ 5,675
   Forward exchange contracts              1,355         2,335
   Accrued commissions                     1,891         2,080
   Other                                   6,451         4,841
                                         $14,527       $14,931

   Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. There have been no significant changes in the liability for product warranty claims for the nine months ended September 30, 2004.

4. Comprehensive Income (Loss)

   The Corporation's comprehensive income (loss) for the nine and three months ended September 30, 2004 and 2003 consisted of:


                                            (in thousands)
                                  Nine Months        Three Months
                               Ended September 30, Ended September 30,
                                  2004    2003        2004     2003

   Net income (loss)           $  170  $(3,493)   $(1,878) $(4,081)
   Foreign currency translation   140      722       (313)     172
   Adjustment to minimum
    pension liability            (138)       -        120        -
   Unrealized holding gains
    (losses) on marketable
   securities                      38        6        (23)     (20)
   Change in fair value
    of derivatives                519     (230)      (217)      62
   Comprehensive income (loss) $  729  $(2,995)   $(2,311) $(3,867)

5. Foreign Exchange

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value hedges or cash flow hedges. As of September 30, 2004, approximately $55,132,000 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2004 through September 2009. As of September 30, 2004, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,355,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,904,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $(1,646,000), net of taxes, as of September 30, 2004.

   The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(616,000), net of taxes, expected to be released to earnings within the next 12 months. During the nine months ended September 30, 2004 and 2003, approximately $(718,000) and $(551,000), respectively, net of taxes, were released into earnings and for the three months ended September 30, 2004 and 2003, approximately $(188,000) and $(193,000), respectively, net of taxes, were released.

   Gains (losses) on foreign exchange transactions approximated $297,000 and $(301,000) for the nine months ended September 30, 2004 and 2003 respectively, and $10,000 and $(56,000) for the three months ended September 30, 2004 and 2003, respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2004, approximately 100% or $2,312,000 of anticipated commodity purchases over the next 12 months is hedged. The fair value of the contracts expected to settle within the next 12 months approximated $400,000 and the fair value of the remaining contracts approximated $2,000 as of September 30, 2004. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive loss and approximated $241,000, net of taxes, as of September 30, 2004. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $240,000, net of taxes, expected to be released to earnings within the next 12 months.

6. Pension and Other Postretirement Benefits

   No contributions were made to the U.S. pension benefit plans during the nine months ended September 30, 2004. Contributions to the foreign pension plan approximated $414,000 and net payments for other postretirement benefits approximated $669,000 for the nine months ended September 30, 2004.

   Net periodic pension and other postretirement benefit costs include the following components for the nine and three months ended September 30, 2004 and 2003:

                                        (in thousands)
                                        U.S. Pension Benefits:
                               Nine Months Ended Three Months Ended
                                  September 30,     September 30,
                                  2004    2003      2004    2003


   Service cost                $  1,530  $ 1,652  $   493 $   578
   Interest cost                  4,996    5,229    1,681   1,827
   Expected return on plan
    assets                       (7,648)  (8,321)  (2,543) (2,911)
   Amortization of prior
    service cost                    443      423      147     148
   Actuarial gain                  (100)      (3)     (38)     (1)
   Net benefit income          $   (779) $(1,020)  $ (260) $ (359)




                               - 8 -



                                           (in thousands)
                                     Foreign Pension Benefits:
                               Nine Months Ended Three Months Ended
                                  September 30,     September 30,
                                  2004    2003      2004    2003

   Service cost                 $   826 $   590   $  275  $  190
   Interest cost                  1,381   1,000      460     321
   Expected return on plan
    assets                       (1,303)   (992)    (434)   (319)
   Amortization of prior
   service cost                     578     412      192     133
   Net benefit cost             $ 1,482 $ 1,010   $  493  $  325


                                        (in thousands)
                                  Other Postretirement Benefits:
                               Nine Months Ended Three Months Ended
                                  September 30,     September 30,
                                  2004    2003      2004    2003

   Service cost                  $  208  $  164   $   89  $   55
   Interest cost                    579     586      188     195
   Amortization of prior
    service benefit                (411)   (412)    (137)   (138)
   Actuarial loss                   111      40       32      13
   Net benefit cost              $  487  $  378   $  172  $  125






7. Earnings Per Share

   Basic earnings per share are computed by dividing income (loss) from continuing operations, loss from discontinued operations, and net income (loss) by the weighted average number of common shares outstanding for each of the periods. The weighted average number of common shares outstanding for the nine and three months ended September 30, 2004 were 9,699,654 and 9,708,964 and for the same periods of the prior year were 9,633,695 and 9,636,051, respectively.

   The computation of diluted earnings per share is similar to basic earnings per share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of stock options was 9,758,783 and 9,764,693 shares for the nine and three months ended September 30, 2004, respectively, and 9,692,924 and 9,687,212 for the nine and three months ended September 30, 2003, respectively.

8. Business Segments

   Presented below are the net sales and income (loss) from continuing operations before income taxes for the Corporation's two business segments.

                                           (in thousands)
                                  Nine Months Ended    Three Months Ended
                                    September 30,    September 30,
                                   2004      2003    2004    2003


   Net Sales:
    Forged and Cast Rolls         $ 95,049 $ 78,948 $ 31,764  $ 26,560
    Air and Liquid Processing       56,305   53,436   19,158    16,798
     Total Reportable Segments    $151,354 $132,384 $ 50,922  $ 43,358

   Income (loss) from continuing
    operations before income taxes:
     Forged and Cast Rolls        $  1,571 $  4,434 $ (1,651) $ 1,637
     Air and Liquid Processing       3,819    2,917    1,382    1,054
      Total Reportable Segments      5,390    7,351     (269)   2,691
      Other expense, including
       corporate costs - net        (3,958)  (4,164)  (1,760)  (1,301)

        Total                     $  1,432 $  3,187 $ (2,029) $ 1,390




   Income (loss) from continuing operations before income taxes for the Air and Liquid Processing segment for the nine months ended September 30, 2004 and 2003 includes approximately $783,000 and $1,442,000, respectively, and for the three months ended September 30, 2004 and 2003 includes approximately $65,000 and $328,000, respectively, for legal and case management costs associated with personal injury claims litigation and insurance recovery litigation related to asbestos-containing products and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

9. Acquisitions and Divestitures

  The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment on August 15, 2003. A loss on disposal of approximately $4,600,000 including loss on sale, curtailment and settlement of existing pension obligations and provision for environmental remediation (see Note 10) was recognized. Additionally, results of operations for the nine and three months ended September 2003 for this segment of approximately $(756,000) and $(566,000) were reclassified to discontinued operations. Net sales for this segment approximated $15,002,000 and $2,602,000 for the same periods.

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

  The Corporation continues to evaluate potential acquisitions to maximize shareholder value.

10.Litigation and Environmental Matters (claims not in thousands)

  The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. Those subsidiaries, and in some cases, the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following reflects information about these cases:

    Approximate open claims as of September 30, 2004:   25,000

    Gross settlement and defense costs (in 000's) for
    the nine months ended September 30, 2004:           $2,203

    Approximate claims settled or dismissed for the
    nine months ended September 30, 2004:                  260

  Of the 25,000 open claims, over 15,000 were six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

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

  There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation and other issues. Those costs amounted to approximately $807,000 and $79,000 for the nine and three months ended September 30, 2004, respectively, in comparison to $1,610,000 and $340,000 for the same periods of the prior year.

  With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at two third-party landfill sites used by a division in one instance and a subsidiary in the other that were previously sold or discontinued. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100,000 which will be paid over several years and was provided for in the third quarter of 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

11.Flood Damage

  In September 2004, the Carnegie, Pennsylvania plant of the Corporation's Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. The plant is the larger of the two forged hardened steel roll finishing operations. As of September 30, 2004, the Corporation recorded a receivable from its insurer of approximately $1,000,000 for estimated clean up costs and recovery of fixed expenses incurred through quarter end. Property and business interruption insurance claims will be made when the full extent of lost shipments and production can be measured. The plant is expected to be in full production in early November. For the nine and three months ended September 30, 2004, uninsured costs of approximately $500,000 were recorded.

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

The Corporation operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Corporation's businesses are cyclical and have been affected by the severe downturn in the economy including lack of capital spending by the manufacturing sector. However, during 2004, there has been an increase in the level of activity in the Forged and Cast Rolls segment which serves the global steel industry. Unfortunately, in September, the segment was negatively impacted by lost shipments and uninsured costs resulting from flood damage at a significant plant in Pennsylvania caused by the remnants of Hurricane Ivan. Disruption is expected to continue until early November. Property and business interruption insurance claims will be made when the full extent of the losses are determined.

The improvement in demand from the global steel industry for forged and cast rolls, which began in the latter part of 2003, has created a strong backlog (unfilled orders on hand). The weakening of the dollar and the British pound, particularly in relation to the Euro, has improved export sales. The exception being the weaker dollar to the British pound which has adversely impacted sales from the United Kingdom to U.S. customers. Escalation in the price of steel scrap and alloys to unprecedented levels together with the high cost of natural gas has significantly reduced margins. Although raw material and energy surcharges and price increases have been implemented on new orders, margins will not begin to improve until the latter part of 2004 due to the existing high level of backlog.

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

Operations for the Nine and Three Months Ended September 30, 2004
and 2003

Net Sales. Net sales for the nine and three months ended September 30, 2004 were $151,354,000 and $50,922,000, respectively, compared to $132,384,000 and $43,358,000 for the same periods of 2003.  A discussion of year-to-date and third quarter sales for the Corporation's two segments is included below. Order backlogs approximated $133,596,000 at

September 30, 2004 in comparison to $112,923,000 at December 31,
2003. The increase is attributable to improvements in backlog for each of the segments, principally the Forged and Cast Rolls segment.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 82.1% and 78.5% of net sales for the nine months ended September 30, 2004 and 2003, respectively, and 86.7% and 78.9% of net sales for the three months ended September 30, 2004 and 2003, respectively. The increase is due to product mix, higher raw material and natural gas costs, and uninsured costs resulting from flood damage arising from Hurricane Ivan.

Selling and Administrative. Selling and administrative expenses for the nine and three months ended September 30, 2004 exceeded the comparable prior year periods. The increase is attributable to higher commission expense resulting from improved sales volumes and significant professional fees relating to the Corporation's efforts to meet the requirements of the Sarbanes-Oxley Act of 2002.

Income (Loss) from Operations. Income (loss) from operations for the nine months ended September 30, 2004 and 2003 approximated $1,188,000 and $3,704,000, respectively, and for the three months ended September 30, 2004 and 2003, respectively, approximated $(2,005,000) and $1,507,000, respectively. A discussion of year-to-date and third quarter results for the Corporation's two segments is included below.

Forged and Cast Rolls. Although operations for the nine and three months ended September 30, 2004 were negatively impacted by Hurricane Ivan, sales continued to improve over the comparable prior year periods. A stronger demand by the steel industry contributed to the increase, including an improvement in the level of export sales which have also been aided by more favorable foreign exchange rates. The benefit to operating income from the additional volume was more than offset by higher natural gas, steel scrap and alloy costs and uninsured flood costs resulting in a loss for the quarter. Additionally, operating results for the quarter and year-to-date were negatively impacted by losses at its U.K. facility in comparison to operating income for the prior year periods. Raw material and energy surcharges have been added to the selling price of incoming orders; however, the level of order backlog is such that it will be towards year end before some of the escalation in costs will begin to be recovered. Backlog approximated $103,756,000 as of September 30, 2004 in comparison to $79,519,000 as of September 30, 2003. The increase is reflective of the improvement in demand for both the U.S. and U.K. operations, inclusion of surcharges and closure of several foreign competitors.

Air and Liquid Processing. Sales and operating income improved for the nine and three months ended September 30, 2004 in comparison to the same periods of the prior year due primarily to the air handling business which benefited from one large project and product mix. While sales and operating income for the heat exchange business were favorably impacted by a change in product mix during the quarter and a recent up-tick in the market, a higher content of OEM orders, which have lower margins, resulted in year-to-date operating income comparable to that of the prior year. Results for the pumps operation remain in line with the prior year periods. Although this segment continues to be adversely impacted by legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing products and indemnity payments not expected to be recovered from insurance carriers, these costs decreased by approximately $659,000 and $263,000 for the nine and three months ended September 30, 2004 against the same periods of the prior year. Backlog approximated $29,840,000 as of September 30, 2004 in comparison to $26,448,000 as of September 30, 2003; the increase is attributable to additional orders for the heat exchange business, the majority of which are scheduled to ship in 2005.

Other Income (Expense). Other income (expense) for the nine months ended September 30, 2004 and 2003 approximated $244,000 and $(517,000), respectively, and for the three months ended September 30, 2004 and 2003 approximated $(24,000) and $(117,000). The change is due primarily to gains on foreign exchange transactions in 2004 versus losses on foreign exchange transactions in 2003.

Income Taxes. The effective tax rate for continuing operations approximated 88.1% and 48.9% for the nine months ended September 30, 2004 and 2003, respectively. The increase is due primarily to losses at the Corporation's U.K. operations for which no tax benefit has been provided. The effective tax rate for continuing operations approximated (7.5%) and 35.2% for the three months ended September 30, 2004 and 2003, respectively. The variance arises from changes in the earnings mix with respect to the Corporation's US and non-US operations.

Discontinued Operations. Loss from discontinued operations includes, net of tax, results of operations for the Plastic Processing Machinery segment which was sold in August 2003, and the associated loss on disposal. This segment incurred pre-tax losses of approximately $(756,000) and $(566,000) for the nine and three months ended September 30, 2003 on sales of $15,002,000 and $2,602,000 for the respective periods. The loss on disposal includes the loss on sale, curtailment and settlement of existing pension obligations and provision for environmental remediation and approximated $4,600,000.

Net Income (Loss). As a result of all of the above, the Corporation's net income (loss) for the nine months ended September 30, 2004 and 2003 equaled $170,000 and $(3,493,000), respectively, and $(1,878,000) and $(4,081,000) for the three months ended
September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities of $7,877,000 and $7,342,000 for the nine months ended September 30, 2004 and 2003, respectively, were comparable.

Net cash flows (used in) provided by investing activities were $(3,789,000) and $10,702,000 for the nine months ended September 30, 2004 and 2003, respectively. The decrease is due primarily to proceeds from the 2003 sale of the Plastics Processing Machinery segment of which $14,600,000 was received in 2003 and $500,000 was received in 2004. Capital expenditures approximated $5,251,000 and $3,687,000, respectively, for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, future capital expenditures totaling $4,223,000 have been approved. Funds on-hand, funds generated by future operations, proceeds from U.K. government grants of which $923,000 has been received to date and available lines of credit are expected to be sufficient to finance capital expenditure requirements.

Net cash flows used in financing activities were $(2,186,000) and $(2,724,000) for the nine months ended September 30, 2004 and 2003, respectively, and related to the payment of quarterly dividends at a rate of $0.10 per share offset by the proceeds from the issuance of stock under the Corporation's stock option plan.

The increase in the value of the British pound against the dollar reduced cash and cash equivalents by $212,000 for the nine months ended September 30, 2004.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at September 30, 2004 was approximately $8,000,000 (including 2,100,000 GBP in the U.K. and 400,000 Euros in Belgium).

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

Item 2-4  None

Item 5  Other Information

        The Corporation's chief executive officer and chief financial officer have provided the certifications with respect to the Form 10-Q that are required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications have been filed as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.

Item 6  Exhibits

        3. Articles of Incorporation and By-laws

            (i)  Articles of Incorporation

                 Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1983, March 31, 1984, March 31, 1985, March 31, 1987 and
                 September 30, 1998.

            (ii) By-laws

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

        4.    Instruments defining the rights of securities holders

              (1) Rights Agreement between Ampco-Pittsburgh Corporation and
                  Chase Mellon Shareholder Services dated as of
                  September 28, 1998.


                  Incorporated by reference to the Form 8-K Current Report dated September 28, 1998.

        10. Material Contracts

            (1)  1988 Supplemental Executive Retirement Plan

                 Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

            (2) Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-
                 Pittsburgh Corporation.

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

            (3)  1997 Stock Option Plan, as amended.

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





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  November 8, 2004          BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      Chairman and
                                        Chief Executive Officer




DATE:  November 8, 2004          BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

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