Form 10-K/A
period 2003-12-31
AMPCO PITTSBURGH CORP
filed 2005-02-04
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 3, 2005, 9,757,497 common shares were outstanding.

Explanatory Note

Ampco-Pittsburgh Corporation (the “Corporation”) is filing this Form 10K/A for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the years ended December 31, 2001 through 2003. The restatement pertains to a correction of an overprovision for income taxes in connection with interest receivable from a foreign subsidiary.

This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This restatement includes changes to Items 6, 7, 7A, 8, 9A and 15. Items included in the original Form 10-K that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing.

PART II

ITEM 6 - SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2003(1)(5)	2002(2)(5)	2001(3)(5)	2000	1999(4)
Net sales	$180,233	$187,756	$191,843	$192,486	$178,286
Income (loss) from continuing operations	2,908	6,291	(446)	15,375	14,114
Net (loss) income	(2,190)	2,590	(586)	16,192	15,144
Total assets	234,123	236,462	241,571	244,464	235,808
Long-term obligations	13,311	13,311	13,311	13,311	13,311
Shareholders’ equity	145,630	150,747	157,804	162,477	152,620
Basic and diluted earnings per common share:
Income (loss) from continuing operations	0.30	0.65	(0.05)	1.60	1.47
Net (loss) income	(0.23)	0.27	(0.06)	1.68	1.58
Per common share:
Cash dividends declared	0.40	0.40	0.40	0.40	0.40
Shareholders’ equity	15.08	15.65	16.42	16.92	15.91
Market price at year end	13.67	12.16	10.75	12.00	10.13
Weighted average common shares outstanding	9,637	9,625	9,605	9,601	9,586
Number of shareholders	842	891	929	1,027	1,138
Number of employees	1,152	1,207	1,355	1,470	1,596

(1)	Income (loss) from continuing operations includes pre-tax litigation charges of $2,393.
(2)	Income (loss) from continuing operations includes pre-tax litigation charges of $670 and net (loss) income includes the after-tax write off of goodwill of $2,894.
(3)	Income (loss) from continuing operations includes pre-tax restructuring and other charges of $7,280 and pre-tax litigation costs of $2,378.
(4)	Includes results of Davy Roll from the August 2, 1999 date of acquisition.
(5)	Restated – See Note 19 to Consolidated Financial Statements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands, except per share amounts)

Subsequent to the issuance of the Corporation’s 2003 consolidated financial statements, the Corporation determined that deferred tax liabilities were not required to be provided for interest receivable from its U.K. subsidiary on intercompany debt owed to the Corporation. Accordingly, the Corporation has reversed deferred tax liabilities previously provided and has restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 from the amounts previously reported. The effect of reversing the deferred tax liabilities was to decrease previously reported net loss for 2003 and 2001 by $359 and $397, respectively, and increase previously reported net income for 2002 by $329. The accompanying Management’s Discussion and Analysis gives effect to this restatement.

Executive Overview

Ampco-Pittsburgh Corporation (the Corporation) currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Corporation operated a third segment, the Plastics Processing Machinery segment, which was sold in August 2003.

The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel), the world’s largest manufacturer of forged hardened steel rolls with its principal operations in Pennsylvania and Indiana, and Davy Roll Company Limited (Davy Roll), a manufacturer of cast rolls which has manufacturing facilities in England. Rolls are supplied to the metals industry principally to steel producers throughout the world. More than half of the annual sales are shipped to destinations outside the segment’s own domestic borders.

The Air and Liquid Processing segment consists of Aerofin Corporation (Aerofin), Buffalo Air Handling Company (Buffalo Air Handling) and Buffalo Pumps, Inc. (Buffalo Pumps). Aerofin and Buffalo Air Handling have operations in Virginia and Buffalo Pumps is headquartered in New York. Aerofin produces heat exchange coils for a variety of users including HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling produces custom designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power generation industries. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S.

The Corporation operates cyclical businesses that have been affected by the severe downturn in the economy and lack of capital spending by the manufacturing sector. Weak U.S. and European steel industries and the strength of the U.S. dollar, which has significantly reduced the profitability of export sales, have adversely impacted results of the Forged and Cast Rolls segment for several years. Excess capacity in the roll industry has also depressed selling prices as producers fought for available business. The current year saw some improvement in demand and relief from the weakening of the U.S. dollar. Additionally, earnings were bolstered by the sale of technology to China. Unprecedented increases in the price of scrap metals and ferroalloys during 2003 together with the already high cost of natural gas will make it difficult to materially improve profits in 2004. Despite this, the Corporation continues to invest in capital equipment to allow the segment to maintain its technology leadership and to expand the capacity of Davy Roll to meet the demands of its market following the demise of several European competitors.

The Air and Liquid Processing segment was not impacted by the weak economy until 2003. Long lead times for its products cause sales to lag any downturn. When the fall came, however, it was dramatic with earnings off seventy percent in 2003 from 2002. Particularly, Buffalo Air Handling experienced a significant reduction in new construction projects for the pharmaceutical, health care, education and auto markets. Additionally, when potential opportunities arose, competition starved for work drove prices and margins lower. An even bigger impact resulted from lack of demand for Buffalo Pumps’ lube oil pumps. For several years, this product benefited from a spike in sales of gas turbines for power generation which have dropped to only a fraction of recent levels. Each of the businesses has reduced its manning levels and improved manufacturing methods to enhance productivity during the downturn. Product offerings have also been upgraded and expanded which will partially offset the expected long-term reduction in the demand for power generation equipment.

Defending the Corporation against claims for personal injury alleged to result from asbestos-containing product manufactured as many as sixty years ago is a major task for Corporate management and the Air and Liquid Processing group. The Corporation believes substantially all of the claims are covered by insurance; however, such coverage is currently subject to challenge in the courts (see Note 16 to Consolidated Financial Statements).

The sale of the Plastics Processing Machinery segment eliminated loss-making operations. The transfer of building of machinery to lower cost producers in China and Asia made it unlikely for the segment to return to profitability. Accordingly, an unsolicited approach from a competitor for a cash purchase was attractive, despite a loss on the transaction, and added to the Corporation’s liquidity.

Efforts have and will continue to be made to find suitable investments or acquisitions.

Consolidated Results of Operations Overview

Consolidated sales and operating income for 2003, 2002 and 2001 were as indicated below. The sale of the Plastics Processing Machinery segment is accounted for as a discontinued operation; accordingly, results for this segment for the current and prior years have been reclassified from continuing operations to discontinued operations. A full discussion of the operating results for each of the segments is reviewed later in this section.

The Corporation

	2003	2002	2001
Sales	$180,233	$187,756	$191,843
Operating income	$5,061	$11,034	$1,299
Backlog	$112,923	$100,922	$102,629

Sales for 2003 were lower than 2002 as a result of the continued decline in the demand for power generation equipment and reduction in construction spending for the Air and Liquid Processing group offset by increased volume for the Forged and Cast Rolls segment, especially in foreign markets. Sales for 2002 decreased from 2001 for both of the segments due to the decline in the industrial economy and the sale of the small metals forging and feed roll businesses in June 2002 and May 2001, respectively.

Operating income decreased by $5,973 in 2003 from 2002, partially attributable to $2,393 of legal costs incurred for case management and insurance recovery relating to lawsuits filed in connection with asbestos-containing products manufactured decades ago, an increase of $1,723 from the previous year. In addition, pension costs were higher in 2003 versus 2002 by approximately $1,136 principally due to unfavorable performance of plan assets in 2002 resulting in actuarial losses – a portion of which are amortized and included in pension expense in 2003. Also included in 2002 is a net gain on the disposition of assets and businesses of $603 arising primarily from the sale of the remaining land and building of the Belgian roll-making facility, which was closed in 2001, offset by the loss on the 2002 sale of the small metals forging business. The remaining decrease in operating income in 2003 from 2002 is directly attributable to lower volumes for the Air and Liquid Processing group, depressed pricing, higher employee benefit costs, and increased costs of raw materials and natural gas particularly for the Forged and Cast Rolls group.

Operating income increased by $9,735 in 2002 from 2001. Included in operating income for 2001 are restructuring and other charges of $7,280 for the permanent closure of the forged steel roll plant in Belgium in comparison to a net restructuring credit of $46 in 2002. In addition, 2002 includes a net gain on the disposition of assets and businesses of $603 whereas 2001 was impacted by a net loss of $189 primarily from the sale of the small feed roll business in the U.K. Legal costs were also lower in 2002 against 2001 by approximately $1,708 as a result of the settlement of a lawsuit in 2001 which was unrelated to the aforementioned asbestos claims. The expected increase in operating income was offset by approximately $900 of higher pension costs arising primarily from a lower expected return on plan assets caused principally from a decline in the fair value of plan assets. The remaining fluctuation is due to improvements in earnings by the Forged and Cast Rolls segment offset by declines in the operating results of the Air and Liquid Processing group.

The increase in backlog (unfilled orders on hand) at December 31, 2003 against December 31, 2002 is due to improvement in order intake of the Forged and Cast Rolls segment. The backlog at December 31, 2002 is slightly less than that as of December 31, 2001 with the increase for the Forged and Cast Rolls segment offset by a substantial decline for the Air and Liquid Processing segment.

Gross margin, excluding depreciation, as a percentage of net sales approximated 21.4% for 2003, 22.6% for 2002 and 22.4% for 2001. The decrease in gross margin in 2003 from the previous years is attributable to product mix including a higher content of export sales which have lower margins, depressed pricing, and higher raw material, natural gas and employee benefit costs.

Selling and administrative expenses totaled $27,210 (15.1% of net sales), $25,831 (13.8% of net sales), and $28,091 (14.6% of net sales) for 2003, 2002 and 2001, respectively. Expenses for 2003 and 2002 included $2,393 and $670, respectively, for legal and case management costs for personal injury claims litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 16 to Consolidated Financial Statements). Included in 2001 were $2,378 of litigation costs incurred related to a lawsuit which was settled in 2001. After consideration of these costs, selling and administrative expenses for 2003, 2002 and 2001 were comparable.

In 2002, the Corporation recorded restructuring charges of $616 for the reduction of manning levels at several of its operations. The restructurings arose as a result of weak economic conditions across each of the segments of the Corporation including a depressed steel industry, reduced demand for power generation equipment and a slowdown in construction and capital spending. In addition, approximately $662 of the 2001 restructuring and other charges provision was no longer needed and reversed to income in 2002, resulting in a net restructuring credit of $46. The 2001 provision of $7,280 related primarily to restructuring and other costs for the permanent closure of its forged steel roll plant in Belgium. Annual savings arising from the restructurings approximated $3,500 in 2003 principally attributable to reduced labor costs following the closure of the Belgian facility. The corresponding impact on earnings is not evident due to changes in product mix and higher costs of raw materials, natural gas and employee benefits.

Interest expense was $332, $407 and $620 for 2003, 2002 and 2001, respectively. The fluctuation is due to the decrease in interest rates. Other (expense) income equaled $(87), $354 and $(382) for 2003, 2002 and 2001, respectively. The net expense in 2003 was a result of foreign exchange losses in 2003 versus gains in 2002 arising from the weakening of the U.S. dollar against foreign currencies, particularly the Euro. Included in other (expense) income for 2001 are additional environmental costs of $550 estimated to be incurred with respect to remediation of real estate sold in 1996. The remaining improvement in 2002 from 2001 was attributable to foreign exchange gains realized in 2002 versus foreign exchange losses for 2001 offset by lower interest income earned on cash and cash equivalents because of the continued decline in interest rates.

The Corporation recognized a tax provision on income from continuing operations of $1,734 (37.4% effective tax rate) and $4,690 (42.7% effective tax rate) for 2003 and 2002, respectively. The decrease in the effective rate is attributable to higher losses in 2002 from the Corporation’s U.K. operations for which no tax benefit is provided. Similarly, significant losses from the U.K. operations in 2001 for which no benefit was provided resulted in a tax provision in excess of earnings for 2001.

The plastics industry was in its third year of poor demand and low levels of capital investment and the outlook remained uncertain; accordingly, the Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment on August 15, 2003. The transaction is recorded as a discontinued operation and presented net of tax in the accompanying consolidated financial statements. A loss on disposal of approximately $4,600 comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500 and a provision for environmental remediation of $2,100 (see Note 17 to Consolidated Financial Statements) was recognized. The results of operations for current and prior year periods for this segment of approximately $(730), $(1,189), and $(194) for 2003, 2002 and 2001, respectively, have been reclassified to discontinued operations. Net sales for this segment approximated $15,002, $24,620, and $27,324 in 2003, 2002 and 2001, respectively.

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” resulting in an after-tax write off of goodwill of $2,894 specific to the now-sold Plastics Processing Machinery segment. The write off is recorded as a cumulative effect of change in accounting, net of tax, in the accompanying consolidated statements of operations. The impairment arose from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand.

As a result of the above, the Corporation incurred a net loss of $(2,190) or $(0.23) per common share for 2003 in comparison to net income of $2,590 or $0.27 per common share for 2002 and a net loss of $(586) or $(0.06) per common share for 2001.

Forged and Cast Rolls

	2003	2002	2001
Sales	$110,431	$95,901	$96,879
Operating income (loss)	$6,343	$4,093	$(4,920)
Backlog	$83,757	$72,158	$60,701

Sales for 2003 increased over the prior year on improvements in bookings, a healthier backlog and sale of cast roll technology to a Chinese roll producer. The strengthening of the Euro against the U.S. dollar and British pound contributed to the growth in volume of export sales. Sales for 2002 and 2001 were comparable as a result of the higher volume of shipments of cast rolls offsetting the majority of the $3,500 decline arising from the sale of Formet Ltd. in 2002 and Turner Chilled Rolls, Ltd. in 2001. Sales in 2002 of forged rolls were comparable to 2001 but included a larger content of export shipments.

Operating income for the group improved by $2,250 on higher volumes and despite increases in the costs of raw materials, natural gas and employee benefits. In large part, the increase came from the sale of technology by Davy Roll to a cast roll producer in China. The project, which commenced in 2003, is expected to be completed during the first half of 2004. In addition, segment earnings would have been lower had it not been for reductions in labor costs arising from the 2002 and 2001 restructurings. The financial weakness of the domestic and U.K. steel industries continues to be of concern with several major customers filing for bankruptcy. The increase in bankruptcy-related actions in 2003 in comparison to 2002 was approximately $355, net of a receipt of a dividend from a bankrupt estate which had been previously written off.

Earnings for 2002 benefited from a credit of $250 representing the net of restructuring charges of $412 for severance costs associated with the permanent reduction in U.K. manning levels offset by the reversal of unused restructuring provisions of $441 and a foreign currency adjustment credit of $221 relating to closure of the Belgian plant in 2001 and which resulted in a provision for restructuring and other charges of $7,280. In addition, in 2002, the Belgian facilities were sold at a gain of $917 and the Formet Ltd. operations at a loss of $240 in comparison to the sale of the Turner Chilled Rolls, Ltd. operations in 2001 at a loss of $152. Earnings for 2002 were further adversely impacted by higher costs of natural gas and alloys and poor selling prices and margins; the latter resulting in part from export sales due to the strength of the U.S. dollar against the Euro.

Order backlogs have continued to increase in 2003 from 2002 and 2001 both for the U.S. and U.K. operations although pricing levels remain depressed.

Air and Liquid Processing

	2003	2002	2001
Sales	$69,802	$91,855	$94,964
Operating income	$3,504	$11,547	$11,105
Backlog	$29,166	$28,764	$41,928

Shipments and operating income for 2003 were lower for each of the operating units against the prior year with each being severely impacted by the fragile economy. Specifically, a dramatic reduction in demand for lube oil pumps for use with gas turbines by the power generation industry negatively affected Buffalo Pumps’ sales and operating income in 2003 as well as in 2002. The reduction results from an oversupply of turbines manufactured in the early 2000s. Pump sales for marine defense improved in 2003 and 2002 due to an increase in repairs arising from the Iraqi conflict and to new pumps sales for the continuation of various shipbuilding programs.

Sales and operating income decreased for Buffalo Air Handling and Aerofin in 2003 from 2002. Lack of industrial and construction spending adversely affected operating results in each of the years. These businesses typically lag the market in recessionary times or market recoveries and although the economy was faltering by 2000, Buffalo Air Handling enjoyed record level sales in 2001. Additionally, lack of business activity created additional competition as companies bid on work outside their typical niches. For Aerofin, sales and operating income for 2003 were negatively impacted by the economy resulting in customers delaying spending on equipment and up-grades. In 2002, Aerofin benefited from heightened demand from the utility markets for heat exchange coils which offset the effects of the recession-weakened industrial sector. However, this increased demand did not carry over into 2003.

This segment was also impacted by the majority of the legal and case management costs for personal injury claims litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers. For the Air and Liquid Processing segment, such costs approximated $2,285 and $564 in 2003 and 2002, respectively. Legal costs in 2001 for an unrelated lawsuit, which was settled in 2001, approximated $2,378. Operating income for 2002 also includes restructuring charges of $204 for severance costs associated with the permanent reduction in manning levels.

Backlog as of December 31, 2003 approximated that of the prior year. The decline at December 31, 2002 from 2001 is reflective of the reduction in construction spending and lower demand for power generation equipment.

Liquidity and Capital Resources

Net cash flows from operating activities were positive for 2003, 2002 and 2001 at $4,101, $21,333 and $9,509, respectively. The increase in 2002 is primarily a result of changes in working capital including a significant decrease in accounts receivables arising from lower sales in the fourth quarter 2002.

Net cash flows from investing activities were $6,863, $(3,010) and $(8,206) in 2003, 2002 and 2001, respectively. The improvement in 2003 is due to the sale of the Plastics Processing Machinery segment in August 2003 for $16,100 of which $15,600 was received by year end. In 2002, the Corporation sold the net assets of its small metals forging business for approximately $1,308, the balance of the proceeds of less than $100 was paid in June 2003, and the remaining assets of the Belgian facility in July 2002 for $1,447. In 2001, the Corporation sold the net assets of its small feed roll business for $1,060. Cash outflows relate primarily to capital expenditures which approximated $8,525, $4,184 and $8,417 in 2003, 2002 and 2001, respectively. Investing activities for the discontinued operations relate primarily to capital expenditures. As of December 31, 2003, future capital expenditures totaling $4,749 have been approved. Funds on hand, funds generated from future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In addition, the Corporation continues to evaluate potential acquisitions.

Net cash outflows used in financing activities include quarterly dividends of $0.10 per common share for each of the three years. In addition, short-term borrowings of $2,000 were repaid in 2001. Proceeds from the issuance of common stock under the Corporation’s stock option plan amounted to $216, $238 and $16 in 2003, 2002 and 2001, respectively. Financing activities of the discontinued operation represent repayment of $1,350 of industrial revenue bonds in 2002.

The change in the value of the Euro and the British pound against the dollar increased cash and cash equivalents by $624 and $766 for 2003 and 2002, respectively, and decreased cash and cash equivalents by $208 for 2001.

As a result of the above, cash and cash equivalents increased by $7,950 in 2003 and ended the year at $35,739 in comparison to $27,789 and $13,660 at December 31, 2002 and 2001, respectively. The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2003 was approximately $8,300 (including £2,100 in the U.K. and s400 in Belgium).

The Corporation has the following contractual obligations outstanding as of December 31, 2003:

	Payments due by Period
	Total	<1 year	1-3 years	3-5 years	> 5 years
Industrial Revenue Bond Debt*	$13,311	$—	$—	$—	$13,311
Operating Lease Obligations	4,629	680	975	654	2,320

Total	$17,940	$680	$975	$654	$15,631

*	Interest on Industrial Revenue Bond debt is variable and ranged between 1.20% and 1.27% during the current year. See Note 6 to the Consolidated Financial Statements.

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at one third-party landfill site used by a division which was previously sold. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100 which will be paid over several years and was provided for in the third quarter of 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 17 to Consolidated Financial Statements).

The nature and scope of the Corporation’s business brings it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. The Corporation does not anticipate that its financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation (see Note 16 to Consolidated Financial Statements).

Market Risk

The Corporation views its primary market risk exposures to relate to changes in foreign currency exchange rates and commodity prices. To manage certain foreign exchange exposures, the Corporation’s policy is to hedge a portion of its foreign currency denominated sales and receivables – primarily U.S. sales denominated in Euros and British pounds and foreign sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that exports for the Corporation’s foreign operation would increase and gross margins would improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for the Corporation’s domestic operations would increase and gross margins would improve. Accordingly, a 10% strengthening of either of the entities’ functional currency (the U.S. dollar and the British pound) is not expected to have a significant effect on the Corporation’s consolidated financial statements.

To reduce the effect of price changes for certain of its raw materials, the Corporation enters into futures contracts for a particular commodity and purchases a portion of its alloys in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, scrap and alloys) would have less than a $2,500 impact (see Note 11 to Consolidated Financial Statements). The ability to pass these increases on to the customer is contingent upon current market conditions with the Corporation having to absorb a significant portion of such increase.

Effects of Inflation

While inflationary and market pressures on costs are likely to be experienced in 2004, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2004 operating income.

Application of Critical Accounting Policies

The Corporation has identified critical accounting policies that are important to the presentation of the Corporation’s financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets and goodwill, and environmental matters.

Accounting for pensions and other post retirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, mortality, turnover and discount rates. Specifically, the expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid out over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to historical rates of return.

For the domestic plans, the average rates of return earned on the market-related value of plan assets by the Corporation averaged 7.1% for the five-year period of 1999-2003, and 11.5% for the ten-year period of 1994-2003. Accordingly, the Corporation believes the expected long-term rate of return of 8.5% for its domestic plans as of December 31, 2003 to be reasonable. The foreign plan was formed in connection with the acquisition of the U.K. operations with plan assets transferred from the seller’s plan to the newly-created plan in October 2001. As a result, similar historical experience for rates of return specific to the plan is not available. Instead, the expected long-term rate of return for the foreign plan is estimated based on the historical average returns earned by each of the asset classes in the plan. The Corporation believes the assumed long-term rate of return of 7.5% as of December 31, 2003 to be reasonable.

The discount rates utilized in determining future pension obligations and other post retirement benefits for each of the plans is based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other post retirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other post retirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the rate of return would increase annual pension expense by approximately $1,500 (see Note 8 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. The Corporation believes the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2003.

Goodwill is no longer amortized but tested for impairment at the reporting unit level at least annually in connection with the Corporation’s strategic planning process. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be bought or sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume.

Actual results may differ from these assumptions. The Corporation believes the amount recorded in the accompanying consolidated financial statements for goodwill of $2,694 is recoverable and is not impaired as of December 31, 2003.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The Corporation believes the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 17 to Consolidated Financial Statements).

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which was effective for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation currently does not guarantee the obligations of others; however, it does provide typical warranties in connection with acquisitions or divestitures. Adoption of FIN 45 did not impact the financial condition or results of operations of the Corporation. FIN 45 also requires certain disclosures related to product warranty costs (see Note 7 to Consolidated Financial Statements).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which it revised in December 2003. The effective date for calendar year corporations was December 31, 2003. FIN 46, as revised, currently requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the various parties involved. Adoption of FIN 46 and its related amendments did not impact the financial condition or results of operations of the Corporation.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149) was issued codifying decisions previously made by the Derivatives Implementation Group and in connection with other FASB projects relating to financial instruments. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and has not had a significant impact on the financial condition or results of operations of the Corporation.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150) was issued which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for the Corporation on July 1, 2003 and did not have a significant impact on the financial condition or results of operations of the Corporation.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management’s Discussion and Analysis and other sections of the Form 10-K/A as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect the Corporation’s current views with respect to future events and financial performance. Forward-looking statements are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise. These forward-looking statements shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K/A into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is set forth in Item 7 (Market Risk), Note 11 (Financial Instruments) and Consolidated Results of Operations in the Consolidated Financial Statements included at Item 8.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

	December 31,
(in thousands, except par value)	2003*	2002*
Assets
Current assets:
Cash and cash equivalents	$35,739	$27,789
Receivables, less allowance for doubtful accounts of $543 in 2003 and $1,468 in 2002	38,802	34,946
Inventories	48,260	45,119
Other	11,525	6,193
Current assets of discontinued operations	—	6,437

Total current assets	134,326	120,484

Property, plant and equipment, at cost:
Land and land improvements	4,219	4,216
Buildings	25,149	24,600
Machinery and Equipment	130,015	121,992

	159,383	150,808
Accumulated depreciation	(89,885)	(83,987)

Net property, plant and equipment	69,498	66,821
Prepaid pensions	24,104	23,039
Goodwill	2,694	2,694
Other noncurrent assets	3,501	5,035
Noncurrent assets of discontinued operations	—	18,389

	$234,123	$236,462

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,761	$11,292
Accrued payrolls and employee benefits	7,930	7,461
Other	14,338	13,417
Current liabilities of discontinued operations	—	2,733

Total current liabilities	34,029	34,903
Employee benefit obligations	16,680	16,182
Industrial Revenue Bond debt	13,311	13,311
Deferred income taxes	19,471	17,567
Other noncurrent liabilities	5,002	685
Noncurrent liabilities of discontinued operations	—	3,067

Total liabilities	88,493	85,715

Commitments and Contingent Liabilities
Shareholders’ Equity:
Preference stock-no par value; authorized 3,000 shares; none issued	—	—
Common stock-par value $1; authorized 20,000 shares; issued and outstanding 9,654 shares in 2003, 9,632 shares in 2002	9,654	9,632
Additional paid-in capital	103,211	103,006
Retained earnings	40,649	46,696
Accumulated other comprehensive loss	(7,884)	(8,587)

Total shareholders’ equity	145,630	150,747

	$234,123	$236,462

*	Restated – See Note 19

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

	For The Year Ended December 31,
(in thousands, except per share amounts)	2003*	2002*	2001*
Net sales	$180,233	$187,756	$191,843
Operating costs and expenses:
Costs of products sold (excluding depreciation)	141,739	145,377	148,810
Selling and administrative	27,210	25,831	28,091
Depreciation	6,214	6,163	6,174
Loss (gain) on disposition of assets and businesses	9	(603)	189
Restructuring and other charges	—	(46)	7,280

	175,172	176,722	190,544

Income from operations	5,061	11,034	1,299

Other (expense) income:
Interest expense	(332)	(407)	(620)
Other – net	(87)	354	(382)

	(419)	(53)	(1,002)

Income from continuing operations before income taxes	4,642	10,981	297
Income tax provision	1,734	4,690	743

Income (loss) from continuing operations	2,908	6,291	(446)

Discontinued operations:
Loss from operations, including loss on disposal of $4,600 in 2003	(5,330)	(1,189)	(194)
Income tax benefit	232	382	54

	(5,098)	(807)	(140)

(Loss) income before cumulative effect of change in accounting for goodwill	(2,190)	5,484	(586)
Cumulative effect of change in accounting for goodwill, net of income taxes of $1,558	—	(2,894)	—

Net (loss) income	$(2,190)	$2,590	$(586)

Basic and diluted earnings per common share:
Income (loss) from continuing operations	$0.30	$0.65	$(0.05)

Loss from discontinued operations	$(0.53)	$(0.08)	$(0.01)

Cumulative effect of change in accounting for goodwill	$—	$(0.30)	$—

Net (loss) income	$(0.23)	$0.27	$(0.06)

Weighted average number of common shares outstanding	9,637	9,625	9,605

*	Restated – See Note 19

See Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings *	Accumulated Other Comprehensive Loss	Total*
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital
Balance January 1, 2001	$9,608	$102,776	$52,385	$(2,292)	$162,477
Comprehensive loss:
Net loss 2001			(586)		(586)
Other comprehensive loss (a)				(261)	(261)

Comprehensive loss					(847)
Issuance of common stock	1	15			16
Cash dividends ($0.40 per share)			(3,842)		(3,842)

Balance December 31, 2001	9,609	102,791	47,957	(2,553)	157,804
Comprehensive loss:
Net income 2002			2,590		2,590
Other comprehensive loss (a)				(6,034)	(6,034)

Comprehensive loss					(3,444)
Issuance of common stock	23	215			238
Cash dividends ($0.40 per share)			(3,851)		(3,851)

Balance December 31, 2002	9,632	103,006	46,696	(8,587)	150,747
Comprehensive loss:
Net loss 2003			(2,190)		(2,190)
Other comprehensive income (a)				703	703

Comprehensive loss					(1,487)
Issuance of common stock	22	205			227
Cash dividends ($0.40 per share)			(3,857)		(3,857)

Balance December 31, 2003	$9,654	$103,211	$40,649	$(7,884)	$145,630

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2001	$(1,873)	$(788)	$—	$369	$(2,292)
Change during year	(64)	(18)	(100)	(79)	(261)

Balance at December 31, 2001	(1,937)	(806)	(100)	290	(2,553)
Change during year	2,515	(7,766)	(472)	(311)	(6,034)

Balance at December 31, 2002	578	(8,572)	(572)	(21)	(8,587)
Change during year	3,435	(1,510)	(1,352)	130	703

Balance at December 31, 2003	$4,013	$(10,082)	$(1,924)	$109	$(7,884)

*	Restated – See Note 19

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
(in thousands)	2003*	2002*	2001*
Cash flows from operating activities:
Income (loss) from continuing operations	$2,908	$6,291	$(446)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation	6,214	6,163	6,174
Deferred income taxes	1,689	2,824	1,228
Pension and other post-retirement benefits	(1,824)	(2,445)	(3,889)
Provisions for restructuring and other charges	—	(46)	7,280
Provisions for bad debts and inventory write-downs	745	337	1,822
Other – net	11	(1,065)	36
Operating activities of discontinued operations	345	2,666	475
Changes in assets/liabilities, net of effects from business acquisitions and divestitures:
Receivables	(4,617)	6,814	(2,267)
Inventories	(1,684)	162	(1,734)
Other assets	(5,452)	2,494	(1,577)
Accounts payable	660	(2,119)	2,744
Accrued payrolls and employee benefits	1,749	(961)	(300)
Other liabilities	3,357	218	(37)

Net cash flows provided by operating activities	4,101	21,333	9,509

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,525)	(4,184)	(8,417)
Proceeds from the sale of businesses	15,600	1,225	1,060
Proceeds from the sale of assets	—	1,470	—
Investing activities of discontinued operations	(212)	(1,465)	(1,006)
Other	—	(56)	157

Net cash flows provided by (used in) investing activities	6,863	(3,010)	(8,206)

Cash flows from financing activities:
Dividends paid	(3,854)	(3,848)	(3,842)
Repayment of short-term borrowings	—	—	(2,000)
Proceeds from the issuance of common stock	216	238	16
Financing activities of discontinued operations	—	(1,350)	—

Net cash flows used in financing activities	(3,638)	(4,960)	(5,826)

Effect of exchange rate changes on cash and cash equivalents	624	766	(208)

Net increase (decrease) in cash and cash equivalents	7,950	14,129	(4,731)
Cash and cash equivalents at beginning of year	27,789	13,660	18,391

Cash and cash equivalents at end of year	$35,739	$27,789	$13,660

Supplemental information:
Income tax payments	$253	$2,517	$1,430
Interest payments	334	359	596
Supplemental non-cash information:
Recognition of funding (deficit) surplus (Note 8)	$(646)	$(8,552)	$6,435
Note receivable from sale of businesses (Note 2)	500	83	—

*	Restated — See Note 19

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the Corporation) is in two business segments that manufacture and sell primarily custom-engineered equipment. The Forged and Cast Rolls segment, consisting of Union Electric Steel and Davy Roll, located in England, manufactures and sells forged hardened steel rolls and cast rolls (iron and steel) to the metals industry. The Air and Liquid Processing segment consists of Aerofin-heat exchange coils, Buffalo Air Handling-air handling systems, and Buffalo Pumps-centrifugal pumps, all of which sell to a variety of commercial and industrial users. The Corporation previously operated in a third segment, the Plastics Processing Machinery segment, which was sold in August 2003.

Note 1 – Accounting Policies:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Certain amounts for preceding periods have been reclassified for comparability with the 2003 presentation. In addition, the sale of the Plastics Processing Machinery segment in 2003 (see Note 2) is accounted for as a discontinued operation with the results of operations for the current and prior periods being reclassified and presented net of tax in the accompanying consolidated statements of operations. The assets and liabilities of this segment are presented as separate line items in the 2002 consolidated balance sheet and the notes to the consolidated financial statements have been adjusted accordingly.

Consolidation

All subsidiaries are wholly owned and are included in the consolidated financial statements. Intercompany accounts and transactions are eliminated.

Cash and Cash Equivalents

Securities with purchased original maturities of three months or less are considered to be cash equivalents. The Corporation maintains cash and cash equivalents at various financial institutions which may exceed federally insured amounts.

Inventories

Inventories are valued at the lower of cost or market. Cost of domestic raw materials, work-in-process and finished goods inventories is primarily determined by the last-in, first-out (LIFO) method. Cost of domestic supplies and foreign inventories is primarily determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost with depreciation computed using the straight-line method over the following estimated useful lives: land improvements – 15 to 20 years, buildings – 25 to 50 years and machinery and equipment – 5 to 25 years. Expenditures that extend economic useful lives are capitalized. Routine maintenance is charged to expense. Gains or losses are recognized on retirements or disposals. Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.

Goodwill

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Accordingly, goodwill is no longer amortized but tested for impairment at the reporting unit level at least annually in conjunction with the Corporation’s strategic planning process. The Corporation’s reporting units are the major product lines comprising its reportable business segments. Fair value is estimated using discounted cash flow methodologies and market comparable information. Prior to the adoption of SFAS No. 142, goodwill was amortized over its estimated useful life. The Corporation does not have any other material intangible assets.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, changes in the minimum pension liability, changes in the fair value of derivatives designated as cash flow hedges and unrealized holding gains and losses on securities designated as available for sale. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax (expense) benefit associated with changes in the minimum pension liability was $0, $(423) and $10, for 2003, 2002 and 2001 respectively. A minimum pension liability was recorded in 2003 and 2002 relating to the foreign pension plan and a valuation allowance was provided against the resulting deferred tax asset since it is more likely than not the asset will not be realized. The tax benefit associated with changes in the fair value of derivatives was $974, $255 and $53 for 2003, 2002 and 2001, respectively. The tax (expense) benefit associated with changes in the unrealized holding gains and losses on securities was $(70), $168 and $42 for 2003, 2002 and 2001, respectively.

Revenue Recognition

Revenue from sales is recognized when title to the product passes to the customer, which is generally when goods are shipped. Amounts billed to the customer for shipping and handling are recorded within net sales and the related costs are recorded within costs of products sold.

Product Warranty

Provisions for product warranties are recognized based on historical experience as a percentage of sales adjusted for potential claims when a liability is probable and for known claims.

Foreign Currency Translation

Assets and liabilities of the Corporation’s foreign operations are translated at year-end exchange rates and the statements of operations are translated at the average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive loss until the entity is sold or substantially liquidated.

Financial Instruments

Derivative instruments which include forward exchange and futures contracts are recorded in the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective is reported as a component of earnings immediately. To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings. The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities including net operating loss carry forwards.

Stock-Based Compensation

The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is generally recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant.

Earnings Per Common Share

Basic earnings per common share are computed by dividing income (loss) from continuing operations, loss from discontinued operations, cumulative effect of change in accounting for goodwill, and net (loss) income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,693,459 for 2003 and 9,656,176 for 2002. There was no assumption of the exercise of stock options in 2001 because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which was effective for guarantees issued or modified after December 31, 2002. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation currently does not guarantee the obligations of others; however, it does provide typical warranties in connection with acquisitions or divestitures. Adoption of FIN 45 did not impact the financial condition or results of operations of the Corporation. FIN 45 also requires certain disclosures related to product warranty costs (see Note 7).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which it revised in December 2003. The effective date for calendar year corporations was December 31, 2003. FIN 46, as revised, currently requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiary if the entities do not effectively disperse risks among the various parties involved. Adoption of FIN 46 and its related amendments did not impact the financial condition or results of operations of the Corporation.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149) was issued codifying decisions previously made by the Derivatives Implementation Group and in connection with other FASB projects relating to financial instruments. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and has not had a significant impact on the financial condition or results of operations of the Corporation.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150) was issued which establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for the Corporation on July 1, 2003 and did not have a significant impact on the financial condition or results of operations of the Corporation.

Note 2 – Acquisitions/Divestitures:

On August 15, 2003, the Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its small Plastics Processing Machinery segment. A loss on disposal of approximately $4,600 comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500 and a provision for environmental remediation of $2,100 (see Note 17) was recognized. In addition, the results of operations for current and prior year periods for this segment of approximately $(730), $(1,189), and $(194) for 2003, 2002 and 2001, respectively, have been reclassified to discontinued operations. Net sales for this segment approximated $15,002, $24,620, and $27,324 in 2003, 2002 and 2001, respectively.

In connection with the sale, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000. Based on experience while owning the segment, the Corporation believes no additional amounts will become due.

The sales price approximated $16,100, of which $15,600 was received in 2003 and the balance in January 2004. As of August 15, 2003 and December 31, 2002, assets for the segment approximated $24,000 and $24,800, respectively, and liabilities approximated $6,100 and $5,700, respectively, comprised of the following major categories:

	Aug. 15, 2003	Dec. 31, 2002
Current assets	$6,400	$6,400
Property, plant and equipment, net	16,200	16,900
Other non-current assets	1,400	1,500

	$24,000	$24,800

Current liabilities	$2,600	$2,700
Non-current liabilities	3,500	3,000

	$6,100	$5,700

In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of Formet Ltd., its small metals forging business in England, for approximately its net book value or $1,308. A loss of approximately $240 was recognized relating primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss. In May 2001, the Corporation sold the net assets, excluding primarily trade receivables and payables, of Turner Chilled Rolls Ltd., its small feed roll business in England, for approximately $1,060. A loss of approximately $152 was recognized and related primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss.

The Corporation continues to evaluate potential acquisitions to ensure that long-term objectives of achieving maximum shareholder value are met.

Note 3 – Restructuring and Other Charges:

In 2002, the Corporation made permanent reductions in manning levels at several of its operations. The initial pre-tax restructuring charge approximated $685 primarily for employee severance costs for the 64 employees terminated. Annual savings arising from the restructuring approximated $1,500 in 2003 resulting primarily from reduced labor costs; however, the corresponding impact on earnings is not evident due to lower shipments and manufacturing levels, changes in product mix and higher costs of raw materials, natural gas and employee benefits.

Restructuring activity for 2002 and 2003 was as follows:

	Initial 2002 Provision	Paid	Reversed to Income	Dec. 31 2002
Employee costs	$634	$(472)	$(69)	$93
Lease costs	11	(11)	—	—
Other	40	(40)	—	—

	$685	$(523)	$(69)	$93

	Jan. 1 2003	Paid	Reversed to Income	Dec. 31 2003
Employee costs	$93	$(93)	$—	$—

In addition, in 2001, the Corporation undertook a review of its global roll-making capacity and recorded a pre-tax charge of $7,280 primarily for restructuring and other costs associated with the permanent closure of its forged steel roll plant in Belgium. Other costs of $800 related to the release of foreign currency adjustments recorded in accumulated other comprehensive loss. Annual savings arising from the restructuring approximated $2,000 in 2003 principally related to a reduction in labor costs; however, the corresponding impact on earnings is not evident due to changes in product mix and higher costs of raw materials, natural gas and employee benefits.

The initial restructuring provision and related activity for 2001 was as follows:

	Initial Provision	Utilized/ Paid	Dec. 31 2001
Employee costs	$4,110	$(3,196)	$914
Asset impairment charges	1,550	(1,550)	—
Accrued liabilities and other costs	820	(125)	695

	$6,480	$(4,871)	$1,609

Employee costs are severance costs and pension-related costs for the approximate 96 employees terminated. Asset impairment charges of $1,550 were recorded to reduce the value of machinery to its estimated fair value less costs to sell, which is lower than its carrying value. Accrued liabilities and other costs of $820 include primarily estimated costs to restore the floor of the facility as a result of damage caused by the removal of machinery and estimated holding costs through disposition of the facility. As of December 31, 2001, outstanding restructuring costs approximated $1,609 and related primarily to employee severance, estimated costs to restore the floor of the facility as a result of damage caused by the removal of machinery, and estimated holding costs through disposition of the facility.

Restructuring activity for 2002 was as follows:

	Jan. 1 2002	Utilized/ Paid	Charged (Reversed) to Income	Dec. 31 2002
Employee costs	$914	$(1,054)	$140	$—
Accrued liabilities and other costs	695	(114)	(581)	—

	$1,609	$(1,168)	$(441)	$—

The remaining assets, which consisted primarily of the land and building in Belgium and had a carrying value of approximately $170 as of December 31, 2001, were sold in July 2002 resulting in a gain of approximately $917. The sale took place much sooner than had been anticipated and the buyer purchased the building “as is”. Accordingly, the provision for costs to restore the floor of the facility as a result of damage caused by the removal of the machinery and remaining holding costs was reversed to income in the third quarter of 2002. In addition, restructuring and other charges included a credit of $221 relating to foreign currency adjustments.

Note 4 – Goodwill:

The Corporation tested the goodwill attributable to each of its reporting units for impairment as of January 1, 2002. As a result, $4,452 of goodwill specific to the heat-transfer rolls unit of the now-sold Plastics Processing Machinery segment was written off and recorded as a cumulative effect of change in accounting, net of tax, in the accompanying consolidated statements of operations. The Corporation tested remaining goodwill which relates to the Air and Liquid Processing segment as of December 31, 2003 and no impairment existed.

Income (loss) from continuing operations for 2001 included goodwill amortization of $115. The following information reconciles previously reported income (loss) from continuing operations, net (loss) income and earnings per common share to amounts adjusted for the exclusion of goodwill amortization:

	Year Ended December 31,
	2003	2002	2001
Income (loss) from continuing operations, as reported	$2,908	$6,291	$(446)
Add goodwill amortization, net of tax	—	—	75

	$2,908	$6,291	$(371)

Basic and diluted earnings per common share from continuing operations, as reported	$0.30	$0.65	$(0.05)
Goodwill amortization, net of tax	—	—	0.01

Basic and diluted earnings per common share from continuing operations, as adjusted	$0.30	$0.65	$(0.04)

	Year Ended December 31,
	2003	2002	2001
Net (loss) income, as reported	$(2,190)	$2,590	$(586)
Add goodwill amortization, net of tax	—	—	75

	$(2,190)	$2,590	$(511)

Basic and diluted earnings per common share - net (loss) income, as reported	$(0.23)	$0.27	$(0.06)
Goodwill amortization, net of tax	—	—	0.01

Basic and diluted earnings per common share - net (loss) income, as adjusted	$(0.23)	$0.27	$(0.05)

Note 5 – Inventories:

	2003	2002
Raw materials	$11,803	$12,642
Work-in-progress	23,392	21,656
Finished goods	7,894	5,943
Supplies	5,171	4,878

	$48,260	$45,119

The carrying amount of inventories valued on the LIFO method approximates current cost at December 31, 2003 and 2002. Approximately 70% and 71% of the inventory was valued using the LIFO method in 2003 and 2002, respectively.

Note 6 – Borrowing Arrangements:

The Corporation maintains short-term lines of credit of approximately $8,300 (including £2,100 in the U.K. and s400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2003 and 2002.

As of December 31, 2003, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 1.20% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 1.27% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 1.20% during the current year. The IRBs are secured by letters of credit of equivalent amounts and require, among other things, maintenance of a minimum net worth and prohibits a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2003.

Note 7 – Other Current Liabilities:

	2003	2002
Customer-related liabilities	$5,674	$5,671
Forward exchange contracts	2,335	1,169
Other	6,329	6,577

	$14,338	$13,417

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2003 and 2002.

	2003	2002
Balance at the beginning of the year	$3,209	$3,113
Satisfaction of warranty claims	(1,921)	(3,585)
Provision for warranty claims	1,914	3,453
Other, primarily impact from changes in exchange rates	233	228

Balance at the end of the year	$3,435	$3,209

Note 8 – Pension and Other Postretirement Benefits:

Pension Plans

The Corporation has defined benefit pension plans covering substantially all of its U.S. employees, some of which require employee contributions. Generally, the benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plans covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans are fully funded, no additional contributions have been required or are expected to be required in 2004. Estimated benefit payments for subsequent years are $6,118 for 2004, $6,263 for 2005, $6,407 for 2006, $6,596 for 2007, $6,848 for 2008 and $39,352 for 2009-2013.

U.K. employees of Davy Roll participate either in a contributory defined benefit plan or, effective January 1, 2003 for new participants, a savings plan. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Contributions to the contributory defined benefit plan approximated $1,211, $845, and $68 in 2003, 2002 and 2001, respectively. Contributions to the savings plan were less than $10 in 2003. As of December 31, 2003 and 2002, the accumulated benefit obligations exceeded the fair value of the assets; accordingly, an additional minimum pension liability of $2,194 and $1,138, respectively, was recognized. No additional contributions are expected to be required as a result of the additional minimum funding liability.

The Corporation also maintains a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate sponsored pension plans. No contributions were made in 2003 or 2002 and $300 was contributed in 2001 to a grantor tax trust known as a “Rabbi” trust. No contributions are expected in 2004. The assets of the trust are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. The fair market value of the trust at December 31, 2003 and 2002, which is included in other noncurrent assets, was $2,268 and $3,927, respectively, the decrease attributable to $1,800 being transferred to corporate assets. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). For financial reporting purposes, the plan is treated as a non-funded pension plan. Estimated benefit payments for subsequent years are approximately $135 each year for 2004 – 2008 and $738 in total for 2009-2013, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $120, $114, and $101 in 2003, 2002, and 2001, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are unfunded.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a prescription drug benefit and a federal subsidy to sponsors of a retiree health care benefit plan which offer a benefit that is at least actuarially equivalent to “Medicare D”. In accordance with existing guidance, the consolidated financial statements and disclosures that follow do not include any effects of the Act. The Corporation estimates its potential rebate will be insignificant.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002	2003	2002
Change in projected benefit obligations:
Projected benefit obligations at January 1	$108,796	$98,120	$23,379	$21,037	$12,453	$9,171
Service cost	2,148	1,984	800	972	218	173
Interest cost	6,804	6,815	1,357	1,409	781	748
Foreign currency exchange rate changes	—	—	2,808	2,390	—	—
Plan amendments	1,247	3,758	—	—	—	786
Actuarial loss (gain)	1,985	3,248	5,532	(2,061)	565	2,468
Transfer of projected benefit obligations	(6,578)	—	—	—	—	—
Participant contributions	—	—	541	290	493	447
Benefits paid from plan assets	(5,214)	(4,981)	(1,211)	(658)	—	—
Benefits paid by the Corporation	(110)	(148)	—	—	(1,550)	(1,340)

Projected benefit obligations at December 31	$109,078	$108,796	$33,206	$23,379	$12,960	$12,453

Accumulated benefit obligations at December 31	$103,032	$103,511	$25,518	$18,545	$12,960	$12,453

Change in plan assets:
Fair value of plan assets at January 1	$114,630	$131,282	$17,407	$18,602	$—	$—
Actual return on plan assets	15,110	(11,671)	3,430	(3,639)	—	—
Transfer of plan assets	(6,578)	—	—	—	—	—
Foreign currency exchange rate changes	—	—	1,946	1,967	—	—
Corporate contributions	110	148	1,211	845	1,057	893
Participant contributions	—	—	541	290	493	447
Gross benefits paid	(5,324)	(5,129)	(1,211)	(658)	(1,550)	(1,340)

Fair value of plan assets at December 31	$117,948	$114,630	$23,324	$17,407	$—	$—

Funded status of the plans:
Fair value of plan assets at December 31	$117,948	$114,630	$23,324	$17,407	$—	$—
Less projected benefit obligations	109,078	108,796	33,206	23,379	12,960	12,453

Funded status	8,870	5,834	(9,882)	(5,972)	(12,960)	(12,453)
Unrecognized actuarial loss (gain)	4,950	7,252	17,750	13,386	3,497	2,845
Unamortized prior service cost (benefit)	6,569	6,353	—	—	(1,106)	(1,655)
Unrecognized net transition obligation	3	9	—	—	—	—

	$20,392	$19,448	$7,868	$7,414	$(10,569)	$(11,263)

Amounts recognized in the balance sheets:
Prepaid pension costs	$24,104	$23,039	$—	$—	$—	$—
Accumulated other comprehensive loss	—	—	10,062	8,552	—	—
Minimum pension liability	—	—	(2,194)	(1,138)	—	—
Accrued benefit cost	(3,712)	(3,591)	—	—	(10,569)	(11,263)

	$20,392	$19,448	$7,868	$7,414	$(10,569)	$(11,263)

The pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. The fluctuation in plan assets is attributable to benefit payments, contributions to the plans and returns on plan assets which were approximately 14% for 2003 and (9%) for 2002 for the domestic plans and approximately 18% and (17%), respectively, for the foreign plan. In addition, in connection with the 2003 sale of the Plastics Processing Machinery group, plan assets and liabilities associated with those participants of $6,578, which were actuarially determined, are held for transfer to the buyer once a qualified plan has been established.

The following summarizes target asset allocations as of December 31, 2003 and major asset categories as of December 31, 2003 and 2002:

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2003	2003	2002	Dec. 31, 2003	2003	2002
Equity Securities	70-80%	79%	68%	70-80%	75%	75%
Fixed Income Securities	20-30%	20%	27%	20-30%	23%	25%
Other (primarily cash and cash equivalents)	0-10%	1%	5%	—	2%	—

The investment policy of the U.S. plans was modified in October 2003 revising the range of acceptable asset allocations. Under the current policy, investments in equity securities are primarily in common stocks of publicly traded U.S. companies, the majority of which pay dividends on a regular basis. No individual common stock is to comprise more than 5% of the equity security category and the portfolio is to diversify among numerous industries. Investments in fixed income securities are typically A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds.

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected return on plan assets is used. Differences between the actual return on plan assets and the expected return on plan assets become a component of unrecognized net gains or losses. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension costs over the average remaining service period of employees expected to receive benefits under the plans. As a result of favorable investment returns on plan assets since the early 1990s and a fully funded status, the domestic plans generate income. The foreign plan generates expense because the plan is not fully funded and service and interest costs exceed the return on plan assets.

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Service cost	$2,148	$1,984	$1,759	$800	$972	$2,002	$218	$173	$117
Interest cost	6,804	6,815	6,771	1,357	1,409	2,441	781	748	634
Expected return on plan assets	(10,819)	(11,102)	(10,642)	(1,346)	(1,429)	(3,963)	—	—	—
Amortization of prior service cost (benefit)	550	614	325	—	—	—	(548)	(548)	(614)
Actuarial (gain) loss	(4)	(881)	(654)	559	531	(8)	54	7	(2)

Net benefit (income) cost	$(1,321)	$(2,570)	$(2,441)	$1,370	$1,483	$472	$505	$380	$135

Assumptions

Assumptions are reviewed on an annual basis. In determining the expected long-term rate of return on plan assets for both the U.S. and foreign plans, the Corporation evaluates the long-term returns earned by the plans, the mix of investments that comprise plan assets and expectations of future long-term investment returns. The following assumptions were used to determine the benefit obligations as of December 31:

	2003	2002		2003	2002		2003	2002
Discount rate	6.25%	6.50%		5.50%	5.75%		6.25%	6.50%
Rate of increases in compensation	3.00%	3.00%		3.25%	2.75%		—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	7.25%	7.25%	5.75%	6.25%	6.25%	6.50%	7.25%	7.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	7.50%	7.50%	7.50%	—	—	—
Rate of increases in compensation	3.00%	3.00%	3.00%	2.75%	2.80%	2.80%	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2003 for other postretirement benefits is 9% for 2004, gradually decreasing to 4.75% in 2009. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care costs increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2003 and the annual benefit expense for 2003 by approximately $1,500 and $150, respectively.

Note 9 – Authorized and Issued Shares:

Under the Corporation’s Shareholder Rights Plan, each outstanding share of common stock carries one Preference Share Purchase Right (a Right). Under certain circumstances, each Right entitles the shareholder to buy 1/100 of a share of Series A Preference Stock at a $45.00 exercise price. The Rights are exercisable only if a party acquires, or commences a tender offer to acquire, beneficial ownership of 20% or more of the Corporation’s common stock without the approval of the independent directors on the Corporation’s Board of Directors.

After the Rights become exercisable, if anyone acquires 30% or more of the Corporation’s stock or assets, merges into the Corporation or engages in certain other transactions, each Right may be used to purchase shares of the Corporation’s common stock (or, under certain conditions, the acquirer’s common stock) worth twice the exercise price. The Corporation may redeem the Rights, which expire in November 2008, for one cent per Right under certain circumstances. At December 31, 2003, there are 3,000,000 shares of unissued preference stock, of which 150,000 shares have been designated as Series A Preference Stock for issuance in connection with these Rights.

Note 10 – Stock Option Plan:

Under the terms of the 1997 Stock Option Plan, as amended, options may be granted to selected employees to purchase, in the aggregate, up to 600,000 shares of the common stock of the Corporation. Options may be either incentive or non-qualified and are subject to terms and conditions, including exercise price and timing of exercise, as determined by the Stock Option Committee of the Board of Directors. The options vest at date of grant and have a ten-year life. To date, options have been granted at an exercise price equivalent to the market price on the date of grant; accordingly, no stock-based compensation costs have been recorded in net income. All shares under options were exercisable during 2001-2003.

Stock option activity during 2001 – 2003 was as follows:

	Shares Under Options	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2001	530,000		$10.43
Exercised during 2001	(1,400)	$10.81

Balance at December 31, 2001	528,600		$10.43
Exercised during 2002	(23,600)	$10.12

Balance at December 31, 2002	505,000		$10.44
Exercised during 2003	(21,000)	$10.58

Balance at December 31, 2003	484,000		$10.44

No stock options were granted during the three year period ended December 31, 2003; accordingly, there would be no effect on net income (loss) or earnings per common share for these years had the Corporation applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Stock options outstanding and exercisable as of December 31, 2003 were as follows:

Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life in Years
226,500	$10.00	5.0
252,500	10.81	6.3
5,000	11.13	7.0

484,000	$10.44	5.7

Note 11 – Financial Instruments:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of December 31, 2003, approximately $39,144 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2004 through January 2009. As of December 31, 2003, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximated $2,335 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximated $2,175. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income (loss) and approximated $(2,200), net of taxes, as of December 31, 2003. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,125) expected to be released to earnings in 2004. In 2003, approximately $(1,306) was released to earnings.

Gains (losses) on foreign exchange transactions approximated $(206), $264 and $(233) for 2003, 2002 and 2001, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2003, approximately 99% or $1,714 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $451 and the fair value of the remaining contracts approximated $8 as of December 31, 2003. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income (loss) and approximated $276, net of taxes, as of December 31, 2003. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $271 expected to be released to earnings in 2004. Approximately $(107), $145 and $180 was released to earnings in 2003, 2002, and 2001, respectively.

Fair Value of Financial Instruments

The fair market value of forward foreign exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of other financial instruments classified as current assets or current liabilities approximates their carrying values due to the short-term maturity of these instruments. The fair value of the floating rate IRB debt approximates its carrying value.

Note 12 – Income Taxes:

At December 31, 2003, the Corporation had foreign tax credit carry forwards of $638 which expire in 2005, foreign net operating loss carry forwards of $9,240 which carry forward indefinitely, and domestic capital loss carry forwards of $8,786 arising from the disposition of the Plastics Processing Machinery segment which expire in 2008. A valuation allowance is provided when it is more likely than not that some or all of a deferred tax asset will not be realized.

Income from continuing operations before income taxes was comprised of the following:

	2003	2002	2001
Domestic	$3,724	$11,605	$9,952
Foreign	918	(624)	(9,655)

	$4,642	$10,981	$297

The provision (benefit) for taxes on income from continuing operations consisted of the following:

	2003	2002	2001
Current:
Federal	$(359)	$1,785	$(744)
State	113	75	249
Foreign	291	6	10

	45	1,866	(485)

Deferred:
Federal	1,433	2,430	1,407
State	256	394	211
Foreign	—	—	(390)

	1,689	2,824	1,228

	$1,734	$4,690	$743

Deferred tax assets and liabilities were comprised of the following:

	2003	2002
Assets
Employment-related liabilities	$5,394	$6,073
Pension liability – foreign	3,171	2,566
Depreciation – foreign	307	1,293
Liabilities related to discontinued operations and restructurings	1,682	1,846
Net operating loss – foreign	2,772	1,943
Capital loss carry forward	3,514	—
Other	6,273	4,546

Gross deferred tax assets	23,113	18,267
Valuation allowance	(13,073)	(8,679)

	10,040	9,588

Liabilities
Depreciation	(14,484)	(14,049)
Prepaid pensions	(9,642)	(9,216)
Other	(1,059)	(684)

Gross deferred tax liabilities	(25,185)	(23,949)

Net deferred tax liability	$(15,145)	$(14,361)

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax on continuing operations was as follows:

	2003	2002	2001
Computed at statutory rate	$1,625	$3,843	$104
Foreign income taxes	291	167	101
State income taxes	235	305	299
Valuation allowance	18	540	261
Foreign tax credits	(280)	—	—
Other permanent items – net	(155)	(165)	(22)

	$1,734	$4,690	$743

Note 13 – Operating Leases:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $776 in 2003, $897 in 2002 and $867 in 2001. Operating lease payments for subsequent years are $680 for 2004, $533 for 2005, $442 for 2006, $331 for 2007, $323 for 2008 and $2,320 thereafter.

Note 14 – Research and Development Costs:

Expenditures relating to the development of new products, identification of products or process alternatives, and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $750 annually for 2003, 2002 and 2001.

Note 15 – Related Parties:

The Corporation purchased industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) in the ordinary course of business. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Excluding the Plastics Processing Machinery segment, purchases approximated $1,432 in 2003, $1,420 in 2002 and $1,278 in 2001. In addition, LB Co paid the Corporation approximately $242 in 2003, $235 in 2002 and $188 in 2001 for certain administrative services. At December 31, 2003 and 2002, the net amount payable to LB Co approximated $121 and $85, respectively.

Note 16 – Litigation: (claims not in thousands)

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

	2003	2002
Approximate open claims at end of period	18,000	16,339
Gross settlement and defense costs (in 000’s)	$2,335	$420
Approximate claims settled or dismissed during period	250	20

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

As of November 24, 2003, the Policyholder Defendants and Utica had settled the Oneida County Litigation as among themselves, although the Oneida County Litigation remained pending because settlement had not been reached with all of the Insurer Defendants. Pursuant to the settlement, Utica accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the asbestos personal injury claims arising out of exposure to alleged asbestos – containing components in products distributed by the Policyholder Defendants that are subsidiaries of the Corporation. Utica’s agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue, whether Utica’s primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant’s exposure to asbestos.

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

There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation and other issues. These costs amounted to $2,393 and $670 in 2003 and 2002, respectively.

Note 17 – Environmental Matters:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at one third-party landfill site used by a division which was previously sold. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100 which will be paid over several years and was provided for in the third quarter of 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

Note 18 – Business Segments:

The Corporation organizes its business into two operating segments. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent cash and cash equivalents, deferred tax assets, prepaid pensions and other items not allocated to reportable segments. Long-lived assets exclude deferred tax assets. The accounting policies are the same as those described in Note 1.

	Net Sales			Income (Loss) Before Taxes
	2003	2002	2001	2003	2002	2001
Forged and Cast Rolls (1)	$110,431	$95,901	$96,879	$6,343	$4,093	$(4,920)
Air and Liquid Processing (2)	69,802	91,855	94,964	3,504	11,547	11,105

Total Reportable Segments	180,233	187,756	191,843	9,847	15,640	6,185
Corporate costs, including other income (expense)	—	—	—	(5,205)	(4,659)	(5,888)

	$180,233	$187,756	$191,843	$4,642	$10,981	$297

	Capital Expenditures			Depreciation Expense			Identifiable Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Forged and Cast Rolls	$7,383	$3,208	$6,334	$4,406	$4,254	$4,379	$129,618	$112,028	$120,905
Air and Liquid Processing	1,124	936	2,005	1,766	1,866	1,756	42,020	44,647	48,776
Corporate	18	40	78	42	43	39	62,485	54,961	43,296

	$8,525	$4,184	$8,417	$6,214	$6,163	$6,174	$234,123	211,636	212,977
Discontinued operations								24,826	28,594

								$236,462	$241,571

	Net Sales (3)			Long-Lived Assets			Income (Loss) Before Taxes
Geographic Areas:	2003	2002	2001	2003	2002	2001	2003	2002	2001
United States (2)	$95,314	$120,813	$122,044	$93,205	$96,658	$95,480	$3,724	$11,605	$9,952
Foreign (1)	84,919	66,943	69,799	6,547	2,343	9,663	918	(624)	(9,655)

	$180,233	$187,756	$191,843	$99,752	$99,001	$105,143	$4,642	$10,981	$297

(1)	Income (loss) before taxes for 2001 was impacted by restructuring and other charges of $7,280.
(2)	Income (loss) before taxes for 2003, 2002, and 2001 was impacted by litigation costs of $2,393, $670 and $2,378, respectively.
(3)	Net sales are attributed to countries based on location of customer.

Note 19 – Restatement:

Subsequent to the issuance of the Corporation’s 2003 consolidated financial statements, the Corporation determined that deferred tax liabilities were not required to be provided for interest receivable from its U.K. subsidiary on intercompany debt owed to the Corporation. Accordingly, the Corporation has reversed deferred tax liabilities previously provided and has restated its consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 from the amounts previously reported. The effect of reversing the deferred tax liabilities was to decrease previously reported net loss for 2003 and 2001 by $359 and $397, respectively, and increase previously reported net income for 2002 by $329.

	2003		2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
For the year ended December 31:
Income tax provision	$2,093	$1,734	$5,019	$4,690	$1,140	$743
Income (loss) from continuing operations	2,549	2,908	5,962	6,291	(843)	(446)
Net (loss) income	(2,549)	(2,190)	2,261	2,590	(983)	(586)
Basic and diluted earnings per common share:
Income (loss) from continuing operations	0.27	0.30	0.62	0.65	(0.09)	(0.05)
Net (loss) income	(0.26)	(0.23)	0.24	0.27	(0.10)	(0.06)
As of December 31:
Deferred income taxes	20,556	19,471	18,293	17,567	18,404	18,007
Total shareholders’ equity	144,545	145,630	150,021	150,747	157,407	157,804

Quarterly Information – Unaudited

Amounts differ from that previously reported in the applicable quarters Form 10-Q due to reversal of deferred tax liabilities previously provided for interest receivable from its U.K. subsidiary on intercompany debt. See Note 19 to the Consolidated Financial Statements.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Net sales(a)	$43,530	$43,530	$45,496	$45,496	$43,358	$43,358	$47,849	$47,849
Gross profit(a)	9,105	9,105	10,206	10,206	9,144	9,144	10,039	10,039
Net income (loss) (c)	197	285	391	479	(4,081)	(3,992)	944	1,038
Basic and diluted earnings per common share:
Net income (loss) (c)	0.02	0.03	0.04	0.05	(0.42)	(0.41)	0.10	0.11
2002
Net sales (b)	$48,618	$48,618	$50,937	$50,937	$47,854	$47,854	$40,347	$40,347
Gross profit (b)	10,695	10,695	11,711	11,711	10,544	10,544	9,429	9,429
Income before cumulative effect of change in accounting for goodwill (c)	1,219	1,219	2,100	2,258	1,267	1,353	569	654
Net income (loss) (c)	(1,675)	(1,675)	2,100	2,258	1,267	1,353	569	654
Basic and diluted earnings per common share:
Income before cumulative effect of change in accounting for goodwill (c)	0.13	0.13	0.22	0.23	0.13	0.14	0.06	0.07
Net income (loss) (c)	(0.17)	(0.17)	0.22	0.23	0.13	0.14	0.06	0.07

(a)	Amounts differ from that previously reported in the applicable quarters Form 10-Q due to the sale of the Plastics Processing Machinery segment in August 2003. For the first and second quarters, this segment had sales of $6,149 and $6,251, respectively, and gross profit of $1,529 and $1,294, respectively.
(b)	Amounts differ from that previously reported in the applicable quarters Form 10-Q due to the sale of the Plastics Processing Machinery segment in August 2003. For each of quarters, this segment had sales of $6,081, $6,587, $6,124 and $5,828, respectively, and gross profit of $1,342, $1,392, $1,162 and $1,343, respectively.
(c)	The reversal of deferred tax liabilities improved net income (loss) by $88, $88, $89 and $94 for each of the respective quarters and basic and diluted earnings per common share by approximately $0.01 per share per quarter in 2003 and improved income before cumulative effect of change in accounting for goodwill and net income (loss) by $158, $86 and $85 for the second, third and fourth quarters, respectively, and basic and diluted earnings per common share by approximately $0.01 per share for each of the same quarters in 2002.

Common Stock Information

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP) and on the Philadelphia Stock Exchange. Cash dividends have been paid on common shares in every year since 1965.

	2003			2002
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$13.55	$11.90	$0.10	$11.85	$10.40	$0.10
Second	15.38	12.30	0.10	12.35	11.46	0.10
Third	13.82	11.39	0.10	12.17	9.81	0.10
Fourth	14.12	10.25	0.10	12.81	9.81	0.10
Year	15.38	10.25	0.40	12.81	9.81	0.40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Corporation changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

As discussed in Note 19, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 16, 2004 (February 3, 2005 as to the effects of the restatement discussed in Note 19)

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: An evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K/A was carried out under the supervision, and with the participation, of the Corporation’s management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K/A. In reaching the conclusion set forth above, the Corporation’s management, including the principal executive officer and principal financial officer, considered the restatement of the Corporation’s financial statements as of and for the fiscal years ended December 31, 2003, 2002 and 2001, contained elsewhere in this annual report on Form 10-K/A. The Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the circumstances giving rise to this restatement were not reflective of any material weakness in its disclosure controls and procedures, and that such disclosure controls and procedures were operating effectively throughout the period covered by this annual report on Form 10-K/A.

Changes in Internal Control: During the fourth quarter of 2003, there were no changes in the Corporation’s internal controls or in other factors that could significantly affect the internal controls.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)	Financial Statements
Financial statements required by Item 8 of this Form

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996; the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001; the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

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

c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(21)	Significant Subsidiaries – Filed with original Annual Report on Form 10K for fiscal year ended December 31, 2003.

(23)	Consent of Expert

a.	Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION
(Registrant)
February 3, 2005

By	/s/ Marliss D. Johnson
Vice President, Controller and
Treasurer (Principal Financial Officer) -
Marliss D. Johnson

Index to Ampco-Pittsburgh Corporation Financial Data

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		F-1

Report of Independent Registered Public Accounting Firm		F-2

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 16, 2004 (February 3, 2005 as to the effects of the restatement discussed in Note 19) which report expresses an unqualified opinion and includes explanatory paragraphs concerning the change in method of accounting for goodwill in 2002 and the restatement discussed in Note 19; such financial statements and report are included in your 2003 Annual Report on Form 10-K/A. Our audits also included the consolidated financial statement schedule II, Valuation and Qualifying Accounts, of Ampco-Pittsburgh Corporation and subsidiaries for the years ended December 31, 2003, 2002 and 2001, listed in Item 15. This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

February 16, 2004 (February 3, 2005 as to the effects of the restatement discussed in Note 19)

F-2