Form 10-K
period 2004-12-31
AMPCO PITTSBURGH CORP
filed 2005-03-11
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	I.R.S. Employer ID No.

600 Grant Street, Suite 4600
Pittsburgh, PA 15219	(412) 456-4400
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
Philadelphia Stock Exchange

Series A Preference Stock	New York Stock Exchange
Purchase Rights	Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2004 (based upon the closing price of the Registrant’s Common stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $87 million.

As of March 10, 2005, 9,757,497 common shares were outstanding.

5	ampco pittsburgh | 2004 annual report

– PART I –

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments – Forged and Cast Rolls and Air and Liquid Processing.

In 2004, the forged hard roll finishing plant located in Carnegie, Pennsylvania, was damaged by a flood as a result of Hurricane Ivan. Substantially all of the loss, including the interruption to business, is covered by insurance.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2004 are set forth in Note 21 (Business Segments) on page 37 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is the largest producer of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets.

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

Air and Liquid Processing Segment

Aerofin Corporation produces finned tube and plate finned heat exchange coils for the commercial and industrial construction, process and utility industries and is located in Lynchburg, Virginia.

Buffalo Air Handling Company produces large custom air handling systems used in commercial, institutional and industrial buildings and is located in Amherst, Virginia.

Buffalo Pumps, Inc. manufactures a line of centrifugal pumps for the refrigeration, power generation and marine defense industries and is located in North Tonawanda, New York.

All three of the companies in this segment are principally represented by a common independent sales organization and have several major competitors.

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users primarily located in the United States.

In the Forged and Cast Roll Segment one customer constituted approximately 14% of the sales of the segment in 2004. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation’s businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

For additional information on the products produced and financial information about each segment, see page 4 and Note 21 (Business Segments) on page 37 of this Annual Report on Form 10-K.

ampco pittsburgh | 2004 annual report	6

Raw Materials

Raw materials used in both segments are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by the Corporation are subject to significant variations in price. The Corporation generally does not purchase or commit for the purchase of any major portion of raw materials significantly in advance of the time it requires such materials.

Patents

While the Corporation holds some patents, trademarks and licenses, in the opinion of management, they are not material to either segment of the Corporation’s business, other than in protecting the goodwill associated with the names under which products are sold.

Backlog

The backlog of orders at December 31, 2004 was approximately $164,981,000 compared to a backlog of $112,923,000 at year-end 2003. Approximately $13.6 million of those orders are expected to be filled beyond 2005.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, that it is a significant factor in each of the niche markets which it serves. Competition in both segments is based on quality, service, price and delivery. For additional information, see “Narrative Description of Business” on page 6 of this Annual Report on Form 10-K.

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $750,000 in each year for 2004, 2003 and 2002.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2004 and such expenditures are not expected to be material in 2005.

Employees

On December 31, 2004, the Corporation had 1,252 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in the United Kingdom and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 21 (Business Segments) on page 37 of this Annual Report on Form 10-K.

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

7	ampco pittsburgh | 2004 annual report

ITEM 2.	PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation
Route 18	Manufacturing facilities	186,000 on 55 acres	Metal and steel
Burgettstown, PA 15021

726 Bell Avenue	Manufacturing facilities	153,000 on 5 acres	Metal and steel
Carnegie, PA 15106	and offices

U.S. Highway 30	Manufacturing facilities	88,000 on 20 acres	Metal and steel
Valparaiso, IN 46383

1712 Greengarden Road	Manufacturing facilities	40,000*	Metal and steel
Erie, PA 16501

Industrie Park	Sales and engineering	4,500*	Cement block
B-3980 Tessenderlo	offices
Belgium

The Davy Roll Company
Coulthards Lane	Manufacturing facilities	274,000 on 10 acres	Steel framed,
Gateshead, England	and offices		metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Aerofin Corporation
4621 Murray Place	Manufacturing facilities	146,000 on 15.3 acres	Brick, concrete
Lynchburg, VA 24506	and offices		and steel

Buffalo Air Handling Company
Zane Snead Drive	Manufacturing facilities	89,000 on 19.5 acres	Metal and steel
Amherst, VA 24531	and offices

Buffalo Pumps, Inc.	Manufacturing facilities	94,000 on 7 acres	Metal, brick
874 Oliver Street	and offices		and cement block
N. Tonawanda, NY 14120

*	Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Corporation estimates that all of its facilities were operated within 65% to 95% of their normal capacity during 2004. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2004 annual report	8

ITEM 3.	LEGAL PROCEEDINGS

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

	2004	2003
Approximate open claims at end of period	24,700	18,000
Gross settlement and defense costs	$4,820,640	$2,334,617
Approximate claims settled or dismissed during period	600	250

Of the 24,700 claims pending as of December 31, 2004, over 15,000 were made in six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

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

9	ampco pittsburgh | 2004 annual report

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

There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $990,000 in 2004.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at four third-party landfill sites. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100,000 which will be paid over several years and was provided for in 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2004.

ampco pittsburgh | 2004 annual report	10

– PART II –

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP) and on the Philadelphia Stock Exchange. Cash dividends have been paid on common shares in every year since 1965.

	2004			2003
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$13.95	$12.50	$0.10	$13.55	$11.90	$0.10
Second	13.40	12.75	0.10	15.38	12.30	0.10
Third	13.35	12.80	0.10	13.82	11.39	0.10
Fourth	14.68	13.00	0.10	14.12	10.25	0.10
Year	14.68	12.50	0.40	15.38	10.25	0.40

The number of shareholders at December 31, 2004 and 2003 equaled 744 and 842, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2004(1)	2003(2)	2002(3)	2001(4)	2000
Net sales	$202,861	$180,233	$187,756	$191,843	$192,486
(Loss) income from continuing operations	(2,599)	2,908	6,291	(446)	15,375
Net (loss) income	(2,599)	(2,190)	2,590	(586)	16,192
Total assets	237,944	234,148	236,462	241,571	244,464
Long-term obligations	13,311	13,311	13,311	13,311	13,311
Shareholders’ equity	128,517	145,630	150,747	157,804	162,477
Basic and diluted earnings per common share:
(Loss) income from continuing operations	(0.27)	0.30	0.65	(0.05)	1.60
Net (loss) income	(0.27)	(0.23)	0.27	(0.06)	1.68
Per common share:
Cash dividends declared	0.40	0.40	0.40	0.40	0.40
Shareholders’ equity	13.19	15.08	15.65	16.42	16.92
Market price at year end	14.60	13.67	12.16	10.75	12.00
Weighted average common shares outstanding	9,708	9,637	9,625	9,605	9,601
Number of shareholders	744	842	891	929	1,027
Number of employees	1,252	1,152	1,207	1,355	1,470

(1)	(Loss) income from continuing operations includes pre-tax litigation costs of $990 and pre-tax professional fees of $1,000 in support of its efforts to meet the requirements of Sarbanes-Oxley.

(2)	(Loss) income from continuing operations includes pre-tax litigation costs of $2,393.

(3)	(Loss) income from continuing operations includes pre-tax litigation costs of $670 and net (loss) income includes the after-tax write-off of goodwill of $2,894.

(4)	(Loss) income from continuing operations includes pre-tax restructuring and other charges of $7,280 and pre-tax litigation costs of $2,378.

11	ampco pittsburgh | 2004 annual report

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

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

The Air and Liquid Processing segment consists of Aerofin Corporation (Aerofin), Buffalo Air Handling Company (Buffalo Air Handling) and Buffalo Pumps, Inc. (Buffalo Pumps). Aerofin and Buffalo Air Handling have operations in Virginia and Buffalo Pumps is located in New York. Aerofin produces heat exchange coils for a variety of users including HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling produces custom designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power generation industries. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S.

During 2004, the Forged and Cast Rolls segment benefited from resurgence in the global steel industry and the weaker dollar which improved export business particularly with China, India and other growing economies and, by year end, produced the largest order backlog in the history of the segment. Unfortunately, the operations continued to be impacted by increased costs of natural gas and unprecedented escalation in the cost of raw materials which, in part, were not recovered in pricing as a result of fixed price contracts. In addition, significant losses were incurred by Davy Roll. Production at the Carnegie, Pennsylvania forged roll finishing plant was disrupted, including loss of sales, by flooding caused by the remnants of Hurricane Ivan. The Corporation expects to settle a business interruption insurance claim in the first part of 2005. The outlook for 2005 is for expected improvement in the latter part of the year as the segment progressively works through its backlog and increased pricing and raw material and energy surcharges flow through to operating results. New machinery brought on-line late in 2004 at Davy Roll will also begin to contribute to operational improvements and add needed capacity. The curtailment of the U.K. defined benefit plan as of December 31, 2004, which was replaced with a defined contribution plan, is expected to contain growth in pension liabilities and stabilize employer contributions.

The Air and Liquid Processing segment generally lags any downturn in the economy; accordingly, the segment was not affected by the weak economy until 2003, which continued through 2004. Similarly, any recovery will not immediately improve operating results. In particular, demand for lube oil pumps is expected to remain at low levels for the foreseeable future due to an oversupply of gas turbines. The segment is also being impacted by higher material costs, the slowdown in the construction industry particularly related to the pharmaceutical, institutional and health care markets, and the resulting decline in margins following aggressive pricing by competitors as a reduced level of potential business is pursued. Product offerings have been expanded but no significant improvement is expected until capital spending by the manufacturing sector improves.

While management continues to spend a significant amount of time defending the Corporation against claims for personal injury alleged to result from asbestos-containing product manufactured as many as sixty years ago, out-of-pockets costs have decreased from previous years as a larger portion of such costs are covered by insurance. Although certain coverages are currently subject to challenge in the courts (see Note 18 to Consolidated Financial Statements), the Corporation believes substantially all of the claims will continue to be covered. In addition to a significant amount of internal resources, approximately $1,000 in professional fees was spent during the year in support of the Corporation’s efforts to meet the requirements of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley).

ampco pittsburgh | 2004 annual report	12

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

Consolidated sales and operating income for 2004, 2003 and 2002 are indicated below. A full discussion of the operating results for each of the segments is reviewed later in this section.

The Corporation

	2004		2003		2002
Net Sales:
Forged and Cast Rolls	$126,162	62%	$110,431	61%	$95,901	51%
Air and Liquid Processing	76,699	38%	69,802	39%	91,855	49%

Total	$202,861	100%	$180,233	100%	$187,756	100%

(Loss) Income from Operations:
Forged and Cast Rolls	$(1,208)	—	$6,343	—	$4,093	—
Air and Liquid Processing	4,819	—	3 504	—	11,547	—
Corporate costs	(5,835)	—	(4,786)	—	(4,606)	—

Total	$(2,224)	—	$5,061	—	$11,034	—

Backlog:
Forged and Cast Rolls	$138,729	84%	$83,757	74%	$72,158	71%
Air and Liquid Processing	26,252	16%	29,166	26%	28,764	29%

Total	$164,981	100%	$112,923	100%	$100,922	100%

Sales for 2004 improved over the prior year for each of the segments. The Forged and Cast Rolls segment continued to benefit from increased volume, particularly in foreign markets. Sales for the Air and Liquid Processing group remain at less than historical levels.

Operating results deteriorated further in 2004. The decrease is principally due to higher raw material costs and flooding at the Carnegie, Pennsylvania forged roll finishing plant which resulted in uninsured costs and lost sales. Pension costs increased by approximately $908 due primarily to higher interest and service costs particularly for the Corporation’s U.K. plan. Although legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers decreased from the prior year by approximately $1,403, the Corporation incurred approximately $1,000 of professional fees in support of its efforts to meet the requirements of Sarbanes-Oxley.

The decrease in operating income in 2003 from 2002 is partially attributable to lower volumes for the Air and Liquid Processing group, depressed pricing, higher employee benefit costs, and increased costs of raw materials and natural gas particularly for the Forged and Cast Rolls group. Additionally, legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers increased $1,723 and pension costs increased $1,136 principally due to unfavorable performance of plan assets in 2002 resulting in actuarial losses – a portion of which are amortized to future pension expense. Also included in 2002 is a net gain of $603 on the disposition of assets and businesses arising primarily from the sale of the remaining land and building of the Belgian roll-making facility, which was closed in 2001, offset by the loss on the 2002 sale of Formet Ltd., the Corporation’s small metals forging business in the U.K.

The increase in backlog (unfilled orders on hand) at December 31, 2004 against December 31, 2003 and 2002 is attributable to the Forged and Cast Rolls segment and is indicative of the increase in global demand and inclusion of surcharges and price increases to cover the escalation in raw material and energy costs.

Gross margin, excluding depreciation, as a percentage of net sales approximated 16.3% for 2004, 21.4% for 2003 and 22.6% for 2002. The decrease in 2004 from the previous years is attributable to unprecedented increases in the cost of steel scrap, alloys and energy which also put certain U.K. sales commitments in a loss position resulting in an additional charge to earnings; product mix including a higher content of export sales some of which have lower margins; and uninsured costs resulting from flood damage.

13	ampco pittsburgh | 2004 annual report

Selling and administrative expenses totaled $28,825 (14.2% of net sales), $27,210 (15.1% of net sales) and $25,831 (13.8% of net sales) for 2004, 2003 and 2002, respectively. Expenses for 2004 include approximately $1,000 of costs associated with the Corporation’s efforts to comply with the requirements of Sarbanes-Oxley and $990, $2,393 and $670 for each of the respective years for legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 18 to Consolidated Financial Statements).

The gain on the disposition of assets and businesses in 2002 of $603 is comprised primarily of the gain on the sale of the remaining land and building of the Belgian roll-making facility, which was closed in 2001, of approximately $917 offset by the loss on the sale of Formet Ltd. of approximately $240.

Restructuring and other charges of $(46) in 2002 represent the net of a restructuring provision of $616 for costs incurred relating to the reduction of manning levels at several of the Corporation’s operations and the reversal of approximately $662 of the 2001 restructuring and other charges provision no longer needed. The 2002 restructuring provision arose as a result of weak economic conditions across each of the segments of the Corporation including a depressed steel industry, reduced demand for power generation equipment and a slowdown in construction and capital spending. Annual savings arising from the 2002 and 2001 restructurings approximated $3,500 in 2004 and 2003 principally attributable to reduced labor costs. The corresponding impact on earnings is not evident due to changes in product mix and higher costs of raw materials, natural gas and employee benefits.

Interest expense was $312, $332 and $407 for 2004, 2003 and 2002, respectively. While interest expense in 2004 approximated that of 2003, the decrease from 2002 is due to lower interest rates. Other (expense) income equaled $(47), $(87) and $354 for 2004, 2003 and 2002, respectively. The net expense in 2004 and 2003 is a result of foreign exchange losses arising from the weakening of the U.S. dollar against foreign currencies, particularly the Euro, versus gains in 2002.

The 1% effective income tax rate for continuing operations in 2004 is in lieu of a statutory rate of approximately 35% due to losses for the U.K. operations for which no income tax benefit is provided and minimal taxable income for domestic operations due to permanent tax benefits. The effective income tax rate for continuing operations was 37.4% and 42.7% for 2003 and 2002, respectively; the decrease also attributable to higher losses for the U.K. operations for which no tax benefit is provided.

The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its Plastics Processing Machinery segment on August 15, 2003. The transaction was recorded as a discontinued operation and presented net of income tax in the accompanying consolidated financial statements. A loss on disposal of approximately $4,600 was recognized comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500 and a provision for environmental remediation of $2,100 (see Note 19 to Consolidated Financial Statements). Results of operations for this segment approximated $(730) for 2003 through the date of disposition and $(1,189) for 2002 and net sales approximated $15,002 and $24,620 for the respective periods.

Effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” resulting in an after-tax write-off of goodwill of $2,894 specific to the now-sold Plastics Processing Machinery segment. The write-off was recorded as a cumulative effect of change in accounting, net of income tax, in the accompanying consolidated statements of operations. The impairment arose from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand.

As a result of the above, the Corporation incurred a net loss of $(2,599) or $(0.27) per common share for 2004 in comparison to net loss of $(2,190) or $(0.23) per common share for 2003 and net income of $2,590 or $0.27 per common share for 2002.

Forged and Cast Rolls

	2004	2003	2002
Sales	$126,162	$110,431	$95,901
Operating (loss) income	$(1,208)	$6,343	$4,093
Backlog	$138,729	$83,757	$72,158

ampco pittsburgh | 2004 annual report	14

During 2004, the Forged and Cast Rolls segment benefited from resurgence in the global steel industry and the weaker dollar which improved export business particularly with China, India and other growing economies. The U.K. operations benefited in 2004 from the sale of inventory it acquired from a now-liquidated competitor and from the sale of cast roll technology to a Chinese roll producer which began in 2003 and continued partway through 2004.

The improvement to operating income from the additional volume was more than offset by higher natural gas, steel scrap and ferro alloy costs which also put certain U.K. sales contracts in a loss position and resulted in an additional charge to earnings. Operating results were also negatively impacted by uninsured costs and lost sales arising from flood damage caused by the remnants of Hurricane Ivan. The improvement in 2003 from 2002 was attributable primarily to higher volumes and the sale of technology by Davy Roll to a cast roll producer in China. In addition, segment earnings for 2004 and 2003 would have been lower had it not been for reductions in labor costs arising from the 2002 and 2001 restructurings.

Earnings for 2002 benefited from a credit of $250 representing the net of restructuring charges of $412 for severance costs associated with the permanent reduction in U.K. manning levels offset by the reversal of unused restructuring provisions of $441 and a foreign currency adjustment credit of $221 relating to closure of the Belgian plant in 2001. In addition, in 2002, the Belgian facilities were sold at a gain of $917 and the Formet Ltd. operations were sold at a loss of $240.

Order backlogs have continued to improve in 2004 from 2003 and 2002 and are indicative of the increase in global demand and inclusion of surcharges and price increases to cover the escalation in raw material and energy costs. Approximately $12,000 of the December 31, 2004 backlog is scheduled for shipment beyond 2005.

Air and Liquid Processing

	2004	2003	2002
Sales	$76,699	$69,802	$91,855
Operating income	$4,819	$3,504	$11,547
Backlog	$26,252	$29,166	$28,764

Sales for each of the companies were virtually the same for 2004 and 2003 with the exception of Buffalo Air Handling which benefited from a $6 million airport project. Competition remained fierce for the air handling operation causing gross margins to be squeezed, and when added to the high cost of raw materials, particularly for steel, minimized the improvement to earnings. Legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers decreased by approximately $1,313 in 2004 for this segment.

For 2003, shipments and operating income were lower for each of the operating units against 2002 with each being severely impacted by the fragile economy. Specifically, a dramatic reduction in demand for lube oil pumps for use with gas turbines by the power generation industry negatively affected Buffalo Pumps’ sales and operating income in 2003. Sales and operating income decreased for Buffalo Air Handling due to lack of industrial and construction spending. Additionally, lack of business activity created additional competition as companies bid on work outside their typical niches. For Aerofin, sales and operating income for 2003 were negatively impacted by the economy resulting in customers delaying spending on equipment and upgrades. In 2002, Aerofin benefited from heightened demand from the utility markets for heat exchange coils which offset the effects of the recession-weakened industrial sector; however, this increased demand did not carry over into 2003. Legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers also increased by approximately $1,721 in 2003 from 2002 for this segment.

Operating income for 2002 also includes restructuring charges of $204 for severance costs associated with the permanent reduction in manning levels. Segment earnings for 2004 and 2003 would have been lower had it not been for reductions in labor costs arising from the 2002 restructuring.

Backlog as of December 31, 2004 is lower than that at December 31, 2003 and 2002 due to the lack of capital spending in the markets served. Approximately $1,600 of the December 31, 2004 backlog is scheduled for shipment beyond 2005.

15	ampco pittsburgh | 2004 annual report

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were positive for 2004, 2003 and 2002 at $9,408, $4,101 and $21,333, respectively. The fluctuation between the years is primarily as a result of changes in working capital including stronger collections on outstanding receivables in 2004 and higher sales in the fourth quarter of 2003 against fourth quarter 2002.

Net cash flows (used in) provided by investing activities were $(5,111), $6,863 and $(3,010) in 2004, 2003 and 2002, respectively. The fluctuation is due primarily to proceeds from the 2003 sale of the Plastics Processing Machinery segment of which $500 was received in 2004 and $15,600 was received in 2003. In 2002, the Corporation sold the net assets of its small metals forging business for approximately $1,308, the balance of the proceeds of $83 was paid in June 2003, and the remaining assets of the Belgian facility for $1,447. Cash outflows relate primarily to capital expenditures which approximated $7,151 (of which $1,498 of governmental grants was subsequently received by the Davy Roll operations), $8,525, and $4,184 in 2004, 2003 and 2002, respectively. Investing activities for the discontinued operations relate primarily to capital expenditures. As of December 31, 2004, future capital expenditures totaling $2,410 have been approved. Funds on hand, funds generated from future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In addition, the Corporation continues to evaluate potential acquisitions.

Net cash outflows used in financing activities include quarterly dividends of $0.10 per common share for each of the three years. Proceeds from the issuance of common stock under the Corporation’s stock option plan amounted to $978, $216 and $238 in 2004, 2003 and 2002, respectively. Financing activities of the discontinued operation represent repayment of $1,350 of industrial revenue bonds in 2002.

The change in the value of the Euro and the British pound against the dollar impacted cash and cash equivalents by $(340), $624 and $766 for 2004, 2003 and 2002, respectively.

As a result of the above, cash and cash equivalents increased by $1,056 in 2004 and ended the year at $36,795 in comparison to $35,739 and $27,789 at December 31, 2003 and 2002, respectively. The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2004 was approximately $9,300 (including £2,500 in the U.K. and €400 in Belgium).

The Corporation has the following contractual obligations outstanding as of December 31, 2004:

	Payments due by Period
	Total	< 1 year	1–3 years	3–5 years	> 5 years
Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311
Operating Lease Obligations	5,323	777	1,269	890	2,387
Capital Expenditures	946	946	—	—	—
Pension and Other Postretirement Benefit Obligations(2)	21,622	1,690	3,371	3,402	13,159

Total	$41,202	$3,413	$4,640	$4,292	$28,857

(1)	Interest on Industrial Revenue Bond Debt is variable and ranged between 1.33% and 1.51% in the current year. See Note 7 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to the unfunded pension and other postretirement benefit plans and the Davy Roll defined benefit plan. No contributions are required in 2005 to the U.S. defined benefit plan and amounts to be contributed in the future, if any, are currently not known. See Note 8 to the Consolidated Financial Statements.

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at four third-party landfill sites. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations at a cost estimate of $2,100 which will be paid over several years and was provided for in 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 19 to Consolidated Financial Statements).

ampco pittsburgh | 2004 annual report	16

The nature and scope of the Corporation’s business brings it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. The Corporation does not anticipate that its financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation (see Note 18 to Consolidated Financial Statements).

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2005, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2005 operating results.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Corporation has identified critical accounting policies that are important to the presentation of the Corporation’s financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets and goodwill, environmental matters and income taxes.

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, mortality, turnover and discount rates. Specifically, the expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid out over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to historical rates of return.

For the domestic plans, the average rates of return earned on the market-related value of plan assets by the Corporation averaged 6.0% for the five-year period of 2000 –2004, and 12.0% for the ten-year period of 1995 –2004. Accordingly, the Corporation believes the expected long-term rate of return of 8.5% for its domestic plans as of December 31, 2004 to be reasonable. The foreign plan was formed in connection with the acquisition of the U.K. operations with plan assets transferred from the seller’s plan to the newly-created plan in October 2001. As a result, similar historical experience for rates of return specific to the plan is not available. Instead, the expected long-term rate of return for the foreign plan is estimated based on the historical average returns earned by each of the asset classes in the plan. The Corporation believes the assumed long-term rate of return of 7.18% as of December 31, 2004 to be reasonable.

The discount rates utilized in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. The Corporation believes the assumed rates of 6% and 5.25% as of December 31, 2004 for its domestic and U.K plans, respectively, to be reasonable.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the rate of return would increase annual pension expense by approximately $1,500. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $4,600 (see Note 8 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable as outlined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. The Corporation believes the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2004.

17	ampco pittsburgh | 2004 annual report

Goodwill is no longer amortized but tested for impairment at the reporting unit level at least annually in connection with the Corporation’s strategic planning process. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be bought or sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume. Actual results may differ from these assumptions. The Corporation believes the amount recorded in the accompanying consolidated financial statements for goodwill of $2,694 is recoverable and is not impaired as of December 31, 2004.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The Corporation believes the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 19 to Consolidated Financial Statements).

The Corporation provides for income taxes based on management’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions and interpretations of existing tax law (see Notes 1 and 14 to Consolidated Financial Statements).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” which confirms that accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges and that allocation of fixed production overheads to inventories be based on normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for the Corporation on January 1, 2006 and are not expected to have a significant effect on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which amends previously issued guidance by eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges which do not have commercial substance. The provisions of SFAS No. 153 will become effective for the Corporation on July 1, 2005. Until the Corporation enters into such transactions, the standard will not impact the Corporation’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Shared-Based Payment” which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value and companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123 (R) become effective for the Corporation on July 1, 2005 and the Corporation will adopt the standard prospectively. Until the Corporation issues additional stock options, the standard will not impact the Corporation’s financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-K as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect the Corporation’s current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise. These forward-looking statements shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

ampco pittsburgh | 2004 annual report	18

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Corporation views its primary market risk exposures to relate to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, the Corporation’s policy is to hedge a portion of its foreign currency denominated sales and receivables – primarily U.S. sales denominated in Euros and foreign sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that exports for the Corporation’s foreign operation would increase and gross margins would improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for the Corporation’s domestic operations would increase and gross margins would improve. Accordingly, a 10% strengthening of either of the entities’ functional currency (the U.S. dollar and the British pound) is not expected to have a significant effect on the Corporation’s consolidated financial statements.

To reduce the effect of price changes for certain of its raw materials, the Corporation enters into futures contracts for a particular commodity and purchases a portion of its alloys in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, scrap and alloys) would have approximately a $5,000 impact. The ability to pass these increases on to the customer is contingent upon current market conditions with the Corporation having to absorb a significant portion of such increase.

See also Note 13 (Financial Instruments) to Consolidated Financial Statements.

19	ampco pittsburgh | 2004 annual report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$36,795	$35,739
Receivables, less allowance for doubtful accounts of $956 in 2004 and $543 in 2003	37,496	38,802
Inventories	54,319	48,260
Other	8,337	11,550

Total current assets	136,947	134,351

Property, plant and equipment, at cost:
Land and land improvements	4,292	4,219
Buildings	25,170	25,149
Machinery and equipment	135,058	130,015

	164,520	159,383
Accumulated depreciation	(95,088)	(89,885)

Net property, plant and equipment	69,432	69,498
Prepaid pensions	25,140	24,104
Goodwill	2,694	2,694
Other noncurrent assets	3,731	3,501

	$237,944	$234,148

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,446	$11,178
Accrued payrolls and employee benefits	8,715	7,933
Other	17,009	14,931

Total current liabilities	41,170	34,042
Employee benefit obligations	28,872	16,692
Industrial Revenue Bond debt	13,311	13,311
Deferred income taxes	18,843	19,471
Other noncurrent liabilities	7,231	5,002

Total liabilities	109,427	88,518

Commitments and contingent liabilities (Note 9)
Shareholders’ Equity:
Preference stock-no par value; authorized 3,000 shares; none issued	—	—
Common stock-par value $1; authorized 20,000 shares; issued and outstanding 9,747 shares in 2004, 9,654 shares in 2003	9,747	9,654
Additional paid-in capital	104,204	103,211
Retained earnings	34,163	40,649
Accumulated other comprehensive loss	(19,597)	(7,884)

Total shareholders’ equity	128,517	145,630

	$237,944	$234,148

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2004 annual report	20

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net sales	$202,861	$180,233	$187,756

Operating costs and expenses:
Costs of products sold (excluding depreciation)	169,824	141,739	145,377
Selling and administrative	28,825	27,210	25,831
Depreciation	6,273	6,214	6,163
Loss (gain) on disposition of assets and businesses	163	9	(603)
Restructuring and other charges	—	—	(46)

	205,085	175,172	176,722

(Loss) income from operations	(2,224)	5,061	11,034

Other (expense) income:
Interest expense	(312)	(332)	(407)
Other – net	(47)	(87)	354

	(359)	(419)	(53)

(Loss) income from continuing operations before income taxes	(2,583)	4,642	10,981
Income tax provision	16	1,734	4,690

(Loss) income from continuing operations	(2,599)	2,908	6,291

Discontinued operations:
Loss from operations, including loss on disposal of $4,600 in 2003	—	(5,330)	(1,189)
Income tax benefit	—	232	382

	—	(5,098)	(807)

(Loss) income before cumulative effect of change in accounting for goodwill	(2,599)	(2,190)	5,484
Cumulative effect of change in accounting for goodwill, net of income taxes of $1,558	—	—	(2,894)

Net (loss) income	$(2,599)	$(2,190)	$2,590

Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.27)	$0.30	$0.65
(Loss) from discontinued operations	—	(0.53)	(0.08)
Cumulative effect of change in accounting for goodwill	—	—	(0.30)
Net (loss) income	(0.27)	(0.23)	0.27

Weighted average number of common shares outstanding	9,708	9,637	9,625

See Notes to Consolidated Financial Statements.

21	ampco pittsburgh | 2004 annual report

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2002	$9,609	$102,791	$47,957	$(2,553)	$157,804
Comprehensive loss:
Net income 2002			2,590		2,590
Other comprehensive loss(a)				(6,034)	(6,034)

Comprehensive loss					(3,444)
Issuance of common stock	23	215			238
Cash dividends ($0.40 per share)			(3,851)		(3,851)

Balance December 31, 2002	9,632	103,006	46,696	(8,587)	150,747
Comprehensive loss:
Net loss 2003			(2,190)		(2,190)
Other comprehensive income(a)				703	703

Comprehensive loss					(1,487)
Issuance of common stock	22	205			227
Cash dividends ($0.40 per share)			(3,857)		(3,857)

Balance December 31, 2003	9,654	103,211	40,649	(7,884)	145,630
Comprehensive loss:
Net loss 2004			(2,599)		(2,599)
Other comprehensive loss(a)				(11,713)	(11,713)

Comprehensive loss					(14,312)
Issuance of common stock	93	993			1,086
Cash dividends ($0.40 per share)			(3,887)		(3,887)

Balance December 31, 2004	$9,747	$104,204	$34,163	$(19,597)	$128,517

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2002	$(1,937)	$(806)	$(100)	$290	$(2,553)
Reclassification adjustments	228	—	49	(32)	245
Changes in 2002	2,287	(7,766)	(521)	(279)	(6,279)

Balance at December 31, 2002	578	(8,572)	(572)	(21)	(8,587)
Reclassification adjustments	—	—	744	(3)	741
Changes in 2003	3,435	(1,510)	(2,096)	133	(38)

Balance at December 31, 2003	4,013	(10,082)	(1,924)	109	(7,884)
Reclassification adjustments	—	—	349	—	349
Changes in 2004	2,142	(12,549)	(1,812)	157	(12,062)

Balance at December 31, 2004	$6,155	$(22,631)	$(3,387)	$266	$(19,597)

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2004 annual report	22

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
(Loss) income from continuing operations	$(2,599)	$2,908	$6,291
Adjustments to reconcile (loss) income from continuing operations to net cash flows from operating activities:
Depreciation	6,273	6,214	6,163
Deferred income taxes	(60)	1,689	2,824
Pension and other postretirement benefits	(499)	(1,824)	(2,445)
Provision for restructuring and other charges	—	—	(46)
Provision for bad debts and inventory write-downs	546	745	337
Provision for adverse sales contracts	948	—	—
Provision for warranties	545	(7)	(132)
Other – net	157	11	(1,065)
Operating activities of discontinued operations	—	345	2,666
Changes in assets/liabilities, net of effects from business acquisitions and divestitures:
Receivables	1,959	(4,617)	6,814
Inventories	(5,116)	(1,684)	162
Other assets	(2,263)	(5,452)	2,494
Accounts payable	3,954	660	(2,119)
Accrued payrolls and employee benefits	1,666	1,749	(961)
Other liabilities	3,897	3,364	350

Net cash flows provided by operating activities	9,408	4,101	21,333

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,151)	(8,525)	(4,184)
Proceeds from the sale of businesses	500	15,600	1,225
Proceeds from the sale of assets	42	—	1,470
Proceeds from U.K. governmental grants	1,498	—	—
Investing activities of discontinued operations	—	(212)	(1,465)
Other	—	—	(56)

Net cash flows (used in) provided by investing activities	(5,111)	6,863	(3,010)

Cash flows from financing activities:
Dividends paid	(3,879)	(3,854)	(3,848)
Proceeds from the issuance of common stock	978	216	238
Financing activities of discontinued operations	—	—	(1,350)

Net cash flows used in financing activities	(2,901)	(3,638)	(4,960)

Effect of exchange rate changes on cash and cash equivalents	(340)	624	766

Net increase in cash and cash equivalents	1,056	7,950	14,129
Cash and cash equivalents at beginning of year	35,739	27,789	13,660

Cash and cash equivalents at end of year	$36,795	$35,739	$27,789

Supplemental information:
Income tax payments	$583	$253	$2,517
Interest payments	302	334	359
Supplemental non-cash information:
Recognition of funding deficit (Note 8)	$(11,725)	$(646)	$(8,552)
Note receivable from sale of businesses (Note 3)	—	500	83

See Notes to Consolidated Financial Statements.

23	ampco pittsburgh | 2004 annual report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

Certain amounts for preceding periods have been reclassified for comparability with the 2004 presentation.

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

Inventories

Inventories are valued at the lower of cost or market. Cost includes the cost of raw materials, direct labor and overhead for those items manufactured but not yet sold or for which title has not yet transferred. Fixed production overhead is allocated to inventories based on normal capacity of the production facilities. Costs for abnormal amounts of spoilage, handling costs and freight costs are charged to expense when incurred. Cost of domestic raw materials, work-in-process and finished goods inventories is primarily determined by the last-in, first-out (LIFO) method. Cost of domestic supplies and foreign inventories is primarily determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost with depreciation computed using the straight-line method over the following estimated useful lives: land improvements –15 to 20 years, buildings –25 to 50 years and machinery and equipment –5 to 25 years. Expenditures that extend economic useful lives are capitalized. Routine maintenance is charged to expense. Gains or losses are recognized on retirements or disposals. Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Proceeds from governmental grants are recorded as a reduction in purchase price of the underlying assets and amortized against depreciation over the lives of the related assets.

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually in conjunction with the Corporation’s strategic planning process. The Corporation’s reporting units are the major product lines comprising its reportable business segments. Fair value is estimated using discounted cash flow methodologies and market comparable information. The Corporation does not have any other material intangible assets.

ampco pittsburgh | 2004 annual report	24

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, changes in the minimum pension liability, changes in the fair value of derivatives designated and effective as cash flow hedges and unrealized holding gains and losses on securities designated as available for sale. Reclassification adjustments are amounts which are realized during the year, and accordingly are deducted from other comprehensive income (loss) in the period in which they are included in net (loss) income, or transactions which no longer qualify as a cash flow hedge. Foreign currency translation adjustments are included in net (loss) income upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity; unrealized holding gains (losses) on securities are included in net (loss) income when the underlying security is sold and changes in the fair value of derivatives are included in net (loss) income when the projected sale occurs. Changes in minimum pension liabilities are not included in net (loss) income and therefore do not have corresponding reclassification adjustments.

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

Financial Instruments

Derivative instruments which include forward exchange and futures contracts are recorded in the consolidated balance sheets as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge, the change in fair value previously deferred in accumulated other comprehensive loss is reclassified to earnings (net sales) and subsequent changes in fair value are recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities including net operating loss carry forwards. A valuation allowance is provided against a deferred income tax asset when it is more likely than not the asset will not be realized. Similarly, if a determination is made that it is more likely than not the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. The Corporation regularly evaluates the likelihood of assessments in each of its taxing jurisdictions and establishes tax accruals where deemed necessary. Once established, tax accruals are adjusted based on current information and estimates.

25	ampco pittsburgh | 2004 annual report

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

Earnings Per Common Share

Basic earnings per common share are computed by dividing (loss) income from continuing operations, loss from discontinued operations, cumulative effect of change in accounting for goodwill, and net (loss) income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. There was no assumption of exercise of stock options in 2004 because the effect would have been anti-dilutive. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,693,459 for 2003 and 9,656,176 for 2002.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs” which confirms that accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges and that allocation of fixed production overheads to inventories be based on normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for the Corporation on January 1, 2006 and are not expected to have a significant effect on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” which amends previously issued guidance by eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges which do not have commercial substance. The provisions of SFAS No. 153 will become effective for the Corporation on July 1, 2005. Until the Corporation enters into such transactions, the standard will not impact the Corporation’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Shared-Based Payment” which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value and companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123 (R) become effective for the Corporation on July 1, 2005 and the Corporation will adopt the standard prospectively. Until the Corporation issues additional stock options, the standard will not impact the Corporation’s financial condition or results of operations.

NOTE 2 – FLOOD DAMAGE:

In September 2004, the Carnegie, Pennsylvania plant of the Corporation’s Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. The plant is the larger of the two forged hardened steel roll finishing operations and was back to full production in early November. The Corporation expects to settle a business interruption insurance claim in the first part of 2005. Through December 31, 2004, the Corporation received a $3,000 advance toward its clean up costs, repairs to machinery and recovery of certain fixed expenses. Uninsured costs approximated $375 and are recorded in costs of products sold in the accompanying consolidated statement of operations.

NOTE 3 – ACQUISITIONS/DIVESTITURES:

The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its Plastics Processing Machinery segment (NCII) on August 15, 2003. The sales price approximated $16,100 of which $15,600 was received in 2003 and the balance in 2004. A loss on disposal of approximately $4,600 was recognized comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500 and a provision for environmental remediation of $2,100 (see Note 19). Results of operations for this segment approximated $(730) for 2003 through the date of disposition and $(1,189) for 2002 and net sales approximated $15,002 and $24,620 in 2003 and 2002, for the respective periods.

In June 2002, the Corporation sold the net assets, excluding primarily trade receivables and payables, of Formet Ltd., its small metals forging business in the U.K., for approximately its net book value or $1,308. A loss of approximately $240 was recognized relating primarily to the release of foreign currency translation losses previously recorded as a component of accumulated other comprehensive loss.

ampco pittsburgh | 2004 annual report	26

The Corporation continues to evaluate potential acquisitions to ensure that long-term objectives of achieving maximum shareholder value are met.

NOTE 4 – INVENTORIES:

	2004	2003
Raw materials	$13,984	$11,803
Work-in-progress	25,717	23,392
Finished goods	8,320	7,894
Supplies	6,298	5,171

	$54,319	$48,260

The LIFO reserve at December 31, 2004 and 2003 approximated $(3,900) and $61, respectively, and approximately 64% and 70% of the inventory was valued using the LIFO method in 2004 and 2003, respectively.

NOTE 5 – GOODWILL:

The Corporation tested the goodwill attributable to each of its reporting units for impairment as of January 1, 2002. As a result, $4,452 of goodwill specific to the heat-transfer rolls unit of the now-sold Plastics Processing Machinery segment was written off and recorded as a cumulative effect of change in accounting, net of income tax, in the accompanying consolidated statements of operations. The impairment arose from the severe downturn in the plastics processing industry resulting in reduced selling prices and a significant reduction in demand. The Corporation tested remaining goodwill which relates to the Air and Liquid Processing segment as of December 31, 2004 and 2003 and no impairment existed.

NOTE 6 – OTHER CURRENT LIABILITIES:

	2004	2003
Customer-related liabilities	$5,991	$5,674
Commissions	1,966	2,080
Forward exchange contracts at fair value	1,881	2,335
Other	7,171	4,842

	$17,009	$14,931

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2004 and 2003.

	2004	2003
Balance at the beginning of the year	$3,435	$3,209
Satisfaction of warranty claims	(2,115)	(1,921)
Provision for warranty claims	2,660	1,914
Other, primarily impact from changes in foreign currency exchange rates	170	233

Balance at the end of the year	$4,150	$3,435

NOTE 7 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,300 (including £2,500 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2004 and 2003. In February 2005, the U.K. line of credit was temporarily increased to £3,000 through March 31, 2005; unless otherwise negotiated, the line of credit will reduce to £2,100 thereafter.

As of December 31, 2004, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 1.33% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 1.51% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 1.36% during the current year. The IRBs are secured by letters of credit of equivalent amounts and require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2004.

27	ampco pittsburgh | 2004 annual report

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has defined benefit pension plans covering substantially all of its U.S. employees. Generally, the benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plans covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans are fully funded, no additional contributions have been required for many years or are expected to be required in 2005. Estimated benefit payments for subsequent years are $6,428 for 2005, $6,551 for 2006, $6,724 for 2007, $6,966 for 2008, $7,291 for 2009 and $41,197 for 2010 – 2014.

Employees of Davy Roll participate in a contributory defined benefit plan that was curtailed effective December 31, 2004 and replaced with a defined contribution plan which was made available to new employees in 2003. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Contributions to the contributory defined benefit plan approximated $1,225, $1,211 and $845 in 2004, 2003 and 2002, respectively, and are expected to approximate $577 in 2005. As of December 31, 2004 and 2003, the accumulated benefit obligations exceeded the fair value of the plan assets; accordingly, the unfunded accumulated benefit obligation of $15,037 and $2,194, respectively, was recognized as an additional minimum pension liability. No additional contributions are expected to be required as a result of the additional minimum pension liability. Estimated benefit payments for subsequent years are $483 for 2005, $537 for 2006, $585 for 2007, $631 for 2008, $702 for 2009 and $4,846 for 2010 – 2014. Contributions to the defined contribution plan approximated $20 and $10 in 2004 and 2003, respectively, and are expected to approximate $665 in 2005.

The Corporation also maintains a nonqualified defined benefit plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate sponsored pension plans. The assets of the trust are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets of the trust are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2002 –2004 and none are expected in 2005. The fair market value of the trust at December 31, 2004 and 2003, which is included in other noncurrent assets, was $2,506 and $2,268, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Estimated benefit payments for subsequent years are approximately $130 each year for 2005 –2009 and $718 for 2010 –2014, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $140, $120 and $114 in 2004, 2003, and 2002, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are unfunded. Estimated benefit payments for subsequent years are approximately $978 for 2005, $954 for 2006, $931 for 2007, $914 for 2008, $906 for 2009 and $4,421 for 2010 –2014.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a prescription drug benefit and a federal subsidy to sponsors of a retiree health care benefit plan which offers a benefit that is at least actuarially equivalent to “Medicare D”. The effect of the Act was to reduce the accumulated benefit obligation for other postretirement benefits by approximately $465 as of December 31, 2004 and benefit costs by $65 for 2004. The impact on future benefit payments is not significant.

ampco pittsburgh | 2004 annual report	28

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Change in projected benefit obligations:
Projected benefit obligations at January 1	$109,078	$108,796	$33,206	$23,379	$12,960	$12,453
Service cost	2,040	2,148	1,111	800	277	218
Interest cost	6,662	6,804	1,858	1,357	772	781
Foreign currency exchange rate changes	—	—	2,531	2,808	—	—
Effects of plan curtailment	—	—	(2,529)	—	—	—
Plan amendments	76	1,247	—	—	—	—
Actuarial loss	2,921	1,985	7,661	5,532	159	565
Transfer of projected benefit obligations	—	(6,578)	—	—	—	—
Participant contributions	—	—	594	541	510	493
Benefits paid from plan assets	(5,338)	(5,214)	(1,145)	(1,211)	—	—
Benefits paid by the Corporation	(34)	(110)	—	—	(1,356)	(1,550)

Projected benefit obligations at December 31	$115,405	$109,078	$43,287	$33,206	$13,322	$12,960

Accumulated benefit obligations at December 31	$108,910	$103,032	$43,287	$25,518	$13,322	$12,960

Change in plan assets:
Fair value of plan assets at January 1	$117,948	$114,630	$23,324	$17,407	$—	$—
Actual return on plan assets	5,823	15,110	2,571	3,430	—	—
Transfer of plan assets	—	(6,578)	—	—	—	—
Foreign currency exchange rate changes	—	—	1,681	1,946	—	—
Corporate contributions	34	110	1,225	1,211	846	1,057
Participant contributions	—	—	594	541	510	493
Gross benefits paid	(5,372)	(5,324)	(1,145)	(1,211)	(1,356)	(1,550)

Fair value of plan assets at December 31	$118,433	$117,948	$28,250	$23,324	$—	$—

Funded status of the plans:
Fair value of plan assets at December 31	$118,433	$117,948	$28,250	$23,324	$—	$—
Less projected benefit obligations	115,405	109,078	43,287	33,206	13,322	12,960

Funded status	3,028	8,870	(15,037)	(9,882)	(13,322)	(12,960)
Unrecognized actuarial loss	12,379	4,950	22,611	17,750	3,507	3,497
Unamortized prior service cost (benefit)	6,057	6,569	—	—	(557)	(1,106)
Unrecognized net transition obligation	—	3	—	—	—	—

	$21,464	$20,392	$7,574	$7,868	$(10,372)	$(10,569)

Amounts recognized in the balance sheets:
Prepaid pension costs	$25,140	$24,104	$—	$—	$—	$—
Accumulated other comprehensive loss	—	—	22,611	10,062	—	—
Minimum pension liability	—	—	(15,037)	(2,194)	—	—
Accrued benefit cost	(3,676)	(3,712)	—	—	(10,372)	(10,569)

	$21,464	$20,392	$7,574	$7,868	$(10,372)	$(10,569)

29	ampco pittsburgh | 2004 annual report

The pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. The fluctuation in plan assets is attributable to benefit payments, contributions to the plans and returns on plan assets which were approximately 5% for 2004 and 14% for 2003 for the domestic plans and approximately 10% and 18%, respectively, for the foreign plan. In connection with the 2003 sale of the Plastics Processing Machinery group, plan assets and liabilities associated with those participants of $6,578, were transferred to the buyer’s plan.

The following summarizes target asset allocations as of December 31, 2004 and major asset categories as of December 31, 2004 and 2003:

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2004	2004	2003	Dec. 31, 2004	2004	2003
Equity Securities	70–80%	80%	79%	70–80%	73%	75%
Fixed Income Securities	20–30%	15%	20%	20–30%	24%	23%
Other (primarily cash and cash equivalents)	0–10%	5%	1%	—	3%	2%

As required by the investment policy of the U.S. plans, investments in equity securities are primarily in common stocks of publicly traded U.S. companies, the majority of which pay dividends on a regular basis. No individual common stock is to comprise more than 5% of the equity security category and the portfolio is to diversify among numerous industries. Investments in fixed income securities are typically A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds. In January 2005, the Investment Committee of the Corporation approved the transfer of approximately 67% of the Plan assets to two additional investment managers with the objective of improving the overall performance of the asset portfolio. In connection with the transfer, the Investment Committee revised the investment policy to require a long-term asset allocation of 65% –75% in equity securities, 25% –35% in fixed income securities, and up to 10% in hedge and absolute return funds. Similar limitations on investments described above remain in effect.

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected return on plan assets is used. Differences between the actual return on plan assets and the expected return on plan assets become a component of unrecognized actuarial gains or losses. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension costs over the average remaining service period of employees expected to receive benefits under the plans. As a result of favorable investment returns on plan assets since the early 1990s and a fully funded status, the domestic plans generate income. The foreign plan generates expense because the plan is not fully funded and service and interest costs exceed the expected return on plan assets.

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost	$2,040	$2,148	$1,984	$1,111	$800	$972	$277	$218	$173
Interest cost	6,662	6,804	6,815	1,858	1,357	1,409	772	781	748
Expected return on plan assets	(10,197)	(10,819)	(11,102)	(1,753)	(1,346)	(1,429)	—	—	—
Amortization of prior service cost (benefit)	591	550	614	—	—	—	(548)	(548)	(548)
Actuarial (gain) loss	(134)	(4)	(881)	779	559	531	148	54	7

Net (income) cost	$(1,038)	$(1,321)	$(2,570)	$1,995	$1,370	$1,483	$649	$505	$380

ampco pittsburgh | 2004 annual report	30

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

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Discount rate	6.00%	6.25%	5.25%	5.50%	6.00%	6.25%
Rate of increases in compensation	3.00%	3.00%	—	3.25%	—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.50%	7.25%	5.50%	5.75%	6.25%	6.25%	6.50%	7.25%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	7.18%	7.50%	7.50%	—	—	—
Rate of increases in compensation	3.00%	3.00%	3.00%	3.25%	2.75%	2.80%	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2004 for other postretirement benefits is 9% for 2005, gradually decreasing to 4.75% in 2009. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care costs increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2004 and the annual benefit expense for 2004 by approximately $1,400 and $150, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby letters of credit as of December 31, 2004 approximated $18,247, the majority of which serve as collateral for the Corporate IRBs.

In connection with the sale of NCII, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000. Based on experience while owning the segment, the Corporation believes no amounts will become due.

During 2004, the Davy Roll operations received $1,498 (£800) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment with approximately an additional $400 (£200) available upon achievement of other milestones. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009.

See Note 18 regarding litigation and Note 19 for environmental matters.

NOTE 10 – AUTHORIZED AND ISSUED SHARES:

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

31	ampco pittsburgh | 2004 annual report

After the Rights become exercisable, if anyone acquires 30% or more of the Corporation’s stock or assets, merges into the Corporation or engages in certain other transactions, each Right may be used to purchase shares of the Corporation’s common stock (or, under certain conditions, the acquirer’s common stock) worth twice the exercise price. The Corporation may redeem the Rights, which expire in November 2008, for one cent per Right under certain circumstances. At December 31, 2004, there are 3,000,000 shares of unissued preference stock, of which 150,000 shares have been designated as Series A Preference Stock for issuance in connection with these Rights.

NOTE 11 – STOCK OPTION PLAN:

Under the terms of the 1997 Stock Option Plan, as amended, options may be granted to selected employees to purchase, in the aggregate, up to 600,000 shares of the common stock of the Corporation. Options may be either incentive or non-qualified and are subject to terms and conditions, including exercise price and timing of exercise, as determined by the Stock Option Committee of the Board of Directors. The options vest at date of grant and have a ten-year life. To date, options have been granted at an exercise price equivalent to the market price on the date of grant; accordingly, no stock-based compensation costs have been recorded in net (loss) income. All shares under options were exercisable during 2002 –2004.

Stock option activity during 2002 –2004 was as follows:

	Shares Under Options	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2002	528,600		$10.43
Exercised during 2002	(23,600)	$10.12

Balance at December 31, 2002	505,000		$10.44
Exercised during 2003	(21,000)	$10.58

Balance at December 31, 2003	484,000		$10.44
Exercised during 2004	(94,000)	$10.30

Balance at December 31, 2004	390,000		$10.47

No stock options were granted during the three year period ended December 31, 2004; accordingly, there would be no effect on net (loss) income or earnings per common share for these years had the Corporation applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Stock options outstanding as of December 31, 2004 were as follows:

Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
167,500	$10.00	4.0
217,500	10.81	5.3
5,000	11.13	6.0

390,000	$10.47	4.8

NOTE 12 – OTHER COMPREHENSIVE LOSS:

Certain components of other comprehensive loss are presented net of income tax. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. Tax expense associated with changes in the minimum pension liability on the U.S. plans in 2002 was $(423); there was no similar minimum pension liability in 2004 and 2003. With respect to the foreign pension plan, a full valuation allowance has been provided against the deferred income tax asset arising from the changes in minimum pension liability since it is more likely than not the asset will not be realized. The tax benefit associated with changes in the fair value of derivatives was approximately $1,126, $1,375 and $281 for 2004, 2003 and 2002, respectively, and approximately $247, $401 and $26 for 2004, 2003 and 2002, respectively, for the reclassification adjustments. The tax (expense) benefit associated with changes in the unrealized holding gains and losses on securities was $(82), $(72) and $151 for 2004, 2003 and 2002, respectively, and $0, $(2), and $(17) for 2004, 2003 and 2002, respectively, for the reclassification adjustments.

ampco pittsburgh | 2004 annual report	32

NOTE 13 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of December 31, 2004, approximately $59,249 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2005 through December 2009. As of December 31, 2004, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximated $1,881 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximated $4,766. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income (loss) and approximated $(3,662), net of income taxes, as of December 31, 2004. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,004) expected to be released to earnings in 2005. Approximately $(1,588), $(1,306) and $0 was released to pre-tax earnings in 2004, 2003 and 2002, respectively. Additionally, approximately $(270) was ineffective in 2004 and released to pre-tax earnings.

Gains (losses) on foreign exchange transactions approximated $(296), $(206) and $264 for 2004, 2003 and 2002, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2004, approximately 100% or $2,440 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $430 and the fair value of the remaining contracts approximated $9 as of December 31, 2004. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of other comprehensive income (loss) and approximated $275, net of income taxes, as of December 31, 2004. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $270 expected to be released to earnings in 2005. Approximately $909, $107, $(145) was released to pre-tax earnings in 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The fair market value of forward foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of other financial instruments classified as current assets or current liabilities approximates their carrying values due to the short-term maturity of these instruments. The fair value of the variable rate IRB debt approximates its carrying value.

NOTE 14 – INCOME TAXES:

At December 31, 2004, the Corporation had foreign tax credit carry forwards of $638 which expire in 2010, foreign net operating loss carry forwards of $12,788 which carry forward indefinitely, state net operating loss carry forwards of $27,234 which begin to expire in 2005 through 2025 and capital loss carry forwards of $10,802 which expire in 2008.

33	ampco pittsburgh | 2004 annual report

(Loss) income from continuing operations before income taxes was comprised of the following:

	2004	2003	2002
Domestic	$1,911	$3,724	$11,605
Foreign	(4,494)	918	(624)

	$(2,583)	$4,642	$10,981

The provision (benefit) for taxes on income from continuing operations consisted of the following:

	2004	2003	2002
Current:
Federal	$87	$(359)	$1,785
State	(115)	113	75
Foreign	104	291	6

	76	45	1,866

Deferred:
Federal	(49)	1,433	2,430
State	(11)	256	394
Foreign	—	—	—

	(60)	1,689	2,824

	$16	$1,734	$4,690

Deferred income tax assets and liabilities were comprised of the following:

	2004	2003
Assets
Employment-related liabilities	$4,999	$5,394
Pension liability – foreign	6,973	3,171
Depreciation – foreign	—	307
Liabilities related to discontinued operations and restructurings	1,267	1,682
Net operating loss – foreign	3,836	2,772
Net operating loss – state	1,683	1,263
Capital loss carry forward	4,092	3,514
Mark-to-market adjustment-derivatives	2,161	1,283
Other	4,014	3,727

Gross deferred income tax assets	29,025	23,113
Valuation allowance	(16,778)	(13,073)

	12,247	10,040

Liabilities
Depreciation	(15,570)	(14,484)
Prepaid pensions	(9,563)	(9,642)
Other	(620)	(1,059)

Gross deferred income tax liabilities	(25,753)	(25,185)

Net deferred income tax liability	$(13,506)	$(15,145)

ampco pittsburgh | 2004 annual report	34

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax on continuing operations was as follows:

	2004	2003	2002
Computed at statutory rate	$(904)	$1,625	$3,843
Foreign income taxes	104	291	6
State income taxes	(89)	235	305
Valuation allowance	1,276	18	901
Extraterritorial income regime	(313)	(200)	(200)
Meals and entertainment	137	128	123
Tax-exempt income	(63)	(33)	(7)
Dividend received deduction	(57)	(18)	—
Tax credits	(104)	(280)	—
Other permanent items – net	29	(32)	(281)

	$16	$1,734	$4,690

NOTE 15 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $779 in 2004, $776 in 2003 and $897 in 2002. Operating lease payments for subsequent years are $777 for 2005, $696 for 2006, $573 for 2007, $473 for 2008, $417 for 2009 and $2,387 thereafter.

NOTE 16 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives, and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $750 annually for 2004, 2003 and 2002.

NOTE 17 – RELATED PARTIES:

The Corporation purchased industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) in the ordinary course of business. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Purchases approximated $1,604 in 2004, $1,432 in 2003 and $1,420 in 2002. In addition, LB Co paid the Corporation approximately $198 in 2004, $242 in 2003 and $235 in 2002 for certain administrative services. At December 31, 2004 and 2003, the net amount payable to LB Co approximated $113 and $91, respectively.

NOTE 18 – LITIGATION: (claims not in thousands)

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

	2004	2003	2002
Approximate open claims at end of period	24,700	18,000	16,339
Gross settlement and defense costs (in 000’s)	$4,821	$2,335	$420
Approximate claims settled or dismissed during period	600	250	20

Of the 24,700 claims pending as of December 31, 2004, over 15,000 were made in six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

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

35	ampco pittsburgh | 2004 annual report

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

There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. These costs amounted to $990, $2,393 and $670 in 2004, 2003 and 2002, respectively.

NOTE 19 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at four third-party landfill sites. In addition, as a result of the sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these

ampco pittsburgh | 2004 annual report	36

locations at a cost estimate of $2,100 which will be paid over several years and was provided for in 2003. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

NOTE 20 – RESTRUCTURING AND OTHER CHARGES:

In 2002, the Corporation made permanent reductions in manning levels at several of its operations. The pre-tax restructuring charge approximated $616 primarily for employee severance costs for the 64 employees terminated is offset by the reversal of the outstanding restructuring and other charges provisions of $662 at December 31, 2001 relating to the 2001 closure of the Belgian facility, resulting in a net restructuring credit of $46. Annual savings arising from the restructurings approximated $3,500 in 2004 and 2003 resulting primarily from reduced labor costs; however, the corresponding impact on earnings is not evident due primarily to product mix and higher costs of raw materials, energy and employee benefits.

The remaining assets of the Belgium facility were sold in July 2002 resulting in a gain of approximately $917.

NOTE 21 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent cash and cash equivalents, deferred income tax assets, prepaid pensions and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The increase in 2004 is due primarily to $1,000 of professional fees incurred in support of the Corporation’s efforts to meet the requirements of Sarbanes-Oxley. The accounting policies are the same as those described in Note 1.

	Net Sales			(Loss) Income from Continuing Operations Before Income Taxes
	2004	2003	2002	2004	2003	2002
Forged and Cast Rolls	$126,162	$110,431	$95,901	$(1,208)	$6,343	$4,093
Air and Liquid Processing(1)	76,699	69,802	91,855	4,819	3,504	11,547

Total Reportable Segments	202,861	180,233	187,756	3,611	9,847	15,640
Corporate costs, including other income (expense)	—	—	—	(6,194)	(5,205)	(4,659)

	$202,861	$180,233	$187,756	$(2,583)	$4,642	$10,981

	Capital Expenditures			Depreciation Expense			Identifiable Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Forged and Cast Rolls	$6,505	$7,383	$3,208	$4,536	$4,406	$4,254	$125,851	$129,618	$112,028
Air and Liquid Processing	566	1,124	936	1,696	1,766	1,866	47,457	42,045	44,647
Corporate	80	18	40	41	42	43	64,636	62,485	54,961

	7,151	8,525	4,184	6,273	6,214	6,163	237,944	234,148	211,636
Discontinued operations	—	—	—	—	—	—	—	—	24,826

	$7,151	$8,525	$4,184	$6,273	$6,214	$6,163	$237,944	$234,148	$236,462

	Net Sales(3)			Long-Lived Assets			(Loss) Income from Continuing Operations Before Income Taxes
Geographic Areas:	2004	2003	2002	2004	2003	2002	2004	2003	2002
United States(2)	$101,925	$95,314	$120,813	$93,091	$93,205	$96,658	$278	$3,724	$11,605
Foreign	100,936	84,919	66,943	7,906	6,547	2,343	(2,861)	918	(624)

	$202,861	$180,233	$187,756	$100,997	$99,752	$99,001	$(2,583)	$4,642	$10,981

(1)	(Loss) income from continuing operations before income taxes for 2004, 2003 and 2002 was impacted by litigation costs of $972, $2,285 and $564, respectively.

(2)	(Loss) income from continuing operations before income taxes for 2004, 2003 and 2002 was impacted by litigation costs of $990, $2,393 and $670, respectively.

(3)	Net sales are attributed to countries based on location of customer.

37	ampco pittsburgh | 2004 annual report

QUARTERLY INFORMATION – UNAUDITED

Amounts differ from that previously reported in the applicable quarters’ Form 10-Q due to reversal of deferred income tax liabilities previously provided for interest receivable from the Corporation’s U.K. subsidiary on intercompany debt.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	Not Previously Reported
2004
Net sales	$46,787	$46,787	$53,646	$53,646	$50,922	$50,922	$51,506
Gross profit(a)	10,035	10,035	10,228	10,228	6,792	6,792	5,982
Net income (loss)(b)	1,209	1,309	839	938	(1,878)	(1,780)	(3,066)
Basic and diluted earnings per common share:
Net income (loss)(b)	0.12	0.14	0.09	0.10	(0.19)	(0.18)	(0.32)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Net sales	$43,530	$43,530	$45,496	$45,496	$43,358	$43,358	$47,849	$47,849
Gross profit(a)	9,105	9,105	10,206	10,206	9,144	9,144	10,039	10,039
Net income (loss)(b)	197	285	391	479	(4,081)	(3,992)	944	1,038
Basic and diluted earnings per common share:
Net income (loss)(b)	0.02	0.03	0.04	0.05	(0.42)	(0.41)	0.10	0.11

(a)	Gross profit excludes depreciation.

(b)	The reversal of deferred income tax liabilities improved net income (loss) by $100, $99 and $98 for the first, second and third quarters in 2004, respectively, and basic and diluted earnings per common share by approximately $0.01 per share for each of the same quarters in 2004 and improved net income (loss) by $88, $88, $89 and $94 for each of the respective quarters in 2003 and basic and diluted earnings per common share by approximately $0.01 per share per quarter in 2003.

ampco pittsburgh | 2004 annual report	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 presented on page 40 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion of the effectiveness of the Corporation’s internal control over financial reporting.

As discussed in Note 5 to the consolidated financial statements, on January 1, 2002, the Corporation changed its method of accounting for goodwill to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 11, 2005

39	ampco pittsburgh | 2004 annual report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that, as of December 31, 2004, internal control over financial reporting is effective based on these criteria. The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s control over financial reporting which is included herein.

The Corporation’s management does not expect that the Corporation’s internal controls over financial reporting will prevent all error and all fraud. A good control system can only provide reasonable assurance that the objectives of the control system are met. Further, the design of a control system includes the consideration of the benefits of each control relative to the cost of the control. For these reasons, no evaluation of controls can provide absolute assurance that all errors and instances of fraud, if any, within the Corporation have been detected.

Changes in Internal Control. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

ampco pittsburgh | 2004 annual report	40

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Corporation and our reports dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Corporation’s change in its method of accounting for goodwill in 2002.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 11, 2005

ITEM 9B.	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 which was not reported.

The Corporation submitted a Section 12(a) Chief Executive Officer Certification to the New York Stock Exchange in 2004.

The certifications required under Section 302 of the Sarbanes-Oxley Act were filed as an Exhibit to the Annual Report on Form 10-K (as amended) for the fiscal year ended December 31, 2003.

41	ampco pittsburgh | 2004 annual report

– PART III –

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION	OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 73, Director since February 2004; current term expires in 2006). Mr. Appel has been President of Appel Associates since May, 2003. Prior to May, 2003, he was a partner of Neuberger Berman (an investment advisory firm that was acquired by Lehman Brothers) for more than five years.

Louis Berkman (age 96, Director since 1960; current term expires in 2005). Mr. Berkman has been Chairman Emeritus of the Board since March 2004. Prior to March 2004, he was Chairman of the Board of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company (steel products, fabricated metal products, building and industrial supplies).(N)

Leonard M. Carroll (age 62, Director since 1996; current term expires in 2007). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years. He is also a director of Gateway Bank.

William D. Eberle (age 81, Director since 1982; current term expires in 2006). Mr. Eberle has been a private investor and consultant and Chairman of Manchester Associates, Ltd. For more than five years. He is also a director of America Service Group.

Paul A. Gould (age 59, Director since 2002; current term expires in 2006). Mr. Gould has been a Managing Director of Allen & Co., Inc., an investment banking company for more than five years. He is also a director of Liberty Media Corporation and UnitedGlobalCom Inc.

William K. Lieberman (age 57, Director since February 2004; current term expires in 2005). Mr. Lieberman has been President of The Lieberman Companies since 2003. For more than five years before 2003, he was Executive Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, an insurance firm.(N)

Robert A. Paul (age 67, Director since 1970; current term expires in 2006). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company and director of National City Corporation.

Laurence E. Paul (age 40, Director since 1998; current term expires in 2007). Mr. Paul has been a managing principal of Laurel Crown Capital, a private investment company since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. From 1995 to February 2001 he served in various capacities, including as a Managing Director, of Donaldson, Lufkin & Jenrette (an Investment Banking firm), that was acquired by Credit Suisse First Boston in 2000. He is also a director of Biovail Corporation.

Stephen E. Paul (age 37, Director since 2002; current term expires in 2005). Mr. Paul has been a managing principal of Laurel Crown Capital, a private investment company, since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. From 1998 to 2001 he was Vice President of Business Development for eToys, Inc.(N)

Carl H. Pforzheimer, III (age 68, Director since 1982; current term expires in 2005). Mr. Pforzheimer has been Manager of Carl H. Pforzheimer & Co. LLC since July, 2004. Prior to that he was Managing Partner of Carl H. Pforzheimer & Co. (member of the New York and American Stock Exchanges) for more than five years.(N)

Ernest G. Siddons (age 71, Director since 1981; current term expires in 2007). Mr. Siddons was elected President and Chief Operating Officer in March 2004. Prior to that he was Executive Vice President and Chief Operating Officer of the Corporation for more than five years.

(N)	Nominee for election at the April 28, 2005 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

ampco pittsburgh | 2004 annual report	42

IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above), the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation(1), Business Experience Past Five Years

Rose Hoover (age 49). Ms. Hoover has been Vice President and Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 40). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for more than five years.

Terrence W. Kenny (age 45). Mr. Kenny has been Group Vice President of the Corporation for more than five years

Robert F. Schultz (age 57). Mr. Schultz has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

COMMITTEES

At the beginning of 2004, the Compensation Committee, Nominating and Governance Committee and the Stock Option Committee were comprised of William D. Eberle (Chairman), Leonard M. Carroll and Carl H. Pforzheimer, III and the Audit Committee was comprised of Carl H. Pforzheimer, III (Chairman), William D. Eberle and Leonard M. Carroll.

In February, 2004, upon recommendation of the Nominating and Governance Committee and in order to comply with current NYSE rules requiring a majority of independent directors, Mr. Appel and Mr. Lieberman were elected to the Board. In addition, the Board reconsidered the membership of certain Committees and changed those Committees as follows: Compensation Committee: William D. Eberle (Chairman), Robert J. Appel and Paul A. Gould; Nominating and Corporate Governance Committee: Paul A. Gould (Chairman), William K. Lieberman and Carl H. Pforzheimer, III. Paul A. Gould was added to the Audit Committee and the membership of the Executive and Stock Option Committees did not change. Effective February 2005, the Executive Committee was comprised of Robert A. Paul, Ernest G. Siddons, Leonard M. Carroll, William K. Lieberman and Carl H. Pforzheimer, III.

The Nominating and Governance Committee Charter, the Compensation Committee Charter, the Audit Committee Charter and the Corporate Governance Guidelines are available on the Corporation’s website at www.ampcopittsburgh.com. The Corporation will provide a copy of these documents to any shareholder who makes a request in writing to the Corporate Secretary, Ampco-Pittsburgh Corporation, 600 Grant Street, Suite 4600, Pittsburgh, PA 15219.

FAMILY RELATIONSHIPS

Louis Berkman is the father-in-law of Robert A. Paul, and grandfather of Laurence E. Paul and Stephen E. Paul (sons of Robert A. Paul). There are no other family relationships among the Directors and Executive Officers.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Carl H. Pforzheimer, III, Chairman of the Audit Committee, is a “financial expert” and “independent” as defined under applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2004, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

43	ampco pittsburgh | 2004 annual report

CODE OF ETHICS

The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s chief executive officer, chief financial officer, principal accounting officer and controller. Copies of both Codes are available on the Corporation’s website at www.ampcopittsburgh.com. In addition, the Corporation will provide copies of the Codes as requested by shareholders of record by written request to the Corporate Secretary, Ampco-Pittsburgh Corporation, 600 Grant Street, Suite 4600, Pittsburgh, PA 15219. The Corporation will make any required disclosures regarding amendments to, or waivers of, provisions of its Code of Business Conduct and Ethics and its separate Code of Ethics for its chief executive officer, chief financial officer, principal accounting officer and controller by posting such information on its website or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information as to the total remuneration received for the past three years by the five most highly compensated executive officers of the Corporation, including the Chief Executive Officer (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Robert A. Paul Chairman and Chief Executive Officer	2004 2003 2002	433,000 411,000 400,000	0 59,080 60,000	3,333 3,333 3,333

Ernest G. Siddons President and Chief Operating Officer	2004 2003 2002	406,175 380,175 370,000	0 54,649 55,500	1,889 2,822 1,582

Terrence W. Kenny Group Vice President	2004 2003 2002	160,500 151,000 146,000	34,650 28,080 36,500	3,333 168 1,183

Robert F. Schultz Vice President Industrial Relations and Senior Counsel	2004 2003 2002	169,000 162,000 158,000	15,000 15,000 15,000	32,852 24,703 26,777	(2) (2) (2)

Rose Hoover Vice President and Corporate Secretary	2004 2003 2002	118,333 N/A N/A	15,000 N/A N/A	19,706 N/A N/A	(3)

(1)	Unless otherwise noted, amount represents reimbursement of taxes in connection with a medical reimbursement plan.

(2)	The total value of personal benefits for Mr. Schultz exceeded the reporting threshold. Of the total value reported for 2004, 2003 and 2002 , the value attributable to the personal use of a company provided vehicle was $8,294, $8,545, and $8,554 respectively. Also in 2004, the value related to country club memberships was $10,711.

(3)	The total value of personal benefits for Ms. Hoover exceeded the reporting threshold. Of the total value reported for 2004, the values attributable to the personal use of a company provided vehicle and a medical reimbursement plan were $7,399 and $5,367 respectively.

ampco pittsburgh | 2004 annual report	44

COMPENSATION PURSUANT TO PLANS

Stock Option Plan

The Corporation’s 1997 Stock Option Plan, as amended, permits the grant of options exercisable for shares of Common Stock to corporate officers and other key employees of the Corporation and its subsidiaries upon such terms, including exercise price and conditions and timing of exercise, as may be determined by the Stock Option Committee. The Stock Option Plan authorizes the grant of awards up to a maximum of 600,000 shares of the Corporation’s Common Stock; however, the maximum number of Shares with respect to which stock options may be granted to any one participant in any fiscal year is 150,000. No options were granted in 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable
Robert A. Paul	0	0	120,000/0	503,250/0
Ernest G. Siddons	30,000	102,500	50,000/0	189,375/0
Robert F. Schultz	5,000	14,688	20,000/0	92,000/0
Terrence W. Kenny	9,000	33,800	15,000/0	58,844/0
Rose Hoover	5,000	15,688	5,000/0	18,938/0

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

The Corporation adopted a Supplemental Executive Retirement Plan (SERP) in 1988, which was amended and restated in 1996, for certain officers and key employees covering retirement after completion of ten years of service and attainment of age 55. All Named Executive Officers are participants in the SERP. The combined retirement benefit at age 65 or older provided by the Plan and the SERP is 50% of the highest consecutive five year average earnings in the final ten years of service. The participants are eligible for reduced benefits for early retirement at age 55. A benefit equal to 50% of the benefit otherwise payable at age 65 is paid to the surviving spouse of any participant who has had at least five years of service, commencing on the later of the month following the participant’s death or the month the participant would have reached age 55. In addition, there is an offset for pensions from other companies. Certain provisions, applicable if there is a change of control, are discussed below under “Termination of Employment and Change of Control Arrangements”.

The following shows the estimated annual pension that would be payable, without offset, under the Plan and the SERP, if applicable, to the individuals named in the compensation table assuming continued employment to retirement at age 65 or older, and assuming the total salary and bonus stated in the table for 2004 is the final five year average:

Robert A. Paul	$216,500
Ernest G. Siddons	$203,088
Terrence W. Kenny	$97,575
Robert F. Schultz	$92,000
Rose Hoover	$66,667

45	ampco pittsburgh | 2004 annual report

COMPENSATION OF DIRECTORS

In 2004, each Director who was not employed by the Corporation received an annual retainer (payable quarterly) of $15,000, except for the Chairman of the Audit Committee who received $17,500; $1,000 for each Board meeting and Audit Committee meeting attended and $500 for all other Committee meetings attended. Attendance can be either in person or by telephonic connection. Directors did not receive a fee for either Board or Committee meetings if they did not attend.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Mr. Paul and Mr. Siddons each have two year contracts (which automatically renew for one-year periods unless the Corporation chooses not to extend) providing for compensation equal to five times their annual compensation (with a provision to gross up to cover the cost of any federal excise tax on the benefits) in the event their employment is terminated by the Corporation or for good cause by the executive within 24 months following a change of control, as well as the right to equivalent office space and secretarial help for a period of one year after a change in control. All Vice Presidents and one other employee have two year contracts providing for three times their annual compensation in the event their employment is terminated by the Corporation or for good cause by the employee within 24 months following a change of control. All of the contracts provide for the continuation of employee benefits, for three years for the two senior executives and two years for the others, and the right to purchase the leased car used by the covered individual at the Corporation’s then book value. The same provisions concerning change in control that apply to the contracts apply to the SERP and vest the right to that pension arrangement. A change of control triggers the right to a lump sum payment equal to the present value of the vested benefit under the SERP, if applicable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

A Compensation Committee is appointed each year by the Board of Directors. At the beginning of the year, the Compensation Committee was comprised of William D. Eberle, Carl H. Pforzheimer, III and Leonard M. Carroll. On February 3, 2004, the Committee was changed to William D. Eberle, Paul A. Gould and Robert J. Appel. None of the Committee members is now, or ever has been, an officer or employee of the Corporation.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

Specific duties of the Compensation Committee include, among other things: (a) annually reviewing and approving corporate goals and objectives relevant to the compensation of the Corporation’s Chief Executive Officer (the “CEO”), (b) evaluating the CEO’s performance in light of those goals and objectives, and (c) approving the CEO’s compensation level based on this evaluation. In addition, the Committee reviews management’s recommendations and makes recommendations to the full Board of Directors with respect to director compensation and other non-CEO executive compensation, including incentive-based and equity-based compensation. Specifically, salaries for executive officers and managerial employees below the annual level of $200,000 are set by the Chairman and President of the Corporation. Salaries of $200,000 per year and above are reviewed and must be approved by the Board of Directors, after a recommendation by the Compensation Committee.

The Committee has the sole authority to retain and terminate any compensation consultant to assist it in these responsibilities.

ampco pittsburgh | 2004 annual report	46

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

Executive Officer Compensation

Compensation Committee Considerations. The compensation for the CEO, as well as the other applicable executive officers, is typically based on an analysis conducted by the Compensation Committee with reference to various objective and subjective factors. Although the performance of the Corporation is one factor in the Committee’s analysis, the Committee does not specifically link remuneration solely to quantitative measures of performance because of the cyclical nature of the industries and markets served by the Corporation. In setting compensation, the Committee also considers various qualitative factors, including competitive compensation arrangements of other companies within relevant industries, individual contributions, leadership ability and an executive officer’s overall performance. The Committee believes that this approach will further the Corporation’s goal to attract and retain quality management, thereby benefiting the longterm interest of shareholders.

2004 Base Salaries. In establishing the compensation reported for 2004, the Committee conducted its analysis as described above and considered the results of the Corporation and the change in responsibilities for the CEO and President. In April 2004, the Committee concluded that an increase was appropriate effective July 2004 for both of those individuals.

Incentive Bonus Programs. The incentive bonus program for 2004 previously approved by the Compensation Committee covered Robert A. Paul and Ernest G. Siddons. Incentive payments were to be determined, based on the Corporation’s 2004 income from operations performance as compared to the Corporation’s business plan. These payments were to be limited to 35% of base salary of participants. In 2004, no bonuses were earned pursuant to this bonus program.

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

William D. Eberle, Chairman
Robert J. Appel
Paul A. Gould

47	ampco pittsburgh | 2004 annual report

In the above graph, the Corporation has used Value Line’s Steel (Integrated) Index for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. Although not totally comparable, the Steel Industry was chosen because it is impacted by some of the same end markets that the Corporation ultimately serves, such as the automotive, appliance and construction industries. Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ampco pittsburgh | 2004 annual report	48

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2004, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	390,000	$10.47	45,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	390,000		45,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than Directors or Officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 9,757,497 shares outstanding as of March 10, 2005.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
The Louis Berkman Investment Company	2,363,842	(1)	24.22
P. O. Box 576
Steubenville, OH 43952

Gabelli Funds, Inc.	1,805,542	(2)	18.50
(and affiliates)
Corporate Center
Rye, NY 10580

Van Den Berg Management	810,998	(3)	8.31
805 Las Cimas Parkway
Austin, TX 78746

Dimensional Fund Advisors Inc.	672,900	(4)	6.98
1299 Ocean Avenue
Santa Monica, CA 90401

(1)	Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common stock. Robert A. Paul, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 38.49% of its common stock owned by his wife.

(2)	Reported in an amendment to Schedule 13D filed with the SEC in March 2003.

(3)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC disclosing it had shared and sole voting and dispositive power of these shares.

(4)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC in which it disclaims beneficial ownership and discloses it had sole voting and dispositive power of these shares which are held in portfolios of various investment vehicles.

49	ampco pittsburgh | 2004 annual report

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 10, 2005, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Louis Berkman	2,701,108	(1)(2)	27.68
Robert A. Paul	177,922	(2)(3)	1.82
Ernest G. Siddons	51,833	(4)	.53
Robert F. Schultz	20,200	(5)	.20
Terrence W. Kenny	15,000	(6)	.15
Rose Hoover	5,000	(7)	*
Robert J. Appel	3,000		*
Paul A. Gould	3,000		*
Carl H. Pforzheimer, III	2,733	(8)	*
Leonard M. Carroll	1,500		*
Laurence E. Paul	1,000		*
Stephen E. Paul	1,000		*
William D. Eberle	1,000	(9)	*
William K. Lieberman	1,000	(10)	*
Directors and Executive Officers as a group (15 persons)	2,989,030	(11)	30.63

*	Less than .1%

(1)	Includes 215,000 shares owned directly, 120,000 shares that he has the right to acquire within sixty days pursuant to stock options, 2,363,842 shares owned by The Louis Berkman Investment Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation, of which Louis Berkman and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2)	The Louis Berkman Investment Company owns beneficially and of record 2,363,842 shares of the Corporation’s Common Stock. Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Investment Company.

(3)	Includes 42,889 shares owned directly, 120,000 shares that he has the right to acquire within sixty days pursuant to stock options, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which Robert A. Paul and Louis Berkman are Trustees.

(4)	Includes 1,833 shares owned jointly with his wife and 50,000 shares that he has the right to acquire within sixty days pursuant to stock options.

(5)	Includes 200 shares owned jointly with his wife and 20,000 shares that he has the right to acquire within sixty days pursuant to stock options.

(6)	Shares that he has the right to acquire within sixty days pursuant to stock options.

(7)	Shares that she has the right to acquire within sixty days pursuant to stock options.

(8)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(9)	Shares held by a trust of which he is a trustee.

(10)	Shares held jointly with his wife.

(11)	Includes 335,000 shares that certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ampco pittsburgh | 2004 annual report	50

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,600,000. Additionally, The Louis Berkman Investment Company paid the Corporation $198,000 for certain administrative services. Louis Berkman was an officer, director and shareholder and Robert A. Paul was an officer and director of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2004	2003
Audit fees(a)	$667,580	$248,250
Audit-related fees(b)	10,000	14,085
Tax fees(c)	87,402	71,999
All other fees(d)	2,460	30,245

Total	$767,442	$364,579

(a)	Fees for audit services consisted primarily of fees for the audit of the Corporation’s annual consolidated financial statements for each of the respective years, audit of management’s assessment of internal controls in 2004 to meet the requirements of the Sarbanes-Oxley Act of 2002 and, for 2003, other services related to SEC matters.

(b)	Fees for audit-related services for 2004 and 2003 related primarily to the audit of the Corporation’s employee benefit plans and, for 2003, services rendered in connection with the sale of the Corporation’s Plastics Processing Machinery segment.

(c)	Fees for tax services for 2004 and 2003 consisted of tax compliance and tax planning and advice. Fees for tax compliance services equaled $87,402 and $66,940 for 2004 and 2003, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and assess amounts to be included in tax filings and consisted of review of income tax returns, calculation of extraterritorial income exclusion and licensing fees for use of tax software. Tax planning and advice services are services rendered with respect to a proposed transaction and included consulting primarily for restructuring activities and value-added tax.

(d)	Fees for all other services billed consisted of permitted non-audit services related to review of grant application in England in 2004 and human capital advisory services in 2003.

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

The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services provided by the Corporation’s independent auditor. According to the Policy, the Corporation’s independent auditor may not provide the following prohibited services to the Corporation:

•	maintain or prepare the Corporation’s accounting records or prepare the Corporation’s financial statements that are either filed with the SEC or form the basis of financial statements filed with the SEC;

•	provide appraisal or valuation services when it is reasonably likely that the results of any valuation or appraisal would be material to the Corporation’s financial statements, or where the independent auditor would audit the results;

•	provide certain management or human resource functions;

•	serve as a broker-dealer, promoter or underwriter of the Corporation’s securities;

51	ampco pittsburgh | 2004 annual report

•	provide any service in which the person providing the service must be admitted to practice before the courts of a U.S. jurisdiction;

•	provide any internal audit services relating to accounting controls, financial systems, or financial statements; or

•	design or implement a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Corporation’s financial statements, taken as a whole.

In addition, in connection with its adoption of the Policy, the Audit Committee pre-approved certain audit-related and other non-prohibited services. Any services not prohibited or pre-approved by the Policy must be pre-approved by the Audit Committee in accordance with the Policy. The Pre-Approval Policy will be reviewed and approved annually by the Board of Directors.

ampco pittsburgh | 2004 annual report	52

– PART IV–

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flow

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

The following additional financial data should be read in conjunction with the consolidated financial statements in this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. required information is shown in the financial statements or notes thereto.

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		57
Report of Independent Registered Public Accounting Firm		58
Valuation and Qualifying Accounts	II	59

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws

a.	Articles of Incorporation

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

(4)	Instruments defining the rights of securities holders

a.	Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

Incorporated by reference to the Current Report on Form 8-K dated September 28, 1998.

53	ampco pittsburgh | 2004 annual report

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan

Incorporated by reference to the Quarterly Report on Form 10Q for the quarter ended March 31, 1996.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

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

c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(21)	Significant Subsidiaries

(23)	Consent of Expert
Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ampco pittsburgh | 2004 annual report	54

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2005	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ ROBERT A. PAUL
Director, Chairman and Chief Executive Officer
Robert A. Paul

	By:	/s/ E. G. SIDDONS
Director, President and Chief Operating Officer
Ernest G. Siddons

	By:	/s/ MARLISS D. JOHNSON
Vice President, Controller and
Treasurer (Principal Financial Officer)
Marliss D. Johnson

55	ampco pittsburgh | 2004 annual report

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.

March 11, 2005	AMPCO-PITTSBURGH CORPORATION
(Registrant)

	By:	/s/ ROBERT J. APPEL
Robert J. Appel

	By:	/s/ LOUIS BERKMAN
Louis Berkman

	By:	/s/ LEONARD M. CARROLL
Leonard M. Carroll

	By:	/s/ WILLIAM D. EBERLE
William D. Eberle

	By:	/s/ PAUL A. GOULD
Paul A. Gould

	By:	/s/ WILLIAM K. LIEBERMAN
William K. Lieberman

	By:	/s/ LAURENCE E. PAUL
Laurence E. Paul

	By:	/s/ STEPHEN E. PAUL
Stephen E. Paul

	By:	/s/ CARL H. PFORZHEIMER, III
Carl H. Pforzheimer, III

ampco pittsburgh | 2004 annual report	56

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		57
Report of Independent Registered Public Accounting Firm		58
Valuation and Qualifying Accounts	II	59

57	ampco pittsburgh | 2004 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005; such consolidated financial statements and reports thereon are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule II, Valuation and Qualifying Accounts of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 11, 2005

ampco pittsburgh | 2004 annual report	58

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002

Description	Balance at beginning of period	Charged to costs and expenses	Deductions– describe		Balance at end of period
Year ended December 31, 2004 Allowance for doubtful accounts	$542,594	$399,909	$13,174	(1)	$955,677

Year ended December 31, 2003 Allowance for doubtful accounts	$1,468,034	$745,228	$(1,670,668	)(2)	$542,594

Year ended December 31, 2002 Allowance for doubtful accounts	$1,306,368	$337,735	$(176,069	)(2)	$1,468,034

(1)	Represents recovery of accounts receivable customer balances previously written off net of current year writeoff of accounts receivable customer balances.

(2)	Represents primarily writeoff of accounts receivable customer balances.

59	ampco pittsburgh | 2004 annual report

DIRECTORS AND OFFICERS

Robert A. Paul(1)

Director

Chairman of the Board and Chief Executive Officer

Ernest G. Siddons(1)

Director

President and Chief Operating Officer

Louis Berkman

Director

Chairman Emeritus

Chairman, The Louis Berkman Investment Company

Robert J. Appel(3)

Director

President, Appel Associates

Leonard M. Carroll(1)(2)(5)

Director

Managing Director, Seneca Capital Management, Inc.

William D. Eberle(2)(3)(5)

Director

Private Investor

Paul A. Gould(2)(3)(4)

Director

Managing Director, Allen & Company, Inc.

William K. Lieberman(1)(4)

Director

President, The Lieberman Companies

Laurence E. Paul

Director

Managing Principal, Laurel Crown Capital

Stephen E. Paul

Director

Managing Principal, Laurel Crown Capital

Carl H. Pforzheimer, III(1)(2)(4)(5)

Director

Manager, Carl H. Pforzheimer & Co. LLC

Rose Hoover

Vice President and Corporate Secretary

Dee Ann Johnson

Vice President, Controller and Treasurer

Terrence W. Kenny

Group Vice President

Robert F. Schultz

Vice President Industrial Relations and Senior Counsel

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating and Governance Committee

(5)	Member of the Stock Option Committee

OPERATING COMPANIES

UNION ELECTRIC STEEL CORPORATION

www.uniones.com

Carnegie, Pennsylvania

Robert G. Carothers, President

Subsidiary Company:

The Davy Roll Company, Gateshead, England

www.davyroll.com

Gateshead, England

Stephen A. Bell, Managing Director

AEROFIN CORPORATION

www.aerofin.com

Lynchburg, Virginia

David L. Corell, President

BUFFALO AIR HANDLING COMPANY

www.buffaloair.com

Amherst, Virginia

William R. Phelps, President

BUFFALO PUMPS, INC.

www.buffalopumps.com

North Tonawanda, New York

Charles R. Kistner, President

ampco pittsburgh | 2004 annual report	60