Form 10-Q
period 2005-03-31
AMPCO PITTSBURGH CORP
filed 2005-05-16
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


      (Mark one)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2005

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

                             YES  X       NO



On May 16, 2005, 9,757,497 common shares were outstanding.

                      AMPCO-PITTSBURGH CORPORATION

                                  INDEX


                                                          Page No.


Part I - Financial Information:

         Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
             March 31, 2005 and December 31, 2004 (restated) 3

           Condensed Consolidated Statements of Operations -
             Three Months Ended March 31, 2005 and 2004
             (restated)                                      4

           Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2005 and 2004
             (restated)                                      5

           Notes to Condensed Consolidated Financial
             Statements                                      6

         Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                     14

         Item 3 - Quantitative and Qualitative
             Disclosures about Market Risk                  19

         Item 4 - Controls and Procedures                   19

Part II - Other Information:

            Item 1 - Legal Proceedings                      20

            Item 6 - Exhibits                               20

         Signatures                                         22

         Exhibit Index                                      23

         Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

                     PART I - FINANCIAL INFORMATION
                      AMPCO-PITTSBURGH CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                     March 31,       December 31,
                                         2005            2004 *


Assets
Current assets:
Cash and cash equivalents           $  5,740,302     $  11,339,514
Short-term marketable securities      26,255,000        25,455,000
Receivables, less allowance for
 doubtful accounts of $674,063 in
 2005 and $955,677 in 2004            40,861,637        37,495,920
Inventories                           54,734,849        54,318,553
Other                                  9,050,081         8,337,414
     Total current assets             136,641,869      136,946,401
Property, plant and equipment, net     68,223,391       69,432,041
Prepaid pensions                       25,430,810       25,139,810
Goodwill                                2,694,240        2,694,240
Other noncurrent assets                 3,753,807        3,731,151
                                     $236,744,117     $237,943,643

Liabilities and Shareholders' Equity
Current liabilities:
Line of credit                       $  2,211,452     $          -
Accounts payable                       13,371,348       15,446,125
Accrued payrolls and employee benefits  7,706,850        8,715,427
Industrial Revenue Bond debt           13,311,000       13,311,000
Other                                  17,077,252       17,009,056
     Total current liabilities         53,677,902       54,481,608
Employee benefit obligations           28,417,581       28,871,999
Deferred income taxes                  19,006,801       18,843,171
Other noncurrent liabilities            5,798,592        7,229,456
     Total liabilities                106,900,876      109,426,234

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares: none
 issued                                        -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,757,497 in 2005 and
 9,747,497 in 2004                     9,757,497        9,747,497
Additional paid-in capital           104,318,527      104,204,311
Retained earnings                     34,689,019       34,162,688
Accumulated other comprehensive loss (18,921,802)     (19,597,087)
     Total shareholders' equity      129,843,241      128,517,409
   Total liabilities and shareholders'
     equity                         $236,744,117     $237,943,643

* - Restated - Note 12.



        See Notes to Condensed Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)




                                        Three Months Ended March 31,
                                             2005        2004 *



Net sales                               $ 58,894,052  $ 46,786,579

Operating costs and expenses:
 Costs of products sold
  (excluding depreciation)                47,985,845    36,751,562
 Selling and administrative                6,947,178     6,807,279
 Depreciation                              1,692,846     1,596,516
 (Gain) loss on disposition of assets         (4,165)        8,968
   Total operating expenses               56,621,704    45,164,325

Income from operations                     2,272,348     1,622,254

Other (expense) income:
 Interest expense                           (104,612)      (61,066)
 Other - net                                 (42,655)      243,385
                                            (147,267)      182,319

Income before income taxes                 2,125,081     1,804,573

Income tax provision                         622,000       496,000

Net income                             $   1,503,081  $  1,308,573

Basic and diluted earnings
 per common share:

 Net income per common share-basic     $        0.15  $       0.14
 Net income per common share-dilutive  $        0.15  $       0.13

Cash dividends declared per share      $         .10  $        .10

Weighted average number of common
 shares outstanding:

 Basic shares                              9,756,275     9,682,398
 Dilutive shares                           9,815,304     9,748,644


* Restated - See Note 12.




        See Notes to Condensed Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                          Three Months Ended March 31,
                                             2005             2004*



Net cash flows (used in) provided by
 operating activities                     $(5,576,557)    $  2,170,311

Cash flows from investing activities:
 Purchases of property, plant and equipment  (633,942)      (1,298,682)
 Purchases of short-term marketable
  securities                               (7,000,000)     (13,400,000)
 Proceeds from sale of short-term
  marketable securities                     6,200,000        6,600,000
 Proceeds from sale of business                     -          500,000
 Proceeds from U.K. governmental grant              -          922,500
 Proceeds from sale of assets                       -           18,075

  Net cash flows used in investing
   activities                              (1,433,942)      (6,658,107)

Cash flows from financing activities:
 Proceeds from line of credit               2,234,361                -
 Proceeds from the issuance of common stock   108,250          550,000
 Dividends paid                              (975,750)        (965,750)

  Net cash flows provided by (used in)
   financing activities                     1,366,861         (415,750)

Effect of exchange rate changes on cash
 and cash equivalents                          44,426         (526,241)

Net decrease in cash and cash equivalents  (5,599,212)      (5,429,787)
Cash and cash equivalents at
 beginning of period                       11,339,514       15,488,789

Cash and cash equivalents at
 end of period                           $  5,740,302     $ 10,059,002


Supplemental information:
 Income tax payments                     $     82,555     $     52,440
 Interest payments                       $    102,529     $     64,462





* Restated - See Note 12.



        See Notes to Condensed Consolidated Financial Statements.

                   AMPCO-PITTSBURGH CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1. Unaudited Condensed Consolidated Financial Statements

   The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2. Inventories

   At March 31, 2005 and December 31, 2004, approximately 65% and
   64%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                              (in thousands)
                                         March 31,   December 31,
                                             2005         2004

   Raw materials                          $14,808      $13,984
   Work-in-process                         25,007       25,717
   Finished goods                           8,870        8,320
   Supplies                                 6,050        6,298
                                          $54,735      $54,319

3. Property, Plant and Equipment

   At March 31, 2005 and December 31, 2004, property, plant and equipment were comprised of the following:

                                               (in thousands)
                                          March 31,   December 31,
                                            2005         2004

   Land and land improvements            $  4,292     $  4,292
   Buildings                               25,158       25,170
   Machinery and equipment                135,429      135,058
                                          164,879      164,520
   Accumulated depreciation               (96,656)     (95,088)
                                         $ 68,223     $ 69,432

4.Other Current Liabilities

  Other current liabilities were comprised of the following:

                                                (in thousands)
                                         March 31,   December 31,
                                           2005         2004

  Customer-related liabilities           $ 5,228       $ 5,991
  Other                                   11,849        11,018
                                         $17,077       $17,009

  Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the three months ended March 31, 2005 and 2004 consisted of:
                                                   (in thousands)
                                                   Three Months
                                                  Ended March 31,
                                                   2005     2004

  Balance at the beginning of the year           $4,150   $3,435
  Satisfaction of warranty claims                  (722)    (552)
  Provision for warranty claims                     525      598
  Other, primarily impact from changes in
   foreign currency exchange rates                  (49)      72
  Balance at end of period                       $3,904   $3,553

5.Pension and Other Postretirement Benefits

  No contributions were made to the U.S. pension benefit plans during the three months ended March 31, 2005 and 2004. Contributions to the foreign pension plan approximated $148,000 and $130,000 and net payments for other postretirement benefits approximated $320,000 and $79,000 for the three months ended March 31, 2005 and 2004, respectively. Contributions to the U.K. defined contribution plan approximated $61,000 and $3,000 for the three months ended March 31, 2005 and 2004, respectively.

  Net periodic pension and other postretirement costs include the following components for the three months ended March 31, 2005 and 2004:
                                     (in thousands)
                             U.S.        Foreign         Other
                          Pension        Pension
   Postretirement
                         Benefits       Benefits        Benefits
                         2005   2004     2005  2004    2005  2004


   Service cost          $   566 $   518  $   - $ 277   $  76 $  60
   Interest cost           1,684   1,658    560   464     192   196
   Expected return on
     plan assets          (2,657) (2,553)  (492) (437)      -     -
   Amortization of prior
     service cost (benefit)  148     147       -     -    (137) (137)
   Actuarial (gain) loss     (34)    (30)     95   194      42    39
   Net benefit (income)
    cost                  $ (293) $ (260)  $ 163 $ 498   $ 173 $ 158



6. Commitments and Contingent Liabilities

   Outstanding standby letters of credit as of March 31, 2005 approximated $19,036,000, the majority of which serve as collateral for the Industrial Revenue Bond debt.

   In connection with the sale of certain subsidiaries in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation's breach of warranties are reimbursable by the Corporation up to approximately $2,000,000. Based on experience while owning the subsidiary, the Corporation believes no amounts will become due.

   During 2004, the Davy Roll operations received $1,498,000 (800,000 GBP) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009.

7. Comprehensive Income

   The Corporation's comprehensive income for the three months ended March 31, 2005 and 2004 consisted of:
                                                    (in thousands)
                                                    Three Months
                                                   Ended March 31,
                                                    2005     2004

   Net income                                    $ 1,503  $ 1,309
   Foreign currency translation adjustments         (613)     928
   Adjustment to minimum pension liability           436     (385)
   Unrealized holding (losses) gains on
   marketable securities                              (1)       2
   Change in fair value of derivatives               853      928
   Comprehensive income                          $ 2,178  $ 2,782

8. Foreign Exchange and Futures Contracts

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of March 31, 2005, approximately $61,447,000 of anticipated foreign denominated sales has been hedged with the underlying contracts settling at various dates beginning in 2005 through March 2010. As of March 31, 2005, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,695,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $3,478,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(2,842,000), net of income taxes, as of March 31, 2005. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,254,000) expected to be released to earnings within the next 12 months. During the three months ended March 31, 2005 and 2004, approximately $(333,000) and $(464,000), respectively, were released to pre-tax earnings.

   (Losses) gains on foreign exchange transactions approximated
   $(126,000) and $222,000 for the three months ended March 31, 2005 and 2004, respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2005, approximately 100% or $2,513,000 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $490,000 and the fair value of the remaining contracts approximated $2,000 as of March 31, 2005. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $309,000, net of income taxes, as of March 31, 2005. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $308,000 expected to be released to earnings within the next 12 months. During the three months ended March 31, 2005 and 2004, approximately $209,000 and $140,000, respectively, were released to pre-tax earnings.

9. Business Segments

   Presented below are the net sales and income before income taxes for the Corporation's two business segments.

                                           (in thousands)
                                          Three Months Ended
                                              March 31,
                                             2005    2004
   Net sales:
    Forged and Cast Rolls               $ 41,392 $ 29,771
    Air and Liquid Processing             17,502   17,016
     Total Reportable Segments          $ 58,894 $ 46,787

   Income before income taxes:
     Forged and Cast Rolls              $  2,577 $  1,720
     Air and Liquid Processing               952    1,117
      Total Reportable Segments            3,529    2,837
      Other expense, including
       corporate costs - net              (1,404)  (1,032)

        Total                           $  2,125 $  1,805


  Income before income taxes for the Air and Liquid Processing segment for the three months ended March 31, 2005 and 2004 includes approximately $190,000 and $475,000, respectively, for legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

10. Litigation and Environmental Matters (claims not in thousands)

  The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. Those subsidiaries, and in some cases, the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases for the three months ended March 31, 2005:

     Approximate open claims at end of period: 25,000
     Approximate gross settlement and defense costs: $2,613,000
     Approximate claims settled or dismissed during the period: 78

  Of the approximate 25,000 claims pending as of March 31, 2005, over 15,000 were made in six lawsuits filed in Mississippi in 2002. Substantially all settlement and defense costs in the above table were paid by insurers.

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

  As one of the Howden Insurer Defendants, Utica has filed a cross-claim against the Corporation, and a third-party complaint against two of its subsidiaries, seeking a declaratory judgment that, to the extent Utica has defense or indemnity obligations to
  Howden: (1) Utica is entitled to contribution, subrogation and reimbursement from the Corporation or its subsidiaries with respect to defense and indemnity payments paid on behalf of the Corporation or its subsidiaries; and (2)the Corporation and its subsidiaries have no rights under the insurance contracts issued by Utica to Buffalo Forge. The Corporation believes that Utica's cross-claim and third party claims, as well as the similar relief Utica now seeks in the Oneida County Litigation, are barred by a release provided in the settlement of the Oneida County Litigation and is otherwise without merit, and intends to assert that position in this lawsuit. If Utica is successful in obtaining the declaratory relief it seeks, it could eliminate insurance coverage provided to the Corporation by Utica.

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

  There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting
  financial exposure than presently contemplated.   The Corporation
  has made an accrual in its financial
  statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $193,000 and $505,000 for the three months ended March 31, 2005 and 2004, respectively.

  With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at four third-party landfill sites. In addition, as a result of the sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

11. Flood Damage

  In September 2004, the Carnegie, Pennsylvania plant of the Corporation's Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. Through March 31, 2005, the Corporation received $4,000,000 toward its claim of which $3,000,000 was received in 2004. Of the $1,000,000 received in 2005, $600,000 represents non-refundable advances toward the business interruption insurance claim which was recorded as a reduction of costs of products sold (excluding depreciation) in the accompanying condensed consolidated statement of operations. The remaining $3,400,000 represents reimbursement of clean-up costs, repairs to machinery and recovery of certain fixed expenses. Final settlement is expected in the second quarter of 2005.

12. Restatement

  Subsequent to the issuance of the Corporation's condensed consolidated financial statements for the three months ended March 31, 2004, the Corporation determined that deferred tax liabilities were not required to be provided for interest receivable from its U.K. subsidiary on intercompany debt owed to the Corporation. Additionally, subsequent to the issuance of the Corporation's consolidated financial statements for the year ended December 31, 2004, the Corporation concluded

  (1) based on supplemental guidance recently issued, that auction-rate securities do not meet the definition of cash equivalents and should therefore be classified as short-term marketable securities, and

  (2) its outstanding Industrial Revenue Bond debt should be classified as a current liability since the bonds can be put back to the Corporation on short notice if, although considered remote by the Corporation, the bonds are unable to be remarketed and bondholders seek reimbursement from the letters of credit which serve as collateral for the bonds. Any draws against the letters of credit are required to be repaid by the Corporation immediately.

  Accordingly, the accompanying condensed consolidated financial statements for the three months ended March 31, 2004 and the condensed consolidated balance sheet as of December 31, 2004 have been restated from the amounts previously reported.

  The effect of reversing the deferred tax liabilities on the condensed consolidated financial statements for the three months ended March 31, 2004 was as follows:

                                         Previously       As
                                         Reported   Restated
  Condensed Consolidated Statement of
  Operations:
  Income tax provision                 $  596,000 $   496,000
  Net income                            1,208,573   1,308,573
  Net income per common share - basic        0.12        0.14
  Net income per common share - dilutive     0.12        0.13

  The effect of reclassifying its investments in auction-rate securities from cash and cash equivalents to short-term marketable securities and its Industrial Revenue Bond debt from a long-term liability to a current liability on the accompanying condensed consolidated balance sheet as of December 31, 2004 and the condensed consolidated statement of cash flows for the three months ended March 31, 2004 was as follows:

                                        Previously         As
                                        Reported       Restated

  Condensed Consolidated Balance Sheet:
  Cash and cash equivalents            $36,794,514   $11,339,514
  Short-term marketable securities               -    25,455,000
  Total current liabilities             41,170,608    54,481,608
  Long-term debt obligations            13,311,000             -

  Condensed Consolidated Statements of
  Cash Flows:
  Purchases of short-term marketable
   securities                                    -   (13,400,000)
  Proceeds from the sale of short-term
   marketable securities                         -     6,600,000
  Net cash flows provided by (used in)
   investing activities                    141,893    (6,658,107)
  Net increase (decrease) in cash and
   cash equivalents                      1,370,213    (5,429,787)
  Cash and cash equivalents at beginning
   of period                            35,738,789    15,488,789
  Cash and cash equivalents at end
   of period                            37,109,002    10,059,002

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment is benefiting from resurgence in the global steel industry and the weaker dollar which is improving export business, particularly to the Asian and Indian markets. While the unprecedented cost increases experienced in 2004 for raw materials and natural gas have begun to stabilize, they remain at historically high cost levels. Operating results for 2005 are expected to improve in the latter part of the year as the segment progressively works through its backlog and increased pricing and raw material and energy surcharges flow through to earnings. New machinery brought on-line late in 2004 at Davy Roll have begun to contribute to operational improvements and have added needed capacity.

The Air and Liquid Processing segment generally lags any downturn in the economy; accordingly, the segment was not affected by the weak economy until 2003. Similarly, any recovery will not immediately improve operating results. In particular, demand for lube oil pumps is expected to remain steady but significantly below peak levels in 2002 and 2001 due to reduced demand for gas turbines. The segment is also being impacted by higher material costs, the slow down in the construction industry particularly related to the pharmaceutical, institutional and health care markets, and the resulting decline in margins following aggressive pricing by competitors as a reduced level of potential business is pursued. Product offerings have been expanded but no significant improvement is expected until capital spending by the manufacturing sector improves.

Subsequent to the issuance of the Corporation's consolidated financial statements for the year ended December 31, 2004, the Corporation concluded

(1) based on supplemental accounting interpretation recently issued, that auction-rate securities did not meet the definition of cash equivalents and should therefore be classified as short-term marketable securities, and

(2) its outstanding Industrial Revenue Bond debt should be classified as a current liability, despite principal not beginning to become due until 2020, since the bonds can be put back to the Corporation on short notice if, although considered remote by the Corporation, the bonds are unable to be remarketed and bondholders seek reimbursement from the letters of credit which serve as collateral for the bonds. Any payments under the letters of credit are required to be repaid by the Corporation immediately.

As soon as practicable, the Corporation intends to file an amendment on Form 10-K/A to its Annual Report to Shareholders on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 11, 2005, to change the balance sheet classification of auction-rate securities from cash and cash equivalents to short-term marketable securities and its Industrial Revenue Bond debt from a long-term liability to a current liability, and to reflect purchases and sales of auction-rate securities as cash flows from investing activities in the consolidated statements of cash flows, within Part II -
Items 7 and 8 and Part IV - Item 15, as follows:

                                   2004                 2003

                                 As                As
                             Previously   As   Previously   As
                              Reported Restated Reported Restated
                                               (in thousands)
Consolidated Balance Sheets
as of December 31,:


Cash and cash equivalents     $ 36,795 $ 11,340 $ 35,739 $ 15,489
Short-term marketable securities     -   25,455        -   20,250
Total current liabilities       41,170   54,481   34,042   47,353
Long-term debt obligations      13,311        -   13,311        -




                                  2004                    2003

                                  As                As
                              Previously    As  Previously   As
                             Reported Restated Reported Restated
                                          (in thousands)
Consolidated Statements of
Cash Flows for the Year Ended:
Purchases of short-term
 marketable securities        $     -  $(48,635)   $     -  $(51,250)
Proceeds from the sale of
 short-term marketable securities   -    43,430          -    31,000
Net cash flow (used in) provided
 by investing activities       (5,111)  (10,316)     6,863   (13,387)
Net increase (decrease) in cash
 and cash equivalents           1,056    (4,149)     7,950   (12,300)
Cash and cash equivalents
 at beginning of period        35,739    15,489     27,789    27,789
Cash and cash equivalents
 at end of period              36,795    11,340     35,739    15,489




The Corporation did not invest in auction-rate securities prior to 2003.

The following MD&A gives effect to the restatement discussed in
Note 12 to the condensed consolidated financial statements for the three months ended March 31, 2004.

Operations for the Three Months Ended March 31, 2005 and 2004

Net Sales. Net sales for the three months ended March 31, 2005 and 2004 were $58,894,000 and $46,787,000, respectively. A discussion of sales for the Corporation's two segments is included below. Order backlogs approximated $202,547,000 at March 31, 2005 in comparison to $164,981,000 at December 31, 2004. The increase is attributable principally to the Forged and Cast Rolls segment. Approximately $46,255,000 of the March 31, 2005 backlog is scheduled for shipment beyond 2005.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 81.5% and 78.6% of net sales for the three months ended March 31, 2005 and 2004, respectively. The increase is due to product mix and higher raw material and natural gas costs.

Selling and Administrative. Selling and administrative expenses for the three months ended March 31, 2005 and 2004 were comparable. Higher commission expense resulting from improved sales volumes were offset by lower legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers.

Income from Operations. Income from operations for the three months ended March 31, 2005 approximated $2,272,000, including non-refundable advances of $600,000 toward the business interruption insurance claim, in comparison to $1,622,000 for the three months ended March 31, 2004. A discussion of operating results for the Corporation's two segments is included below.

Forged and Cast Rolls. Sales for the three months ended March 31, 2005 improved over the comparable prior year period as a result of a stronger opening backlog and price increases, including raw material and energy surcharges. Although operating income benefited from the additional volume, margins remained relatively flat due to the higher cost of raw materials and energy from a year ago. During the quarter, non-refundable advances of $600,000 were received toward the business interruption insurance claim of Union Electric Steel, which arose from flooding caused by the remnants of Hurricane Ivan in the third quarter of 2004, with final settlement expected in second quarter of 2005. Backlog approximated $173,630,000 as of March 31, 2005 in comparison to $138,729,000 as of December 31, 2004. The increase is reflective of the continued demand for products of both the U.S. and U.K. operations. Approximately $43,041,000 of the March 31, 2005 backlog is scheduled for shipment beyond 2005.

Air and Liquid Processing. Sales for the three months ended March 31, 2005 and 2004 were comparable. Operating income declined due principally to the weak performance of the air handling business which is being impacted by a decline in construction activity and depressed pricing on available projects. Results for the pumps operation remain in line with the prior period. Earnings for the coil business have improved slightly due to product mix. Although this segment continues to be adversely impacted by legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing products and indemnity payments not expected to be recovered from insurance carriers, these costs decreased by approximately $285,000 for the three months ended March 31, 2005 against the same period of the prior year. Backlog approximated $28,917,000 as of March 31, 2005 in comparison to $26,252,000 as of December 31, 2004; the increase is attributable to additional orders for the heat exchange business. Approximately $3,214,000 of the March 31, 2005 backlog is scheduled for shipment beyond 2005.

Other (Expense) Income. Other (expense) income for the three months ended March 31, 2005 and 2004 approximated $(147,000) and $182,000, respectively. The change is due primarily to losses on foreign exchange transactions in 2005 versus gains on foreign exchange transactions in 2004.







                              - 16 -
Income Taxes. The effective tax rate approximated 29.3% and 27.5% for the three months ended March 31, 2005 and 2004, respectively.
The increase is due primarily to higher domestic profitability partially offset by beneficial permanent deductions.

Net Income. As a result of all of the above, the Corporation's net income for the three months ended March 31, 2005 and 2004 equaled
$1,503,000 and $1,309,000, respectively.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities approximated $(5,577,000) and $2,170,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease is attributable primarily to an increase in accounts receivable arising from higher sales for the first quarter of 2005 versus first quarter of 2004 and a reduction in accounts payable due primarily to timing of payments.

Net cash flows used in investing activities were $(1,434,000) and $(6,658,000) for the three months ended March 31, 2005 and 2004, respectively. The decrease in the usage is primarily attributable to a reduction in net purchases of short-term marketable securities. Capital expenditures approximated $634,000 for the three months ended March 31, 2005 and $1,299,000 for the three months ended March 31, 2004 of which approximately $923,000 of U.K. governmental grants were received during the same period reducing the net cost of the expenditures. Additionally, the remaining sale proceeds of $500,000 from the 2003 sale of the Plastics Processing Machinery segment were received in 2004. As of March 31, 2005, future capital expenditures totaling $2,575,000 have been approved. Funds on-hand and funds generated by future operations are expected to be sufficient to finance capital expenditure requirements.

Net cash flows provided by (used in) financing activities were $1,367,000 and $(416,000) for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, Davy Roll had borrowings outstanding under its line of credit of approximately $2,234,000. During each of the quarters, dividends were paid at a rate of $0.10 per share. Issuance of stock under the Corporation's stock option plan provided cash of $108,000 and $550,000 for the respective quarters.

The change in the value of the British pound against the dollar impacted cash and cash equivalents by $44,000 and $(526,000) for the three months ended March 31, 2005 and 2004.

The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at March 31, 2005 was approximately $6,300,000 (including 900,000 GBP in the
U.K. and 400,000 Euros in Belgium).

Litigation and Environmental Matters

See Note 10 to the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory

Costs" which confirms that accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges and that allocation of fixed production overheads to inventories be based on normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for the Corporation on January 1, 2006 and are not expected to have a significant effect on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" which amends previously issued guidance by eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges which do not have commercial substance. The provisions of SFAS No. 153 will become effective for the Corporation on July 1, 2005. Until the Corporation enters into such transactions, the standard will not impact the Corporation's financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), "Shared-Based Payment" which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value and companies will no longer be permitted to follow the intrinsic value accounting method, which becomes effective for the Corporation on January 1, 2006. The Corporation will adopt the standard prospectively. Until the Corporation issues additional stock options, the standard will not impact the Corporation's financial condition or results of operations.

In March 2005, the FASB issued an interpretation of SFAS No. 143, "Accounting for Conditional Asset Retirement Obligations" which clarifies the term conditional asset retirement obligation. The interpretation did not impact the Corporation's financial condition or results of operations.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2004.

                 ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission ("SEC") rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act recorded, processed, summarized and reported within the required time periods. As a result of the restatement of the Corporation's consolidated balance sheet as of December 31, 2004 as explained elsewhere in this Form 10-Q, the Corporation's management, including the principal executive officer and principal financial officer, have concluded that a material weakness existed in the Corporation's internal control over financial reporting with respect to classification of redeemable instruments that are subject to remarketing agreements. Solely as a result of this material weakness, the Corporation's management, including the principal executive officer and principal financial officer, have concluded that the disclosure controls were not effective as of March 31, 2005.

(c) Changes in internal control over financial reporting. Since December 31, 2004, except as disclosed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Corporation's management, including the principal executive officer and principal financial officer, believe that the material weakness in the Corporation's internal control over financial reporting with respect to classification of redeemable instruments that are subject to remarketing agreements has been remediated. The remedial actions included:

  - Requiring all future debt agreements to be reviewed by the finance department for proper balance sheet classification.

  - Improving understanding of relevant personnel of the requirements of EITF D-61, "Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing
       Agreements".

                    PART II - OTHER INFORMATION
                   AMPCO-PITTSBURGH CORPORATION


Item 1  Legal Proceedings

        The information contained in Note 10 to the condensed consolidated financial statements (Litigation and
        Environmental Matters) is incorporated herein by reference.

Items 2-5  None

Item 6     Exhibits

        (3)Articles of Incorporation and By-laws

            (a)  Articles of Incorporation

                 Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1983, March 31, 1984, March 31, 1985, March 31, 1987 and
                 September 30, 1998.

            (b)  By-laws

                Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarters ended September 30, 1994, March 31, 1996, June 30, 2001 and June 30,
                2004.

        (4)     Instruments defining the rights of securities holders

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

            (c)  1997 Stock Option Plan, as amended.

                 Incorporated by reference to the Proxy Statements dated March 14, 1997 and March 15, 2000.

         (31.1) Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (31.2) Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         (32.1)  Certification of principal executive officer pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002

         (32.2) Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  May 16, 2005              BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      Chairman and
                                        Chief Executive Officer




DATE:  May 16, 2005              BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

                   AMPCO-PITTSBURGH CORPORATION

                           EXHIBIT INDEX





Exhibit (31.1) Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        (31.2) Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit (32.1) Certification of principal executive
               officer pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002

        (32.2) Certification of principal financial officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002