Form 10-K/A
period 2004-12-31
AMPCO PITTSBURGH CORP
filed 2005-06-01
CIK 6176

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2004 (based upon the closing price of the Registrant’s Common stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $87 million.

As of May 31, 2005, 9,757,497 common shares were outstanding.

EXPLANATORY NOTE

Ampco-Pittsburgh Corporation (the “Corporation) is filing this Form 10-K/A for the year ended December 31, 2004 to reflect the restatement of its consolidated financial statements for the years ended December 31, 2004 and 2003. The restatement pertains to a change in the classification of auction-rate securities from cash equivalents to short-term marketable securities and Industrial Revenue Bond debt from a long-term liability to a current liability and to reflect purchases and sales of auction-rate securities as cash flows from investing activities in the consolidated statements of cash flows.

This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This restatement includes changes to Items 6, 7, 8, 9A and 15. This Form 10-K/A does not purport to provide an update or a discussion of any other developments subsequent to the original filing.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2004(1)(5)	2003(2)(5)	2002(3)(5)	2001(4)(5)	2000(5)
Net sales	$202,861	$180,233	$187,756	$191,843	$192,486
(Loss) income from continuing operations	(2,599)	2,908	6,291	(446)	15,375
Net (loss) income	(2,599)	(2,190)	2,590	(586)	16,192
Total assets	237,944	234,148	236,462	241,571	244,464
Shareholders’ equity	128,517	145,630	150,747	157,804	162,477
Basic and diluted earnings per common share:
(Loss) income from continuing operations	(0.27)	0.30	0.65	(0.05)	1.60
Net (loss) income	(0.27)	(0.23)	0.27	(0.06)	1.68
Per common share:
Cash dividends declared	0.40	0.40	0.40	0.40	0.40
Shareholders’ equity	13.19	15.08	15.65	16.42	16.92
Market price at year end	14.60	13.67	12.16	10.75	12.00
Weighted average common shares outstanding	9,708	9,637	9,625	9,605	9,601
Number of shareholders	744	842	891	929	1,027
Number of employees	1,252	1,152	1,207	1,355	1,470

(1)	(Loss) income from continuing operations includes pre-tax litigation costs of $990 and pre-tax professional fees of $1,000 in support of its efforts to meet the requirements of Sarbanes-Oxley.

(2)	(Loss) income from continuing operations includes pre-tax litigation costs of $2,393.

(3)	(Loss) income from continuing operations includes pre-tax litigation costs of $670 and net (loss) income includes the after-tax write-off of goodwill of $2,894.

(4)	(Loss) income from continuing operations includes pre-tax restructuring and other charges of $7,280 and pre-tax litigation costs of $2,378.

(5)	Restated — see Note 22 to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Subsequent to the issuance of the Corporation’s consolidated financial statements for the year ended December 31, 2004, the Corporation concluded:

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

The effect of changing the classification of its investments in auction-rate securities from cash and cash equivalents to short-term marketable securities and its Industrial Revenue Bond debt from a long-term liability to a current liability on the consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, is indicated below. The Corporation did not invest in auction-rate securities prior to 2003.

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets as of December 31:
Cash and cash equivalents	$36,795	$11,340	$35,739	$15,489
Short-term marketable securities	—	25,455	—	20,250
Total current liabilities	41,170	54,481	34,042	47,353
Long-term debt obligations	13,311	—	13,311	—

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Cash Flows for the Year Ended:
Purchases of short-term marketable securities	$—	$(48,635)	$—	$(51,250)
Proceeds from the sale of short-term marketable securities	—	43,430	—	31,000
Net cash flows (used in) provided by investing activities	(5,111)	(10,316)	6,863	(13,387)
Net increase (decrease) in cash and cash equivalents	1,056	(4,149)	7,950	(12,300)
Cash and cash equivalents at beginning of period	35,739	15,489	27,789	27,789
Cash and cash equivalents at end of period	36,795	11,340	35,739	15,489

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.

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

The decrease in operating income in 2003 from 2002 is partially attributable to lower volumes for the Air and Liquid Processing group, depressed pricing, higher employee benefit costs, and increased costs of raw materials and natural gas particularly for the Forged and Cast Rolls group. Additionally, legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers increased $1,723 and pension costs increased $1,136 principally due to unfavorable performance of plan assets in 2002 resulting in actuarial losses – a portion of which are amortized to future pension expense. Also included in 2002 is a net gain of $603 on the disposition of assets and businesses arising primarily from the sale of the remaining land and building of the Belgian roll-making facility, which was closed in 2001, offset by the loss on the 2002 sale of Formet Ltd., the Corporation’s small metals forging business in the U.K

The increase in backlog (unfilled orders on hand) at December 31, 2004 against December 31, 2003 and 2002 is attributable to the Forged and Cast Rolls segment and is indicative of the increase in global demand and inclusion of surcharges and price increases to cover the escalation in raw material and energy costs.

Gross margin, excluding depreciation, as a percentage of net sales approximated 16.3% for 2004, 21.4% for 2003 and 22.6% for 2002. The decrease in 2004 from the previous years is attributable to unprecedented increases in the cost of steel scrap, ferro alloys and energy which also put certain U.K. sales commitments in a loss position resulting in an additional charge to earnings; product mix including a higher content of export sales some of which have lower margins; and uninsured costs resulting from flood damage.

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

The 1% effective income tax rate for continuing operations in 2004 is in lieu of a statutory rate of approximately 35% due to losses for the U.K operations for which no income tax benefit is provided and minimal taxable income for domestic operations due to permanent tax benefits. The effective income tax rate for continuing operations was 37.4% and 42.7% for 2003 and 2002, respectively; the decrease also attributable to higher losses for the U.K. operations for which no tax benefit is provided.

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

As a result of the above, the Corporation incurred a net loss of $ (2,599) or $(0.27) per common share for 2004 in comparison to net loss of $(2,190) or $(0.23) per common share for 2003 and net income of $2,590 or $0.27 per common share for 2002.

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

Net cash flows used in investing activities were $10,316, $13,387 and $3,010 in 2004, 2003 and 2002, respectively. The fluctuation is due primarily to net purchases of short-term marketable securities of $5,205 and $20,250 in 2004 and 2003, respectively. In connection with the 2003 sale of the Plastics Processing Machinery segment the Corporation received proceeds of $500 in 2004 and $15,600 in 2003. In 2002, the Corporation sold the net assets of its small metals forging business for approximately $1,308, the balance of the proceeds of $83 was paid in June 2003, and the remaining assets of the Belgian facility for $1,447. Cash outflows relate primarily to capital expenditures which approximated $7,151 (of which $1,498 of governmental grants was subsequently received by the Davy Roll operations), $8,525, and $4,184 in 2004, 2003 and 2002, respectively. Investing activities for the discontinued operations relate primarily to capital expenditures. As of December 31, 2004, future capital expenditures totaling $2,410 have been approved. Funds on hand, funds generated from future operations and available lines of credit are expected to be sufficient to finance capital expenditure requirements. In addition, the Corporation continues to evaluate potential acquisitions.

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

As a result of the above, cash and cash equivalents decreased by $4,149 in 2004 and ended the year at $11,340 in comparison to $15,489 and $27,789 at December 31, 2003 and 2002, respectively. The Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2004 was approximately $9,300 (including £2,500 in the U.K. and €400 in Belgium).

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-K/A as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect the Corporation’s current views with respect to future events and financial performance.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2004*	2003*
Assets
Current assets:
Cash and cash equivalents	$11,340	$15,489
Short-term marketable securities	25,455	20,250
Receivables, less allowance for doubtful accounts of $956 in 2004 and $543 in 2003	37,496	38,802
Inventories	54,319	48,260
Other	8,337	11,550

Total current assets	136,947	134,351

Property, plant and equipment, at cost:
Land and land improvements	4,292	4,219
Buildings	25,170	25,149
Machinery and equipment	135,058	130,015

	164,520	159,383
Accumulated depreciation	(95,088)	(89,885)

Net property, plant and equipment	69,432	69,498
Prepaid pensions	25,140	24,104
Goodwill	2,694	2,694
Other noncurrent assets	3,731	3,501

	$237,944	$234,148

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,446	$11,178
Accrued payrolls and employee benefits	8,715	7,933
Industrial Revenue Bond debt	13,311	13,311
Other	17,009	14,931

Total current liabilities	54,481	47,353
Employee benefit obligations	28,872	16,692
Deferred income taxes	18,843	19,471
Other noncurrent liabilities	7,231	5,002

Total liabilities	109,427	88,518

Commitments and contingent liabilities (Note 9)
Shareholders’ Equity:
Preference stock-no par value; authorized 3,000 shares; none issued	—	—
Common stock-par value $1; authorized 20,000 shares; issued and outstanding 9,747 shares in 2004, 9,654 shares in 2003	9,747	9,654
Additional paid-in capital	104,204	103,211
Retained earnings	34,163	40,649
Accumulated other comprehensive loss	(19,597)	(7,884)

Total shareholders’ equity	128,517	145,630

	$237,944	$234,148

*	Restated — see Note 22

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net sales	$202,861	$180,233	$187,756

Operating costs and expenses:
Costs of products sold (excluding depreciation)	169,824	141,739	145,377
Selling and administrative	28,825	27,210	25,831
Depreciation	6,273	6,214	6,163
Loss (gain) on disposition of assets and businesses	163	9	(603)
Restructuring and other charges	—	—	(46)

	205,085	175,172	176,722

(Loss) income from operations	(2,224)	5,061	11,034

Other (expense) income:
Interest expense	(312)	(332)	(407)
Other – net	(47)	(87)	354

	(359)	(419)	(53)

(Loss) income from continuing operations before income taxes	(2,583)	4,642	10,981
Income tax provision	16	1,734	4,690

(Loss) income from continuing operations	(2,599)	2,908	6,291

Discontinued operations:
Loss from operations, including loss on disposal of $4,600 in 2003	—	(5,330)	(1,189)
Income tax benefit	—	232	382

	—	(5,098)	(807)

(Loss) income before cumulative effect of change in accounting for goodwill	(2,599)	(2,190)	5,484
Cumulative effect of change in accounting for goodwill, net of income taxes of $ 1,558	—	—	(2,894)

Net (loss) income	$(2,599)	$(2,190)	$2,590

Basic and diluted earnings per common share:
(Loss) income from continuing operations	$(0.27)	$0.30	$0.65
(Loss) from discontinued operations	—	(0.53)	(0.08)
Cumulative effect of change in accounting for goodwill	—	—	(0.30)
Net (loss) income	(0.27)	(0.23)	0.27

Weighted average number of common shares outstanding	9,708	9,637	9,625

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2002	$9,609	$102,791	$47,957	$(2,553)	$157,804
Comprehensive loss:
Net income 2002			2,590		2,590
Other comprehensive loss(a)				(6,034)	(6,034)

Comprehensive loss					(3,444)
Issuance of common stock	23	215			238
Cash dividends ($0.40 per share)			(3,851)		(3,851)

Balance December 31, 2002	9,632	103,006	46,696	(8,587)	150,747
Comprehensive loss:
Net loss 2003			(2,190)		(2,190)
Other comprehensive income(a)				703	703

Comprehensive loss					(1,487)
Issuance of common stock	22	205			227
Cash dividends ($0.40 per share)			(3,857)		(3,857)

Balance December 31, 2003	9,654	103,211	40,649	(7,884)	145,630
Comprehensive loss:
Net loss 2004			(2,599)		(2,599)
Other comprehensive loss(a)				(11,713)	(11,713)

Comprehensive loss					(14,312)
Issuance of common stock	93	993			1,086
Cash dividends ($0.40 per share)			(3,887)		(3,887)

Balance December 31, 2004	$9,747	$104,204	$34,163	$(19,597)	$128,517

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2002	$(1,937)	$(806)	$(100)	$290	$(2,553)
Reclassification adjustments	228	—	49	(32)	245
Changes in 2002	2,287	(7,766)	(521)	(279)	(6,279)

Balance at December 31, 2002	578	(8,572)	(572)	(21)	(8,587)
Reclassification adjustments	—	—	744	(3)	741
Changes in 2003	3,435	(1,510)	(2,096)	133	(38)

Balance at December 31, 2003	4,013	(10,082)	(1,924)	109	(7,884)
Reclassification adjustments	—	—	349	—	349
Changes in 2004	2,142	(12,549)	(1,812)	157	(12,062)

Balance at December 31, 2004	$6,155	$(22,631)	$(3,387)	$266	$(19,597)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2004*	2003*	2002
Cash flows from operating activities:
(Loss) income from continuing operations	$(2,599)	$2,908	$6,291
Adjustments to reconcile (loss) income from continuing operations to net cash flows from operating activities:
Depreciation	6,273	6,214	6,163
Deferred income taxes	(60)	1,689	2,824
Pension and other postretirement benefits	(499)	(1,824)	(2,445)
Provision for restructuring and other charges	—	—	(46)
Provision for bad debts and inventory write-downs	546	745	337
Provision for adverse sales contracts	948	—	—
Provision for warranties	545	(7)	(132)
Other – net	157	11	(1,065)
Operating activities of discontinued operations	—	345	2,666
Changes in assets/liabilities, net of effects from business acquisitions and divestitures:
Receivables	1,959	(4,617)	6,814
Inventories	(5,116)	(1,684)	162
Other assets	(2,263)	(5,452)	2,494
Accounts payable	3,954	660	(2,119)
Accrued payrolls and employee benefits	1,666	1,749	(961)
Other liabilities	3,897	3,364	350

Net cash flows provided by operating activities	9,408	4,101	21,333

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,151)	(8,525)	(4,184)
Purchases of short-term marketable securities	(48,635)	(51,250)	—
Proceeds from the sale of short-term marketable securities	43,430	31,000	—
Proceeds from the sale of businesses	500	15,600	1,225
Proceeds from the sale of assets	42	—	1,470
Proceeds from U.K. governmental grants	1,498	—	—
Investing activities of discontinued operations	—	(212)	(1,465)
Other	—	—	(56)

Net cash flows used in investing activities	(10,316)	(13,387)	(3,010)

Cash flows from financing activities:
Dividends paid	(3,879)	(3,854)	(3,848)
Proceeds from the issuance of common stock	978	216	238
Financing activities of discontinued operations	—	—	(1,350)

Net cash flows used in financing activities	(2,901)	(3,638)	(4,960)

Effect of exchange rate changes on cash and cash equivalents	(340)	624	766

Net (decrease) increase in cash and cash equivalents	(4,149)	(12,300)	14,129
Cash and cash equivalents at beginning of year	15,489	27,789	13,660

Cash and cash equivalents at end of year	$11,340	$15,489	$27,789

Supplemental information:
Income tax payments	$583	$253	$2,517
Interest payments	302	334	359
Supplemental non-cash information:
Recognition of funding deficit (Note 8)	$(11,725)	$(646)	$(8,552)
Note receivable from sale of businesses (Note 3)	—	500	83

*	Restated — see Note 22

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

Short-Term Marketable Securities

Short-term marketable securities consist primarily of auction-rate securities (ARS), which are securities whose short-term interest rates reset every 7 – 35 days. The Corporation accounts for ARS in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are considered “available for sale” and are carried at par value which approximates fair value. The Corporation expects to sell these securities in the next twelve months and, accordingly, classifies the investments as a current asset.

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

Financial Instruments

Derivative instruments which include forward exchange and futures contracts are recorded in the consolidated balance sheets as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge, the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (net sales) and subsequent changes in fair value are recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

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

NOTE 3 – ACQUISITIONS/DIVESTITURES:

The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its Plastics Processing Machinery segment (NCII) on August 15, 2003 and is reflected as discontinued operations in the accompanying consolidated financial statements. The sales price approximated $16,100 of which $15,600 was received in 2003 and the balance in 2004. A loss on disposal of approximately $4,600 was recognized comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500 and a provision for environmental remediation of $2,100 (see Note 19). Results of operations for this segment approximated $(730) for 2003 through the date of disposition and $(1,189) for 2002 and net sales approximated $15,002 and $24,620 in 2003 and 2002, for the respective periods.

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

NOTE 6 – OTHER CURRENT LIABILITIES:

	2004	2003
Customer-related liabilities	$5,991	$5,674
Other	11,018	9,257

	$17,009	$14,931

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

As of December 31, 2004, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 1.33% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 1.51% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 1.36% during the current year. The IRBs are secured by letters of credit of equivalent amounts. Despite principal not beginning to become due until 2020, the IRBs are able to be put back to the Corporation on short notice if, although considered remote by the Corporation, the bonds are unable to be remarketed and bondholders seek reimbursement from the letters of credit. Accordingly, the IRBs are classified as a current liability. The letters of credit require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2004.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has defined benefit pension plans covering substantially all of its U.S. employees. Generally, the benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plans covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans are fully funded, no additional contributions have been required for many years or are expected to be required in 2005. Estimated benefit payments for subsequent years are $6,428 for 2005, $6,551 for 2006, $6,724 for 2007, $6,966 for 2008, $7,291 for 2009 and $41,197 for 2010 –2014.

Employees of Davy Roll participate in a contributory defined benefit plan that was curtailed effective December 31, 2004 and replaced with a defined contribution plan which was made available to new employees in 2003. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Contributions to the contributory defined benefit plan approximated $1,225, $1,211 and $845 in 2004, 2003 and 2002, respectively, and are expected to approximate $577 in 2005. As of December 31, 2004 and 2003, the accumulated benefit obligations exceeded the fair value of the plan assets; accordingly, the unfunded accumulated benefit obligation of $15,037 and $2,194, respectively, was recognized as an additional minimum pension liability. No additional contributions are expected to be required as a result of the additional minimum pension liability. Estimated benefit payments for subsequent years are $483 for 2005, $537 for 2006, $585 for 2007, $631 for 2008, $702 for 2009 and $4,846 for 2010 –2014. Contributions to the defined contribution plan approximated $20 and $10 in 2004 and 2003, respectively, and are expected to approximate $665 in 2005.

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

NOTE 13 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of December 31, 2004, approximately $59,249 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2005 through December 2009. As of December 31, 2004, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximated $1,881 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximated $4,766. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(3,662), net of income taxes, as of December 31, 2004. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,004) expected to be released to earnings in 2005. Approximately $(1,588), $(1,306) and $0 was released to pre-tax earnings in 2004, 2003 and 2002, respectively. Additionally, approximately $(270) was ineffective in 2004 and released to pre-tax earnings.

Gains (losses) on foreign exchange transactions approximated $(296), $(206) and $264 for 2004, 2003 and 2002, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2004, approximately 100% or $2,440 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $430 and the fair value of the remaining contracts approximated $9 as of December 31, 2004. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $275, net of income taxes, as of December 31, 2004. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $270 expected to be released to earnings in 2005. Approximately $909, $107, $(145) was released to pre-tax earnings in 2004, 2003 and 2002, respectively.

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

	Net Sales			(Loss) Income from Continuing Operations Before Income Taxes
	2004	2003	2002	2004	2003	2002
Forged and Cast Rolls	$126,162	$110,431	$95,901	$(1,208)	$6,343	$4,093
Air and Liquid Processing (1)	76,699	69,802	91,855	4,819	3,504	11,547

Total Reportable Segments	202,861	180,233	187,756	3,611	9,847	15,640
Corporate costs, including other income (expense)	—	—	—	(6,194)	(5,205)	(4,659)

	$202,861	$180,233	$187,756	$(2,583)	$4,642	$10,981

	Capital Expenditures			Depreciation Expense			Identifiable Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Forged and Cast Rolls	$6,505	$7,383	$3,208	$4,536	$4,406	$4,254	$125,851	$129,618	$112,028
Air and Liquid Processing	566	1,124	936	1,696	1,766	1,866	47,457	42,045	44,647
Corporate	80	18	40	41	42	43	64,636	62,485	54,961

	7,151	8,525	4,184	6,273	6,214	6,163	237,944	234,148	211,636
Discontinued operations	—	—	—	—	—	—	—	—	24,826

	$7,151	$8,525	$4,184	$6,273	$6,214	$6,163	$237,944	$234,148	$236,462

	Net Sales(3)			Long-Lived Assets			(Loss) Income from Continuing Operations Before Income Taxes
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Geographic Areas:
United States(2)	$101,925	$95,314	$120,813	$93,091	$93,205	$96,658	$278	$3,724	$11,605
Foreign	100,936	84,919	66,943	7,906	6,547	2,343	(2,861)	918	(624)

	$202,861	$180,233	$187,756	$100,997	$99,752	$99,001	$(2,583)	$4,642	$10,981

(1)	(Loss) income from continuing operations before income taxes for 2004, 2003 and 2002 was impacted by litigation costs of $972, $2,285 and $564, respectively.

(2)	(Loss) income from continuing operations before income taxes for 2004, 2003 and 2002 was impacted by litigation costs of $990, $2,393 and $670, respectively.

(3)	Net sales are attributed to countries based on location of customer.

NOTE 22 – RESTATEMENT:

Subsequent to the issuance of the Corporation’s consolidated financial statements for the year ended December 31, 2004, the Corporation concluded:

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

The effect of changing the classification of its investments in auction-rate securities from cash and cash equivalents to short-term marketable securities and its Industrial Revenue Bond debt from a long-term liability to a current liability on the consolidated balance sheets as of December 31, 2004 and 2003 and the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, is indicated below. The Corporation did not invest in auction-rate securities prior to 2003.

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets as of December 31:
Cash and cash equivalents	$36,795	$11,340	$35,739	$15,489
Short-term marketable securities	—	25,455	—	20,250
Total current liabilities	41,170	54,481	34,042	47,353
Long-term debt obligations	13,311	—	13,311	—

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Cash Flows for the Year Ended:
Purchases of short-term marketable securities	$—	$(48,635)	$—	$(51,250)
Proceeds from the sale of short-term marketable securities	—	43,430	—	31,000
Net cash flows (used in) provided by investing activities	(5,111)	(10,316)	6,863	(13,387)
Net increase (decrease) in cash and cash equivalents	1,056	(4,149)	7,950	(12,300)
Cash and cash equivalents at beginning of period	35,739	15,489	27,789	27,789
Cash and cash equivalents at end of period	36,795	11,340	35,739	15,489

QUARTERLY INFORMATION – UNAUDITED

Amounts differ from that previously reported in the applicable quarters’ Form 10-Q due to reversal of deferred income tax liabilities previously provided for interest receivable from the Corporation’s U.K. subsidiary on intercompany debt.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	Not Previously Reported
2004
Net sales	$46,787	$46,787	$53,646	$53,646	$50,922	$50,922	$51,506
Gross profit(a)	10,035	10,035	10,228	10,228	6,792	6,792	5,982
Net income (loss)(b)	1,209	1,309	839	938	(1,878)	(1,780)	(3,066)
Basic and diluted earnings per common share:
Net income (loss)-basic(b)	0.12	0.14	0.09	0.10	(0.19)	(0.18)	(0.32)
Net income (loss)-dilutive(b)	0.12	0.13	0.09	0.10	(0.19)	(0.18)	(0.32)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in thousands, except per share amounts)	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Net sales	$43,530	$43,530	$45,496	$45,496	$43,358	$43,358	$47,849	$47,849
Gross profit(a)	9,105	9,105	10,206	10,206	9,144	9,144	10,039	10,039
Net income (loss)(b)	197	285	391	479	(4,081)	(3,992)	944	1,038
Basic and diluted earnings per common share:
Net income (loss)(b)	0.02	0.03	0.04	0.05	(0.42)	(0.41)	0.10	0.11

(a)	Gross profit excludes depreciation.

(b)	The reversal of deferred income tax liabilities improved net income (loss) by $100, $99 and $98 for the first, second and third quarters in 2004, respectively, and basic and diluted earnings per common share by approximately $0.01 per share for each of the same quarters in 2004 and improved net income (loss) by $88, $88, $89 and $94 for each of the respective quarters in 2003 and basic and diluted earnings per common share by approximately $0.01 per share per quarter in 2003.

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

As discussed in Note 5 to the consolidated financial statements, on January 1, 2002, the Corporation changed its method of accounting for goodwill to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 22, the accompanying 2004 and 2003 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 (May 31, 2005 as to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, as revised) presented on page 35 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche, LLP

Pittsburgh, Pennsylvania

March 11, 2005 (May 31, 2005 as to the effects of the restatement discussed in Note 22)

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. As a result of the material weakness described below which resulted in the restatement of the Corporation’s consolidated balance sheets as of December 31, 2004 and 2003, as explained elsewhere in this Form 10-K/A, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting (as revised). The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Effective internal control over financial reporting can only provide reasonable assurance that the objectives of the control process are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, the design of internal control over financial reporting includes the consideration of the benefits of each control relative to the cost of the control.

In the Corporation’s 2004 annual report on Form 10-K/A, filed on March 11, 2005, management of the Corporation included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of December 31, 2004, the Corporation’s internal control over financial reporting was effective. As a result of the restatement of its consolidated financial statements, as discussed in Note 22 to the consolidated financial statements, management has concluded that a material weakness in internal control over financial reporting existed as of December 31, 2004, and accordingly, has revised its assessment of the effectiveness of the Corporation’s internal control over financial reporting.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Due to the change in the classification of the Industrial Revenue Bond debt from a long-term liability to a current liability, as discussed in Note 22 to the consolidated financial statements, management has concluded that a material weakness existed in the Corporation’s internal control over financial reporting as of December 31, 2004. Specifically, there were ineffective controls regarding the review of debt agreements for the identification and evaluation of relevant terms and conditions to determine the proper balance sheet classification of the related debt instruments. As a result, the Corporation improperly classified certain redeemable instruments that were subject to remarketing agreements as long term. This error resulted in the restatement of the consolidated balance sheets for the years ended December 31, 2004 and 2003.

In making this revised assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s revised assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was not effective as of December 31, 2004, solely as a result of the change in classification of the Industrial Revenue Bond debt.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s report on internal control over financial reporting (as revised) which is included herein.

Changes in Internal Control. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Since December 31, 2004, management has made changes to remediate the material weakness described above. The Corporation’s management, including the principal executive officer and principal financial officer, believe that the material weakness in the Corporation’s internal control over financial reporting with respect to the review and evaluation debt agreements, including redeemable instruments that are subject to remarketing agreements, has been remediated. The remedial actions included:

•	Requiring all future debt agreements to be reviewed by the finance department for proper balance sheet classification.

•	Improving understanding of relevant personnel of the requirements of EITF D-61, “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements”.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our report dated March 11, 2005, we expressed an unqualified opinion on management’s assessment that the Corporation maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Corporation subsequently identified material misstatements in its 2004 and 2003 annual consolidated financial statements which caused such annual financial statements to be restated. These misstatements were determined to be the result of a material weakness as further discussed in the following paragraph. Accordingly, management subsequently revised its assessment about the effectiveness of the Corporation’s internal control over financial reporting and our present opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: There were ineffective controls regarding the review of debt agreements for the identification and evaluation of relevant terms and conditions to determine the proper balance sheet classification of the related debt instruments. As a result, the Corporation improperly classified certain redeemable instruments that were subject to remarketing agreements as long term. This error resulted in the restatement of the consolidated balance sheets for the years ended

December 31, 2004 and 2003. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Corporation and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 (as restated) of the Corporation and our report dated March 11, 2005 (May 31, 2005 as to the effects of the restatement discussed in Note 22) expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the restatement discussed in Note 22 to the consolidated financial statements.

/s/ Deloitte & Touche, LLP

Pittsburgh, Pennsylvania

March 11, 2005 (May 31, 2005 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting, as revised)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

– Consolidated Balance Sheets

– Consolidated Statements of Operations

– Consolidated Statements of Shareholders’ Equity

– Consolidated Statements of Cash Flows

– Notes to Consolidated Financial Statements

– Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

The following additional financial data should be read in conjunction with the consolidated financial statements in this Annual Report on Form 10-K/A. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		40

Report of Independent Registered Public Accounting Firm		41

Valuation and Qualifying Accounts	II	42

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws

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

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1988; the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the Annual Report on Form 10-K/A for fiscal year ended December 31, 1994; the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997; the Annual Report on Form 10-K/A for fiscal year ended December 31, 1998; and the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

c. 1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(21)	Significant Subsidiaries

(23)	Consent of Expert Deloitte & Touche LLP

(31.1)	Certification of principal executive officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of principal financial officer pursuant to Section 302 of The Sarbanes- Oxley Act of 2002.

(32.1)	Certification of principal executive officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 31, 2005	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ MARLISS D. JOHNSON
Vice President, Controller and Treasurer (Principal Financial Officer)
Marliss D. Johnson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 11, 2005 (May 31, 2005 as to the effects of the restatement discussed in Note 22) (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the restatement discussed in Note 22 to the consolidated financial statements and the change in method of accounting for goodwill in 2002); such consolidated financial statements and report thereon are included in this Annual Report on Form 10-K/A. Our audits also included the consolidated financial statement schedule II, Valuation and Qualifying Accounts of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP

Pittsburgh, Pennsylvania

March 11, 2005 (May 31, 2005 as to the effects of the restatement discussed in Note 22)

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