Form 10-Q
period 2005-06-30
AMPCO PITTSBURGH CORP
filed 2005-08-03
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


      (Mark one)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2005

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

                             YES  X       NO



On August 3, 2005, 9,757,497 common shares were outstanding.

                      AMPCO-PITTSBURGH CORPORATION

                                  INDEX


                                                              Page No.


Part I - Financial Information:

         Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
             June 30, 2005 and December 31, 2004                 3

           Condensed Consolidated Statements of Operations -
             Six and Three Months Ended June 30, 2005
             and 2004 (restated)                                 4

           Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2005
             and 2004 (restated)                                 5

           Notes to Condensed Consolidated Financial
             Statements                                          6

         Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                         16

         Item 3 - Quantitative and Qualitative
             Disclosures about Market Risk                      19

         Item 4 - Controls and Procedures                       19

Part II- Other Information:

            Item 1 - Legal Proceedings                          20

            Item 4 - Submission of Matters to a Vote of
                        Security Holders                        20

            Item 6 - Exhibits                                   20

         Signatures                                             22

         Exhibit Index                                          23

         Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

                     PART I - FINANCIAL INFORMATION
                      AMPCO-PITTSBURGH CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)



                                      June 30,       December 31,
                                         2005            2004

Assets
Current assets:
Cash and cash equivalents           $  6,208,958    $  11,339,514
Short-term marketable securities      23,755,000       25,455,000
Receivables, less allowance for
 doubtful accounts of $696,069 in
 2005 and $955,677 in 2004            44,743,750       37,495,920
Inventories                           52,512,276       54,318,553
Other                                  7,876,886        8,337,414
     Total current assets            135,096,870      136,946,401
Property, plant and equipment, net    67,124,349       69,432,041
Prepaid pensions                      25,721,810       25,139,810
Goodwill                               2,694,240        2,694,240
Other noncurrent assets                3,658,666        3,731,151
                                    $234,295,935     $237,943,643

Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft facility             $  1,616,388     $          -
Accounts payable                      13,338,516       15,446,125
Accrued payrolls and employee benefits 8,506,830        8,715,427
Industrial Revenue Bond debt          13,311,000       13,311,000
Other                                 14,375,752       17,009,056
     Total current liabilities        51,148,486       54,481,608
Employee benefit obligations          27,564,507       28,871,999
Deferred income taxes                 19,245,859       18,843,171
Other noncurrent liabilities           3,387,745        7,229,456
     Total liabilities               101,346,597      109,426,234

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares; none
 issued                                        -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,757,497 in 2005 and
 9,747,497 in 2004                      9,757,497        9,747,497
Additional paid-in capital            104,318,527      104,204,311
Retained earnings                      36,859,576       34,162,688
Accumulated other comprehensive loss  (17,986,262)     (19,597,087)
     Total shareholders' equity       132,949,338      128,517,409
                                     $234,295,935     $237,943,643


        See Notes to Condensed Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                              Six Months Ended June 30,  Three Months Ended June 30,
                                   2005        2004 *          2005       2004 *




Net sales                      $121,241,037 $100,432,174  $ 62,346,985 $ 53,645,595

Operating costs and expenses:
 Costs of products sold
  (excluding depreciation)       96,845,661   80,169,079    48,859,816   43,417,517
 Selling and administrative      14,644,439   13,856,430     7,697,261    7,049,151
 Depreciation                     3,397,118    3,209,958     1,704,272    1,613,442
 (Gain) loss on disposition
  of assets                          (1,343)       3,733         2,822       (5,235)
   Total operating expenses     114,885,875   97,239,200    58,264,171   52,074,875

Income from operations            6,355,162    3,192,974     4,082,814    1,570,720

Other (expense) income:

 Interest expense                  (246,985)    (127,658)     (142,373)     (66,592)
 Other - net                         (7,790)     395,881        34,865      152,496
                                   (254,775)     268,223      (107,508)      85,904

Income before income taxes        6,100,387    3,461,197     3,975,306    1,656,624
Income tax provision              1,451,000    1,214,000       829,000      718,000

Net income                     $  4,649,387 $  2,247,197  $  3,146,306 $    938,624

Basic and diluted earnings
 per common share:

 Net income per common share -
  basic                       $       0.48  $       0.23  $       0.32 $       0.10
 Net income per common share -
  diluted                     $       0.47  $       0.23  $       0.32 $       0.10

Cash dividends declared
 per share                    $       0.20  $       0.20  $       0.10 $       0.10

Weighted average number of
 common shares outstanding:

 Basic shares                    9,756,889     9,694,948     9,757,497    9,707,497
 Diluted shares                  9,804,380     9,755,042     9,794,432    9,760,061


* Restated - Note 12.







        See Notes to Condensed Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)



                                           Six Months Ended June 30,
                                             2005            2004 *


Net cash flows (used in) provided by
 operating activities                  $ (5,136,589)      $  4,328,210

Cash flows from investing activities:
 Purchases of property, plant
  and equipment                          (1,833,833)        (3,221,940)
 Purchases of short-term marketable
  securities                            (19,000,000)       (26,780,000)
 Proceeds from the sale of short-term
  marketable securities                  20,700,000         21,165,000
 Proceeds from sale of business                   -            500,000
 Proceeds from U.K. governmental grants           -            922,500
 Proceeds from sale of assets                59,196             38,757

  Net cash flows used in investing
   activities                               (74,637)        (7,375,683)

Cash flows from financing activities:
 Net proceeds from bank overdraft
  facility                                1,693,012                  -
 Proceeds from the issuance of
  common stock                              124,216            624,000
 Dividends paid                          (1,951,499)        (1,936,500)

  Net cash flows used in financing
   activities                              (134,271)        (1,312,500)

Effect of exchange rate changes on cash
 and cash equivalents                       214,941           (262,169)

Net decrease in cash and cash
 equivalents                             (5,130,556)        (4,622,142)
Cash and cash equivalents at
 beginning of period                     11,339,514         15,488,789

Cash and cash equivalents at
 end of period                        $   6,208,958       $ 10,866,647


Supplemental information:
 Income tax payments                  $     865,536       $    553,639
 Interest payments                    $     241,434       $    128,518



* Restated - Note 12.


        See Notes to Condensed Consolidated Financial Statements.

                    AMPCO-PITTSBURGH CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

1. Unaudited Condensed Consolidated Financial Statements

   The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the six and three months ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2. Inventories

   At June 30, 2005 and December 31, 2004, approximately 65% and
   64%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

                                               (in thousands)
                                          June 30,    December 31,
                                            2005         2004

   Raw materials                          $14,771      $13,984
   Work-in-process                         22,674       25,717
   Finished goods                           9,180        8,320
   Supplies                                 5,887        6,298
                                          $52,512      $54,319

3. Property, Plant and Equipment

   Property, plant and equipment were comprised of the following:

                                                (in thousands)
                                          June 30,    December 31,
                                            2005         2004

   Land and land improvements            $  4,301     $  4,292
   Buildings                               25,149       25,170
   Machinery and equipment                135,266      135,058
                                          164,716      164,520
   Accumulated depreciation               (97,592)     (95,088)
                                         $ 67,124     $ 69,432

4.Other Current Liabilities

  Other current liabilities were comprised of the following:

                                              (in thousands)
                                         June 30,    December 31,
                                           2005         2004

  Customer-related liabilities           $ 4,899       $ 5,991
  Other                                    9,477        11,018
                                         $14,376       $17,009

  Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the six and three months ended June 30, 2005 and 2004 consisted of:

                                            (in thousands)
                                   Six Months        Three Months
                                  Ended June 30,    Ended June 30,
                                  2005     2004      2005    2004


  Balance at the beginning of
   the period                   $ 4,150  $ 3,435    $3,904  $3,553
  Satisfaction of warranty
   claims                        (1,666)  (1,252)     (944)   (700)
  Provision for warranty claims   1,133      933       608     335
  Other, primarily impact from
  changes in foreign currency
  exchange rates                   (158)      37      (109)    (35)
  Balance at end of the period  $ 3,459  $ 3,153    $3,459  $3,153




5.Pension and Other Postretirement Benefits

  Contributions for the six months ended June 30, 2005 and 2004 were as follows:
                                              (in thousands)
                                               2005    2004

  U.S. pension benefits plans                $   -   $   -
  Foreign pension benefits plan              $ 287   $ 264
  Other postretirement benefits
   (e.g. net payments)                       $ 623   $ 410
  U.K. defined contribution plan             $ 149   $   8


  Net periodic pension and other postretirement costs include the following components for the six and three months ended June 30, 2005 and 2004:

                                        (in thousands)
                                       U.S. Pension Benefits
                                   Six Months      Three Months
                                  Ended June 30, Ended June 30,
                                  2005   2004      2005    2004


 Service cost                  $ 1,133 $ 1,037   $   567 $   518
 Interest cost                   3,368   3,315     1,684   1,658
 Expected return on plan assets (5,314) (5,105)   (2,657) (2,553)
 Amortization of prior
  service cost                     296     296       148     148
 Actuarial gain                    (68)    (62)      (34)    (31)
 Net benefit income            $  (585) $ (519)  $  (292) $ (260)



                                - 7 -





                                         (in thousands)
                                    Foreign Pension Benefits
                                     Six Months     Three Months
                                   Ended June 30,   Ended June
30,
                                    2005  2004      2005  2004

 Service cost                      $   - $ 551     $   -  $ 277
 Interest cost                     1,104   921       544    464
 Expected return on plan assets    (969)  (869)     (477)  (437)
 Amortization of prior service
  cost                              187    386        92    194
 Net benefit cost                  $ 322 $ 989     $ 159  $ 498


                                         (in thousands)
                                   Other Postretirement Benefits
                                    Six Months     Three Months
                                  Ended June 30,  Ended June 30,
                                    2005  2004    2005    2004

 Service cost                      $ 151 $ 119    $  75  $  60
 Interest cost                       385   391      193    196
 Amortization of prior service
  benefit                           (274) (274)    (137)  (137)
 Actuarial loss                       84    79       42     39
 Net benefit cost                  $ 346 $ 315    $ 173  $ 158




6. Commitments and Contingent Liabilities

   Outstanding standby letters of credit as of June 30, 2005 approximated $18,686,000, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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


7. Comprehensive Income

   The Corporation's comprehensive income for the six and three months ended June 30, 2005 and 2004 consisted of:

                                             (in thousands)
                                     Six Months        Three Months
                                   Ended June 30,    Ended June 30,
                                    2005     2004     2005     2004

   Net income                     $ 4,649 $ 2,247    $ 3,146 $  939
   Foreign currency translation
     adjustments                   (2,167)    453     (1,553)  (476)
   Adjustment to minimum pension
    liability                       1,520    (258)     1,084    127
   Unrealized holding (losses)
    gains on marketable securities   (153)     62       (153)    60
   Change in fair value
    of derivatives                  2,411     735      1,558   (192)
   Comprehensive income           $ 6,260 $ 3,239    $ 4,082 $  458


8. Foreign Exchange and Futures Contracts

   Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of June 30, 2005, approximately $60,908,000 of anticipated foreign denominated sales has been hedged with the underlying contracts settling at various dates through March 2010. As of June 30, 2005, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $643,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,431,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(1,161,000), net of income taxes, as of June 30, 2005. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,786,000) expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2005 and 2004, approximately $(557,000) and $(529,000), respectively, were released to pre-tax earnings, and during the three months ended June 30, 2005 and 2004, approximately $(170,000) and $(251,000), respectively, were released to pre-tax earnings.

   (Losses) gains on foreign exchange transactions approximated
   $(216,000) and $286,000 for the six months ended June 30, 2005 and 2004, respectively, and $(90,000) and $65,000 for the three months ended June 30, 2005 and 2004, respectively.

   In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2005, approximately 100% or $2,586,000 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $303,000 and the fair value of the remaining contracts approximated $(8,000) as of June 30, 2005. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated
   $186,000, net of income taxes, as of June 30, 2005. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $191,000, net of income taxes, expected to be released to earnings within the next 12 months. During the six months ended June 30, 2005 and 2004, approximately $353,000 and $424,000, respectively, were released to pre-tax earnings and during the three months ended June 30, 2005 and 2004, approximately $145,000 and $285,000, respectively, were released to pre-tax earnings.

9.  Business Segments

   Presented below are the net sales and income before income taxes for the Corporation's two business segments.

                                           (in thousands)
                                  Six Months Ended Three Months Ended
                                      June 30,         June 30,
                                   2005      2004    2005    2004

   Net Sales:
    Forged and Cast Rolls      $ 83,283 $ 63,285 $ 41,891 $ 33,515
    Air and Liquid Processing    37,958   37,147   20,456   20,131
     Total Reportable Segments $121,241 $100,432 $ 62,347 $ 53,646

   Income before income taxes:
    Forged and Cast Rolls      $  6,943 $  3,222 $  4,366 $  1,501
    Air and Liquid Processing     1,889    2,437      938    1,319
     Total Reportable Segments    8,832    5,659    5,304    2,820
     Other expense, including
      corporate costs - net      (2,732)  (2,198)  (1,329)  (1,163)

        Total                  $  6,100 $  3,461 $  3,975 $  1,657



  Income before income taxes for the Air and Liquid Processing segment for the six and three months ended June 30, 2005 and 2004 includes the majority of the legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see
  Note 10).

10. Litigation and Environmental Matters

  The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. Those subsidiaries, and in some cases, the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases for the six months ended June 30, 2005:

     Approximate open claims at end of period: 16,600
     Approximate gross settlement and defense costs: $4,424,000
     Approximate claims settled or dismissed during the period: 8,800

  Of the approximate 16,600 claims pending as of June 30, 2005, over 8,600 were made in five lawsuits filed in Mississippi in 2002.
  Substantially all settlement and defense costs in the above table were paid by insurers.

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

  There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial
  exposure than presently contemplated.   The Corporation has made
  an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $429,000 and $236,000 for the six and three months ended June 30, 2005, respectively, in comparison to $728,000 and $223,000 for the same periods of the prior year.

  With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at four third-party landfill sites. In addition, as a result of the sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,300,000 at June 30, 2005 is considered adequate based on information known to date.

11. Flood Damage

  In September 2004, the Carnegie, Pennsylvania plant of the Corporation's Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. The Corporation received $5,740,000 toward its claim of which $3,000,000 was received in 2004. Of the $2,740,000 received in 2005, $2,320,000 represents settlement of its business interruption insurance claim which was recorded as a reduction of costs of products sold (excluding depreciation) in the accompanying condensed consolidated statements of operations. The remaining $3,420,000 represents reimbursement of clean-up costs, repairs to machinery and recovery of certain fixed expenses.

12. Restatement

  Subsequent to the issuance of the Corporation's condensed consolidated financial statements for the six and three months ended June 30, 2004, the Corporation determined that deferred tax liabilities were not required to be provided for interest receivable from its U.K. subsidiary on intercompany debt owed to the Corporation. Additionally, subsequent to the issuance of the Corporation's consolidated financial statements for the year ended December 31, 2004, the Corporation concluded, based on supplemental guidance issued, that auction-rate securities did not meet the definition of cash equivalents and should therefore be classified as short-term marketable securities. Accordingly, the accompanying condensed consolidated financial statements for the six and three months ended June 30, 2004 have been restated from the amounts previously reported.

  The effect of reversing the deferred tax liabilities on the condensed consolidated statements of operations for the six and three months ended June 30, 2004 were as follows:

                         (in thousands, except per share amounts)
                            Six Months Ended   Three Months Ended
                          Previously    As     Previously   As
                           Reported  Restated   Reported Restated

  Income tax provision       $1,413   $1,214     $  817  $  718
  Net income                  2,048    2,247        840     939
  Net income per common share:
   Basic                       0.21     0.23       0.09    0.10
   Diluted                     0.21     0.23       0.09    0.10

  The effect of correcting the classification of its investments in auction-rate securities from cash and cash equivalents to short-term marketable securities on the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2004 was as follows:

                                                  (in thousands)
                                                Previously     As
                                                Reported  Restated

  Purchases of short-term marketable securities   $     -  $(26,780)
  Proceeds from the sale of short-term marketable
   securities                                           -    21,165
  Net cash flows used in investing activities      (1,761)   (7,376)
  Net increase (decrease) in cash and cash
   equivalents                                        993    (4,622)
  Cash and cash equivalents at beginning of period 35,739    15,489
  Cash and cash equivalents at end of period       36,732    10,867


13. Recently Issued Accounting Pronouncements

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

  In December 2004, the FASB issued SFAS No. 123 (R), "Shared-Based Payment" which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value. Companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123(R) become effective for the Corporation on January 1, 2006 and the Corporation will adopt the standard prospectively. Until the Corporation issues additional share-based payments in 2006 or thereafter, the standard will not impact the Corporation's financial condition or results of operations (see Note 14).

  In March 2005, the FASB issued an interpretation of SFAS No. 143, "Accounting for Conditional Asset Retirement Obligations" which clarifies the term conditional asset retirement obligation. The interpretation did not impact the Corporation's financial condition or results of operations.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" which provides guidance for the accounting and reporting of a change in accounting principle. It also applies to changes required by a newly-issued accounting pronouncement if that pronouncement does not provide such guidance. Previously, changes in accounting principles were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods and becomes effective for the Corporation on January 1, 2006. Until the Corporation makes any such changes, the standard will not impact the Corporation's financial condition or results of operations.

14. Subsequent Event

  On July 26, 2005, the Stock Option Committee of the Board of Directors agreed to issue to selected employees the remaining 45,000 stock options available under the 1997 Stock Option Plan, as amended. The exercise price of $13.67 is equivalent to the market price on the date of grant.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment is benefiting from a strong global steel industry and the weaker dollar which is improving export business, particularly to the Asian and Indian markets. While the unprecedented cost increases experienced in 2004 for raw materials and natural gas have begun to stabilize, they remain at historically high cost levels. Operating results for 2005 are expected to continue to improve in the latter part of the year as the segment progressively works through its backlog and increased pricing and raw material and energy surcharges flow through to earnings. Additional machinery brought on-line late in 2004 at Davy Roll has begun to contribute to operational improvements and has added needed capacity.

The Air and Liquid Processing segment generally lags any downturn in the economy; accordingly, the segment was not affected by the weak economy until 2003. Similarly, any recovery will not immediately improve operating results. In particular, demand for lube oil pumps is expected to remain steady but significantly below peak levels in 2002 and 2001 due to reduced demand for gas turbines. The segment is also being impacted by higher material costs, the slow down in the construction industry particularly related to air handling systems for the pharmaceutical, institutional and health care markets, and the resulting decline in margins following aggressive pricing by competitors as a reduced level of potential business is pursued. Product offerings have been expanded but no significant improvement is expected until capital spending for new construction improves.

The following MD&A gives effect to the restatement discussed in Note 12 to the condensed consolidated financial statements for the six and three months ended June 30, 2004.


Operations for the Six and Three Months Ended June 30, 2005 and 2004

Net Sales. Net sales for the six and three months ended June 30, 2005 were $121,241,000 and $62,347,000, respectively, compared to $100,432,000 and $53,646,000,for the same periods of 2004. A discussion of sales for the Corporation's two segments is included below. Order backlogs approximated $249,534,000 at June 30, 2005 against $164,981,000 at December 31, 2004. The increase is attributable principally to the Forged and Cast Rolls segment. Approximately $129,217,000 of the June 30, 2005 backlog is scheduled for shipment beyond 2005.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 79.9% and 79.8% of net sales for the six months ended June 30, 2005 and 2004, respectively, and 78.4% and 80.9% of net sales for the three months ended June 30, 2005 and 2004, respectively. Included as a reduction of costs of products sold for the six and three months ended June 30, 2005, is approximately $2,320,000 and $1,717,000 of proceeds from the settlement of the Corporation's business interruption insurance claim, offsetting substantially higher raw material and natural gas costs.

Selling and Administrative. Selling and administrative expenses for the six and three months ended June 30, 2005 approximated 12.1% and 12.4% of net sales, respectively, and 13.8% and 13.1% of net sales for the comparable prior year periods. The decrease is due to higher sales which dilute the effect of certain selling and administrative costs which are fixed in nature.

Income from Operations. Income from operations for the six and three months ended June 30, 2005 approximated $6,355,000 and $4,083,000, respectively, against $3,193,000 and $1,571,000 for the comparable prior year periods. A discussion of year-to-date and second quarter results for the Corporation's two segments is included below.

Forged and Cast Rolls. Sales and operating income for the six and three months ended June 30, 2005 improved over the comparable prior year periods as a result of greater demand from steel producers throughout the world and better margins as surcharges and price increases for raw material and energy began to flow through to earnings. Additionally, during the quarter, the segment finalized its 2004 flood-related business interruption insurance claim recording income of $1,717,000 in the quarter for a six month total of $2,320,000. Backlog approximated $217,776,000 as of June 30, 2005 in comparison to $138,729,000 as of December 31, 2004. The increase is reflective of global demand for products for both the U.S. and U.K. operations. Approximately $123,272,000 of the June 30, 2005 backlog is scheduled for shipment beyond 2005.

Air and Liquid Processing. Sales for the six and three months ended June 30, 2005 were comparable. Operating income declined due principally to the weak performance of the air handling business which is being impacted by a decline in construction activity and depressed pricing on available projects. Results for the pumps operation remain in line with the prior period. Earnings for the heat exchange coil business have improved due to an increase in sales, particularly to electric-utility customers. Backlog approximated $31,758,000 as of June 30, 2005 in comparison to $26,252,000 as of December 31, 2004; the increase is attributable to receipt of long lead-time pump orders for U.S. Navy ships. Approximately $5,945,000 of the June 30, 2005 backlog is scheduled for shipment beyond 2005.

Other (Expense) Income. Other (expense) income for the six months ended June 30, 2005 and 2004 approximated $(255,000) and 268,000, respectively, and $(108,000) and $86,000 for the three months ended June 30, 2005 and 2004, respectively. The change is due primarily to losses on foreign exchange transactions in 2005 versus gains on foreign exchange transactions in 2004.

Income Taxes. The effective tax rate approximated 23.8% and 35.1% for the six months ended June 30, 2005 and 2004, respectively, and 20.9% and 43.3% for the three months ended June 30, 2005 and 2004, respectively. The decrease is attributable principally to profitability of the U.K. operations for which no tax liability arises, due to utilization of net operating loss carryforwards, and beneficial permanent deductions.

Net Income. As a result of the above, the Corporation's net income for the six months ended June 30, 2005 and 2004 equaled $4,649,000 and $2,247,000, respectively, and $3,146,000 and $939,000, respectively, for the three months ended June 30, 2005 and 2004.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities approximated $(5,137,000) and $4,328,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease is attributable primarily to an increase in accounts receivable arising from higher sales for the second quarter of 2005 versus second quarter of 2004 and a reduction in accounts payable due primarily to timing of payments.

Net cash flows used in investing activities were $(75,000) and $(7,376,000) for the six months ended June 30, 2005 and 2004, respectively. The change is attributable to a reduction in net purchases of short-term marketable securities and lower capital expenditures. Capital expenditures approximated $1,834,000 for the six months ended June 30, 2005 and $3,222,000 for the six months ended June 30, 2004 of which approximately $923,000 of U.K. governmental grants were received during the same period reducing the net cost of the expenditures. Additionally, the remaining sales proceeds of $500,000 from the 2003 sale of the Plastic Processing Machinery segment were received in 2004. As of June 30, 2005, future capital expenditures totaling $3,774,000 have been approved. Funds on-hand and funds generated by future operations are expected to be sufficient to finance capital expenditure requirements.

Net cash flows used in financing activities were $(134,000) and $(1,313,000) for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, Davy Roll had borrowings outstanding under its bank overdraft facility of approximately $1,616,000. Dividends were paid at a rate of $0.20 per share for each of the six month periods. Issuance of stock under the Corporation's stock option plan provided cash of $124,000 and $624,000 for the respective six month periods.

The change in the value of the British pound against the dollar impacted cash and cash equivalents by $215,000 and $(262,000) for the six months ended June 30, 2005 and 2004.

The Corporation maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses.
The total available at June 30, 2005 was approximately $8,200,000
(including 2,100,000 GBP in the U.K. and 400,000 Euros in Belgium).


Litigation and Environmental Matters

See Note 10 to the condensed consolidated financial statements.


Critical Accounting Pronouncements

The Corporation's critical accounting policies, as summarized in its Form 10-K/A for the year ended December 31, 2004, remain unchanged.


Recently Issued Accounting Pronouncements

See Note 13 to the condensed consolidated financial statements.


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


                  ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission ("SEC") rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation's management, including the principal executive officer and principal financial officer, have concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2005.

(c) Changes in internal control over financial reporting. During the quarter ended June 30, 2005, except as disclosed below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Corporation's management, including the principal executive officer and principal financial officer, believe that the material weakness in the Corporation's internal control over financial reporting with respect to classification of redeemable instruments that are subject to remarketing agreements, discussed in the Corporation's Form 10-Q for the three months ended March 31, 2005, was remediated during the quarter ended June 30, 2005. The remedial actions included:

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

Items 2-3  None

Item 4     Submission of Matters to a Vote of Security Holders

           On April 28, 2005 at the annual meeting of shareholders, the following individuals were elected directors of the Corporation by the following votes:


                                        For        Withheld
           Louis Berkman             8,796,405      71,815
           William K. Lieberman      8,846,922      21,298
           Stephen E. Paul           8,801,130      67,090
           Carl H. Pforzheimer, III  8,790,391      77,829

Item 5     None

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





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  August 3, 2005            BY:  s/Robert A. Paul
                                      Robert A. Paul
                                      Chairman and
                                        Chief Executive Officer




DATE:  August 3, 2005            BY:  s/Marliss D. Johnson
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

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