Form 10-Q
period 2005-09-30
AMPCO PITTSBURGH CORP
filed 2005-11-09
CIK 6176

FORM 1O-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


      (Mark one)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

                             YES  X       NO



On November 8, 2005, 9,767,497 common shares were outstanding.

                      AMPCO-PITTSBURGH CORPORATION

                                  INDEX


                                                              Page No.


Part I - Financial Information:

         Item 1 - Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets -
             September 30, 2005 and December 31, 2004            3

           Condensed Consolidated Statements of Operations -
             Nine and Three Months Ended September 30, 2005
             and 2004 (restated)                                 4

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2005
             and 2004 (restated)                                 5

           Notes to Condensed Consolidated Financial
             Statements                                          6

         Item 2 - Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                         17

         Item 3 - Quantitative and Qualitative
             Disclosures about Market Risk                      20

         Item 4 - Controls and Procedures                       20

Part II -  Other Information:

            Item 1 - Legal Proceedings                          21

            Item 6 - Exhibits                                   21

         Signatures                                             22

         Exhibit Index                                          23

         Exhibits

             Exhibit 31.1
             Exhibit 31.2
             Exhibit 32.1
             Exhibit 32.2

                     PART I - FINANCIAL INFORMATION
                      AMPCO-PITTSBURGH CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                     September 30,   December 31,
                                         2005            2004


Assets
Current assets:
Cash and cash equivalents            $  3,455,974     $ 11,339,514
Short-term marketable securities       29,650,000       25,455,000
Receivables, less allowance for
 doubtful accounts of $701,370 in
 2005 and $955,677 in 2004             40,544,254       37,495,920
Inventories                            52,510,763       54,318,553
Other                                   6,204,674        8,032,423
     Total current assets             132,365,665      136,641,410
Property, plant and equipment, net     66,765,244       69,432,041
Prepaid pensions                       26,099,073       25,139,810
Goodwill                                2,694,240        2,694,240
Other noncurrent assets                 4,133,459        4,036,142
                                     $232,057,681     $237,943,643

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                     $ 11,113,340     $ 15,446,125
Accrued payrolls and employee benefits  8,484,643        8,512,807
Industrial Revenue Bond debt           13,311,000       13,311,000
Other                                  15,150,593       17,226,676
     Total current liabilities         48,059,576       54,496,608
Employee benefit obligations           26,813,984       28,448,316
Deferred income taxes                  19,514,229       18,843,171
Other noncurrent liabilities            3,156,192        7,638,139
     Total liabilities                 97,543,981      109,426,234

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
 authorized 3,000,000 shares; none
 issued                                        -                -
Common stock - par value $1; authorized
 20,000,000 shares; issued and
 outstanding 9,762,497 shares in 2005
 and 9,747,497 shares in 2004          9,762,497        9,747,497
Additional paid-in capital           104,367,589      104,204,311
Retained earnings                     37,992,783       34,162,688
Accumulated other comprehensive loss (17,609,169)     (19,597,087)
     Total shareholders' equity      134,513,700      128,517,409
                                    $232,057,681     $237,943,643


        See Notes to Condensed Consolidated Financial Statements.

                      AMPCO-PITTSBURGH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)



                           Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                                2005          2004  *         2005      2004  *



Net sales                  $177,872,725   $151,354,311 $ 56,631,688  $ 50,922,137

Operating costs and expenses:
 Costs of products sold
   (excluding depreciation) 141,460,631    124,299,303   44,614,970    44,130,224
 Selling and administrative  22,109,756     21,051,749    7,465,317     7,195,319
 Depreciation                 5,038,070      4,791,466    1,640,952     1,581,508
 (Gain) loss on disposition
  of assets                     (35,891)        23,961      (34,548)       20,228
     Total operating
      expenses              168,572,566    150,166,479   53,686,691    52,927,279

Income (loss) from operations 9,300,159      1,187,832    2,944,997    (2,005,142)

Other (expense) income:
 Interest expense              (389,586)      (207,687)    (142,601)      (80,029)
 Other - net                    275,271        451,736      283,061        55,855
                               (114,315)       244,049      140,460       (24,174)

Income (loss) before
 income taxes                 9,185,844      1,431,881    3,085,457    (2,029,316)
Income tax provision
 (benefit)                    2,427,000        964,409      976,000      (249,591)


Net income (loss)          $  6,758,844   $    467,472 $  2,109,457   $(1,779,725)

Basic and diluted earnings
 per common share:

 Net income (loss) per
  common share - Basic     $       0.69    $       0.05 $       0.22   $     (0.18)

 Net income (loss) per
  common share - Diluted   $       0.69    $       0.05 $       0.21   $     (0.18)

Cash dividends declared
 per share                 $       0.30    $       0.30 $       0.10   $       0.10

Weighted average number of
 common shares outstanding:

 Basic shares                 9,757,978       9,699,654    9,760,120      9,708,964

 Diluted shares               9,812,291       9,758,783    9,820,832      9,708,964



* Restated - Note 13.





        See Notes to Condensed Consolidated Financial Statements.



                      AMPCO-PITTSBURGH CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                          Nine Months Ended Sept. 30,
                                             2005             2004 *


Net cash flows provided by operating
 activities                            $  2,003,802      $  7,877,047

Cash flows from investing activities:
 Purchases of property, plant
  and equipment                          (3,205,748)       (5,250,618)
 Purchases of short-term marketable
  securities                            (29,200,000)      (42,135,000)
 Proceeds from the sale of short-term
  marketable securities                  25,005,000        35,955,000
 Proceeds from sale of business                   -           500,000
 Proceeds from U.K. governmental grants           -           922,500
 Proceeds from sale of assets                59,196            38,757

  Net cash flows used in investing
   activities                           (7,341,552)       (9,969,361)

Cash flows from financing activities:
 Proceeds from the issuance of common
  stock                                    178,278           721,500
 Dividends paid                         (2,927,249)       (2,907,249)

  Net cash flows used in financing
   activities                           (2,748,971)       (2,185,749)

Effect of exchange rate changes on cash
 and cash equivalents                      203,181          (212,271)

Net decrease in cash and cash
 equivalents                            (7,883,540)       (4,490,334)
Cash and cash equivalents at
 beginning of period                    11,339,514        15,488,789

Cash and cash equivalents at
 end of period                        $  3,455,974      $ 10,998,455


Supplemental information:
 Income tax payments                  $  1,459,837      $    570,419
 Interest payments                    $    378,452      $    204,171



* Restated - Note 13.




        See Notes to Condensed Consolidated Financial Statements.


                      AMPCO-PITTSBURGH CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

1. Unaudited Condensed Consolidated Financial Statements

  The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the nine and three months ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.Inventories

  At September 30, 2005 and December 31, 2004, approximately 66% and 64%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method.
  Inventories were comprised of the following:

                                              (in thousands)
                                       September 30, December 31,
                                            2005         2004

   Raw materials                          $13,083      $13,984
   Work-in-process                         22,743       25,717
   Finished goods                          10,724        8,320
   Supplies                                 5,961        6,298
                                          $52,511      $54,319

3. Property, Plant and Equipment

   Property, plant and equipment were comprised of the following:

                                              (in thousands)
                                       September 30, December 31,
                                           2005         2004

   Land and land improvements             $  4,300     $  4,292
   Buildings                                25,140       25,170
   Machinery and equipment                 136,310      135,058
                                           165,750      164,520
   Accumulated depreciation                (98,985)     (95,088)
                                          $ 66,765     $ 69,432

4.Other Current Liabilities

  Other current liabilities were comprised of the following:

                                                (in thousands)
                                        September 30, December 31,
                                            2005         2004

  Customer-related liabilities            $ 4,652      $ 5,991
  Other                                    10,499       11,236
                                          $15,151      $17,227

  Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the nine and three months ended
  September 30, 2005 and 2004 consisted of:

                                             (in thousands)
                                  Nine Months         Three Months
                                Ended September 30,  Ended September 30,
                                 2005    2004       2005    2004

  Balance at the beginning of
  the period                   $ 4,150  $ 3,435   $ 3,459 $ 3,153
  Satisfaction of warranty
   claims                       (2,397)  (1,557)     (731)   (305)
  Provision for warranty claims  1,798    1,814       665     881
  Other, primarily impact from
  changes in foreign currency
  exchange rates                 (198)       12      (40)    (25)
  Balance at end of the period $ 3,353  $ 3,704   $ 3,353 $ 3,704

5.Pension and Other Postretirement Benefits

  Contributions for the nine months ended September 30, 2005 and 2004 were as follows:
                                                  (in thousands)
                                                    2005    2004

  U.S. pension benefits plans                     $   -    $   -
  Foreign pension benefits plan                   $ 415    $ 414
  Other postretirement benefits
   (e.g. net payments)                            $ 824    $ 669
  U.K. defined contribution plan                  $ 253    $  13

  Net periodic pension and other postretirement costs include the following components for the nine and three months ended September 30, 2005 and 2004:

                                         (in thousands)
                                        U.S. Pension Benefits:
                               Nine Months Ended Three Months Ended
                                  September 30,     September 30,
                                 2005    2004      2005    2004

  Service cost                 $ 1,532  $ 1,530  $   399 $   493
  Interest cost                  5,123    4,996    1,755   1,681
  Expected return on plan
   assets                       (7,958)  (7,648)  (2,644) (2,543)
  Amortization of prior
   service cost                    444      443      148     147
  Actuarial gain                   (84)    (100)     (16)    (38)
  Net benefit income            $ (943)  $ (779)  $ (358) $ (260)

                                           (in thousands)
                                     Foreign Pension Benefits:
                               Nine Months Ended Three Months Ended
                                   September 30,   September 30,
                                 2005     2004     2005    2004

  Service cost                 $     -  $   826  $    -   $  275
  Interest cost                  1,630    1,381      526     460
  Expected return on plan
   assets                       (1,430)  (1,303)    (461)   (434)
  Actuarial loss                   276      578       89     192
  Net benefit cost             $   476  $ 1,482   $  154  $  493


                                        (in thousands)
                                  Other Postretirement Benefits:
                               Nine Months Ended Three Months Ended
                                   September 30,     September 30,
                                 2005     2004     2005    2004

  Service cost                  $  227   $  208  $    76   $  89
  Interest cost                    578      579      193     188
  Amortization of prior
   service benefit                (411)    (411)    (137)   (137)
  Actuarial loss                   125      111       41      32
  Net benefit cost              $  519   $  487   $  173  $  172

6. Commitments and Contingent Liabilities

  Outstanding standby and commercial letters of credit as of September 30, 2005 approximated $18,824,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

  In connection with the sale of certain subsidiaries in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation's breach of warranties are reimbursable by the Corporation up to approximately $2,000,000. No amount has been paid to date and based on experience while owning the subsidiaries, the Corporation expects that no amounts will become due.

  During 2004, the Davy Roll operations received $1,498,000 (800,000
  GBP) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009.

7.Stock Option Plan

  On July 26, 2005, the Stock Option Committee of the Board of Directors agreed to issue to selected employees the remaining 45,000 stock options available under the 1997 Stock Option Plan, as amended. The exercise price of $13.67 was equivalent to the market price on the date of grant; accordingly, no stock-based compensation expense was recognized. The weighted-average fair value of the options, as of the date of grant using the Black-Scholes option-pricing model, was $3.08 based on the following assumptions: dividend yield of 2.9%, expected volatility of 26.3%, risk-free interest rate of 3.9% and expected option life of 5.7 years. The following table illustrates the effect on net income (loss) and earnings per common share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." There were no options granted in 2004 and previously granted options are fully vested; accordingly there would be no effect on net income
  (loss) or earnings per common share in 2004.

                                      (in thousands, except
                                   shares and per share amounts)

                              Nine months ended Three months ended
                             September 30, 2005 September 30, 2005

  Net income, as reported          $ 6,759             $ 2,109
  Add stock-based employee
   compensation expense included
   in net income, as reported            -                   -
  Less stock-based employee
   compensation expense
   determined under fair value
   based method, net of tax            (92)                (92)
  Net income, pro forma            $ 6,667             $ 2,017



                               Basic    Diluted      Basic   Diluted
  Earnings per common share,
   as reported                $  0.69   $  0.69     $  0.22 $ 0.21
  Add stock-based employee
   compensation expense included
   in net income, as reported       -         -           -      -
  Less stock-based employee
   compensation expense
   determined under fair value
   based method, net of tax     (0.01)    (0.01)      (0.01)      -
  Earnings per common share,
   pro forma                  $  0.68   $  0.68     $  0.21  $ 0.21


 Stock option activity during 2004-2005 was as follows:

                               Shares Under    Exercise  Weighted Average
                              Options        Price         Exercise Price

  Balance at January 1, 2004     484,000                      $10.44
  Granted during 2004                  -
  Exercised during 2004         (94,000)       $10.30
  Balance at December 31, 2004   390,000                      $10.47
  Granted during 2005             45,000       $13.67
  Exercised through
   September 30, 2005           (15,000)       $10.27
  Balance at December 31, 2005   420,000                      $10.82

  Stock options outstanding and exercisable as of September 30, 2005 were as follows:

                    Shares       Weighted Average      Weighted Average
                    Under         Exercise Price    Remaining Contractual
                   Options         Per Share           Life in Years

                   157,500            10.0000                  3.25
                   212,500            10.8125                  4.55
                     5,000            11.1250                  5.25
                    45,000            13.6700                 10.00
                   420,000                                     4.63



8.Comprehensive Income (Loss)

  The Corporation's comprehensive income (loss) for the nine and three months ended September 30, 2005 and 2004 consisted of:

                                           (in thousands)
                                  Nine Months           Three Months
                               Ended September 30,    Ended September 30,
                                 2005      2004        2005      2004

  Net income (loss)           $ 6,759    $   467    $ 2,109  $(1,780)
  Foreign currency translation
   adjustments                 (2,639)       140       (472)    (313)
  Adjustment to minimum
   pension liability            1,862       (138)       342      120
  Unrealized holding (losses)
   gains on marketable
   securities                     (96)        38         57      (23)
  Change in fair value
   of derivatives               2,861        519        451     (217)
  Comprehensive income (loss) $ 8,747    $ 1,026    $ 2,487  $(2,213)


9.Foreign Exchange and Futures Contracts

  Certain of the Corporation's operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of September 30, 2005, approximately $62,027,000 of anticipated foreign denominated sales has been hedged with the underlying contracts settling at various dates through March 2010. As of September 30, 2005, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $630,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,114,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(970,000), net of income taxes, as of September 30, 2005. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(560,000) expected to be released to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2005 and 2004, approximately $(692,000) and $(1,197,000), respectively, were released to pre-tax earnings, and during the three months ended September 30, 2005 and 2004, approximately $(135,000) and $(314,000), respectively, were released to pre-tax earnings.

  (Losses) gains on foreign exchange transactions approximated $(89,000) and $297,000 for the nine months ended September 30, 2005 and 2004, respectively, and $127,000 and $10,000 for the three months ended September 30, 2005 and 2004, respectively.

  In addition, one of the Corporation's subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September
  30, 2005, approximately 98% or $2,690,000 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $690,000 and the fair value of the remaining contracts approximated $17,000 as of September 30, 2005. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $446,000, net of income taxes, as of September 30, 2005. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $690,000, expected to be released to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2005 and 2004, approximately $485,000 and $664,000, respectively, were released to pre-tax earnings and during the three months ended September 30, 2005 and 2004, approximately $131,000 and $240,000, respectively, were released to pre-tax earnings.

10.Business Segments

  Presented below are the net sales and income (loss) before income taxes for the Corporation's two business segments.

                                             (in thousands)
                              Nine Months Ended    Three Months Ended
                                 September 30,       September 30,
                                 2005     2004       2005      2004
  Net sales:
   Forged and Cast Rolls       $121,435  $ 95,049  $ 38,152  $ 31,764
    Air and Liquid Processing    56,438    56,305    18,480    19,158
     Total Reportable Segments $177,873  $151,354  $ 56,632  $ 50,922

  Income (loss) before
     income taxes:
    Forged and Cast Rolls      $ 10,654  $  1,571  $  3,711  $ (1,651)
    Air and Liquid Processing     2,617     3,819       728     1,382
     Total Reportable Segments   13,271     5,390     4,439      (269)
     Other expense, including
      corporate costs - net      (4,085)   (3,958)   (1,354)   (1,760)

        Total                  $  9,186  $  1,432  $  3,085  $ (2,029)

  Income (loss) before income taxes for the Forged and Cast Rolls segment for the nine months ended September 30, 2005 includes
  $2,320,000 of proceeds from the settlement of its business interruption insurance claim (see Note 12).

  Income (loss) before income taxes for the Air and Liquid Processing segment for the nine and three months ended September 30, 2005 and 2004 includes the majority of the legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see
  Note 11).

11. Litigation and Environmental Matters

  The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation's subsidiaries. Those subsidiaries, and in some cases, the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases for the nine months ended September 30, 2005:

     Approximate open claims at end of period: 17,000
     Approximate gross settlement and defense costs: $7,559,000
     Approximate claims settled or dismissed during the period: 10,000

  Substantially all settlement and defense costs in the above table were paid by insurers.

  The asbestos-related claims, along with certain asbestos-related claims against another corporation insured under policies covering the Corporation and its subsidiaries, have given rise to insurance-coverage litigation in New York state court and in Pennsylvania federal court. As described below, the insurance coverage disputes at issue in those litigations have been resolved with respect to nearly all parties by a comprehensive coverage arrangement. The only party as to which a coverage arrangement has not yet been entered is one insurer that issued two known policies to one of the Corporation's subsidiaries.

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

  As of November 24, 2003, the Policyholder Defendants and Utica had reached an agreement that settled the Oneida County Litigation as among themselves(the "Utica Settlement"), although the Oneida County Litigation remained pending because settlement had not been reached with all of the Insurer Defendants. Pursuant to the Utica Settlement, Utica accepted financial responsibility, subject to the limits of its policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the asbestos personal injury claims arising out of exposure to alleged asbestos-containing components in products distributed by the Policyholder Defendants that are subsidiaries of the Corporation. Utica's agreed share of such defense and indemnification costs varies depending upon the alleged asbestos-containing product at issue, whether Utica's primary or umbrella policies are responsible for the claims and, for indemnification costs only, the years of the claimant's exposure to asbestos. The Policyholder Defendants subsequently reached similar arrangements with four other of their historical insurers.

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

  On November 25, 2003, Howden filed the Pennsylvania Litigation against the Corporation, Utica and two of the Insurer Defendants, and Howden subsequently amended its complaint to include three other insurers, two of which had issued policies to the Company (collectively, the "Howden Insurer Defendants"). Howden alleged that (1) Buffalo Forge Company, a former subsidiary of the Corporation, or its predecessors (collectively or individually, "Buffalo Forge") had rights in certain policies issued by the Howden Insurer Defendants to the Corporation or its subsidiaries; (2) those rights were transferred in the 1993 transaction whereby the Corporation sold all of the capital stock of Buffalo Forge to Howden Group America, Inc. and Howden Group Canada, Ltd.; and (3) those rights reside in Howden, as successor to Buffalo Forge. In the lawsuit, Howden sought a judicial determination of the rights and duties of the Corporation and the Howden Insurer Defendants with respect to asbestos-related personal injury claims asserted against Howden arising from the historical operations of Buffalo Forge, as well as monetary damages from Utica as a result of its denial of Howden's rights under policies it issued that allegedly covered Buffalo Forge.

  As one of the Howden Insurer Defendants, Utica filed a cross-claim against the Corporation, and a third-party complaint against two of its subsidiaries, seeking a declaratory judgment that, to the extent Utica has defense or indemnity obligations to Howden: (1) Utica is entitled to contribution, subrogation and reimbursement from the Corporation or its subsidiaries with respect to defense and indemnity payments paid on behalf of the Corporation or its subsidiaries; and
  (2)the Corporation and its subsidiaries have no rights under the insurance contracts issued by Utica to Buffalo Forge.

  In September 2005, the Corporation and its subsidiaries, Howden, and all insurer parties to the Oneida County Litigation and Pennsylvania Litigation (except for one insurer that issued only two policies to one of the Corporation's subsidiaries) entered into a comprehensive coverage-in-place arrangement ("Coverage Arrangement")resolving as among themselves the disputed asbestos insurance coverage issues arising out of the historical products manufactured or distributed by Buffalo Forge Company and its former subsidiaries (the "Products"). The Coverage Arrangement reaffirmed the Utica Settlement and coverage arrangements previously made by the

  Corporation and its subsidiaries with four other insurers. The Coverage Arrangement also includes an agreement pursuant to which all parties acknowledge that both the Corporation and its subsidiaries and Howden are entitled to coverage under policies covering the Products. The non-settling insurer and the Corporation and its subsidiaries did not assert claims against each other in either litigation, and are currently in negotiations.

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

  There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation's or its subsidiaries' ultimate liability with respect to these claims will not present significantly greater and longer lasting financial exposure than presently contemplated. The Corporation has made an accrual in its financial statements to reflect its estimated share of costs for pending asbestos claims, based on deductible and similar features of its relevant insurance policies. In addition, the Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $762,000 and $332,000 for the nine and three months ended September 30, 2005, respectively, in comparison to $807,000 and $79,000 for the same periods of the prior year.

  With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at four third-party landfill sites. In addition, as a result of the sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,200,000 accrued at September 30, 2005 is considered adequate based on information known to date.

12. Flood Damage

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

13. Restatement

  Subsequent to the issuance of the Corporation's condensed consolidated financial statements for the nine and three months ended September 30, 2004, the Corporation determined that deferred tax liabilities were not required to be provided for interest receivable from its U.K. subsidiary on intercompany debt owed to the Corporation.
  Additionally, subsequent to the issuance of the Corporation's consolidated financial statements for the year ended December 31, 2004, the Corporation concluded, based on supplemental guidance issued, that auction-rate securities did not meet the definition of cash equivalents and should therefore be classified as short-term marketable securities. Accordingly, the accompanying condensed consolidated financial statements for the nine and three months ended September 30, 2004 have been restated from the amounts previously reported.

  The effect of reversing the deferred tax liabilities on the condensed consolidated statements of operations for the nine and three months ended September 30, 2004 were as follows:

                        (in thousands, except per share amounts)
                           Nine Months Ended    Three Months Ended
                            Previously   As    Previously   As
                           Reported Restated   Reported Restated

  Income tax provision
   (benefit)               $ 1,261   $  964    $ (152) $ (250)
  Net income (loss)            170      467    (1,878) (1,780)
  Net income (loss)
   per common share:
    Basic                     0.02     0.05     (0.19)  (0.18)
    Diluted                   0.02     0.05     (0.19)  (0.18)

  The effect of correcting the classification of its investments in auction-rate securities from cash and cash equivalents to short-term marketable securities on the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2004 was as follows:

                                                  (in thousands)
                                                Previously     As
                                                Reported   Restated

  Purchases of short-term marketable securities $      - $(42,135)
  Proceeds from the sale of short-term marketable
   securities                                          -    35,955
  Net cash flows used in investing activities     (3,789)   (9,969)
  Net increase (decrease) in cash and
    cash equivalents                               1,690    (4,490)
  Cash and cash equivalents at beginning
    of period                                     35,739    15,489
  Cash and cash equivalents at end of period      37,428    10,998

  The difference in cash and cash equivalents at the end of period of $26,430,000 represents the Corporation's investment in short-term marketable securities at September 30, 2004.

14. Recently Issued Accounting Pronouncements

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

  In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" which amends previously issued guidance by eliminating the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges which do not have commercial substance. The provisions of SFAS No. 153 became effective for the Corporation on July 1, 2005. Until the Corporation enters into such transactions, the standard will not impact the Corporation's financial condition or results of operations.

  In December 2004, the FASB issued SFAS No. 123(R), "Shared-Based Payment" which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value. Companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123(R) become effective for the Corporation on January 1, 2006. The Corporation does not have any remaining options available for grant and granted options are fully vested; accordingly, the standard will not impact the Corporation's financial condition or results of operations unless the Corporation issues share-based payments in future years.

  In March 2005, the FASB issued an interpretation of SFAS No. 143, "Accounting for Conditional Asset Retirement Obligations" which clarifies the term conditional asset retirement obligation. The interpretation did not impact the Corporation's financial condition or results of operations.

  In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" which provides guidance for the accounting and reporting of a change in accounting principle. It also applies to changes required by a newly-issued accounting pronouncement if that pronouncement does not provide such guidance. Previously, most changes in accounting principles were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods and becomes effective for the Corporation on January 1, 2006. Until the Corporation makes any such changes, the standard will not impact the Corporation's financial condition or results of operations.

            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. After several years of weak sales and earnings, the Forged and Cast Rolls segment is benefiting from a strong global steel industry and the weaker dollar which is improving export business, particularly to the Asian and Indian markets. Despite the continuing high level of raw material and unprecedented energy costs, the Forged and Cast Rolls segment continues to improve its income from operations. Backlog of orders is at an all-time high and is reflective of the demand for rolling mill rolls from steel producers throughout the world. Additional machinery brought on-line late in 2004 at Davy Roll is contributing to operational improvements and has added needed capacity.

The Air and Liquid Processing segment continues to experience weak sales and earnings resulting from a decline in the level of capital spending by the industrial sector and a slow down in construction spending. In particular, demand for lube oil pumps while expected to remain steady is significantly below peak levels of several years ago due to reduced demand for gas turbines. The segment is also being impacted by higher material costs, the slow down in the construction industry particularly related to air handling systems for the pharmaceutical, institutional and health care markets, and the resulting decline in margins following aggressive pricing by competitors as a reduced level of potential business is pursued. Product offerings have been expanded but no significant improvement in demand for air handling equipment is expected until capital spending for new construction improves.

The following MD&A gives effect to the restatement discussed in Note 13 to the condensed consolidated financial statements for the nine and three months ended September 30, 2004.

Operations for the Nine and Three Months Ended September 30, 2005 and 2004

Net Sales. Net sales for the nine and three months ended September 30, 2005 were $177,873,000 and $56,632,000, respectively, compared to $151,354,000 and $50,922,000,for the same periods of 2004. A discussion of sales for the Corporation's two segments is included below. Order backlogs approximated $289,246,000 at September 30, 2005 against $164,981,000 at December 31, 2004. Although the backlog has improved for both of the segments, the increase is principally attributable to the Forged and Cast Rolls segment. Approximately $222,232,000 of the September 30, 2005 backlog is scheduled for shipment after December 31, 2005.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 79.5% and 82.1% of net sales for the nine months ended September 30, 2005 and 2004, respectively, and 78.8% and 86.7% of net sales for the three months ended September 30, 2005 and 2004, respectively. The improvement is due primarily to receipt of $2,320,000 from the settlement of the Corporation's business interruption insurance claim which is recorded as a reduction of costs of products sold for the nine months ended September 30, 2005, and raw material surcharges assessed in 2004 which are progressively flowing through to earnings in 2005.

Selling and Administrative. Selling and administrative expenses for the nine and three months ended September 30, 2005 approximated 12.4% and 13.2% of net sales, respectively, and 13.9% and 14.1% of net sales for the comparable prior year periods. The decrease is due to higher sales which dilute the effect of certain selling and administrative costs which are fixed in nature.

Income (Loss) from Operations. Income (loss) from operations for the nine and three months ended September 30, 2005 approximated $9,300,000 and $2,945,000, respectively, against $1,188,000 and $(2,005,000) for the comparable prior year periods. A discussion of year-to-date and third quarter results for the Corporation's two segments is included below.

Forged and Cast Rolls. Sales and operating income for the nine and three months ended September 30, 2005 improved over the flood-impaired periods of the prior year as a result of greater demand from steel producers throughout the world and better margins as surcharges and price increases for raw material and energy began to flow through to earnings. Additionally, during the second quarter, the segment finalized its 2004 flood-related business interruption insurance claim recording income of $2,320,000. Backlog approximated $256,152,000 as of September 30, 2005 in comparison to $138,729,000 as of December 31, 2004. The increase is reflective of global demand for products for both the U.S. and U.K. operations. Approximately $209,960,000 of the September 30, 2005 backlog is scheduled for shipment after 2005.

Air and Liquid Processing. Sales for the nine and three months ended September 30, 2005 were comparable to the same periods of the prior year. Operating income declined due principally to the weak performance of the air handling business which has been impacted by a decline in construction activity and depressed pricing on available projects. However, activity for this operation has begun to show signs of improvement although margins continue to be depressed. Results for the pumps operation remain in line with the prior period. Earnings for the heat exchange coil business have improved due to an increase in sales, particularly to electric-utility customers. Backlog approximated $33,094,000 as of September 30, 2005 in comparison to $26,252,000 as of December 31, 2004; the increase is attributable to improvement in orders for air handling units and receipt of long lead-time pump orders for U.S. Navy ships. Approximately $12,272,000 of the September 30, 2005 backlog is scheduled for shipment after 2005.

Other (Expense) Income. Other (expense) income for the nine months ended September 30, 2005 and 2004 approximated $(114,000) and $244,000, respectively. The change is due primarily to losses on foreign exchange transactions in 2005 versus gains on foreign exchange transactions in 2004. Other (expense) income approximated $140,000 and $(24,000) for the three months ended September 30, 2005 and 2004, respectively. The improvement is attributable primarily to higher gains on foreign exchange transactions in 2005.

Income Taxes. The effective tax rate approximated 26.4% and 67.4% for the nine months ended September 30, 2005 and 2004, respectively, and 31.6% and (12.3%) for the three months ended September 30, 2005 and 2004, respectively. The decrease is attributable principally to profitability of the U.K. operations in 2005 for which no tax liability arises due to utilization of net operating loss carryforwards and beneficial permanent deductions in comparison to losses by the U.K. operations in the prior year for which no tax benefit was recognized since it was more likely than not the resulting asset would not be realized.

Net Income (Loss). As a result of the above, the Corporation's net income (loss) for the nine months ended September 30, 2005 and 2004 equaled $6,759,000 and $467,000, respectively, and $2,109,000 and
$(1,780,000), respectively, for the three months ended September 30, 2005 and 2004.

Liquidity and Capital Resources

Net cash flows provided by operating activities approximated $2,004,000 and $7,877,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease is attributable primarily to an increase in accounts receivable arising from higher sales for the third quarter of 2005 versus third quarter of 2004 and a reduction in accounts payable due primarily to timing of payments.

Net cash flows used in investing activities were $(7,342,000) and $(9,969,000) for the nine months ended September 30, 2005 and 2004, respectively. The change is attributable to a reduction in net purchases of short-term marketable securities and lower capital expenditures. Capital expenditures approximated $3,206,000 for the nine months ended September 30, 2005 and $5,251,000 for the nine months ended September 30, 2004 of which approximately $923,000 of U.K. governmental grants were received during the same period reducing the net cost of the expenditures. Additionally, the remaining sales proceeds of $500,000 from the 2003 sale of the Plastic Processing Machinery segment were received in 2004. As of September 30, 2005, future capital expenditures totaling $3,696,000 have been approved. Funds on-hand and funds generated by future operations are expected to be sufficient to finance capital expenditure requirements.

Net cash flows used in financing activities were $(2,749,000) and $(2,186,000) for the nine months ended September 30, 2005 and 2004, respectively. Dividends were paid at a rate of $0.30 per share for each of the nine month periods. Issuance of stock under the Corporation's stock option plan provided cash of $178,000 and $722,000 for the respective nine month periods.

The change in the value of local currencies against the dollar, principally the British pound, impacted cash and cash equivalents by $203,000 and $(212,000) for the nine months ended September 30, 2005 and 2004.

The Corporation maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2005 was approximately $8,200,000 (including 2,100,000 GBP in the U.K. and 400,000 Euros in Belgium).

Litigation and Environmental Matters

See Note 11 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation's critical accounting policies, as summarized in its Form 10-K/A for the year ended December 31, 2004, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 14 to the condensed consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking statements that reflect the Corporation's current views with respect to future events and financial performance. Forward-looking statements are identified by the use of the words "believe," "expect," "anticipate," "estimate," "projects," "forecasts" and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise. These forward-looking statements shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-Q into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation's exposure to market risk from December 31, 2004.

                    ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission ("SEC") rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation's management, including the principal executive officer and principal financial officer, have concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2005.

(c) Changes in internal control over financial reporting. During the quarter ended September 30, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                       PART II - OTHER INFORMATION
                      AMPCO-PITTSBURGH CORPORATION


 Item 1 Legal Proceedings

        The information contained in Note 11 to the condensed consolidated financial statements (Litigation and Environmental Matters) is incorporated herein by reference.

 Items 2-5 None

 Item 6    Exhibits

       (3) Articles of Incorporation and By-laws

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





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  November 8, 2005          BY:  __________________________
                                      Robert A. Paul
                                      Chairman and
                                        Chief Executive Officer




DATE:  November 8, 2005          BY:  ___________________________
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

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