Form 10-Q/A
period 2005-09-30
AMPCO PITTSBURGH CORP
filed 2005-11-22
CIK 6176

FORM 1O-Q/A
                           Amendment 1


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

                         YES  X       NO


On November 22, 2005, 9,767,497 common shares were outstanding.

Explanatory Note:

    Ampco-Pittsburgh Corporation is filing this amendment to the Form 10-Q for the quarter ended September 30, 2005 to correct the
Section 906 Certification of Marliss D. Johnson which erroneously referenced the Form 10-Q for the period ended June 30, 2005 instead of the period ended September 30, 2005.

                           SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 AMPCO-PITTSBURGH CORPORATION




DATE:  November 22, 2005         BY:  __________________________
                                      Robert A. Paul
                                      Chairman and
                                        Chief Executive Officer




DATE:  November 22, 2005         BY:  __________________________
                                      Marliss D. Johnson
                                      Vice President
                                        Controller and Treasurer

                  AMPCO-PITTSBURGH CORPORATION

                          EXHIBIT INDEX





Exhibit (32.2):  Certification of principal financial officer pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002