Form 10-K
period 2005-12-31
AMPCO PITTSBURGH CORP
filed 2006-03-09
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2005 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $81.4 million.

As of March 8, 2006, 9,829,497 common shares were outstanding.

Documents Incorporated by Reference: Part III, Item 11 of this report incorporates by reference certain information from the Proxy Statement dated March 9, 2006.

5	ampco pittsburgh | 2005 annual report

– PART I –

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2005 are set forth in Note 20 (Business Segments) on page 40 of this Annual Report on Form 10-K.

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

The Davy Roll Company Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metal working industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets.

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

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users located throughout the world.

In the Forged and Cast Roll segment one customer constituted approximately 14% of the sales of the segment in 2005. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation’s businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

For additional information on the products produced and financial information about each segment, see page 4 and Note 20 (Business Segments) on page 40 of this Annual Report on Form 10-K.

ampco pittsburgh | 2005 annual report	6

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

Backlog

The backlog of orders at December 31, 2005 was approximately $312 million compared to a backlog of $165 million at year-end 2004. Approximately $85 million of those orders is expected to be filled beyond 2006.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.2 million in 2005 and $750,000 in each year for 2004 and 2003.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2005 and such expenditures are not expected to be material in 2006.

Employees

On December 31, 2005, the Corporation had 1,234 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 20 (Business Segments) on page 40 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

The Corporation’s Internet address is www.ampcopittsburgh.com. The Corporation makes available, free of charge on its Internet website, access to its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

7	ampco pittsburgh | 2005 annual report

ITEM 1A.	RISK FACTORS

From time to time, important factors may cause actual results to differ materially from any future results to performance expressed or implied by any forward-looking statements made by us, including known and unknown risks, uncertainties and other factors, many of which it is not possible to predict or control. Several of these factors are described from time to time in our filings with the Securities and Exchange Commission, but the factors described in filings are not the only risks that are faced.

Cyclical Demand for Products

A significant portion of our sales consist of rolling mill rolls to customers in the global steel industry which is periodically impacted by cyclical downturns in demand for its product. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for and sales of our forged and cast steel rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other roll producers, which compete with us, lower selling prices in the market place in order to fill their manufacturing capacity, forcing us to follow.

Steel Industry Consolidation

Globally, the steel industry is undergoing structural change by way of consolidation and mergers. In certain markets, the resultant reduction in the number of steel plants and the increased buying power of the enlarged steel producing companies may put pressure on the selling prices and profit margins of rolls.

Export Sales

Exports are a significant proportion of our sales. Historically, changes in foreign exchange rates, particularly in respect of the U.S. dollar and the Euro, have impacted the export of our products and may do so again in the future. Other factors which may adversely impact export sales and operating results include political and economic instability, export controls, changes in tax laws and tariffs and new indigenous producers in overseas markets. A reduction in the level of export sales may have an adverse impact on our financial results. In addition, exchange rate changes may allow foreign roll suppliers to compete in our home markets.

Capital Spending

Each of our businesses is susceptible to the general level of economic activity, particularly as it impacts industrial and construction capital spending. A downturn in capital spending in the United States and elsewhere may reduce demand for and sales of our air handling, power generation and refrigeration equipment, and rolling mill rolls. Lower demand may also reduce profit margins due to our competitors and us striving to maximize manufacturing capacity by lowering prices.

Prices and Availability of Commodities

We use certain commodities in the manufacture of our products. These include steel scrap, ferro alloys and energy. Any sudden price increase may cause a reduction in profit margins or losses where fixed priced-contracts have been accepted or increases cannot be obtained in future selling prices. In addition, there may be curtailment in electricity or gas supply which would adversely impact production. Shortage of critical materials while driving up costs may be of such severity as to disrupt production, all of which may impact sales and profitability.

Labor Agreements

We have several key operations which are subject to multi-year collective bargaining agreements with our hourly work force. While we believe we have excellent relations with our unions, there is the risk of industrial action at the expiration of an agreement if contract negotiations break down, which may disrupt manufacturing and impact results of operations.

Dependence on Certain Equipment

Our principal business relies on a single electric arc furnace and forge press. If either is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may also have a similar impact.

ampco pittsburgh | 2005 annual report	8

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. To date, our insurance has covered substantially all of our settlement and defense costs. We believe that our pending asbestos legal proceedings will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than is represented by the pending claims. The ultimate liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

•	the number of claims that are brought in the future;

•	the costs of defending and settling these claims;

•	insolvencies among our insurance carriers and the risk of future insolvencies;

•	the possibility that adverse jury verdicts could require damage payments in amounts greater than the amounts for which we have historically settled claims;

•	possible changes in the litigation environment or federal and state law governing the compensation of asbestos claimants;

•	the risk that the bankruptcies of other asbestos defendants may increase our costs; and

•	the risk that our insurance will not cover all of our asbestos liabilities.

Because of the uncertainties related to such claims, it is possible that the ultimate liability could have a material adverse effect on our consolidated financial condition or liquidity in the future.

Environmental Matters

We are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes and which may require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

9	ampco pittsburgh | 2005 annual report

ITEM 2.	PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	186,000 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	153,000 on 5 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Industrie Park B-3980 Tessenderlo Belgium	Sales and engineering offices	4,500*	Cement block

The Davy Roll Company Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Aerofin Corporation 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Company Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pumps, Inc. 874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 7 acres	Metal, brick and cement block

*	Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Corporation estimates that all of its facilities were operated within 65% to 95% of their normal capacity during 2005. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2005 annual report	10

ITEM 3.	LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases:

	2005	2004	2003
Approximate open claims at end of period	16,900	24,700	18,000
Gross settlement and defense costs (in 000’s)	$10,305	$4,821	$2,335
Approximate claims settled or dismissed	11,500	600	250

Substantially all settlement and defense costs in the above table were paid by insurers.

Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. The reduced number of open claims at December 31, 2005 from one year earlier was due primarily to the dismissal of a large number of claims during 2005, including approximately 6,700 claims in Mississippi that were dismissed as a result of tort reform in that state.

The Corporation has an arrangement (the “Coverage Arrangement”) with insurers responsible for a substantial majority of its historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the Asbestos Liabilities.

The Coverage Arrangement includes an acknowledgement that Howden Buffalo, Inc. (“Howden”), is entitled to coverage under policies covering Asbestos Liability arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation for Asbestos Liabilities alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies. The Corporation is unable at present to predict the timing or impact on available coverage of Howden’s rights to access historical insurance coverage of the Corporation and its subsidiaries with respect to the Products.

Based on the Corporation’s claims experience to date with Asbestos Liabilities, the available insurance coverage, the identity of the subsidiaries that are named in the cases, and the identity of the Corporation’s and its subsidiaries’ insurers, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations for the period in which the costs, if any, are recognized. The Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $937,000, $990,000 and $2,393,000 in 2005, 2004 and 2003, respectively.

There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than is represented by the pending claims for Asbestos Liabilities. If claims for Asbestos Liabilities continue to be filed against the Corporation and its subsidiaries, the Corporation could begin to experience gaps in coverage that may require it to pay substantial amounts on account of the Asbestos Liabilities. These gaps could result from exhaustion of insurance subject to the Coverage Arrangement in a policy period for which there is no excess insurance, or in a policy period in which an insurer that issued excess coverage is insolvent. In the case of insurer insolvency, the Corporation could be required to pay amounts that would otherwise have been paid by the insolvent insurer in order to access other excess coverage. The timing of any such payments on account of insurance exhaustions would depend upon the magnitude and timing of future claims; the method in which losses would be allocated

11	ampco pittsburgh | 2005 annual report

to various insurance policies; how settlement and defense costs would be covered by the insurance policies; and the effect of various policy terms and limits. Because of these and other uncertainties including the number of claims that may be brought in the future, it is possible that Asbestos Liability could have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.

ENVIRONMENTAL

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2005.

ampco pittsburgh | 2005 annual report	12

– PART II –

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP) and on the Philadelphia Stock Exchange. Cash dividends have been paid on common shares in every year since 1965.

	2005 Per Share			2004 Per Share
	Common Stock Price		Dividends Declared	Common Stock Price		Dividends Declared
Quarter	High	Low		High	Low
First	$14.94	$12.85	$0.10	$13.95	$12.50	$0.10
Second	13.53	10.88	0.10	13.40	12.75	0.10
Third	15.92	11.92	0.10	13.35	12.80	0.10
Fourth	15.70	14.02	0.10	14.68	13.00	0.10
Year	15.92	10.88	0.40	14.68	12.50	0.40

The number of shareholders at December 31, 2005 and 2004 equaled 698 and 744, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2005(1)	2004	2003(2)	2002(3)	2001(4)
Net sales	$246,999	$202,861	$180,233	$187,756	$191,843
Income (loss) from continuing operations	15,036	(2,599)	2,908	6,291	(446)
Net income (loss)	15,036	(2,599)	(2,190)	2,590	(586)
Total assets	241,869	237,944	234,148	236,462	241,571
Shareholders’ equity	141,301	128,517	145,630	150,747	157,804
Earnings per common share:
Income (loss) from continuing operations
Basic	1.54	(0.27)	0.30	0.65	(0.05)
Diluted	1.53	(0.27)	0.30	0.65	(0.05)
Net income (loss)
Basic	1.54	(0.27)	(0.23)	0.27	(0.06)
Diluted	1.53	(0.27)	(0.23)	0.27	(0.06)
Per common share:
Cash dividends declared	0.40	0.40	0.40	0.40	0.40
Shareholders’ equity	14.47	13.19	15.08	15.65	16.42
Market price at year end	14.51	14.60	13.67	12.16	10.75
Weighted average common shares outstanding	9,760	9,708	9,637	9,625	9,605
Number of shareholders	698	744	842	891	929
Number of employees	1,234	1,252	1,152	1,207	1,355

(1)	Net income (loss) includes pre-tax proceeds from settlement of its business interruption insurance claim of $2,320 related to flooding in 2004, and release of valuation allowances previously provided against deferred income tax assets primarily of the U. K. operation relating to net operating loss carryforwards which reduced the Corporation’s tax provision and improved net income by approximately $3,600 or $0.37 per common share.

(2)	Net income (loss) includes an after-tax loss from discontinued operations of $5,098 arising from the sale of New Castle Industries, Inc.

(3)	Net income (loss) includes $2,894 related to the after-tax write-off of goodwill.

(4)	Income (loss) from continuing operations includes pre-tax restructuring and other charges of $7,280 primarily related to the closure of a foreign operation.

13	ampco pittsburgh | 2005 annual report

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation (the Corporation) currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel), the world’s largest manufacturer of forged hardened steel rolls with its principal operations in Pennsylvania and Indiana, and Davy Roll Company Limited (Davy Roll), a manufacturer of cast rolls which has manufacturing facilities in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. More than two-thirds of the annual sales are shipped to destinations outside the segment’s own domestic borders.

The Air and Liquid Processing segment consists of Aerofin Corporation (Aerofin), Buffalo Air Handling Company (Buffalo Air Handling) and Buffalo Pumps, Inc. (Buffalo Pumps). Aerofin and Buffalo Air Handling have operations in Virginia and Buffalo Pumps is located in New York. Aerofin produces highly engineered heat exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling produces custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

The Forged and Cast Rolls segment is benefiting from an increased level of steel production and a worldwide shortage of forged hardened steel rolls and, to a lesser extent, cast rolls. The demand arises from the addition of new steel plants and increased steel production, particularly in China, India and other parts of Asia, along with a reduction in the number of roll suppliers. Backlog (unfilled orders on hand) is at an all-time high and approximately twice that of a year ago as customers place orders in advance to ensure continuity of supply. For Union Electric Steel, the shortage of global forged roll capacity and the broad base of its customers are expected to keep the operations at capacity for the next several years. For Davy Roll, demand for cast rolls is also expected to remain high. The outlook for the segment for the foreseeable future is good with the expectation of improved sales and income from operations in 2006.

Each of the businesses within the Air and Liquid Processing segment is small. Their combined sales and earnings were disappointing in 2005. The principal reason was Buffalo Air Handling which continued to be impacted by a reduced level of demand until late in the year and incurred an operating loss. The combination of fewer available construction projects and the industry’s excess capacity has lowered profit margins significantly. The Corporation is working hard to reduce costs and improve its competitive position. Buffalo Pumps continued to operate at essentially the same level as in 2004 while Aerofin increased both its sales and earnings, in part due to an increase in nuclear electric utility business. Each of these niche businesses is mature and provides limited growth opportunities. Accordingly, the Corporation is focusing on expansion of their distribution networks and seeking additional products which will utilize excess manufacturing capacity, expertise, and sales distribution. The outlook for the segment in 2006, excluding asbestos litigation expense, is for sales to remain flat with a modest improvement in income from operations.

During 2005, litigation with insurance carriers relating to coverage for personal injury claims alleged to result from asbestos-containing products manufactured as many as sixty years ago was resolved with respect to all but one party by a comprehensive coverage arrangement. (See Note 18 to Consolidated Financial Statements.)

ampco pittsburgh | 2005 annual report	14

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

Consolidated sales and operating income for 2005, 2004 and 2003 are indicated below. A full discussion of the operating results for each of the segments is reviewed later in this section.

The Corporation

	2005		2004		2003
Net Sales:
Forged and Cast Rolls	$171,243	69%	$126,162	62%	$110,431	61%
Air and Liquid Processing	75,756	31%	76,699	38%	69,802	39%

Total	$246,999	100%	$202,861	100%	$180,233	100%

Income (loss) from Operations:
Forged and Cast Rolls	$16,493	—	$(1,208)	—	$6,343	—
Air and Liquid Processing	3,743	—	4,819	—	3,504	—
Corporate costs	(5,535)	—	(5,835)	—	(4,786)	—

Total	$14,701	—	$(2,224)	—	$5,061	—

Backlog:
Forged and Cast Rolls	$275,597	88%	$138,729	84%	$83,757	74%
Air and Liquid Processing	36,675	12%	26,252	16%	29,166	26%

Total	$312,272	100%	$164,981	100%	$112,923	100%

The improvement in sales for 2005 over the prior years is attributable primarily to the Forged and Cast Rolls segment which, in addition to including the significant increases in the cost of materials in its selling prices, continued to benefit from extraordinary demand, particularly from its foreign markets.

Operating income for 2005 improved substantially over the flood-impaired results of the prior year and is attributable primarily to the performance of the Forged and Cast Rolls segment including receipt of $2,320 of proceeds from the flood-related business interruption insurance claim. Additionally, pension-related costs decreased approximately $615 from 2004 due principally to curtailment of the U.K. defined benefit pension plan as of December 31, 2004 in comparison to an increase of approximately $908 in 2004 from 2003 arising primarily from higher interest and service costs of the U.K. defined benefit pension plan. Operating income for the Air and Liquid Processing segment for 2005 decreased from 2004 as a result of an operating loss for the air handling business. Income for 2005 remained level with 2003 due to lower legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing products and indemnity payments not expected to be recovered by insurance carriers which offset the effect of the 2005 operating loss at Buffalo Air Handling.

The increase in backlog at December 31, 2005 against December 31, 2004 and 2003 is primarily attributable to the Forged and Cast Rolls segment and is indicative of the continued increase in global demand for rolls. Approximately $84,977 of the backlog is scheduled for shipment beyond 2006.

Gross margin, excluding depreciation, as a percentage of net sales approximated 21.1%, 16.3% and 21.4% for 2005, 2004, and 2003, respectively. Although the Forged and Cast Rolls segment continued to be impacted by high raw material and energy costs in 2005, as fixed-priced contracts were completed, price increases and surcharges enabled the companies to begin to recover these costs. Comparatively, inability to pass through these higher costs in 2004 impacted margins and put certain U.K. sales commitments in a loss position resulting in an additional charge to earnings. The segment also benefited from settlement of the flood-related business interruption insurance claim in 2005, but had uninsured costs associated therewith in 2004.

Selling and administrative expenses totaled $30,785 (12.5% of net sales), $28,825 (14.2% of net sales) and $27,210 (15.1% of net sales) for 2005, 2004 and 2003, respectively. The increase is due primarily to higher sales commissions attributable to the higher volume of sales.

15	ampco pittsburgh | 2005 annual report

Interest expense was $547, $312 and $332 for 2005, 2004 and 2003, respectively. The increase in 2005 from the prior years is due to an increase in interest rates. Other income (expense) equaled $684, $(47) and $(87) for 2005, 2004 and 2003, respectively. The improvement is attributable to higher interest income and foreign exchange gains in 2005 in comparison to losses in previous years.

The Corporation’s statutory rate for 2005, 2004 and 2003 is approximately 34% in comparison to an effective rate of (1.3%), 1% and 37.4%. For 2005, the provision for income taxes has been reduced by the reversal of approximately $3,600 of valuation allowances previously provided against deferred income tax assets principally of the U.K. operation attributable to net operating loss carryforwards. Favorable earnings in 2005 and the expectation of income in future years sufficient to utilize a portion of the loss carryforwards made it more likely than not that deferred income tax assets would now be realized. Additionally, net operating loss carryforwards were utilized during 2005 offsetting any tax provision arising on the profits of the U.K. operations. Beneficial permanent differences for the domestic operations also favorably impacted the effective rate for 2005. For 2004, losses for the U.K. operations for which no income tax benefit was provided and minimal taxable income for domestic operations due to permanent tax benefits reduced its effective rate below the statutory rate.

The Corporation sold the stock of the New Castle Industries, Inc. group of companies constituting its Plastics Processing Machinery segment on August 15, 2003. The transaction was recorded as a discontinued operation and presented net of income tax in the accompanying consolidated financial statements. A loss on disposal of approximately $4,600 was recognized comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500, and a provision for environmental remediation of $2,100 (see Note 19 to Consolidated Financial Statements). Results of operations for this segment approximated $(730) for 2003 through the date of disposition on net sales of approximately $15,002. The loss on disposal of $4,600 is considered a capital loss for income tax purposes. A valuation allowance was provided against the capital loss carryforwards, since it was considered more likely than not the benefit would not be realized, resulting in an effective rate of (4.4%) versus a statutory rate of approximately 34%.

As a result of the above, the Corporation earned $15,036 or $1.54 per common share for 2005 in comparison to a net loss of $(2,599) or $(0.27) per common share for 2004 and $(2,190) or $(0.23) per common share for 2003.

Forged and Cast Rolls

	2005	2004	2003
Sales	$171,243	$126,162	$110,431
Operating income (loss)	$16,493	$(1,208)	$6,343
Backlog	$275,597	$138,729	$83,757

The resurgence in the global steel industry and the weaker dollar, which further improved export business, enabled the Forged and Cast Rolls segment to enter 2005 with the strongest backlog in the history of the Corporation. As the year progressed, despite the high cost of steel scrap, alloys and energy, operating results improved as the segment progressively worked through its backlog, fixed-priced contracts were completed, and increased pricing and surcharges flowed through to earnings. Proceeds of $2,320 from its business interruption insurance claim relating to flood damage caused by remnants of Hurricane Ivan in 2004 were received in 2005 and are included in earnings in comparison to lost sales and uninsured costs for 2004. New machinery brought on-line late 2004 at Davy Roll contributed to its operational improvements and added needed capacity. Additionally, net pension-related costs decreased by approximately $493 in 2005 from 2004 due principally to curtailment of the U.K. defined benefit pension plan offset by additional pension costs for the replacement defined contribution pension plan.

In 2004 and 2003, the U.K. operations benefited from the sale of inventory it acquired from a now-liquidated competitor and from the sale of cast roll technology to a Chinese roll producer. The additional volume, however, was more than offset by higher energy, steel scrap and alloy costs which also put certain U.K. sales contracts in an adverse position resulting in a loss from operations for Davy Roll in 2004. Net pension costs increased in 2004 from 2003 by approximately $867 due primarily to higher service and interest costs for the U.K. defined benefit pension plan.

Order backlogs have continued to improve in 2005 from 2004 and 2003 and are indicative of the increase in global demand coupled with customers ordering their roll requirements one and two years in advance to ensure continuity of supply and, for 2005 and to a lesser extent for 2004, inclusion of surcharges and price increases to cover higher raw material and energy costs. Approximately $84,109 of the December 31, 2005 backlog is scheduled for shipment beyond 2006.

ampco pittsburgh | 2005 annual report	16

Air and Liquid Processing

	2005	2004	2003
Sales	$75,756	$76,699	$69,802
Operating income	$3,743	$4,819	$3,504
Backlog	$36,675	$26,252	$29,166

While sales and operating income for Aerofin remained relatively flat in 2004 from 2003, sales and operating income improved in 2005 due primarily to an increase in sales of product for nuclear-powered electric utilities. This increase in revenues offset the majority of the decline experienced by the Buffalo Air Handling operation which suffered from weak demand for the first nine months of the year. Fewer construction projects requiring equipment for the traditional pharmaceutical, hospital and institutional markets were available, causing competitive pressures to compress margins, resulting in a loss from operations. Sales for the Buffalo Pumps business have remained constant over each of these years with operating income improving from 2003 on lower legal and case management costs associated with asbestos litigation which approximated $931, $972 and $2,285 in 2005, 2004 and 2003, respectively.

The improvement in backlog as of December 31, 2005 is attributable primarily to improved demand for air handling equipment in the latter part of 2005. Approximately $868 of the December 31, 2005 backlog is scheduled for shipment beyond 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were positive for 2005, 2004 and 2003 at $10,986, $9,408 and $4,101, respectively. Sales improved significantly in 2005 from 2004, particularly in the fourth quarter, causing an increase in accounts receivable and a decrease in inventories at December 31, 2005. This net increase offset the positive cash flow effect from higher earnings resulting in net cash flows provided by operating activities for 2005 slightly better than 2004. Additionally, during 2005, the Corporation received $2,320 of proceeds from its business interruption insurance claim it filed for damage caused to its principal roll finishing facility in Pennsylvania as a result of remnants from Hurricane Ivan. The increase in net cash flows provided by operating activities in 2004 from 2003 is primarily a result of changes in working capital including stronger collections of outstanding receivables in 2004.

Net cash flows used in investing activities were $10,895, $10,316 and $13,387 in 2005, 2004 and 2003, respectively. Cash outflows include primarily net purchases of short-term marketable securities of $6,095, $5,205 and $20,250 in 2005, 2004 and 2003, respectively, and capital expenditures of $4,867, $7,151 (of which $1,498 of governmental grants was subsequently received by the Davy Roll operations) and $8,525 in 2005, 2004 and 2003, respectively. In connection with the 2003 sale of the Plastics Processing Machinery segment the Corporation received proceeds of $500 in 2004 and $15,600 in 2003. Investing activities for the discontinued operations relate primarily to capital expenditures. As of December 31, 2005, future capital expenditures totaling $4,507 have been approved. In addition, the Corporation continues to evaluate potential acquisitions.

Net cash outflows used in financing activities include quarterly dividends of $0.10 per common share for each of the three years. Proceeds from the issuance of common stock under the Corporation’s stock option plan amounted to $204, $978 and $216 in 2005, 2004 and 2003, respectively.

The change in the value of the Euro and the British pound against the dollar impacted cash and cash equivalents by $182, $(340) and $624 for 2005, 2004 and 2003, respectively.

As a result of the above, cash and cash equivalents decreased by $3,426 in 2005 and ended the year at $7,914 in comparison to $11,340 and $15,489 at December 31, 2004 and 2003, respectively. Additionally, the Corporation had investments in short-term marketable securities of approximately $31,550, $25,455 and $20,250 at December 31, 2005, 2004 and 2003, respectively. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. In addition, the Corporation maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2005 was approximately $9,600 (including £3,000 in the U.K. and €400 in Belgium).

17	ampco pittsburgh | 2005 annual report

The Corporation has the following contractual obligations outstanding as of December 31, 2005:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years
Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311
Operating Lease Obligations	4,639	802	1,213	809	1,815
Capital Expenditures	1,880	1,880	—	—	—
Pension and Other Postretirement
Benefit Obligations(2)	16,716	1,679	3,376	3,449	8,212
Purchase Obligations(3)	6,055	6,055	—	—	—

Total	$42,601	$10,416	$4,589	$4,258	$23,338

(1)	Interest on Industrial Revenue Bond Debt (IRBs) is variable and ranged between 2.55% and 3.37% in the current year. The IRBs begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 7 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to the unfunded pension and other postretirement benefit plans and the curtailed Davy Roll defined benefit pension plan. No contributions are required in 2006 to the U.S. defined benefit pension plan and amounts to be contributed in the future, if any, are currently not known. See Note 8 to the Consolidated Financial Statements.

(3)	Represents agreements to purchase goods or services which are enforceable and legally binding.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,162 accrued at December 31, 2005 is considered adequate based on information known to date (see Note 19 to Consolidated Financial Statements).

The nature and scope of the Corporation’s business brings it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. Generally, the Corporation does not anticipate that its financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, the Corporation and its subsidiaries are involved in multiple claims for alleged personal injury from exposure to asbestos-containing components used in certain products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 18 to Consolidated Financial Statements).

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2006, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2006 operating results. Additionally, product pricing for the Forged and Cast Rolls segment is reflective of current costs with a significant proportion of orders subject to a surcharge system which helps to protect the segment against the volatility in the cost of raw materials.

ampco pittsburgh | 2005 annual report	18

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Corporation has identified critical accounting policies that are important to the presentation of the Corporation’s financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets and goodwill, litigation, environmental matters, and income taxes.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, mortality, employee turnover and discount rates.

Specifically, the expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid out over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to historical rates of return and the mix of investments.

For the domestic plan, the rates of return earned on the market-related value of plan assets averaged 7.68% for the five-year period of 2001–2005, and 12.44% for the ten-year period of 1996–2005. Accordingly, the Corporation believes the expected long-term rate of return of 8.0% for its domestic plan as of December 31, 2005 to be reasonable. The foreign plan was formed in connection with the acquisition of the U.K. operations with plan assets transferred from the seller’s plan to a newly-created plan in October 2001. The rates of return earned on the market value of the plan assets averaged 7.25% for 2002-2005. Accordingly, the Corporation believes the assumed long-term rate of return of 7.01% as of December 31, 2005 to be reasonable.

The discount rates utilized in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. The Corporation believes the assumed rates of 5.75% and 4.75% as of December 31, 2005 for its domestic and U.K plans, respectively, to be reasonable.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,600. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $5,400. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 8 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable as outlined in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. The Corporation believes the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2005.

Goodwill is no longer amortized but tested for impairment at the reporting unit level at least annually in connection with the Corporation’s strategic planning process. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be bought or sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume. Actual results may differ from these assumptions. The Corporation believes the amount recorded in the accompanying consolidated financial statements for goodwill of $2,694 is recoverable and is not impaired as of December 31, 2005.

19	ampco pittsburgh | 2005 annual report

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, the Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries. To date, substantially all settlement and defense costs have been paid by insurers in respect of the asbestos-related claims. (See Note 18 to Consolidated Financial Statements). Accruals for loss contingencies associated with these matters are made when it is determined that a liability not covered by insurance is probable and the amount can be reasonably estimated. The assessment of probability is based on the facts and circumstances known at the time the financial statements are being prepared. As of December 31, 2005, the Corporation had a remaining accrual balance of $130 which represents the deductible portion of the related insurance policies.

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

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is more likely than not to be realized. In doing so, assumptions are made about the future profitability of the Corporation’s operations. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, it would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2005, the Corporation has deferred income tax assets approximating $12,039, net of an existing valuation allowance of $11,530 (see Note 14 to Consolidated Financial Statements).

The Corporation records liabilities for potential tax deficiencies. These liabilities are based on judgment as to the risk of loss should those items be challenged by taxing authorities. In the event the Corporation determines that tax-related items would no longer be considered deficiencies or that items previously not considered to be potential deficiencies could be considered potential deficiencies, an adjustment to the liability would be recorded through income in the period such determination was made. The Corporation believes the potential liability for potential tax deficiencies based on information known to date has been adequately reserved.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Shared-Based Payment” which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value. Companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123 (R) will become effective for the Corporation on January 1, 2006. The Corporation does not have any remaining options available for grant and granted options are fully vested; accordingly, the standard will not impact the Corporation’s financial condition or results of operations.

ampco pittsburgh | 2005 annual report	20

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” which clarifies the term conditional asset retirement obligation. The Interpretation did not impact the Corporation’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” which provides guidance for accounting and reporting of a change in accounting principle. It also applies to changes required by a newly-issued accounting pronouncement if that pronouncement does not provide such guidance. Previously, most changes in accounting principles were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods and will become effective for the Corporation on January 1, 2006. Until the Corporation makes any such changes, the standard will not impact the Corporation’s financial condition or results of operations.

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

Forward-looking statements are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to, those described under Item 1A. Risk Factors of this Annual Report on Form 10-K. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation views its primary market risk exposures to relate to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, the Corporation’s policy is to hedge a portion of its foreign currency denominated sales and receivables-primarily U.S. sales denominated in Euros and foreign sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that some exports of the Corporation’s foreign operation may increase and gross margins improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for the Corporation’s domestic operations may increase and gross margins improve. Accordingly, a 10% strengthening of either of the entities’ functional currency (the U.S. dollar and the British pound) is not expected to have a significant effect on the Corporation’s consolidated financial statements.

To reduce the effect of price changes for certain of its raw materials and energy, the Corporation enters into contracts for a particular commodity (copper) and purchases a portion of its energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, scrap and alloys) would have approximately a $6,500 and $5,000 impact in 2005 and 2004, respectively. The ability to pass these increases on to the customer is contingent upon current market conditions with the Corporation having to potentially absorb a significant portion of such increase. However, a sales price surcharge mechanism is in place with certain customers of the Forged and Cast Rolls segment which helps to protect the Corporation against such commodity price increases.

See also Note 13 to Consolidated Financial Statements.

21	ampco pittsburgh | 2005 annual report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,914	$11,340
Short-term marketable securities	31,550	25,455
Receivables, less allowance for doubtful accounts of $681 in 2005 and $956 in 2004	47,338	37,496
Inventories	48,536	54,319
Other	6,252	8,032

Total current assets	141,590	136,642
Property, plant and equipment, net	66,645	69,432
Prepaid pensions	26,419	25,140
Goodwill	2,694	2,694
Other noncurrent assets	4,521	4,036

	$241,869	$237,944

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,878	$15,446
Accrued payrolls and employee benefits	9,170	8,513
Industrial Revenue Bond debt	13,311	13,311
Other	16,675	17,227

Total current liabilities	54,034	54,497
Employee benefit obligations	27,610	28,448
Deferred income taxes	16,542	18,843
Other noncurrent liabilities	2,382	7,639

Total liabilities	100,568	109,427

Commitments and contingent liabilities (Note 9)
Shareholders’ Equity:
Preference stock-no par value; authorized 3,000 shares; none issued	—	—
Common stock-par value $1; authorized 20,000 shares; issued and outstanding 9,767 shares in 2005, 9,747 shares in 2004	9,767	9,747
Additional paid-in capital	104,426	104,204
Retained earnings	45,293	34,163
Accumulated other comprehensive loss	(18,185)	(19,597)

Total shareholders’ equity	141,301	128,517

	$241,869	$237,944

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2005 annual report	22

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net sales	$246,999	$202,861	$180,233

Operating costs and expenses:
Costs of products sold (excluding depreciation)	194,979	169,824	141,739
Selling and administrative	30,785	28,825	27,210
Depreciation	6,569	6,273	6,214
(Gain) loss on disposition of assets	(35)	163	9

	232,298	205,085	175,172

Income (loss) from operations	14,701	(2,224)	5,061

Other income (expense):
Interest expense	(547)	(312)	(332)
Other – net	684	(47)	(87)

	137	(359)	(419)

Income (loss) from continuing operations before income taxes	14,838	(2,583)	4,642
Income tax (benefit) provision	(198)	16	1,734

Income (loss) from continuing operations	15,036	(2,599)	2,908

Discontinued operations:
Loss from operations, including loss on disposal of $4,600	—	—	(5,330)
Income tax benefit	—	—	232
	—	—	(5,098)

Net income (loss)	$15,036	$(2,599)	$(2,190)

Earnings per common share:
Income (loss) from continuing operations
Basic	$1.54	$(0.27)	$0.30
Diluted	1.53	(0.27)	0.30
Loss from discontinued operations
Basic	—	—	(0.53)
Diluted	—	—	(0.53)
Net income (loss)
Basic	1.54	(0.27)	(0.23)
Diluted	1.53	(0.27)	(0.23)
Weighted average number of common shares outstanding:
Basic	9,760	9,708	9,637
Diluted	9,818	9,708	9,693

See Notes to Consolidated Financial Statements.

23	ampco pittsburgh | 2005 annual report

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss(a)	Total
Balance January 1, 2003	$9,632	$103,006	$46,696	$(8,587)	$150,747
Comprehensive loss:
Net loss 2003			(2,190)		(2,190)
Other comprehensive income(a)				703	703

Comprehensive loss					(1,487)
Issuance of common stock	22	205			227
Cash dividends ($0.40 per share)			(3,857)		(3,857)

Balance December 31, 2003	9,654	103,211	40,649	(7,884)	145,630
Comprehensive loss:
Net loss 2004			(2,599)		(2,599)
Other comprehensive loss(a)				(11,713)	(11,713)

Comprehensive loss					(14,312)
Issuance of common stock	93	993			1,086
Cash dividends ($0.40 per share)			(3,887)		(3,887)

Balance December 31, 2004	9,747	104,204	34,163	(19,597)	128,517
Comprehensive income:
Net income 2005			15,036		15,036
Other comprehensive income(a)				1,412	1,412

Comprehensive income					16,448
Issuance of common stock	20	222			242
Cash dividends ($0.40 per share)			(3,906)		(3,906)

Balance December 31, 2005	$9,767	$104,426	$45,293	$(18,185)	$141,301

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2003	$578	$(8,572)	$(572)	$(21)	$(8,587)
Reclassification adjustments	—	—	744	(3)	741
Changes in 2003	3,435	(1,510)	(2,096)	133	(38)

Balance at December 31, 2003	4,013	(10,082)	(1,924)	109	(7,884)
Reclassification adjustments	—	—	349	—	349
Changes in 2004	2,142	(12,549)	(1,812)	157	(12,062)

Balance at December 31, 2004	6,155	(22,631)	(3,387)	266	(19,597)
Reclassification adjustments	—	—	(131)	(84)	(215)
Changes in 2005	(3,422)	1,207	3,802	40	1,627

Balance at December 31, 2005	$2,733	$(21,424)	$284	$222	$(18,185)

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2005 annual report	24

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Income (loss) from continuing operations	$15,036	$(2,599)	$2,908
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities:
Depreciation	6,569	6,273	6,214
Deferred income taxes	(2,881)	(60)	1,689
Pension and other postretirement benefits	(1,504)	(499)	(1,824)
Provision for bad debts and inventory write-downs	158	546	745
Provision for adverse sales contracts	—	948	—
Provision for warranties – net	(90)	545	(7)
Other – net	(33)	157	11
Operating activities of discontinued operations	—	—	345
Changes in assets/liabilities, net of effects from business divestiture:
Receivables	(10,781)	1,959	(4,617)
Inventories	3,983	(5,116)	(1,684)
Other assets	1,588	1,093	(1,072)
Accounts payable	(125)	3,954	660
Accrued payrolls and employee benefits	626	631	197
Other liabilities	(1,560)	1,576	536

Net cash flows provided by operating activities	10,986	9,408	4,101

Cash flows from investing activities:
Purchases of short-term marketable securities	(37,200)	(48,635)	(51,250)
Proceeds from the sale of short-term marketable securities	31,105	43,430	31,000
Purchases of property, plant and equipment	(4,867)	(7,151)	(8,525)
Proceeds from the sale of New Castle Industries, Inc.	—	500	15,600
Proceeds from U.K. governmental grants	—	1,498	—
Proceeds from the sale of assets	67	42	—
Investing activities of discontinued operations	—	—	(212)

Net cash flows used in investing activities	(10,895)	(10,316)	(13,387)

Cash flows from financing activities:
Dividends paid	(3,903)	(3,879)	(3,854)
Proceeds from the issuance of common stock	204	978	216

Net cash flows used in financing activities	(3,699)	(2,901)	(3,638)

Effect of exchange rate changes on cash and cash equivalents	182	(340)	624

Net decrease in cash and cash equivalents	(3,426)	(4,149)	(12,300)
Cash and cash equivalents at beginning of year	11,340	15,489	27,789

Cash and cash equivalents at end of year	$7,914	$11,340	$15,489

Supplemental disclosures of cash flow information:
Income tax payments	$2,844	$583	$253
Interest payments	529	302	334
Supplemental schedule of non-cash investing and financing activities:
Note receivable from sale of New Castle Industries, Inc. (Note 3)	$—	$—	$500

See Notes to Consolidated Financial Statements.

25	ampco pittsburgh | 2005 annual report

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

NOTE 1 – ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets including goodwill, accounting for loss contingencies associated with claims and lawsuits, estimating environmental liabilities, and accounting for income taxes. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Certain amounts for preceding periods have been reclassified for comparability with the 2005 presentation.

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

Short-Term Marketable Securities

Short-term marketable securities consist primarily of auction-rate securities (ARS), which are securities whose short-term interest rates reset every 7–35 days. The Corporation accounts for ARS in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are considered “available for sale” and are carried at par value which approximates fair value. The Corporation expects to sell these securities in the next twelve months and, accordingly, classifies the investments as a current asset.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost with depreciation computed using the straight-line method over the following estimated useful lives: land improvements – 15 to 20 years, buildings – 25 to 50 years and machinery and equipment – 3 to 25 years. Expenditures that extend economic useful lives are capitalized. Routine maintenance is charged to expense. Gains or losses are recognized on retirements or disposals. Property, plant and equipment are reviewed for impairment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a

ampco pittsburgh | 2005 annual report	26

write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Proceeds from governmental grants are recorded as a reduction in the purchase price of the underlying assets and amortized against depreciation over the lives of the related assets.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, changes in the minimum pension liability, changes in the fair value of derivatives designated and effective as cash flow hedges, and unrealized holding gains and losses on securities designated as available for sale. Reclassification adjustments are amounts which are realized during the year, and accordingly are deducted from other comprehensive income (loss) in the period in which they are included in net income (loss), or transactions which no longer qualify as a cash flow hedge. Foreign currency translation adjustments are included in net income (loss) upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, unrealized holding gains and losses on securities are included in net income (loss) when the underlying security is sold, and changes in the fair value of derivatives are included in net income (loss) when the projected sale occurs. Changes in the minimum pension liability are not included in net income (loss) and therefore do not have corresponding reclassification adjustments.

Revenue Recognition

Revenue from sales is recognized when title to the product passes to the customer which typically occurs when goods are shipped, received by the customer or loaded onto a shipping vessel. Amounts billed to the customer for shipping and handling are recorded within net sales and the related costs are recorded within costs of products sold (excluding depreciation).

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

27	ampco pittsburgh | 2005 annual report

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities including net operating loss carryforwards. A valuation allowance is provided against a deferred income tax asset when it is more likely than not the asset will not be realized. Similarly, if a determination is made that it is more likely than not the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. The Corporation regularly evaluates the likelihood of assessments in each of its taxing jurisdictions and establishes tax accruals where deemed necessary. Once established, tax accruals are adjusted based on current information and estimates.

Stock-Based Compensation

The Corporation accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is generally recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant. As of December 31, 2005, no options were available for grant and granted options are fully vested.

Earnings Per Common Share

Basic earnings per common share are computed by dividing income (loss) from continuing operations, loss from discontinued operations, and net income (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,818,059 for 2005 and 9,693,459 for 2003. There was no assumption of exercise of stock options in 2004 because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” which confirms that accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) is recognized as current period charges and that allocation of fixed production overheads to inventories is based on normal capacity of the production facilities. The provisions of SFAS No. 151 will become effective for the Corporation on January 1, 2006 and are not expected to have a significant effect on its financial condition or results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (R), “Shared-Based Payment” which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value. Companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123 (R) will become effective for the Corporation on January 1, 2006. The Corporation does not have any remaining options available for grant and granted options are fully vested; accordingly, the standard will not impact the Corporation’s financial condition or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” which clarifies the term conditional asset retirement obligation. The Interpretation did not impact the Corporation’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” which provides guidance for accounting and reporting of a change in accounting principle. It also applies to changes required by a newly-issued accounting pronouncement if that pronouncement does not provide such guidance. Previously, most changes in accounting principles were recognized by including the cumulative effect of changing to the new accounting principle in net

ampco pittsburgh | 2005 annual report	28

income of the period of the change. SFAS No. 154 requires retrospective application to prior periods and will become effective for the Corporation on January 1, 2006. Until the Corporation makes any such changes, the standard will not impact the Corporation’s financial condition or results of operations.

NOTE 2 – FLOOD DAMAGE:

In September 2004, the Carnegie, Pennsylvania plant of the Corporation’s Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. The Corporation received $5,740 toward its claim of which $3,000 was received in 2004. Of the $2,740 received in 2005, $2,320 represents settlement of its business interruption insurance claim which was recorded as a reduction of costs of products sold (excluding depreciation) in the accompanying consolidated statements of operations. The remaining $3,420 represents reimbursement of clean-up costs, repairs to machinery and recovery of certain fixed expenses, the majority of which were incurred in 2004. Uninsured costs approximated $375 and were recorded in costs of products sold (excluding depreciation) in the accompanying consolidated statements of operations for 2004.

NOTE 3 – ACQUISITIONS/DIVESTITURES/INVESTMENTS:

The Corporation sold the stock of the New Castle Industries, Inc. (NCII) group of companies constituting its Plastics Processing Machinery segment on August 15, 2003 which is reflected as discontinued operations in the accompanying consolidated financial statements. The sales price approximated $16,100 of which $15,600 was received in 2003 and the balance in 2004. A loss on disposal of approximately $4,600 was recognized comprised of a loss on sale of $2,000, curtailment and settlement of existing pension obligations of $500 and a provision for environmental remediation of $2,100 (see Note 19). Results of operations for this segment approximated $(730) for 2003 through the date of disposition on net sales of approximately $15,002.

In connection with the sale of cast roll technology to a Chinese joint venture company in 2003, the Corporation received a 25% interest in the joint venture company which is recorded at cost. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations, and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. To date, no dividends have been declared.

The Corporation continues to evaluate potential acquisitions to ensure that long-term objectives of achieving maximum shareholder value are met.

NOTE 4 – INVENTORIES:

	2005	2004
Raw materials	$11,299	$13,984
Work-in-progress	25,228	25,717
Finished goods	5,710	8,320
Supplies	6,299	6,298

	$48,536	$54,319

At December 31, 2005 and 2004, approximately 64% of the inventory was valued using the LIFO method. The LIFO reserve approximated $(7,751) and $(3,900) at December 31, 2005 and 2004, respectively. During 2005, inventory quantities decreased resulting in a liquidation of LIFO inventory layers which were at lower costs. The effect of the liquidation was to decrease costs of products sold (excluding depreciation) by approximately $971 and to increase net income by approximately $641 or $0.07 per common share for the year ended December 31, 2005.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT:

	2005	2004
Land and land improvements	$4,299	$4,292
Buildings	25,211	25,170
Machinery and equipment	137,458	135,058

	166,968	164,520
Accumulated depreciation	(100,323)	(95,088)

	$66,645	$69,432

29	ampco pittsburgh | 2005 annual report

NOTE 6 – OTHER CURRENT LIABILITIES:

	2005	2004
Customer-related liabilities	$5,338	$5,991
Accrued sales commissions	2,700	1,966
Other	8,637	9,270

	$16,675	$17,227

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2005 and 2004.

	2005	2004
Balance at the beginning of the year	$4,150	$3,435
Satisfaction of warranty claims	(3,082)	(2,115)
Provision for warranty claims	2,992	2,660
Other, primarily impact from changes in foreign currency exchange rates	(274)	170

Balance at the end of the year	$3,786	$4,150

NOTE 7 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,600 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2005 and 2004.

As of December 31, 2005, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 2.55% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 3.37% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 2.60% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2005.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. During 2005, the Corporation entered into a separate agreement with its bank whereby funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the Facility). The Facility expires on August 1, 2007 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability as required by EITF D-61, “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements”. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2005, no amounts were outstanding.

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, the benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans are fully funded, no additional contributions have been required for many years or are expected to be required in 2006. Estimated benefit payments for subsequent years are $6,809 for 2006, $6,947 for 2007, $7,177 for 2008, $7,605 for 2009, $7,875 for 2010, and $43,336 for 2011-2015. The fair value of the plan’s assets as of December 31, 2005 and 2004 approximated $121,095 and $118,433, respectively, in comparison to accumulated benefit obligations of $115,132 and $106,846 for the same periods.

ampco pittsburgh | 2005 annual report	30

Employees of Davy Roll participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan which was made available to new employees in 2003. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Employer contributions to the contributory defined benefit pension plan approximated $555, $1,225 and $1,211 in 2005, 2004 and 2003, respectively, and are expected to approximate $569 in 2006. As of December 31, 2005 and 2004, the accumulated benefit obligations exceeded the fair value of the plan assets; accordingly, the unfunded accumulated benefit obligation of $14,689 (£8,550) and $15,037 (£7,836), respectively, was recognized as an additional minimum pension liability. No additional contributions are expected to be required as a result of the additional minimum pension liability. Estimated benefit payments for subsequent years are $522 for 2006, $533 for 2007, $566 for 2008, $612 for 2009, $647 for 2010, and $4,504 for 2011-2015. Contributions to the defined contribution pension plan approximated $349, $20 and $10 in 2005, 2004 and 2003 respectively, and are expected to approximate $419 in 2006.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate sponsored pension plans. The assets of the trust are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets of the trust are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2003–2005 and none are expected in 2006. The fair market value of the trust at December 31, 2005 and 2004, which is included in other noncurrent assets, was $2,576 and $2,506, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $2,186 and $2,064 at December 31, 2005 and 2004, respectively. Estimated benefit payments for subsequent years are approximately $145 each year for 2006–2010 and $765 for 2011–2015, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $156, $140 and $120 in 2005, 2004 and 2003, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are unfunded. Estimated benefit payments for subsequent years are approximately $961 for 2006, $944 for 2007, $933 for 2008, $931 for 2009, $927 for 2010, and $4,516 for 2011–2015.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a prescription drug benefit and a federal subsidy to sponsors of a retiree health care benefit plan which offers a benefit that is at least actuarially equivalent to “Medicare D”. The effect of the Act was to reduce the accumulated benefit obligation for other postretirement benefits by approximately $465 as of December 31, 2004 and benefit costs by $65 for 2004. The impact on 2005 or future benefit payments is not significant.

31	ampco pittsburgh | 2005 annual report

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
Change in projected benefit obligations:
Projected benefit obligations at January 1	$115,405	$109,078	$43,287	$33,206	$13,322	$12,960
Service cost	2,042	2,040	—	1,111	303	277
Interest cost	6,830	6,662	2,144	1,858	771	772
Foreign currency exchange rate changes	—	—	(4,872)	2,531	—	—
Effects of plan curtailment	—	—	—	(2,529)	—	—
Plan amendments	345	76	—	—	—	—
Actuarial loss	4,044	2,921	4,619	7,661	849	159
Participant contributions	—	—	—	594	543	510
Benefits paid from plan assets	(5,483)	(5,338)	(761)	(1,145)	—	—
Benefits paid by the Corporation	(34)	(34)	—	—	(1,519)	(1,356)

Projected benefit obligations at December 31	$123,149	$115,405	$44,417	$43,287	$14,269	$13,322

Accumulated benefit obligations at December 31	$117,318	$108,910	$44,417	$43,287	$14,269	$13,322

Change in plan assets:
Fair value of plan assets at January 1	$118,433	$117,948	$28,250	$23,324	$—	$—
Actual return on plan assets	8,145	5,823	4,907	2,571	—	—
Foreign currency exchange rate changes	—	—	(3,223)	1,681	—	—
Corporate contributions	34	34	555	1,225	976	846
Participant contributions	—	—	—	594	543	510
Gross benefits paid	(5,517)	(5,372)	(761)	(1,145)	(1,519)	(1,356)

Fair value of plan assets at December 31	$121,095	$118,433	$29,728	$28,250	$—	$—

Funded status of the plans:
Fair value of plan assets at December 31	$121,095	$118,433	$29,728	$28,250	$—	$—
Less projected benefit obligations	123,149	115,405	44,417	43,287	14,269	13,322

Funded status(a)	(2,054)	3,028	(14,689)	(15,037)	(14,269)	(13,322)
Unrecognized actuarial loss	18,999	12,379	21,403	22,611	4,190	3,507
Unamortized prior service cost (benefit)	5,810	6,057	—	—	(9)	(557)

	$22,755	$21,464	$6,714	$7,574	$(10,088)	$(10,372)

Amounts recognized in the balance sheets:
Prepaid pension costs	$26,419	$25,140	$—	$—	$—	$—
Accumulated other comprehensive loss	—	—	21,403	22,611	—	—
Minimum pension liability	—	—	(14,689)	(15,037)	—	—
Accrued benefit cost	(3,664)	(3,676)		—	(10,088)	(10,372)

	$22,755	$21,464	$6,714	$7,574	$(10,088)	$(10,372)

(a)	As of December 31, 2005, the funded status of the U.S. Pension Benefit plans is comprised of a fully-funded status of $168 for the qualified plan and, since the assets of $2,576 are held in a “Rabbi” trust and accordingly are not considered plan assets for purposes of this reconciliation, an unfunded status of $(2,222) for the non-qualified plan.

ampco pittsburgh | 2005 annual report	32

The pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. The fluctuation in plan assets is attributable to benefit payments, contributions to the plans and returns on plan assets which were approximately 7.56% for 2005 and 5.14% for 2004 for the domestic plan and approximately 18.38% and 10.15%, respectively, for the foreign plan.

The following summarizes target asset allocations as of December 31, 2005 and major asset categories as of December 31, 2005 and 2004:

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2005	2005	2004	Dec. 31, 2005	2005	2004
Equity Securities	65–75%	75%	80%	70–80%	77%	73%
Fixed-Income Securities	25–35%	16%	15%	20–30%	23%	24%
Hedge and Absolute Return Funds	0–10%	8%	—%	—	—	—
Other (primarily cash and cash equivalents)	0–10%	1%	5%	0–10%	—	3%

Investments in equity securities are primarily in common stocks of publicly-traded U.S. and international companies. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds. In January 2005, the Investment Committee of the Corporation approved the transfer of approximately 67% of the Plan assets of the U.S. plan to two additional investment managers with the objective of improving the overall performance of the asset portfolio. In connection with the transfer, the Investment Committee revised the investment policy of the U.S. plan to require a long-term asset allocation of 65% – 75% in equity securities, 25% – 35% in fixed-income securities, and up to 10% in hedge and absolute return funds.

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected long-term rate of return on plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets become a component of unrecognized actuarial gains or losses. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. As a result of favorable investment returns on plan assets since the early 1990s and a fully-funded status, the domestic plan generates income. The foreign plan generates expense because the plan is not fully funded and service and interest costs exceed the expected return on plan assets.

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U. S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$2,042	$2,040	$2,148	$—	$1,111	$800	$303	$277	$218
Interest cost	6,830	6,662	6,804	2,144	1,858	1,357	771	772	781
Expected return on plan assets	(10,610)	(10,197)	(10,819)	(1,882)	(1,753)	(1,346)	—	—	—
Amortization of prior service cost (benefit)	592	591	550	—	—	—	(548)	(548)	(548)
Amortization of actuarial (gain) loss	(111)	(134)	(4)	364	779	559	166	148	54

Net (income) cost	$(1,257)	$(1,038)	$(1,321)	$626	$1,995	$1,370	$692	$649	$505

33	ampco pittsburgh | 2005 annual report

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

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004	2005	2004
Discount rate	5.75%	6.00%	4.75%	5.25%	5.75%	6.00%
Rate of increases in compensation	3.00%	3.00%	—	—	—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.50%	5.25%	5.50%	5.75%	6.00%	6.25%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%	7.01%	7.18%	7.50%	—	—	—
Rate of increases in compensation	3.00%	3.00%	3.00%	—	3.25%	2.75%	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2005 for other postretirement benefits is 9% for 2006, gradually decreasing to 4.75% in 2010. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care costs increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2005 and the annual benefit expense for 2005 by approximately $1,725 and $200, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2005 approximated $19,509, the majority of which serve as collateral for the IRBs.

In connection with the sale of NCII in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000. No amount has been paid to date and based on experience while owning the segment, the Corporation believes no amounts will become due.

During 2004, the Davy Roll operation received $1,498 (£800) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009.

See Note 18 regarding litigation and Note 19 for environmental matters.

ampco pittsburgh | 2005 annual report	34

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

After the Rights become exercisable, if anyone acquires 30% or more of the Corporation’s stock or assets, merges into the Corporation or engages in certain other transactions, each Right may be used to purchase shares of the Corporation’s common stock (or, under certain conditions, the acquirer’s common stock) worth twice the exercise price. The Corporation may redeem the Rights, which expire in November 2008, for one cent per Right under certain circumstances. At December 31, 2005, there are 3,000,000 shares of unissued preference stock, of which 150,000 shares have been designated as Series A Preference Stock for issuance in connection with these Rights.

NOTE 11 – STOCK OPTION PLAN:

Under the terms of the 1997 Stock Option Plan, as amended, options may be granted to selected employees to purchase, in the aggregate, up to 600,000 shares of the common stock of the Corporation. Options may be either incentive or non-qualified and are subject to terms and conditions, including exercise price and timing of exercise, as determined by the Stock Option Committee of the Board of Directors. The options vest at date of grant and have a ten-year life. Options have been granted at an exercise price equivalent to the market price on the date of grant; accordingly, no stock-based compensation costs have been recorded in net income (loss). All shares under options were exercisable during 2003–2005.

On July 26, 2005, the Stock Option Committee of the Board of Directors agreed to issue to selected employees the remaining 45,000 stock options available under the 1997 Stock Option Plan, as amended. The exercise price of $13.67 was equivalent to the market price on the date of grant; accordingly, no stock-based compensation expense was recognized. The weighted-average fair value of the options, as of the date of grant using the Black-Scholes option-pricing model, was $3.08 based on the following assumptions: dividend yield of 2.9%, expected volatility of 26.3%, risk-free interest rate of 3.9%, and expected option life of 5.7 years. The following table illustrates the effect on net income and earnings per common share for 2005 if the Corporation had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” There were no options granted in 2004 or 2003 and previously granted options are fully vested; accordingly there would be no effect on net income (loss) or earnings per common share for these years.

	Earnings Per Common Share
	Net Income	Basic	Diluted
As reported for the year ended December 31, 2005	$15,036	$1.54	$1.53
Add stock-based employee compensation expense included in “as reported”	—	—	—
Less stock-based employee compensation expense determined under fair value based method, net of tax	(92)	(0.01)	(0.01)

Pro forma for the year ended December 31, 2005	$14,944	$1.53	$1.52

35	ampco pittsburgh | 2005 annual report

Stock option activity during 2003 – 2005 was as follows:

	Shares Under Options	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2003	505,000		$10.44
Granted during 2003	—
Exercised during 2003	(21,000)	$10.58

Balance at December 31, 2003	484,000		$10.44
Granted during 2004	—
Exercised during 2004	(94,000)	$10.30

Balance at December 31, 2004	390,000		$10.47
Granted during 2005	45,000	$13.67
Exercised during 2005	(20,000)	$10.20

Balance at December 31, 2005	415,000		$10.83

Stock options outstanding as of December 31, 2005 were as follows:

Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
152,500	$10.00	3.0
212,500	10.81	4.3
5,000	11.13	5.0
45,000	13.67	9.6

415,000	$10.83	4.4

NOTE 12 – OTHER COMPREHENSIVE LOSS:

Certain components of other comprehensive loss are presented net of income tax. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The minimum pension liability is associated with the foreign pension plan. A full valuation allowance has been provided against the deferred income tax asset arising from the changes in minimum pension liability since it is more likely than not the asset will not be realized. The tax (expense) benefit associated with changes in the fair value of derivatives was approximately $(2,370), $1,126, and $1,375 for 2005, 2004 and 2003, respectively, and approximately $(58), $247 and $401 for 2005, 2004 and 2003, respectively, for the reclassification adjustments. The tax (expense) associated with changes in the unrealized holding gains on securities was $(22), $(82) and $(72) for 2005, 2004 and 2003, respectively, and $(44), $0 and $(2) for 2005, 2004 and 2003, respectively, for the reclassification adjustments.

NOTE 13 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as cash flow or fair value hedges. As of December 31, 2005, approximately $67,005 of anticipated foreign denominated sales have been hedged with the underlying contracts settling at various dates beginning in 2006 through March 2010. As of December 31, 2005, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximates $1,150 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximates $523. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximates $(413), net of income taxes, as of December 31, 2005. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(231) expected to be released to earnings in 2006. Approximately $(690), $(1,588) and $(1,306) was released to pre-tax earnings in 2005, 2004 and 2003, respectively. Additionally, approximately $(113) and $(270) was ineffective and released to pre-tax earnings in 2005 and 2004, respectively.

ampco pittsburgh | 2005 annual report	36

Gains (losses) on foreign exchange transactions approximates $113, $(296) and $(206) for 2005, 2004 and 2003, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2005, approximately 99% or $2,932 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximates $1,107. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximates $697, net of income taxes, as of December 31, 2005. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $846 expected to be released to earnings in 2006. Approximately $862, $909 and $107 was released to pre-tax earnings in 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The fair market value of forward foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of other financial instruments classified as current assets or current liabilities approximates their carrying values due to the short-term maturity of these instruments. The fair value of the variable-rate IRB debt approximates its carrying value.

NOTE 14 – INCOME TAXES:

At December 31, 2005, the Corporation had foreign tax credit carryforwards of $638 which expire in 2010, foreign net operating loss carryforwards of $10,576 which carry forward indefinitely, state net operating loss carryforwards of $29,313 which begin to expire in 2006 through 2026, and capital loss carryforwards of $10,227 which expire in 2008.

Income (loss) from continuing operations before income taxes was comprised of the following:

	2005	2004	2003
Domestic	$12,266	$1,911	$3,724
Foreign	2,572	(4,494)	918

	$14,838	$(2,583)	$4,642

The (benefit) provision for taxes on income (loss) from continuing operations consisted of the following:

	2005	2004	2003
Current:
Federal	$2,568	$87	$(359)
State	120	(115)	113
Foreign	(5)	104	291

	2,683	76	45

Deferred:
Federal	516	(49)	1,433
State	(837)	(11)	256
Foreign	(2,560)	—	—

	(2,881)	(60)	1,689

	$(198)	$16	$1,734

37	ampco pittsburgh | 2005 annual report

Deferred income tax assets and liabilities were comprised of the following:

	2005	2004
Assets:
Employment – related liabilities	$5,153	$4,999
Pension liability – foreign	4,211	6,973
Liabilities related to discontinued operations	1,274	1,267
Net operating loss – foreign	3,173	3,836
Net operating loss – state	1,786	1,683
Capital loss carryforwards	3,879	4,092
Mark-to-market adjustment – derivatives	—	2,161
Other	4,093	4,014

Gross deferred income tax assets	23,569	29,025
Valuation allowance	(11,530)	(16,778)

	12,039	12,247

Liabilities:
Depreciation	(14,162)	(15,570)
Prepaid pensions	(10,049)	(9,563)
Mark to market adjustment – derivatives	(151)	—
Other	(717)	(620)

Gross deferred income tax liabilities	(25,079)	(25,753)

Net deferred income tax liability	$(13,040)	$(13,506)

During 2005, approximately $765 of the valuation allowance previously provided against the gross deferred income tax assets of the Corporation was utilized to offset tax expense that would have otherwise arose on the profits of the U.K. operations. Additionally, as a result of favorable earnings in 2005 and the expectation of income in future years sufficient to utilize a portion of the loss carryforwards, approximately $3,600 of the valuation allowance associated principally with net operating loss carryforwards of the U.K. operation was reversed.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax on continuing operations was as follows:

	2005	2004	2003
Computed at statutory rate	$5,045	$(904)	$1,625
Taxes on non-U.S. earnings	(114)	104	291
State income taxes	84	(89)	235
Valuation allowance	(4,404)	1,276	18
Extraterritorial income regime	(548)	(313)	(200)
Meals and entertainment	160	137	128
Tax-exempt income	(143)	(63)	(33)
Dividend received deduction	(98)	(57)	(18)
Additional manufacturers deduction (I.R.C. Section 199)	(84)	—	—
Tax credits	(48)	(104)	(280)
Other permanent items – net	(48)	29	(32)

	$(198)	$16	$1,734

ampco pittsburgh | 2005 annual report	38

NOTE 15 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $830 in 2005, $779 in 2004 and $776 in 2003. Operating lease payments for subsequent years are $802 for 2006, $667 for 2007, $546 for 2008, $430 for 2009, $379 for 2010, and $1,815 thereafter.

NOTE 16 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives, and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximate $1,200 for 2005 and $750 annually for 2004 and 2003.

NOTE 17 – RELATED PARTIES:

The Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) in the ordinary course of business. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Purchases approximated $1,640 in 2005, $1,604 in 2004 and $1,432 in 2003. In addition, LB Co paid the Corporation approximately $204 in 2005, $198 in 2004 and $242 in 2003 for certain administrative services. At December 31, 2005 and 2004, the net amount payable to LB Co approximated $91 and $113, respectively.

NOTE 18 – LITIGATION: (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases:

	2005	2004	2003
Approximate open claims at end of period:	16,900	24,700	18,000
Gross settlement and defense costs (in 000’s):	$10,305	$4,821	$2,335
Approximate claims settled or dismissed	11,500	600	250

Substantially all settlement and defense costs in the above table were paid by insurers.

Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. The reduced number of open claims at December 31, 2005 from one year earlier was due primarily to the dismissal of a large number of claims during 2005, including approximately 6,700 claims in Mississippi that were dismissed as a result of tort reform in that state.

The Corporation has an arrangement (the “Coverage Arrangement”) with insurers responsible for a substantial majority of its historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the Asbestos Liabilities.

The Coverage Arrangement includes an acknowledgement that Howden Buffalo, Inc. (“Howden”), is entitled to coverage under policies covering Asbestos Liability arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation for Asbestos Liabilities alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies. The Corporation is unable at present to predict the timing or impact on available coverage of Howden’s rights to access historical insurance coverage of the Corporation and its subsidiaries with respect to the Products.

39	ampco pittsburgh | 2005 annual report

Based on the Corporation’s claims experience to date with Asbestos Liabilities, the available insurance coverage, the identity of the subsidiaries that are named in the cases, and the identity of the Corporation’s and its subsidiaries’ insurers, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations for the period in which the costs, if any, are recognized. The Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $937, $990 and $2,393 in 2005, 2004 and 2003, respectively.

There can be no assurance that the Corporation or certain of its subsidiaries will not be subjected to significant additional claims in the future or that the Corporation’s or its subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than is represented by the pending claims for Asbestos Liabilities. If claims for Asbestos Liabilities continue to be filed against the Corporation and its subsidiaries, the Corporation could begin to experience gaps in coverage that may require it to pay substantial amounts on account of the Asbestos Liabilities. These gaps could result from exhaustion of insurance subject to the Coverage Arrangement in a policy period for which there is no excess insurance, or in a policy period in which an insurer that issued excess coverage is insolvent. In the case of insurer insolvency, the Corporation could be required to pay amounts that would otherwise have been paid by the insolvent insurer in order to access other excess coverage. The timing of any such payments on account of insurance exhaustions would depend upon the magnitude and timing of future claims; the method in which losses would be allocated to various insurance policies; how settlement and defense costs would be covered by the insurance policies; and the effect of various policy terms and limits. Because of these and other uncertainties including the number of claims that may be brought in the future, it is possible that Asbestos Liability could have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.

NOTE 19 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,162 accrued at December 31, 2005 is considered adequate based on information known to date.

NOTE 20 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent cash and cash equivalents, investments in short-term marketable securities, deferred income tax assets, prepaid pensions and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The fluctuation in corporate costs, including other income (expense), is due primarily to lower professional fees in 2005 associated with the Corporation’s efforts to meet the ongoing requirements of Sarbanes-Oxley in comparison to higher professional fees for such in 2004 (the initial year) as well as foreign exchange gains in 2005 versus foreign exchange losses in 2004 and 2003.

The accounting policies are the same as those described in Note 1.

ampco pittsburgh | 2005 annual report	40

	Net Sales			Income (Loss) from Continuing Operations Before Income Taxes
	2005	2004	2003	2005	2004	2003
Forged and Cast Rolls(1)	$171,243	$126,162	$110,431	$16,493	$(1,208)	$6,343
Air and Liquid Processing (2)	75,756	76,699	69,802	3,743	4,819	3,504

Total Reportable Segments	246,999	202,861	180,233	20,236	3,611	9,847
Corporate costs, including other income (expense)	—	—	—	(5,398)	(6,194)	(5,205)

	$246,999	$202,861	$180,233	$14,838	$(2,583)	$4,642

	Capital Expenditures			Depreciation Expense			Identifiable Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Forged and Cast Rolls	$3,337	$6,505	$7,383	$4,877	$4,536	$4,406	$125,769	$125,851	$129,618
Air and Liquid Processing	1,218	566	1,124	1,632	1,696	1,766	45,607	47,457	42,045
Corporate	312	80	18	60	41	42	70,493	64,636	62,485

	$4,867	$7,151	$8,525	$6,569	$6,273	$6,214	$241,869	$237,944	$234,148

	Net Sales(4)			Long-Lived Assets			Income (Loss) from Continuing Operations Before Income Taxes
Geographic Areas:	2005	2004	2003	2005	2004	2003	2005	2004	2003
United States(3)	$102,900	$101,925	$95,314	$93,002	$93,396	$93,205	$11,116	$278	$3,724
Foreign	144,099	100,936	84,919	7,277	7,906	6,547	3,722	(2,861)	918

	$246,999	$202,861	$180,233	$100,279	$101,302	$99,752	$14,838	$(2,583)	$4,642

(1)	Income (loss) from continuing operations before income taxes for 2005 includes proceeds from settlement of the Corporation’s business interruption insurance claim of $2,320 related to flooding in 2004.

(2)	Income (loss) from continuing operations before income taxes for 2005, 2004 and 2003 was impacted by litigation costs of $931, $972 and $2,285, respectively.

(3)	Income (loss) from continuing operations before income taxes for 2005 includes proceeds from settlement of the Corporation’s business interruption insurance claim of $2,320 related to flooding in 2004 and litigation costs of $937, $990 and $2,393 for 2005, 2004 and 2003, respectively.

(4)	Net sales are attributed to countries based on location of customer.

41	ampco pittsburgh | 2005 annual report

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
2005
Net sales	$58,894		$62,347		$56,632	$69,126
Gross profit(a)	10,908	(b)	13,487	(b)	12,017	15,608
Net income	1,503		3,146		2,110	8,277	(c)
Earnings per common share:
Basic	0.15		0.32		0.22	0.85	(c)
Diluted	0.15		0.32		0.21	0.84	(c)
2004
Net sales	$46,787		$53,646		$50,922	$51,506
Gross profit(a)	10,035		10,228		6,792	5,982
Net income (loss)	1,309		938		(1,780)	(3,066)
Earnings per common share:
Basic	0.14		0.10		(0.18)	(0.32)
Diluted	0.13		0.10		(0.18)	(0.32)

(a)	Gross profit excludes depreciation.

(b)	Includes proceeds from settlement of the Corporation’s business interruption insurance claim of $603 and $1,717 during the first and second quarters of 2005, respectively.

(c)	Includes the release of valuation allowances previously provided against deferred income tax assets primarily of the U. K. operation relating to net operating loss carryforwards which reduced the Corporation’s tax provision and improved net income by approximately $3,600 or $0.37 per common share.

ampco pittsburgh | 2005 annual report	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 presented on page 45 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania March 9, 2006

43	ampco pittsburgh | 2005 annual report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Effective internal control over financial reporting can only provide reasonable assurance that the objectives of the control process are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, the design of internal control over financial reporting includes the consideration of the benefits of each control relative to the cost of the control.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2005.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s annual report on internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ampco pittsburgh | 2005 annual report	44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Corporation and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania March 9, 2006

45	ampco pittsburgh | 2005 annual report

ITEM 9B.	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 which was not reported.

The Corporation submitted a Section 12(a) Chief Executive Officer Certification to the New York Stock Exchange in 2005.

ampco pittsburgh | 2005 annual report	46

– PART III –

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 74, Director since 2004; current term expires in 2006). Mr. Appel has been President of Appel Associates since May, 2003. Prior to May, 2003, he was a partner of Neuberger Berman (an investment advisory firm that was acquired by Lehman Brothers) for more than five years.(N)

Louis Berkman (age 97, Director since 1960; current term expires in 2008). Mr. Berkman has been Chairman Emeritus of the Board since March 2004. Prior to March 2004, he was Chairman of the Board of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company (steel products, fabricated metal products and industrial supplies).

Leonard M. Carroll (age 63, Director since 1996; current term expires in 2007). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years. He is also a director of Gateway Bank.

William D. Eberle (age 82, Director since 1982; current term expires in 2006). Mr. Eberle has been a private investor and consultant and Chairman of Manchester Associates, Ltd. For more than five years. He is also a director of America Service Group and Mid States, PLC.(N)

Paul A. Gould (age 60, Director since 2002; current term expires in 2006). Mr. Gould has been a Managing Director of Allen & Co., Inc., an investment banking company for more than five years. He is also a director of Liberty Media Corporation, Liberty Global, Inc. and Discovery Holding Company.(N)

William K. Lieberman (age 58, Director since 2004; current term expires in 2008). Mr. Lieberman has been President of The Lieberman Companies since 2003. For more than five years before 2003, he was Executive Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, an insurance firm.

Robert A. Paul (age 68, Director since 1970; current term expires in 2006). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company and director of National City Corporation.(N)

Laurence E. Paul (age 41, Director since 1998; current term expires in 2007). Mr. Paul has been a managing principal of Laurel Crown Capital, a private investment company since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. He is also a director of Biovail Corporation and Morton’s Restaurant Group, Inc.

Stephen E. Paul (age 38, Director since 2002; current term expires in 2008). Mr. Paul has been a managing principal of Laurel Crown Capital, a private investment company, since 2002. From 2001 to 2002 he was a Vice President of The Louis Berkman Company. He is also a director of Morton’s Restaurant Group, Inc.

Carl H. Pforzheimer, III (age 69, Director since 1982; current term expires in 2008). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than five years.

Ernest G. Siddons (age 72, Director since 1981; current term expires in 2007). Mr. Siddons was elected President and Chief Operating Officer in March 2004. Prior to that he was Executive Vice President and Chief Operating Officer of the Corporation for more than five years.

(N)	Nominee for election at the April 26, 2006 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

47	ampco pittsburgh | 2005 annual report

IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above), the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation(1), Business Experience Past Five Years

Rose Hoover (age 50). Ms. Hoover has been Vice President and Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 41). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for more than five years.

Terrence W. Kenny (age 46). Mr. Kenny has been Group Vice President of the Corporation for more than five years

Robert F. Schultz (age 58). Mr. Schultz has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

FAMILY RELATIONSHIPS

Louis Berkman is the father-in-law of Robert A. Paul, and grandfather of Laurence E. Paul and Stephen E. Paul (sons of Robert A. Paul). There are no other family relationships among the Directors and Executive Officers.

COMMITTEES

The various committees of the Board of Directors are currently comprised as follows:

Audit Committee: Carl H. Pforzheimer, III (Chairman), William D. Eberle, Leonard M. Carroll, Paul A. Gould and Robert J. Appel

Compensation Committee: William D. Eberle (Chairman), Robert J. Appel and Paul A. Gould

Executive Committee: Robert A. Paul (Chairman), Ernest G. Siddons, Leonard M. Carroll, William K. Lieberman and Carl H. Pforzheimer, III

Investment Committee: Robert A. Paul (Chairman), Ernest G. Siddons, Robert J. Appel and Paul A. Gould

Nominating and Corporate Governance Committee: Paul A. Gould (Chairman), William K. Lieberman and Carl H. Pforzheimer, III

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

ampco pittsburgh | 2005 annual report	48

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Carl H. Pforzheimer, III, Chairman of the Audit Committee, is a “financial expert” and “independent” as defined under applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2005, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

CODE OF ETHICS

The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s chief executive officer, chief financial officer, principal accounting officer and controller. Copies of both Codes are available on the Corporation’s website at www.ampcopittsburgh.com. In addition, the Corporation will provide without charge, upon request of any shareholder, a copy of the Codes as requested by written request to the Corporate Secretary, Ampco-Pittsburgh Corporation, 600 Grant Street, Suite 4600, Pittsburgh, PA 15219. The Corporation will make any required disclosures regarding amendments to, or waivers of, provisions of its Code of Business Conduct and Ethics and its separate Code of Ethics for its chief executive officer, chief financial officer, principal accounting officer and controller by posting such information on its website or by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 9, 2006.

49	ampco pittsburgh | 2005 annual report

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2005, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	415,000	$10.83	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	415,000		0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than Directors or Officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 9,829,497 shares outstanding as of March 8, 2006.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	2,363,842	(1)	24.05
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,805,542	(2)	18.37
Van Den Berg Management 805 Las Cimas Parkway Austin, TX 78746	810,998	(3)	8.25
Dimensional Fund Advisors Inc. 1299 Ocean Avenue Santa Monica, CA 90401	669,463	(4)	6.81

(1)	Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common stock. Robert A. Paul, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 38.49% of its common stock owned by his wife.

(2)	Reported in an amendment to Schedule 13D filed with the SEC in March 2003.

(3)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC disclosing it had shared and sole voting and dispositive power of these shares.

(4)	Reported as of December 31, 2005 on a Schedule 13G filed with the SEC in which it disclaims beneficial ownership and discloses it had sole voting and dispositive power of these shares which are held in portfolios of various investment vehicles.

ampco pittsburgh | 2005 annual report	50

The following table sets forth, as of March 8, 2006, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Louis Berkman	2,701,108	(1)(2)	27.48
Robert A. Paul	177,922	(2)(3)	1.81
Ernest G. Siddons	51,833	(4)	.53
Robert F. Schultz	15,200	(5)	.15
Terrence W. Kenny	12,500	(6)	.13
Rose Hoover	12,500	(7)	.13
Robert J. Appel	3,000		*
Paul A. Gould	3,000		*
Carl H. Pforzheimer, III	2,733	(8)	*
Leonard M. Carroll	1,500		*
Laurence E. Paul	1,000		*
Stephen E. Paul	1,000		*
William D. Eberle	1,000	(9)	*
William K. Lieberman	1,000	(10)	*
Directors and Executive Officers as a group (15 persons)	2,996,530	(11)	30.49

*	Less than .1%

(1)	Includes 215,000 shares owned directly, 120,000 shares that he has the right to acquire within sixty days pursuant to stock options, 2,363,842 shares owned by The Louis Berkman Investment Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation, of which Louis Berkman and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2)	The Louis Berkman Investment Company owns beneficially and of record 2,363,842 shares of the Corporation’s Common Stock. Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Investment Company.

(3)	Includes 42,889 shares owned directly, 120,000 shares that he has the right to acquire within sixty days pursuant to stock options, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which Robert A. Paul and Louis Berkman are Trustees.

(4)	Includes 1,833 shares owned jointly with his wife and 50,000 shares that he has the right to acquire within sixty days pursuant to stock options.

(5)	Includes 200 shares owned jointly with his wife and 15,000 shares that he has the right to acquire within sixty days pursuant to stock options.

(6)	Shares that he has the right to acquire within sixty days pursuant to stock options.

(7)	Shares that she has the right to acquire within sixty days pursuant to stock options.

(8)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(9)	Shares held by a trust of which he is a trustee.

(10)	Shares held jointly with his wife.

(11)	Includes 352,500 shares that certain officers have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

51	ampco pittsburgh | 2005 annual report

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2005, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,640,300. Additionally, The Louis Berkman Investment Company paid the Corporation $204,000 for certain administrative services. Louis Berkman was an officer, director and shareholder and Robert A. Paul was an officer and director of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2005	2004
Audit fees(a)	$654,520	$667,580
Audit-related fees(b)	13,425	10,000
Tax fees(c)	85,684	87,402
All other fees(d)	—	2,460

Total(e)	$753,629	$767,442

(a)	Fees for audit services for 2005 and 2004 consisted primarily of fees for the audit of the Corporation’s annual consolidated financial statements including restatement of the 2004 consolidated financial statements in 2005 and audit of management’s assessment of internal controls to meet the requirements of the Sarbanes-Oxley Act of 2002.

(b)	Fees for audit-related services related primarily to the audit of the Corporation’s employee benefit plans.

(c)	Fees for tax services related primarily to tax compliance which are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and assess amounts to be included in tax filings and consisted of review of income tax returns, calculation of extraterritorial income exclusion and licensing fees for use of tax software.

(d)	Fees for all other services billed consisted of permitted non-audit services related to review of a United Kingdom grant application in 2004.

(e)	The Audit Committee approved all fees in the years reported.

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

ampco pittsburgh | 2005 annual report	52

– PART IV –

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

• Consolidated Balance Sheets	22

• Consolidated Statements of Operations	23

• Consolidated Statements of Shareholders’ Equity	24

• Consolidated Statements of Cash Flow	25

• Notes to Consolidated Financial Statements	26

• Report of Independent Registered Public Accounting Firm	43

2.	Financial Statement Schedules

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

(4)	Instruments defining the rights of securities holders

a.	Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

Incorporated by reference to the Current Report on Form 8-K dated September 28, 1998.

53	ampco pittsburgh | 2005 annual report

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan

Incorporated by reference to the Quarterly Report on Form 10Q for the quarter ended March 31, 1996.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

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

c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(21)	Significant Subsidiaries

(23)	Consent of Expert Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ampco pittsburgh | 2005 annual report	54

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2006	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ Robert A. Paul
Director, Chairman and Chief Executive Officer Robert A. Paul

	By:	/s/ Ernest G. Siddons
Director, President and Chief Operating Officer Ernest G. Siddons

	By:	/s/ Marliss D. Johnson
Vice President, Controller and Treasurer (Principal Financial Officer) Marliss D. Johnson

55	ampco pittsburgh | 2005 annual report

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.

March 9, 2006	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ Robert J. Appel
Robert J. Appel

	By:	/s/ Louis Berkman
Louis Berkman

	By:	/s/ Leonard M. Carroll
Leonard M. Carroll

	By:	/s/ William D. Eberle
William D. Eberle

	By:	/s/ Paul A. Gould
Paul A. Gould

	By:	/s/ William K. Lieberman
William K. Lieberman

	By:	/s/ Laurence E. Paul
Laurence E. Paul

	By:	/s/ Stephen E. Paul
Stephen E. Paul

	By:	/s/ Carl H. Pforzheimer, III
Carl H. Pforzheimer, III

ampco pittsburgh | 2005 annual report	56

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		57
Report of Independent Registered Public Accounting Firm		58
Valuation and Qualifying Accounts	II	59

57	ampco pittsburgh | 2005 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 9, 2006; such consolidated financial statements and report thereon are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule II, Valuation and Qualifying Accounts of the Corporation listed in Item 15. This consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania March 9, 2006

ampco pittsburgh | 2005 annual report	58

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2005
Allowance for doubtful accounts	$956	$39	$—	$(302	)(2)	$(12)	$681
Valuation allowance against gross deferred income tax assets	$16,778	$—	$341	$(4,461	)(3)	$(1,128)	$11,530

Year ended December 31, 2004
Allowance for doubtful accounts	$543	$400	$—	$5		$8	$956
Valuation allowance against gross deferred income tax assets	$13,073	$—	$3,159	$(4	)(3)	$550	$16,778

Year ended December 31, 2003
Allowance for doubtful accounts	$1,468	$745	$—	$(1,682)		$12	$543
Valuation allowance against gross deferred income tax assets	$7,726	$—	$4,606	$—		$741	$13,073

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents recovery of accounts receivable customer balances previously written-off net of current year write-off of accounts receivable customer balances.

(3)	Reductions in tax valuation allowances reflect changes in the amount of deferred income tax assets expected to be realized, resulting in credits to the income tax provision (benefit) in the statements of operations.

(4)	Represents impact from changes in foreign currency exchange rates.

59	ampco pittsburgh | 2005 annual report

DIRECTORS AND OFFICERS

Robert A. Paul(1)(5)

Director

Chairman of the Board and Chief Executive Officer

Ernest G. Siddons(1)(5)

Director

President and Chief Operating Officer

Louis Berkman

Director

Chairman Emeritus

Chairman, The Louis Berkman Investment Company

Robert J. Appel(3)(5)

Director

President, Appel Associates

Leonard M. Carroll(1)(2)

Director

Managing Director, Seneca Capital Management, Inc.

William D. Eberle(2)(3)

Director

Private Investor

Paul A. Gould(2)(3)(4)(5)

Director

Managing Director, Allen & Company, Inc.

William K. Lieberman(1)(4)

Director

President, The Lieberman Companies

Laurence E. Paul

Director

Managing Principal, Laurel Crown Capital

Stephen E. Paul

Director

Managing Principal, Laurel Crown Capital

Carl H. Pforzheimer, III(1)(2)(4)

Director

Manager, Carl H. Pforzheimer & Co. LLC

Rose Hoover

Vice President and Corporate Secretary

Dee Ann Johnson

Vice President, Controller and Treasurer

Terrence W. Kenny

Group Vice President

Robert F. Schultz

Vice President Industrial Relations and Senior Counsel

(1)	Member of the Executive Committee

(2)	Member of the Audit Committee

(3)	Member of the Compensation Committee

(4)	Member of the Nominating and Governance Committee

(5)	Member of the Investment Committee

OPERATING COMPANIES

UNION ELECTRIC STEEL CORPORATION

Carnegie, Pennsylvania

Robert G. Carothers, President

www.uniones.com

Subsidiary Company:

The Davy Roll Company

Gateshead, England

Stephen A. Bell, Managing Director

www.davyroll.com

AEROFIN CORPORATION

Lynchburg, Virginia

David L. Corell, President

www.aerofin.com

BUFFALO AIR HANDLING COMPANY

Amherst, Virginia

William R. Phelps, President

www.buffaloair.com

BUFFALO PUMPS, INC.

North Tonawanda, New York

Charles R. Kistner, President

www.buffalopumps.com

ampco pittsburgh | 2005 annual report	64