Form 10-Q
period 2006-03-31
AMPCO PITTSBURGH CORP
filed 2006-05-10
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES X   NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES X   NO

On May 10, 2006, 9,829,997 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

Item 1 -	Legal Proceedings	18

Item 1A -	Risk Factors	18

Item 6 -	Exhibits	18

Signatures		20

Exhibit Index		21

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$5,155,128	$7,913,504
Short-term marketable securities	36,550,000	31,550,000
Receivables, less allowance for
doubtful accounts of $700,532 in
2006 and $681,316 in 2005	47,737,976	47,338,440
Inventories	52,263,725	48,535,732
Other	7,463,222	6,252,132
Total current assets	149,170,051	141,589,808
Property, plant and equipment, net	66,461,077	66,645,190
Prepaid pensions	27,168,828	26,418,828
Goodwill	2,694,240	2,694,240
Other noncurrent assets	4,706,171	4,521,072
	$250,200,367	$241,869,138

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$13,396,662	$14,877,426
Accrued payrolls and employee benefits	8,232,104	9,169,942
Industrial Revenue Bond debt	13,311,000	13,311,000
Other	20,388,245	16,675,055
Total current liabilities	55,328,011	54,033,423
Employee benefit obligations	27,828,011	27,610,185
Deferred income taxes	17,573,115	16,542,082
Other noncurrent liabilities	2,722,243	2,382,185
Total liabilities	103,451,380	100,567,875

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none
issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and
outstanding 9,829,497 shares in 2006
and 9,767,497 shares in 2005	9,829,497	9,767,497
Additional paid-in capital	105,283,202	104,425,502
Retained earnings	49,882,278	45,293,492
Accumulated other comprehensive loss	(18,245,990)	(18,185,228)
Total shareholders' equity	146,748,987	141,301,263
	$250,200,367	$241,869,138

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Net sales	$68,889,549	$58,894,052

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	51,866,887	47,985,845
Selling and administrative	7,625,895	6,947,178
Depreciation	1,729,272	1,692,846
Loss (gain) on disposition of assets	3,463	(4,165)
Total operating expenses	61,225,517	56,621,704

Income from operations	7,664,032	2,272,348

Other income (expense):
Interest expense	(153,415)	(104,612)
Other - net	789,119	(42,655)
	635,704	(147,267)

Income before income taxes	8,299,736	2,125,081

Income tax provision	2,728,000	622,000

Net income	$5,571,736	$1,503,081

Earnings per common share:

Net income per common share - basic	$0.57	$0.15
Net income per common share - dilutive	$0.56	$0.15

Cash dividends declared per share	$0.10	$0.10

Weighted average number of common
shares outstanding:

Basic shares	9,803,166	9,756,275
Dilutive shares	9,906,878	9,815,304

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Net cash flows provided by (used in)
operating activities	$3,729,754	$(5,576,557)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,466,923)	(633,942)
Purchases of short-term marketable
securities	(7,500,000)	(7,000,000)
Proceeds from sale of short-term
marketable securities	2,500,000	6,200,000

Net cash flows used in investing
activities	(6,466,923)	(1,433,942)

Cash flows from financing activities:
Proceeds from line of credit	-	2,234,361
Proceeds from the issuance of common stock	919,700	108,250
Dividends paid	(976,750)	(975,750)

Net cash flows (used in) provided by
financing activities	(57,050)	1,366,861

Effect of exchange rate changes on cash
and cash equivalents	35,843	44,426

Net decrease in cash and cash equivalents	(2,758,376)	(5,599,212)
Cash and cash equivalents at
beginning of period	7,913,504	11,339,514

Cash and cash equivalents at
end of period	$5,155,128	$5,740,302

Supplemental information:
Income tax payments	$93,750	$82,555
Interest payments	$151,269	$102,529

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.	Inventories

At March 31, 2006 and December 31, 2005, approximately 66% and 64%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2006	2005

Raw materials	$11,109	$11,299
Work-in-process	26,784	25,228
Finished goods	8,055	5,710
Supplies	6,316	6,299
	$52,264	$48,536

3. Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2006	2005

Land and land improvements	$4,300	$4,299
Buildings	25,217	25,211
Machinery and equipment	138,974	137,458
	168,491	166,968
Accumulated depreciation	(102,030)	(100,323)
	$66,461	$66,645

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2006	2005

Customer-related liabilities	$5,766	$5,338
Accrued utilities	3,398	1,717
Accrued sales commissions	3,048	2,700
Accrued income taxes	2,555	1,006
Other	5,621	5,914
	$20,388	$16,675

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the three months ended March 31, 2006 and 2005 consisted of:

	(in thousands)
	Three Months
	Ended March 31
	2006	2005

Balance at the beginning of the year	$3,786	$4,150
Satisfaction of warranty claims	(628)	(722)
Provision for warranty claims	686	525
Other, primarily impact from changes in foreign currency exchange rates	26	(49)
Balance at end of period	$3,870	$3,904

5.	Pension and Other Postretirement Benefits

Contributions for the three months ended March 31, 2006 and 2005 were as follows:

	(in thousands)
	2006	2005

U.S. pension benefits plans	$-	$-
Foreign pension benefits plan	$132	$148
Other postretirement benefits (e.g. net payments)	$183	$320
U.K. defined contribution plan	$99	$61

   Net periodic pension and other postretirement costs include the following components for the three months ended
   March 31, 2006 and 2005:

	(in thousands)
	U.S.		Foreign		Other
	Pension		Pension		Postretirement
	Benefits		Benefits		Benefit
	2006	2005	2006	2005	2006	2005

Service cost	$569	$566	$-	$-	$86	$76
Interest cost	1,720	1,684	533	560	198	192
Expected return on
plan assets	(3,122)	(2,657)	(519)	(492)	-	-
Amortization of prior service cost (benefit)	154	148	-	-	(112)	(137)
Actuarial (gain) loss	(67)	(34)	93	95	53	42
Net benefit (income) cost
	$(746)	$(293)	$107	$163	$225	$173

6. Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of March 31, 2006 approximated $19,819,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

In connection with the sale of certain subsidiaries in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000,000. No amount has been paid to date and based on experience while owning the subsidiaries, the Corporation expects that no amounts will become due.

During 2004, the Davy Roll operations received $1,498,000 (£800,000) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009.

See Note 10 regarding litigation and Note 11 for environmental matters.

7. Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) for the three months ended March 31, 2006 and 2005 consisted of:

	(in thousands)
	Three Months
	Ended March 31,
	2006	2005

Net income	$5,572	$1,503
Foreign currency translation adjustments	156	(613)
Adjustment to minimum pension liability	(237)	436
Unrealized holding losses on marketable
securities	(100)	(1)
Change in fair value of derivatives	120	853
Comprehensive income	$5,511	$2,178

8. Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of March 31, 2006, approximately $63,248,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through March 2010. As of March 31, 2006, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,174,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $771,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(673,000), net of income taxes, as of March 31, 2006. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(491,000) expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2006 and 2005, approximately $(98,000) and $(333,000), respectively, were released to pre-tax earnings.

Gains (losses) on foreign exchange transactions approximated $362,000 and $(126,000) for the three months ended March 31, 2006 and 2005, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2006, approximately 95% or $3,086,000 of anticipated commodity purchases over the next 12 months are hedged. The fair value of the contracts expected to be settled within the next 12 months approximated $1,699,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $1,076,000, net of income taxes, as of March 31, 2006. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $1,954,000 expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2006 and 2005, approximately $435,000 and $209,000, respectively, were released to pre-tax earnings.

9. Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Three Months Ended
	March 31,
	2006	2005
Net sales:
Forged and Cast Rolls	$47,389	$41,392
Air and Liquid Processing	21,501	17,502
Total Reportable Segments	$68,890	$58,894

Income before income taxes:
Forged and Cast Rolls	$7,389	$2,577
Air and Liquid Processing	1,380	952
Total Reportable Segments	8,769	3,529
Other expense, including corporate costs-net	(469)	(1,404)
Total	$8,300	$2,125

Income before income taxes for the Forged and Cast Rolls segment for the three months ended March 31, 2005 includes $603,000 of non-refundable advances towards settlement of a business interruption insurance claim (see Note 12).

Income before income taxes for the Air and Liquid Processing segment for the three months ended March 31, 2006 and 2005 includes the majority of the legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

10. Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases for the period covered by this report or as indicated:

Approximate open claims at end of period	16,700
Gross settlement and defense costs (in 000’s)	$2,156
Approximate claims settled or dismissed	315

Substantially all settlement and defense costs in the above table were paid by insurers.

Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. For example, approximately 6,700 claims filed in Mississippi were dismissed in 2005 as a result of tort reform in that state.

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for a substantial majority of its historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the Asbestos Liabilities.

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

Based on the Corporation’s claims experience to date with Asbestos Liabilities, the available insurance coverage, the identity of the subsidiaries that are named in the cases, and the identity of the Corporation’s and its subsidiaries’ insurers, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations for the period in which the costs, if any, are recognized. There can be no assurance that certain of the Corporation’s subsidiaries or the Corporation will not be subjected to significant additional claims in the future or that the subsidiaries’ ultimate liability with respect to claims for Asbestos Liability will not present significantly greater and longer lasting financial exposure than is represented by the pending claims. The Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $178,000 and $193,000 for the three months ended March 31, 2006 and 2005, respectively.

Other than insurance deductibles, the Corporation has not accrued for settlement or defense costs for pending claims for Asbestos Liability nor for settlement or defense costs for claims that may be asserted against the subsidiaries and the Corporation in the future. The Corporation has not had sufficient information to make a reasonable estimate of pending or future claims. In order to assist the Corporation in determining whether an estimate can be made of the potential liability for pending claims for Asbestos Liability and for claims for Asbestos Liability that may be asserted against the subsidiaries and the Corporation in the future, and the amount of any estimate, the Corporation has retained a claim evaluation firm. After the evaluation firm’s analysis is completed, if a reasonable estimate can be made the Corporation will accrue a liability for pending and future claims that may be asserted against the subsidiaries. Any such accrual will cover a period that will be determined after considering the claims analysis, and is likely to be material in amount. The Corporation is unable to predict when the claims analysis will be completed. At the same time that any accrual for Asbestos Liability would be made, the Corporation would accrue a receivable for related insurance proceeds expected to be collected when claims are actually paid. The Corporation has retained an insurance evaluation firm to assist it in analyzing the subsidiaries’ and the Corporation’s historical insurance as applied to any claims estimate. That analysis will address, among other things, the gaps in insurance coverage that could result from exhaustion of insurance subject to the Coverage Arrangement in a policy period for which there is no excess insurance, or in a policy period in which an insurer that issued excess coverage is insolvent. In the case of insurer insolvency, the subsidiaries could be required to pay amounts that would otherwise have been paid by the insolvent insurer in order to access other excess coverage. The timing of any such payments on account of insurance exhaustions would depend upon the magnitude and timing of future claims; the method in which losses would be allocated to various insurance policies; how settlement and defense costs would be covered by the insurance policies; and the effect of various policy terms and limits. As a result of these gaps in coverage, it is likely that any accrual for pending and future Asbestos Liability claims for the covered period would exceed the accrual for related insurance proceeds by a material amount.

11. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,100,000 accrued at March 31, 2006 is considered adequate based on information known to date.

12. Flood Damage

In September 2004, the Carnegie, Pennsylvania plant of the Corporation’s Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. Proceeds from the Corporation business interruption insurance claim approximated $2,320,000 of which $603,000 was received in the first quarter of 2005 and recorded as a reduction of costs of products sold (excluding depreciation) in the accompanying condensed consolidated statements of operations. The remaining proceeds were received in the second quarter of 2005.

 13. Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” which confirms that accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges and that allocation of fixed production overheads to inventories be based on normal capacity of the production facilities. The provisions of SFAS No. 151 became effective for the Corporation on January 1, 2006 and did not have a significant effect on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Shared-Based Payment” which requires companies to recognize compensation cost for stock options and other stock-based awards based on their fair value. Companies will no longer be permitted to follow the intrinsic value accounting method. The provisions of SFAS No. 123(R) became effective for the Corporation on January 1, 2006. The Corporation does not have any remaining options available for grant and granted options are fully vested; accordingly, the standard did not impact the Corporation’s financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” which provides guidance for the accounting and reporting of a change in accounting principle. It also applies to changes required by a newly-issued accounting pronouncement if that pronouncement does not provide such guidance. Previously, most changes in accounting principles were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods and became effective for the Corporation on January 1, 2006. Until the Corporation makes any such changes, the standard will not impact the Corporation’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which provides relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract. The Corporation is currently evaluating the impact of SFAS No. 155, which becomes effective for the Corporation on January 1, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment is benefiting from an increased level of steel production and a worldwide shortage of forged hardened steel rolls and, to a lesser extent, cast rolls. The demand arises from the addition of new steel plants and increased steel production, particularly in China, India and other parts of Asia, along with a reduction in the number of roll suppliers. For Union Electric Steel, the shortage of global forged roll capacity and the broad base of its customers are expected to keep the operations at capacity for the next several years. Demand for cast rolls from Davy Roll is also expected to remain high. The outlook for the segment for the foreseeable future is good with the expectation of materially improved sales and income from operations in 2006.

Each of the businesses within the Air and Liquid Processing segment is small and provides limited growth opportunities. The segment is focusing on expansion of their distribution networks and seeking additional products which will utilize excess manufacturing capacity, expertise, and sales distribution. Additionally, it is subject to multiple claims for personal injury alleged to result from asbestos-containing products as many as sixty years ago. The potential long-term impact is described fully in Note 10 to the condensed consolidated financial statements. The outlook for the segment in 2006, excluding asbestos litigation-related expense, is for increased sales with a modest improvement in income from operations.

Operations for the Three Months Ended March 31, 2006 and 2005

Net Sales. Net sales for the three months ended March 31, 2006 and 2005 were $68,890,000 and $58,894,000, respectively. A discussion of sales for the Corporation’s two segments is included below. Backlog (unfilled orders) approximated $351,802,000 and $202,547,000 at March 31, 2006 and 2005, respectively, and $312,272,000 at December 31, 2005. Although backlog has improved for both of the segments, the increase is principally attributable to the Forged and Cast Rolls segment. Approximately $161,434,000 of the March 31, 2006 backlog is scheduled for shipment after December 31, 2006.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 75.3% and 81.5% of net sales for the three months ended March 31, 2006 and 2005, respectively. The improvement is due primarily to better pricing and additional volume of the Forged and Cast Rolls segment. Costs of products sold for the three months ended March 31, 2005 includes $603,000 of non-refundable advances towards settlement of a business interruption insurance claim.

Selling and Administrative. The increase in selling and administrative expenses is principally attributable to higher commission expense resulting from increases in export sales.

Income from Operations. Income from operations for the three months ended March 31, 2006 and 2005, respectively, approximated $7,664,000 and $2,272,000, which included $603,000 of non-refundable advances towards settlement of a business interruption insurance claim. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales and operating income for the three months ended March 31, 2006 increased over the same period of the prior year due primarily to greater demand and improved margins. Backlog approximated $307,967,000 and $173,630,000 as of March 31, 2006 and 2005, respectively, and $275,597,000 as of December 31, 2005. The continued increase is reflective of global demand for products of both the U.S. and U.K. operations with capacity for certain rolls sold out through 2008. Approximately $158,752,000 of the March 31, 2006 backlog is scheduled for shipment after 2006.

Air and Liquid Processing. Sales and operating income for the three months ended March 31, 2006 improved from the comparable prior year quarter. Operating results for the air handling operation were slightly better than breakeven for the first quarter of 2006 in comparison to losses for the first quarter of 2005 while earnings for the pumps and heat-exchange coil businesses increased over the prior year due primarily to product mix. Backlog approximated $43,835,000 and $28,917,000 as of March 31, 2006 and 2005, respectively, and $36,675,000 as of December 31, 2005. The increase in each of these periods is attributable principally to improvement in orders for air handling units and, although quotation activity remains steady, margins are depressed due to significant competition and excess capacity in the industry. Approximately $2,682,000 of the March 31, 2006 backlog is scheduled for shipment after 2006.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2006 and 2005 approximated $636,000 and $(147,000), respectively. The change is due primarily to gains on foreign exchange transactions in 2006 versus losses on foreign exchange transactions in 2005. Additionally, dividends from the Chinese cast-roll joint venture company approximated $170,000 in 2006.

Income Taxes. The effective tax rate approximated 32.9% and 29.3% for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to income taxes on profitability of the U.K. operations. Although the U.K. operations were profitable in the prior year, valuation allowances previously provided against the deferred income tax assets attributable to net operating loss carryforwards were released as the year progressed, when the profits were earned, thereby offsetting any resulting income tax expense. Additionally, as a result of favorable earnings in 2005 and the expectation of income in future years sufficient to utilize a portion of the loss carryforwards, valuation allowances previously provided against deferred income tax assets attributable to net operating loss carryforwards of the U.K operation were released in the fourth quarter of 2005.

Net Income. As a result of the above, the Corporation’s net income for the three months ended March 31, 2006 and 2005 equaled $5,572,000 and $1,503,000, respectively.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities approximated $3,730,000 and $(5,577,000) for the three months ended March 31, 2006 and 2005, respectively. The improvement is attributable primarily to higher earnings.

Net cash flows used in investing activities were $(6,467,000) and $(1,434,000) for the three months ended March 31, 2006 and 2005, respectively. The change is attributable to additional capital expenditures and higher net purchases of short-term marketable securities. As of March 31, 2006, future capital expenditures totaling $3,819,000 have been approved.

Net cash flows (used in) provided by financing activities were $(57,000) and $1,367,000 for the three months ended March 31, 2006 and 2005, respectively. Dividends were paid at a rate of $0.10 per share for each of the three month periods. Issuance of stock under the Corporation’s stock option plan provided cash of $920,000 and $108,000 for the respective quarters. As of March 31, 2005, Davy Roll had borrowings outstanding under its line of credit of approximately $2,234,000.

The change in the value of local currencies against the dollar, principally the British pound, impacted cash and cash equivalents by $36,000 and $44,000 for the three months ended March 31, 2006 and 2005.

As a result of the above, cash and cash equivalents decreased $2,758,000 in 2006 and ended the quarter at $5,155,000 in comparison to $7,914,000 at December 31, 2005. Additionally, the Corporation had investments in short-term marketable securities of approximately $36,550,000 at March 31, 2006 versus $31,550,000 at December 31, 2005. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2006 was approximately $9,700,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 10 and 11 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended
December 31, 2005, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 13 to the condensed consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking statements that reflect the Corporation’s current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, of Part II of this Form 10-Q. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2005.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006.

(c) Changes in internal control over financial reporting. During the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1     Legal Proceedings

The information contained in Note 10 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A    Risk Factors

In addition to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, the following should be read in conjunction with the Risk Factor titled “Asbestos Litigation”:

We have retained a claim evaluation firm to help us determine whether we can estimate the potential liability of certain of our subsidiaries for pending and future asbestos claims, and the amount of any estimate. We have also retained an insurance evaluation firm to assist us in analyzing our historical insurance as applied to any claims estimate that we make. If we can make a reasonable estimate of the claims, we will accrue a liability for pending and future claims and associated defense costs covering a period we will determine after considering the claims analysis. Any accrual we make is likely to be material, and it is also likely to exceed the accrual we would make for related insurance proceeds by a material amount.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2006	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: May 10, 2006	BY: s/Marliss D. Johnson
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