Form 10-Q
period 2006-06-30
AMPCO PITTSBURGH CORP
filed 2006-08-09
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES X   NO

On August 9, 2006, 9,837,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	19

Item 1A -	Risk Factors	19

Item 4 -	Submission of Matters to a Vote of Security Holders	19

Item 6 -	Exhibits	19

Signatures		21

Exhibit Index		22

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$ 9,322,923	$ 7,913,504
Short-term marketable securities	37,050,000	31,550,000
Receivables, less allowance for
doubtful accounts of $717,574 in
2006 and $681,316 in 2005	51,286,414	47,338,440
Inventories	56,029,746	48,535,732
Other	7,626,683	6,252,132
Total current assets	161,315,766	141,589,808
Property, plant and equipment, net	67,099,460	66,645,190
Prepaid pensions	27,739,007	26,418,828
Goodwill	2,694,240	2,694,240
Other noncurrent assets	4,801,168	4,521,072
	$263,649,641	$241,869,138

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,855,410	$14,877,426
Accrued payrolls and employee benefits	9,554,278	9,169,942
Industrial Revenue Bond debt	13,311,000	13,311,000
Other	20,384,510	16,675,055
Total current liabilities	60,105,198	54,033,423
Employee benefit obligations	28,774,130	27,610,185
Deferred income taxes	18,377,177	16,542,082
Other noncurrent liabilities	3,877,752	2,382,185
Total liabilities	111,134,257	100,567,875

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none
issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and
outstanding 9,837,497 shares in 2006
and 9,767,497 shares in 2005	9,837,497	9,767,497
Additional paid-in capital	105,428,460	104,425,502
Retained earnings	55,455,589	45,293,492
Accumulated other comprehensive loss	(18,206,162)	(18,185,228)
Total shareholders' equity	152,515,384	141,301,263
	$263,649,641	$241,869,138

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Six Months Ended June 30,		Three Months Ended June		30,
2006 2005		2006 2005
Net sales	$ 144,344,227	$121,241,037	$ 75,454,678	$ 62,346,985

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	106,421,213	96,845,661	55,064,326	48,859,816
Selling and administrative	17,600,359	14,644,439	9,464,464	7,697,261
Depreciation	3,449,091	3,397,118	1,719,819	1,704,272
Loss (gain) on disposition
of assets	12,147	(1,343)	8,684	2,822
Total operating expenses	127,482,810	114,885,875	66,257,293	58,264,171

Income from operations	16,861,417	6,355,162	9,197,385	4,082,814

Other income (expense):
Interest expense	(328,673)	(246,985)	(175,258)	(142,373)
Other - net	1,410,052	(7,790)	620,933	34,865
	1,081,379	(254,775)	445,675	(107,508)

Income before income taxes	17,942,796	6,100,387	9,643,060	3,975,306
Income tax provision	5,814,000	1,451,000	3,086,000	829,000

Net income	$ 12,128,796	$ 4,649,387	$ 6,557,060	$ 3,146,306

Net income per common share:
Basic	$1.24	$ 0.48	$ 0.67	$ 0.32
Diluted	$ 1.22	$ 0.47	$ 0.66	$ 0.32

Cash dividends declared
per share	$ 0.20	$ 0.20	$ 0.10	$ 0.10

Weighted average number of
common shares outstanding:
Basic	9,818,329	9,756,889	9,833,326	9,757,497
Diluted	9,947,489	9,804,380	9,972,833	9,794,432

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Net cash flows provided by (used in)
operating activities	$11,193,819	$(5,136,589)

Cash flows from investing activities:

Purchases of property, plant and equipment	(3,348,014)	(1,833,833)
Purchases of short-term marketable securities	(14,200,000)	(19,000,000)
Proceeds from the sale of short-term
marketable securities	8,700,000	20,700,000
Proceeds from sale of assets	-	59,196

Net cash flows used in investing activities	(8,848,014)	(74,637)

Cash flows from financing activities:

Net proceeds from U.K. bank overdraft facility	-	1,693,012
Proceeds from the issuance of common stock	806,950	124,216
Dividends paid	(1,959,698)	(1,951,499)

Net cash flows used in financing activities	(1,152,748)	(134,271)

Effect of exchange rate changes on cash
and cash equivalents	216,362	214,941

Net increase (decrease) in cash and
cash equivalents	1,409,419	(5,130,556)

Cash and cash equivalents at beginning of period	7,913,504	11,339,514

Cash and cash equivalents at end of period	$9,322,923	$6,208,958

Supplemental information:
Income tax payments	$2,901,265	$865,536
Interest payments	$322,844	$241,434

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the six and three months ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.	Inventories

At June 30, 2006 and December 31, 2005, approximately 64.8% and 64.4%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2006	2005

Raw materials	$11,685	$11,299
Work-in-process	28,416	25,228
Finished goods	9,248	5,710
Supplies	6,681	6,299
	$56,030	$48,536

3. Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2006	2005

Land and land improvements	$4,301	$4,299
Buildings	25,253	25,211
Machinery and equipment	141,430	137,458
	170,984	166,968
Accumulated depreciation	(103,885)	(100,323)
	$67,099	$66,645

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2006	2005

Customer-related liabilities	$6,313	$5,338
Accrued sales commissions	3,899	2,700
Other	10,173	8,637
	$20,385	$16,675

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the six and three months ended June 30, 2006 and 2005 consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Balance at beginning of the period	$3,786	$4,150	$3,870	$3,904
Satisfaction of warranty claims	(1,344)	(1,666)	(716)	(944)
Provision for warranty claims	1,657	1,133	971	608
Other, primarily impact from
changes in foreign currency
exchange rates	191	(158)	165	(109)
Balance at end of the period	$4,290	$3,459	$4,290	$3,459

5. Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2006 and 2005 were as follows:

	(in thousands)
	2006	2005

U.S. pension benefits plans	$-	$-
Foreign pension benefits plan	$277	$287
Other postretirement benefits (e.g. net payments)	$365	$623
U.K. defined contribution plan	$450	$149

Net periodic pension and other postretirement costs include the following components for the six and three months ended June 30, 2006 and 2005:
	(in thousands)
	U.S. Pension Benefits
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$1,181	$1,133	$612	$567
Interest cost	3,502	3,368	1,782	1,684
Expected return on plan assets	(6,248)	(5,314)	(3,126)	(2,657)
Amortization of prior service cost	309	296	155	148
Actuarial (gain) loss	(59)	(68)	8	(34)
Net benefit income	$(1,315)	$(585)	$(569)	$(292)

	(in thousands)
	Foreign Pension Benefits
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Interest cost	$1,093	$1,104	$560	$544
Expected return on plan assets	(1,063)	(969)	(544)	(477)
Actuarial loss	189	187	96	92
Net benefit cost	$219	$322	$112	$159

	(in thousands)
	Other Postretirement Benefits
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Service cost	$171	$151	$85	$75
Interest cost	397	385	199	193
Amortization of prior service
benefit	(223)	(274)	(111)	(137)
Actuarial loss	106	84	53	42
Net benefit cost	$451	$346	$226	$173

6. Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of June 30, 2006 approximated $20,011,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

7. Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) for the six and three months ended June 30, 2006 and 2005 consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income	$12,129	$4,649	$6,557	$3,146
Foreign currency translation
adjustments	2,314	(2,167)	2,158	(1,553)
Adjustment to minimum pension
liability	(1,636)	1,520	(1,399)	1,084
Unrealized holding (losses)
gains on marketable securities	(97)	(153)	3	(153)
Change in fair value
of derivatives	(602)	2,411	(722)	1,558
Comprehensive income	$12,108	$6,260	$6,597	$4,082

8. Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of June 30, 2006, approximately $80,149,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through March 2010. As of June 30, 2006, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $785,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,941,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(1,497,000), net of income taxes, as of June 30, 2006. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(839,000) expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2006 and 2005, approximately $(370,000) and $(557,000), respectively, were released to pre-tax earnings, and during the three months ended June 30, 2006 and 2005, approximately $(272,000) and $(170,000), respectively, were released to pre-tax earnings.

Gains (losses) on foreign exchange transactions approximated $645,000 and $(216,000) for the six months ended June 30, 2006 and 2005, respectively, and $282,000 and $(90,000) for the three months ended June 30, 2006 and 2005, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Through May 2006, futures contracts approximating copper needs on a rolling 12-month basis were purchased. In June 2006, due to the volatility of copper prices, the increased backwardation in the market, and a shortened term for customer acceptance of a price quote, the Corporation revised its hedge strategy to a rolling three-month basis and cancelled various futures contracts resulting in a termination gain of approximately $1,900,000, which will be recorded in pre-tax earnings over the next twelve months when the projected sales occur. The net unamortized gain is recorded as a component of accumulated other comprehensive income (loss) and, as of June 30, 2006, approximated $1,186,000, net of income taxes.

At June 30, 2006, approximately 22% or $1,526,000 of anticipated commodity purchases over the next 12 months are hedged (approximately 87% of anticipated commodity purchases over the next 3 months). The fair value of these contracts approximated $(12,000). The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(8,000), net of income taxes, as of June 30, 2006. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $(12,000) expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2006 and 2005, approximately $1,091,000 and $353,000, respectively, were released to pre-tax earnings and during the three months ended June 30, 2006 and 2005, approximately $656,000 and $145,000, respectively, were released to pre-tax earnings.

9. Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net Sales:
Forged and Cast Rolls	$100,429	$83,283	$53,040	$41,891
Air and Liquid Processing	43,915	37,958	22,415	20,456
Total Reportable Segments	$144,344	$121,241	$75,455	$62,347

Income before income taxes:
Forged and Cast Rolls	$16,407	$6,943	$9,017	$4,366
Air and Liquid Processing	3,079	1,889	1,700	938
Total Reportable Segments	19,486	8,832	10,717	5,304
Other expense, including
corporate costs - net	(1,543)	(2,732)	(1,074)	(1,329)

Total	$17,943	$6,100	$9,643	$3,975

Income before income taxes for the Forged and Cast Rolls segment for the six and three months ended June 30, 2005 includes $2,320,000 and $1,717,000 of proceeds from settlement of the Corporation’s 2004 flood-related business interruption insurance claim (see Note 12).

Income before income taxes for the Air and Liquid Processing segment for the six and three months ended June 30, 2006 and 2005 includes the majority of the legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

10. Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases for the six months ended June 30, 2006:

Approximate open claims at end of period	14,900
Gross settlement and defense costs (in 000’s)	$5,421
Approximate claims settled or dismissed	1,462

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

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for a substantial majority of its historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the Asbestos Liabilities. In 2006, the Corporation concluded an agreement bringing into the Coverage Arrangement the only relevant historical primary insurer who had not previously participated in the Coverage Arrangement.

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

Based on the Corporation’s claims experience to date with Asbestos Liabilities, the available insurance coverage, the identity of the subsidiaries that are named in the cases, and the identity of the Corporation’s and its subsidiaries’ insurers, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations for the period in which the costs, if any, are recognized. There can be no assurance that certain of the Corporation’s subsidiaries or the Corporation will not be subjected to significant additional claims in the future or that the subsidiaries’ ultimate liability with respect to claims for Asbestos Liability will not present significantly greater and longer lasting financial exposure than is represented by the pending claims. The Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $304,000 and $126,000 for the six and three months ended June 30, 2006, respectively, in comparison to $429,000 and $236,000 for the same periods of the prior year.

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

11. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,000,000 accrued at June 30, 2006 is considered adequate based on information known to date.

12. Flood Damage

In September 2004, the Carnegie, Pennsylvania plant of the Corporation’s Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. Proceeds from the Corporation business interruption insurance claim approximated $2,320,000 (of which $1,717,000 was received in the second quarter of 2005 and $603,000 in the first quarter of 2005) and recorded as a reduction of costs of products sold (excluding depreciation) in the accompanying 2005 condensed consolidated statements of operations.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Corporation is currently evaluating the impact of Interpretation No. 48, which becomes effective for the Corporation on January 1, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment is benefiting from an increased level of steel and aluminum production and a worldwide shortage of forged hardened steel rolls and, to a lesser extent, certain cast roll products. The demand arises from the addition of new steel plants and increased steel production, particularly in China, India and other parts of Asia, along with a reduction in the number of roll suppliers. For Union Electric Steel, the shortage of global forged roll capacity, its current order backlog, and the broad base of its customers are expected to keep the operations at capacity for the next several years. Demand for cast rolls from Davy Roll is also expected to remain high. The outlook for the segment for the foreseeable future is good with the expectation of materially improved sales and income from operations in 2006.

Each of the businesses within the Air and Liquid Processing segment is small and provides limited growth opportunities. The segment is focusing on returning the air handling operation to profitability, expansion of distribution networks and seeking additional products which will utilize excess manufacturing capacity, expertise, and sales distribution. Additionally, it is subject to multiple claims for personal injury alleged to result from asbestos-containing products as many as sixty years ago. The potential long-term impact is described fully in Note 10 to the condensed consolidated financial statements. The outlook for the segment in 2006, excluding asbestos litigation-related expense, is for increased sales with a modest improvement in income from operations.

Operations for the Six Months Ended June 30, 2006 and 2005

Net Sales. Net sales for the six months ended June 30, 2006 and 2005 were $144,344,000 and $121,241,000, respectively, and $75,455,000 and $62,347,000, respectively, for the three months then ended. A discussion of sales for the Corporation’s two segments is included below. Backlog (unfilled orders) approximated $454,208,000 and $249,534,000 at June 30, 2006 and 2005, respectively, and $312,272,000 at December 31, 2005. Although backlog has improved for both of the segments, the increase is principally attributable to the Forged and Cast Rolls segment. Approximately $308,000,000 of the June 30, 2006 backlog is scheduled for shipment after December 31, 2006.

Costs of Products Sold. Costs of products sold, excluding depreciation, were 73.7% and 79.9% of net sales for the six months ended June 30, 2006 and 2005, respectively, and 73.0% and 78.4% of net sales for the three months ended June 30, 2006 and 2005, respectively. The improvement is due primarily to better pricing and additional volume of the Forged and Cast Rolls segment. Costs of products sold for the six and three months ended June 30, 2005 includes proceeds of $2,320,000 and $1,717,000, respectively, from settlement of the Corporation’s 2004 flood-related business interruption insurance claim.

Selling and Administrative. The increase in selling and administrative expenses for the six and three months ended June 30, 2006 in comparison to the same periods of 2005 is principally attributable to higher commission expense resulting from increases in export sales of the Forged and Cast Rolls segment.

Income from Operations. Income from operations for the six months ended June 30, 2006 and 2005 approximated $16,861,000 and $6,355,000, respectively, and $9,197,000 and $4,083,000 for the three months ended June 30, 2006 and 2005, respectively. A discussion of operating results for the Corporation’s two segments is included below. Additionally, pension income from the Corporation’s U.S. defined benefit plan is approximately $738,000 and $279,000 higher for the six and three months ended June 30, 2006, respectively, against the comparable prior year periods. The increase is attributable primarily to a higher expected return on plan assets. Based on recent actuarial estimates, net pension income for the year is expected to be approximately $900,000 higher in 2006 versus 2005. Income from operations for the six and three months ended June 30, 2005 also includes proceeds of $2,320,000 and $1,717,000, respectively, from settlement of the Corporation’s 2004 flood-related business interruption insurance claim.

Forged and Cast Rolls. Sales and operating income for the six and three months ended June 30, 2006 increased over the same periods of the prior year due primarily to greater demand for rolls, particularly forged, and improved margins. Backlog approximated $409,399,000 and $217,776,000 as of June 30, 2006 and 2005, respectively, and $275,597,000 as of December 31, 2005. The continued increase is reflective of global demand for products of both the U.S. and U.K. operations with capacity for certain types of rolls sold out through 2008. Approximately $302,000,000 of the June 30, 2006 backlog is scheduled for shipment after 2006.

Air and Liquid Processing.  Sales and operating income for the six and three months ended June 30, 2006 increased over the same periods of the prior year due principally to higher volumes and elimination of operating losses at the air handling business.  Although margins remain depressed, operating results improved on the higher volumes for this company.  Earnings for the pumps business approximated those of the prior year while operating results for the heat-exchange coil business were negatively impacted by product mix including a higher content of original equipment manufacturer work.  Backlog approximated $44,809,000 and $31,758,000 as of June 30, 2006 and 2005, respectively, and $36,675,000 as of December 31, 2005.  Approximately $6,000,000 of the June 30, 2006 backlog is scheduled for shipment after 2006.

Other Income (Expense). Other income (expense) for the six months ended June 30, 2006 and 2005 approximated $1,081,000 and $(255,000), respectively, and $446,000 and $(108,000) for the three months ended June 30, 2006 and 2005, respectively. The change is due primarily to higher interest income and gains on foreign exchange transactions in 2006 versus losses on foreign exchange transactions in 2005. Additionally, dividends from the Chinese cast-roll joint venture company approximated $170,000 for the six months ended June 30, 2006.

Income Taxes. The effective tax rate approximated 32.4% and 23.8% for the six months ended June 30, 2006 and 2005, respectively, and 32.0% and 20.9% for the three months ended June 30, 2006 and 2005, respectively. The increase is primarily attributable to income taxes on profitability of the U.K. operations. Although the U.K. operations were profitable in the prior year, valuation allowances previously provided against the deferred income tax assets attributable to net operating loss carryforwards were released as the year progressed, when the profits were earned, thereby offsetting any resulting income tax expense. Additionally, as a result of favorable earnings in 2005 and the expectation of income in future years sufficient to utilize a portion of the loss carryforwards, valuation allowances previously provided against deferred income tax assets attributable to net operating loss carryforwards of the U.K operation were released in the fourth quarter of 2005.

Net Income. As a result of the above, the Corporation’s net income for the six months ended June 30, 2006 and 2005 equaled $12,129,000 and $4,649,000, respectively, and $6,557,000 and $3,146,000, respectively, for the three months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities approximated $11,194,000 and $(5,137,000) for the six months ended June 30, 2006 and 2005, respectively. The improvement is attributable primarily to higher earnings.

Net cash flows used in investing activities were $(8,848,000) and $(75,000) for the six months ended June 30, 2006 and 2005, respectively. The change is attributable to capital expenditures and higher net purchases of short-term marketable securities. As of June 30, 2006, future capital expenditures totaling approximately $4,300,000 have been approved.

Net cash flows used in financing activities were $(1,153,000) and $(134,000) for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2005, Davy Roll had borrowings under its bank overdraft facility of $1,616,000. Dividends were paid at a rate of $0.20 per share for each of the six month periods and issuance of stock under the Corporation’s stock option plan provided cash of $807,000 and $124,000 for the respective six month periods.

The change in the value of local currencies against the dollar, principally the British pound, impacted cash and cash equivalents by $216,000 and $215,000 for the six months ended June 30, 2006 and 2005, respectively.

As a result of the above, cash and cash equivalents increased $1,410,000 in 2006 and ended the period at $9,323,000 in comparison to $7,914,000 at December 31, 2005. Additionally, the Corporation had investments in short-term marketable securities of approximately $37,050,000 at June 30, 2006 versus $31,550,000 at December 31, 2005. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2006 was approximately $10,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2006.

(c) Changes in internal control over financial reporting. During the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1   Legal Proceedings

The information contained in Note 10 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A   Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Items 2-3  None

Item 4   Submission of Matters to a Vote of Security Holders

On April 26, 2006 at the annual meeting of shareholders, the following individuals were elected directors of the
Corporation by the following votes:

	For	Withheld

Robert A. Paul	9,670,505	6,283
Robert J. Appel	9,668,405	8,383
William D. Eberle	9,660,607	16,181
Paul A. Gould	9,669,605	7,183

Item 5    None

Item 6     Exhibits

(3) Articles of Incorporation and By-laws

(a)	Articles of Incorporation

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2006	BY: ________________________
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: August 9, 2006	BY: _________________________
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