Form 10-Q
period 2006-09-30
AMPCO PITTSBURGH CORP
filed 2006-11-08
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES X   NO

On November 8, 2006, 9,837,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	21

Item 1A -	Risk Factors	21

Item 6 -	Exhibits	21

Signatures		22

Exhibit Index		23

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$10,559,718	$7,913,504
Short-term marketable securities	37,417,385	31,550,000
Receivables, less allowance for
doubtful accounts of $725,418 in
2006 and $681,316 in 2005	56,860,261	47,338,440
Inventories	53,514,038	48,535,732
Other	6,959,291	6,252,132
Total current assets	165,310,693	141,589,808
Property, plant and equipment, net	67,210,558	66,645,190
Prepaid pensions	28,399,097	26,418,828
Goodwill	2,694,240	2,694,240
Other noncurrent assets	4,634,485	4,521,072
	$268,249,073	$241,869,138

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$14,299,314	$14,877,426
Accrued payrolls and employee benefits	9,963,882	9,169,942
Industrial Revenue Bond debt	13,311,000	13,311,000
Other	21,330,659	16,675,055
Total current liabilities	58,904,855	54,033,423
Employee benefit obligations	29,039,758	27,610,185
Deferred income taxes	18,882,710	16,542,082
Other noncurrent liabilities	3,037,359	2,382,185
Total liabilities	109,864,682	100,567,875

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none
issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and
outstanding 9,837,497 shares in 2006
and 9,767,497 shares in 2005	9,837,497	9,767,497
Additional paid-in capital	105,428,460	104,425,502
Retained earnings	61,116,186	45,293,492
Accumulated other comprehensive loss	(17,997,752)	(18,185,228)
Total shareholders' equity	158,384,391	141,301,263
	$268,249,073	$241,869,138

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Nine Months Ended Sept.30,         Three Months Ended Sept.30,
         2006           2005          2006           2005

Net sales	$223,412,730	$177,872,725	$79,068,503	$56,631,688

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	164,778,720	141,460,631	58,357,507	44,614,970
Selling and administrative	26,892,827	22,109,756	9,292,468	7,465,317
Depreciation	5,067,342	5,038,070	1,618,251	1,640,952
Loss (gain) on disposition
of assets	4,120	(35,891)	(8,027)	(34,548)
Total operating expenses	196,743,009	168,572,566	69,260,199	53,686,691

Income from operations	26,669,721	9,300,159	9,808,304	2,944,997

Other income (expense):
Interest expense	(514,964)	(389,586)	(186,291)	(142,601)
Other - net	1,505,386	275,271	95,334	283,061
	990,422	(114,315)	(90,957)	140,460

Income before income taxes	27,660,143	9,185,844	9,717,347	3,085,457
Income tax provision	8,887,000	2,427,000	3,073,000	976,000

Net income	$18,773,143	$6,758,844	$6,644,347	$2,109,457

Net income per common share:
Basic	$1.91	$0.69	$0.68	$0.22
Diluted	$1.88	$0.69	$0.67	$0.21

Cash dividends declared
per share	$0.30	$0.30	$0.10	$0.10

Weighted average number of
common shares outstanding:
Basic	9,824,789	9,757,978	9,837,497	9,760,120
Diluted	9,960,206	9,812,291	9,981,833	9,820,832

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Sept. 30,
	2006	2005

Net cash flows provided by operating activities	$15,248,948	$2,003,802

Cash flows from investing activities:

Purchases of property, plant and equipment	(4,962,086)	(3,205,748)
Purchases of short-term marketable securities	(50,850,000)	(29,200,000)
Proceeds from the sale of short-term
marketable securities	45,100,000	25,005,000
Proceeds from the sale of assets	850	59,196

Net cash flows used in investing activities	(10,711,236)	(7,341,552)

Cash flows from financing activities:

Proceeds from the issuance of common stock	806,950	178,278
Dividends paid	(2,943,449)	(2,927,249)

Net cash flows used in financing activities	(2,136,499)	(2,748,971)

Effect of exchange rate changes on cash
and cash equivalents	245,001	203,181

Net increase (decrease) in cash and
cash equivalents	2,646,214	(7,883,540)

Cash and cash equivalents at beginning of period	7,913,504	11,339,514

Cash and cash equivalents at end of period	$10,559,718	$3,455,974

Supplemental information:
Income tax payments	$5,491,763	$1,459,837
Interest payments	$509,960	$378,452

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the nine and three months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

2.	Inventories

At September 30, 2006 and December 31, 2005, approximately 58.7% and 64.4%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2006	2005

Raw materials	$12,640	$11,299
Work-in-process	25,867	25,228
Finished goods	7,899	5,710
Supplies	7,108	6,299
	$53,514	$48,536

3. Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2006	2005

Land and land improvements	$4,302	$4,299
Buildings	25,497	25,211
Machinery and equipment	142,872	137,458
	172,671	166,968
Accumulated depreciation	(105,460)	(100,323)
	$67,211	$66,645

4. Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2006	2005

Customer-related liabilities	$7,212	$5,338
Accrued sales commissions	3,949	2,700
Other	10,170	8,637
	$21,331	$16,675

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Balance at beginning of the period	$3 786	$4,150	$4,290	$3,459
Satisfaction of warranty claims	(2,101)	(2,397)	(757)	(731)
Provision for warranty claims	2,769	1,798	1,112	665
Other, primarily impact from
changes in foreign currency
exchange rates	224	(198)	33	(40)
Balance at end of the period	$4,678	$3,353	$4,678	$3,353

5.	Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2006 and 2005 were as follows:

	(in thousands)
	2006	2005

U.S. pension benefits plans	$-	$-
Foreign pension benefits plan	$425	$415
Other postretirement benefits (e.g. net payments)	$518	$824
U.K. defined contribution plan	$299	$253

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	U.S. Pension Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$1,771	$1,532	$590	$399
Interest cost	5,254	5,123	1,752	1,755
Expected return on plan assets	(9,372)	(7,958)	(3,124)	(2,644)
Amortization of prior service cost	463	444	154	148
Actuarial gain	(89)	(84)	(30)	(16)
Net benefit income	$(1,973)	$(943)	$(658)	$(358)

	(in thousands)
	Foreign Pension Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Interest cost	$1,666	$1,630	$573	$526
Expected return on plan assets	(1,620)	(1,430)	(557)	(461)
Actuarial loss	288	276	99	89
Net benefit cost	$334	$476	$115	$154

	(in thousands)
	Other Postretirement Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Service cost	$302	$227	$ 131	$ 76
Interest cost	611	578	214	193
Amortization of prior service
benefit	(335)	(411)	(112)	(137)
Actuarial loss	207	125	101	41
Net benefit cost	$785	$519	$ 334	$ 173

6. Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of September 30, 2006 approximated $20,067,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

In connection with the sale of certain subsidiaries in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000,000. No amount has been paid to date, and based on experience while owning the subsidiaries the Corporation expects that no amounts will become due.

During 2004, the Davy Roll operation received $1,498,000 (£800,000) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009. At this date, Davy’s level of employment exceeds the targeted level of employment; accordingly, no liability has been recorded.

See Note 10 regarding litigation and Note 11 for environmental matters.

7. Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net income	$18,773	$6,759	$6,644	$2,109
Foreign currency translation
adjustments	2,705	(2,639)	391	(472)
Adjustment to minimum pension
liability	(1,919)	1,862	(283)	342
Unrealized holding (losses)
gains on marketable securities	(17)	(96)	80	57
Change in fair value of
derivatives	(582)	2,861	20	451
Comprehensive income	$18,960	$8,747	$6,852	$2,487

8. Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of September 30, 2006, approximately $73,484,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through March 2010. As of September 30, 2006, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,028,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,150,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(944,000), net of income taxes, as of September 30, 2006. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(571,000) expected to be released to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2006 and 2005, approximately $(591,000) and $(692,000), respectively, were released to pre-tax earnings, and during the three months ended September 30, 2006 and 2005, approximately $(221,000) and $(135,000), respectively, were released to pre-tax earnings.

Gains (losses) on foreign exchange transactions approximated $665,000 and $(89,000) for the nine months ended September 30, 2006 and 2005,

respectively, and $21,000 and $127,000 for the three months ended September 30, 2006 and 2005, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Through May 2006, futures contracts approximating copper needs on a rolling 12-month basis were purchased. In June 2006, due to the volatility of copper prices, the increased backwardation in the market, and a shortened term for customer acceptance of a price quote, the Corporation revised its hedge strategy to a rolling three-month basis and cancelled various futures contracts resulting in a pre-tax termination gain of approximately $2,215,000, which will be amortized to pre-tax earnings when the projected sales occur (through approximately June 2007). The net unamortized gain is recorded as a component of accumulated other comprehensive income (loss) and approximated $640,000, net of income taxes, as of September 30, 2006. During the nine and three months ended September 30, 2006, approximately $618,000 was released to pre-tax earnings.

At September 30, 2006, approximately 87% or $1,548,000 of anticipated copper purchases over the next 3 months are hedged. The fair value of these contracts approximated $9,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $6,000, net of income taxes, as of September 30, 2006. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $9,000 expected to be released to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2006 and 2005, approximately $1,490,000 and $485,000, respectively, were released to pre-tax earnings and during the three months ended September 30, 2006 and 2005, approximately $26,000 and $131,000, respectively, were released to pre-tax earnings.

9. Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.
	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Net Sales:
Forged and Cast Rolls	$154,897	$121,435	$54,468	$38,152
Air and Liquid Processing	68,516	56,438	24,601	18,480
Total Reportable Segments	$223,413	$177,873	$79,069	$56,632

Income before income taxes:
Forged and Cast Rolls	$26,088	$10,654	$9,681	$3,711
Air and Liquid Processing	4,693	2,617	1,613	728
Total Reportable Segments	30,781	13,271	11,294	4,439
Other expense, including
corporate costs - net	(3,121)	(4,085)	(1,577)	(1,354)

Total	$27,660	$9,186	$9,717	$3,085

Income before income taxes for the Forged and Cast Rolls segment for the nine months ended September 30, 2005 includes $2,320,000 of proceeds from settlement of the Corporation’s 2004 flood-related business interruption insurance claim (see Note 12).

Income before income taxes for the Air and Liquid Processing segment for the periods presented includes the majority of the legal and case management costs associated with personal injury claims and insurance recovery litigation related to asbestos-containing product and indemnity payments not expected to be recovered from insurance carriers (see Note 10).

10. Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s subsidiaries (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50 and often over 100) in cases filed in various state and federal courts. The following table reflects information about these cases for the nine months ended September 30, 2006:

Approximate open claims at end of period	15,230
Gross settlement and defense costs (in 000’s)	$8,502
Approximate claims settled or dismissed	1,863

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

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for its historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the Asbestos Liabilities.
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

Based on the Corporation’s claims experience to date with Asbestos Liabilities, the available insurance coverage, the identity of the subsidiaries that are named in the cases, and the identity of the Corporation’s and its subsidiaries’ insurers, the Corporation believes that the pending legal proceedings will not have a material adverse effect on its consolidated financial condition or liquidity. The outcome of particular lawsuits, however, could be material to the consolidated results of operations for the period in which the costs, if any, are recognized. There can be no assurance that certain of the Corporation’s subsidiaries or the Corporation will not be subjected to significant additional claims in the future or that the subsidiaries’ ultimate liability with respect to claims for Asbestos Liability will not present significantly greater and longer lasting financial exposure than is represented by the pending claims. The Corporation incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. Those costs amounted to approximately $356,000 and $53,000 for the nine and three months ended September 30, 2006, respectively, in comparison to $762,000 and $332,000 for the same periods of the prior year.

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

11. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The potential liability for all environmental proceedings was increased as of September 30, 2006 by approximately $335,000 for additional environmental costs expected to be incurred relating to the remediation of real estate previously owned by a discontinued operation. In the opinion of management, the resulting potential liability for all environmental proceedings of approximately $2,300,000 at September 30, 2006 is considered adequate based on information known to date.

12. Flood Damage

In September 2004, the Carnegie, Pennsylvania plant of the Corporation’s Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. In 2005, the Corporation received approximately $2,320,000 of proceeds from its business interruption insurance claim which were recorded as a reduction of costs of products sold (excluding depreciation) in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. It does not require any new fair value measures. SFAS No. 157 becomes effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, and 132(R)”, which requires companies to recognize the overfunded or underfunded status of a defined benefit pension plan (other than a multi-employer plan) or other postretirement plan as an asset or liability, respectively, in the statement of financial position. The funded status of a plan is measured as of year end and generally represents the difference between the fair value of plan assets and the related benefit obligation, as defined by SFAS No. 158. Additionally, unamortized actuarial gains/losses and prior service costs/benefits will now be required to be recognized as a component of accumulated other comprehensive income (loss), net of income tax, instead of as component of the pension asset or liability. SFAS No. 158 does not change how net periodic pension and other postretirement benefit costs are calculated or reported. The Corporation is currently evaluating the impact of SFAS No.

158, which becomes effective for the Corporation on December 31, 2006. Based on the funded status of its defined benefit pension plans and other postretirement benefits plan as of December 31, 2005 (the most recent measurement date), adoption of SFAS No. 158 would eliminate the pension asset of $26 million, increase liabilities by approximately $3 million, and, after provision for income tax, reduce shareholders’ equity by approximately $19 million. These estimates may vary from the actual impact of implementing this standard as the ultimate amounts recorded will be dependent on the December 31, 2006 actuarial valuations and the related assumptions (such as discount rates, rate of increases in compensation, mortality rates, assumed rates of return) used. Changes in these assumptions since the last measurement date would increase or decrease the impact of adopting SFAS No. 158 on the Corporation’s consolidated financial statements. The majority of the impact is attributable to the Corporation’s U.S. defined benefit plan. Although this plan was fully funded as of December 31, 2005, unamortized actuarial losses and prior service cost of approximately $26 million which were recorded as a component of the pension asset will now be required to be classified as a component of accumulated other comprehensive loss and presented net of income tax.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment is benefiting from an increased level of steel and aluminum production and a worldwide shortage of forged-hardened steel rolls and, to a lesser extent, certain cast-roll products. The demand arises from the addition of new steel plants and increased steel production, particularly in China, India and other parts of Asia, along with a reduction in the number of roll suppliers.

For Union Electric Steel, the shortage of global forged-roll capacity, its current order backlog, and the broad base of its customers are expected to keep the operations at capacity for the next several years. Demand for cast rolls from Davy Roll is also expected to remain high. The outlook for the segment for the foreseeable future is good with the expectation of materially improved sales and income from operations for the full year ending December 31, 2006 as compared with 2005.

Each of the businesses within the Air and Liquid Processing segment is small and provides limited growth opportunities. The segment is focusing on returning the air handling operation to profitability and expansion of its distribution networks. Additionally, it is subject to multiple claims for personal injury alleged to result from asbestos-containing products as many as sixty years ago. The potential long-term impact is described fully in Note 10 to the condensed consolidated financial statements. The outlook for the segment for the full year ending December 31, 2006 as compared with 2005, excluding asbestos litigation-related expense, is for increased sales with a modest improvement in income from operations.

Operations for the Nine and Three Months Ended September 30, 2006 and 2005

Net Sales. Net sales for the nine months ended September 30, 2006 and 2005 were $223,413,000 and $177,873,000, respectively, and $79,069,000 and $56,632,000, respectively, for the three months then ended. A discussion of sales for the Corporation’s two segments is included below. Backlog (unfilled orders) approximated $541,606,000 and $289,246,000 at September 30, 2006 and 2005, respectively, and $312,272,000 at December 31, 2005. Although backlog has improved for both of the segments, the increase is principally attributable to the Forged and Cast Rolls segment. The September 30, 2006 backlog includes approximately $462,000,000 of orders scheduled for shipment after December 31, 2006 (with $227,000,000 of this amount scheduled for shipment after December 31, 2007).

Costs of Products Sold. Costs of products sold, excluding depreciation, were 73.8% and 79.5% of net sales for the nine months ended September 30, 2006 and 2005, respectively, and 73.8% and 78.8% of net sales for the three months ended September 30, 2006 and 2005, respectively. The improvement is due primarily to better pricing and additional volume for the Forged and Cast Rolls segment. Costs of products sold for the nine months ended September 30, 2005 includes proceeds of $2,320,000 from settlement of the Corporation’s 2004 flood-related business interruption insurance claim.

Selling and Administrative. The increase in selling and administrative expenses for the nine and three months ended September 30, 2006 in comparison to the same periods of 2005 is principally attributable to higher commission expense resulting from increases in export sales of the Forged and Cast Rolls segment.

Income from Operations. Income from operations for the nine months ended September 30, 2006 and 2005 approximated $26,670,000 and $9,300,000, respectively, and $9,808,000 and $2,945,000 for the three months then ended. A discussion of operating results for the Corporation’s two segments is included below. Additionally, pension income from the Corporation’s U.S. defined benefit plan is approximately $1,030,000 and $300,000 higher for the nine and three months ended September 30, 2006, respectively, against the comparable prior year periods. The increase is attributable primarily to the higher expected return on plan assets. Income from operations for the nine months ended September 30, 2005 also includes proceeds of $2,320,000 from settlement of the Corporation’s 2004 flood-related business interruption insurance claim.

Forged and Cast Rolls. Sales and operating income for the nine and three months ended September 30, 2006 increased over the same periods of the prior year due primarily to greater demand for both forged and cast rolls and improved margins. Backlog approximated $498,234,000 and $256,152,000 as of September 30, 2006 and 2005, respectively, and $275,597,000 as of December 31, 2005. The increase is reflective of global demand for products of both the U.S. and U.K. operations with capacity for certain types of rolls sold out through 2008. The September 30, 2006 backlog includes approximately $444,000,000 of orders scheduled for shipment after December 31, 2006 (with $227,000,000 of this amount scheduled for shipment after December 31, 2007).

Air and Liquid Processing.  Sales and operating income for the nine and three months ended September 30, 2006 increased over the same periods of the prior year due principally to higher volumes and elimination of operating losses at the air handling business. Although margins remain depressed, operating results improved as a result of higher volumes for this company. Earnings for the pumps and heat-exchange coil businesses approximated those of the prior year. Backlog approximated $43,372,000 and $33,094,000 as of September 30, 2006 and 2005, respectively, and $36,675,000 as of December 31, 2005. Approximately $18,000,000 of the September 30, 2006 backlog is scheduled for shipment after 2006.

Other Income (Expense). Other income (expense) for the nine months ended September 30, 2006 and 2005 approximated $990,000 and $(114,000), respectively. The improvement is due primarily to higher interest income and gains on foreign exchange transactions in 2006 versus losses on foreign exchange transactions in 2005. The increase is offset by an additional provision of approximately $335,000 for environmental costs estimated to be incurred relating to the remediation of real estate previously owned by a discontinued operation. Other income (expense) for the three months ended September 30, 2006 and 2005 approximated $(91,000) and $140,000, respectively. While interest income improved over the comparable prior year period, the increase was offset by the additional environmental provision.

Income Taxes. The effective tax rate approximated 32.1% and 26.4% for the nine months ended September 30, 2006 and 2005, respectively. The increase is primarily attributable to provision for income taxes on profitability of the

U.K. operations. Although the U.K. operations were profitable in the prior year, valuation allowances previously provided against the deferred income tax assets attributable to net operating loss carryforwards were released as the year progressed, when the profits were earned, thereby offsetting any resulting income tax expense. Additionally, as a result of favorable earnings in 2005 and the expectation of income in future years sufficient to utilize a portion of the loss carryforwards, valuation allowances previously provided against deferred income tax assets attributable to net operating loss carryforwards of the U.K operation were released in the fourth quarter of 2005.

Net Income. As a result of the above, the Corporation’s net income for the nine months ended September 30, 2006 and 2005 equaled $18,773,000 and $6,759,000, respectively, and $6,644,000 and $2,109,000, respectively, for the three months ended September 30, 2006 and 2005.

Liquidity and Capital Resources

Net cash flows provided by operating activities approximated $15,249,000 and $2,004,000 for the nine months ended September 30, 2006 and 2005, respectively. The improvement is attributable primarily to higher earnings. The increase in accounts receivable, inventories and other current liabilities at September 30, 2006 in comparison to December 31, 2005 relates generally to the higher volumes of business. Accounts receivable increased as a result of higher sales, inventories increased due to the larger backlogs, and other current liabilities increased because of additional customer-related liabilities including warranties and deposits received on future orders.

Net cash flows used in investing activities were $(10,711,000) and $(7,342,000) for the nine months ended September 30, 2006 and 2005, respectively. The change is attributable to higher capital expenditures and additional investments in short-term marketable securities. As of September 30, 2006, future capital expenditures totaling approximately $4,528,000 have been approved.

Net cash flows used in financing activities were $(2,136,000) and $(2,749,000) for the nine months ended September 30, 2006 and 2005, respectively. Dividends were paid at a rate of $0.30 per share for each of the nine month periods and issuance of stock under the Corporation’s stock option plan provided cash of $807,000 and $178,000 for the respective nine month periods.

The change in the value of local currencies against the dollar, principally the British pound, impacted cash and cash equivalents by $245,000 and $203,000 for the nine months ended September 30, 2006 and 2005, respectively.

As a result of the above, cash and cash equivalents increased $2,646,000 in 2006 and ended the period at $10,560,000 in comparison to $7,914,000 at December 31, 2005. Additionally, the Corporation has investments in short-term marketable securities of approximately $37,417,000 at September 30, 2006 versus $31,550,000 at December 31, 2005. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2006 was approximately $10,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

Forward-looking statements are identified by the use of the words “believe,” “expect,” “anticipate,” “estimate,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, of Part II of this Form 10-Q. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise.

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

Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the

Corporation’s disclosure controls and procedures were effective as of September 30, 2006.

(c) Changes in internal control over financial reporting. During the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 8, 2006	BY: s/Robert A. Paul________
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: November 8, 2006	BY: s/Marliss D. Johnson_____
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