Form 10-K
period 2006-12-31
AMPCO PITTSBURGH CORP
filed 2007-03-08
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No_☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2006 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $196 million.

As of March 7, 2007, 9,837,497 common shares were outstanding.

Documents Incorporated by Reference: Part III, Item 11 of this report incorporates by reference certain information from the Proxy Statement dated March 8, 2007.

5	ampco pittsburgh | 2006 annual report

– PART I –

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2006 are set forth in Note 20 (Business Segments) on page 45 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is the one of the largest producer of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets.

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

In the Forged and Cast Rolls segment one customer constituted approximately 11% of the sales of the segment in 2006. Contracts that may be subject to renegotiation or termination are not material to the Corporation. The Corporation’s businesses are not seasonal but are subject to the cyclical nature of the industries and markets served.

For additional information on the products produced and financial information about each segment, see page 4 and Note 20 (Business Segments) on page 45 of this Annual Report on Form 10-K.

ampco pittsburgh | 2006 annual report	6

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

Backlog

The backlog of orders at December 31, 2006 was approximately $590 million compared to a backlog of $312 million at year-end 2005. Approximately $316 million of those orders is expected to be filled beyond 2007.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.5 million in 2006, $1.2 million in 2005 and $750,000 in 2004.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2006 and such expenditures are not expected to be material in 2007.

Employees

On December 31, 2006, the Corporation had 1,324 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 20 (Business Segments) on page 45 of this Annual Report on Form 10-K.

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

7	ampco pittsburgh | 2006 annual report

ITEM 1A.	RISK FACTORS

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

Dependence on Certain Equipment

Our principal business relies on certain unique equipment including a single electric arc furnace and forge press. If any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may have a similar impact.

ampco pittsburgh | 2006 annual report	8

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

9	ampco pittsburgh | 2006 annual report

ITEM 2.	PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	186,000 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	153,000 on 5 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Industrie Park B-3980 Tessenderlo Belgium	Sales and engineering	4,500*	Cement block

The Davy Roll Company Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Aerofin Corporation 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Company Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pumps, Inc. 874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 7 acres	Metal, brick and cement block

* Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated at more than 95% of their normal capacity during 2006 whereas the facilities of the Air and Liquid Processing segment were operated within 75% to 95% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2006 annual report	10

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary, for the three years ended December 31, 2006, 2005 and 2004:

	2006		2005	2004
Open claims at end of period	9,442	(1)	16,900	24,700
Gross settlement and defense costs (in 000’s)	$11,681		$10,305	$4,821
Claims resolved	8,866	(2)	11,500	600

(1)

Included as “open claims” are approximately 2,300 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(2)

Claims resolved in 2006 include 5,456 Mississippi cases that were administratively dismissed without prejudice because the cases were initiated through a mass screening and not with a proper medical report setting forth an asbestos-related disease. These cases could be re-filed in the future if the plaintiff can show some evidence of asbestos exposure and evidence of an asbestos-related disease.

Substantially all settlement and defense costs reflected in the above table were reported and paid by insurers. The Corporation also incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management and other issues. For additional information on these uninsured legal costs, see Note 20 (Business Segments) on page 45 of this Annual Report on Form 10-K.

Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. For example, approximately 6,700 claims filed in Mississippi were dismissed in 2005 as a result of tort reform in that state. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict.

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability.

The Coverage Arrangement includes an acknowledgement that Howden Buffalo, Inc. (“Howden”), is entitled to coverage under policies covering Asbestos Liability, for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation and the relevant subsidiaries for Asbestos Liability alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies. The Corporation has been advised that to date Howden claims have been resolved at de minimis levels and Howden defense costs are currently approximating annually less than 10% of those being incurred by the Corporation.

11	ampco pittsburgh | 2006 annual report

Asbestos Valuations

Other than an accrual for certain deductible features of its relevant insurance policies, until the fourth quarter of 2006, the Corporation had not accrued for settlement or defense costs for pending claims for Asbestos Liability nor for settlement or defense costs for claims that may be asserted against certain subsidiaries and the Corporation in the future. For prior periods, the Corporation did not have sufficient information to make a reasonable estimate of pending or future claims. In order to assist the Corporation in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability, and the amount of any estimate, the Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field. HR&A was not requested to estimate asbestos claims against the inactive subsidiary, which the Corporation believes are immaterial. The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2004 through August 31, 2006;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

•	an analysis of claims resolution history from January 1, 2004 through August 31, 2006 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated the number of future claims for Asbestos Liability that would be filed through the year 2013, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2013. This methodology has been accepted by numerous courts.

The Corporation also retained The Claro Group LLC (“Claro”), a nationally-recognized insurance consulting firm, to assist, in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projections of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation, as reflected in the Corporation’s asbestos claims database as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. Based upon Claro’s allocations, and taking into account the Corporation’s analysis of publicly available information on the credit worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2013. Although the Corporation, after consulting with its counsel and Claro, believes that the assumptions employed in the insurance valuation were appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation has recorded reserves for the total costs, including defense costs, for Asbestos Liability claims now pending or projected to be asserted through 2013 of $140 million, of which approximately 60% is attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond the next seven years. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

ampco pittsburgh | 2006 annual report	12

The Corporation has recorded a receivable of $114.5 million for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable are from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25.5 million difference between insurance recoveries and projected costs is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s, HR&A’s or The Claro Group’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a periodic basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these periodic reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable is recorded, and to the Corporation’s liquidity and consolidated financial position.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006.

13	ampco pittsburgh | 2006 annual report

–PART II–

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP) and on the Philadelphia Stock Exchange. Cash dividends have been paid on common shares in every year since 1965.

	2006 Per Share			2005 Per Share
	Common Stock Price		Dividends Declared	Common Stock Price		Dividends Declared
Quarter	High	Low		High	Low
First	$21.90	$13.92	$0.10	$14.94	$12.85	$0.10
Second	35.86	18.48	0.10	13.53	10.88	0.10
Third	33.45	25.19	0.10	15.92	11.92	0.10
Fourth	37.31	29.93	0.10	15.70	14.02	0.10
Year	37.31	13.92	0.40	15.92	10.88	0.40

The number of shareholders at December 31, 2006 and 2005 equaled 629 and 698, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2006	2005	2004	2003	2002
Net sales	$301,780	$246,999	$202,861	$180,233	$187,756
Income (loss) from continuing operations	16,635	15,036	(2,599)	2,908	6,291
Net income (loss)(1)	16,635	15,036	(2,599)	(2,190)	2,590
Total assets(2)	381,211	241,869	237,944	234,148	236,462
Shareholders’ equity	140,204	141,301	128,517	145,630	150,747
Earnings per common share:
Income (loss) from continuing operations
Basic	1.69	1.54	(0.27)	0.30	0.65
Diluted	1.67	1.53	(0.27)	0.30	0.65
Net income (loss)
Basic	1.69	1.54	(0.27)	(0.23)	0.27
Diluted	1.67	1.53	(0.27)	(0.23)	0.27
Per common share:
Cash dividends declared	0.40	0.40	0.40	0.40	0.40
Shareholders’ equity	14.25	14.47	13.19	15.08	15.65
Market price at year end	33.48	14.51	14.60	13.67	12.16
Weighted average common shares outstanding	9,828	9,760	9,708	9,637	9,625
Number of shareholders	629	698	744	842	891
Number of employees	1,324	1,234	1,252	1,152	1,207

(1)	Net income (loss) includes:

2006 – an after-tax charge of $15,888 for estimated costs of asbestos-related litigation thru 2013, net of estimated insurance recoveries, (see Note 17 to Consolidated Financial Statements), offset by the release of $6,500 of tax-related valuation allowances for a combined decrease to net income of $9,388 or $0.96 per common share.

2005 – pre-tax proceeds from settlement of a business interruption insurance claim of $2,320 related to flooding in 2004, and release of tax-related valuation allowances which improved net income by $3,600 or $0.37 per common share.

2003 – an after-tax loss from discontinued operations of $5,098 or $0.53 per common share arising from the sale of New Castle Industries, Inc.

2002 – an after-tax write-off of goodwill of $2,894 or $0.30 per common share.

(2)

The increase in total assets in 2006 is due to higher volumes of business activity and recognition of the asbestos-related insurance receivable of $114,548 (see Note 17 to Consolidated Financial Statements).

ampco pittsburgh | 2006 annual report	14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation (the Corporation) currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel), one of the world’s largest manufacturers of forged-hardened steel rolls with its principal operations in Pennsylvania and Indiana, and Davy Roll Company Limited (Davy Roll), a producer of cast rolls with facilities in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world.

The Air and Liquid Processing segment consists of Aerofin Corporation (Aerofin), Buffalo Air Handling Company (Buffalo Air Handling) and Buffalo Pumps, Inc. (Buffalo Pumps). Aerofin and Buffalo Air Handling have operations in Virginia and Buffalo Pumps is located in New York. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process, and other manufacturing industries. Buffalo Air Handling produces custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

The Forged and Cast Rolls segment continues to benefit from the increased level of steel production, particularly in China, and unprecedented demand for its products resulting from the worldwide shortage of roll capacity. Year-end backlog (unfilled orders on hand) and current demand provide confidence that these operations, particularly Union Electric Steel, will operate at capacity for the next few years. Customers concerned with continuity of roll availability have entered into long-term supply arrangements creating large backlogs going out several years. These arrangements include provisions to cover increases in the cost of steel scrap and alloys and penalties for cancellation of orders. Emphasis for this segment will be to maximize capacity and the most favorable product mix while maintaining the reliability of equipment, superior quality, and on-time delivery. The outlook for the foreseeable future is good with improved sales and income from operations expected in 2007.

Results for the Air and Liquid Processing segment were severely impacted in 2006 by a $25,467 pre-tax charge for estimated settlement and defense costs of pending and future asbestos claims offset by estimated insurance recoveries (see Note 17 to Consolidated Financial Statements). These claims result from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain subsidiary companies within the Air and Liquid Processing group. Due primarily to the uncertainty in the number and nature of future claims and the cost to resolve them, the Corporation determined it could only reasonably estimate such costs for a period of seven years ending December 2013. Excluding this asbestos provision, the segment had improved operating results in comparison to the prior year most notably due to the elimination of operating losses at Buffalo Air Handling. The focus for these companies will be to strengthen sales distribution, continue to search for additional product lines, and, because of near full employment in central Virginia, address the shortage of labor potentially by opening a leased satellite plant. The outlook for the segment in 2007 is for sales and operating results comparable to 2006, excluding the $25,467 charge for asbestos litigation.

15	ampco pittsburgh | 2006 annual report

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

Consolidated sales and operating income (loss) for 2006, 2005 and 2004 are indicated below. A full discussion of the operating results for each of the segments is presented later in this section.

The Corporation

	2006		2005		2004
Net Sales:
Forged and Cast Rolls	$206,374	68%	$171,243	69%	$126,162	62%
Air and Liquid Processing	95,406	32%	75,756	31%	76,699	38%
Total	$301,780	100%	$246,999	100%	$202,861	100%
Income (loss) from Operations:
Forged and Cast Rolls	$36,352	—	$16,493	—	$(1,208)	—
Air and Liquid Processing	(19,206)	—	3,743	—	4,819	—
Corporate costs	(5,574)	—	(5,535)	—	(5,835)	—
Total	$11,572	—	$14,701	—	$(2,224)	—
Backlog:
Forged and Cast Rolls	$548,522	93%	$275,597	88%	$138,729	84%
Air and Liquid Processing	41,302	7%	36,675	12%	26,252	16%
Total	$589,824	100%	$312,272	100%	$164,981	100%

In comparison to the prior years, sales for 2006 improved significantly for each of the segments on higher volumes and, for the Forged and Cast Rolls group, improved pricing. Additionally, sales for the Forged and Cast Rolls group for 2004 were negatively affected by a flood at one of its domestic finishing plants.

Operating income for 2006 includes a $25,467 charge for estimated costs of pending and future asbestos claims, net of estimated insurance recoveries, for a period of seven years ending December 31, 2013. The claims result from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain subsidiaries of the Air and Liquid Processing segment. Excluding this charge, operating income for the Corporation improved over the prior year principally from increased sales of the Forged and Cast Rolls group. Additionally, pension-related costs decreased $1,156 due primarily to a higher expected rate-of-return on plan assets. Elimination of operating losses at the air handling operation improved income for the Air and Liquid Processing group.

Operating income for 2005 improved over the flood-impaired results of 2004 and is attributable primarily to the performance of the Forged and Cast Rolls segment including receipt of $2,320 of proceeds from its flood-related business interruption insurance claim. Additionally, pension-related costs decreased approximately $615 due principally to curtailment of the U.K. defined benefit pension plan as of December 31, 2004. Operating income for the Air and Liquid Processing segment for 2005 decreased from 2004 as a result of an operating loss for the air handling operation.

The increase in backlog at December 31, 2006 against December 31, 2005 and 2004 is primarily attributable to the Forged and Cast Rolls segment and increased demand for rolling mill rolls. In addition, a shortage in roll manufacturing capacity has forced customers to place orders considerably in advance of shipment dates; accordingly, approximately $315,558 (or 53.5%) of the backlog is scheduled for release beyond 2007.

Gross margin, excluding depreciation, as a percentage of net sales approximated 26.5%, 21.1%, and 16.3% for 2006, 2005 and 2004, respectively. The improvement is primarily attributable to better margins for the Forged and Cast Rolls segment resulting from higher pricing and the variable-index surcharge program implemented in 2005 which helps to protect the Corporation against swings in the cost of steel scrap and alloys used in the manufacturing of rolls. By comparison, part of 2005 and all of 2004 were negatively impacted by fixed-price contracts and the inability to pass on higher costs which also put certain U.K. sales commitments in a loss position resulting in an additional charge to earnings. The segment benefited from settlement of the flood-related business interruption insurance claim in 2005, but had uninsured costs associated therewith in 2004.

ampco pittsburgh | 2006 annual report	16

Selling and administrative expenses totaled $36,284 (12.0% of net sales), $30,785 (12.5% of net sales), and $28,825 (14.2% of net sales) for 2006, 2005 and 2004, respectively. The increase is due principally to higher sales commissions which are at fixed percentage and, accordingly, increase as sales increase.

The charge for asbestos litigation in 2006 represents the estimated costs of pending and future asbestos claims, net of estimated insurance recoveries, for a period of seven years ending December 31, 2013. The claims result from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain subsidiaries of the Air and Liquid Processing segment (see Note 17 to Consolidated Financial Statements).

Interest and dividend income for 2006 further improved from 2005 and 2004 due to higher investment balances, an increase in rates of return, and receipt of the first dividend of $170 from the Corporation’s U.K./Chinese cast-roll joint venture company. Interest expense increased in 2006 from the prior years due to higher interest rates on the Corporation’s variable-rate Industrial Revenue Bonds. Other income (expense) fluctuated primarily as a result of higher foreign exchange gains in 2006 versus 2005 and losses in 2004.

The Corporation’s statutory income tax rate ranges between 34% – 35% which compares to an effective rate of (26.7%), (1.3%) and 1% for 2006, 2005 and 2004, respectively. For 2006 and 2005, the provision for income taxes was reduced by the reversal of approximately $6,500 and $4,404, respectively, of valuation allowances previously provided against deferred income tax assets principally of the U.K. operations resulting in an overall income tax benefit for each of the years. Further improvement in earnings in 2006 and the expectation of sufficient income in future years made it more likely than not that the majority of the remaining deferred income tax assets would be realized; accordingly, the corresponding valuation allowances were released. Previously, in 2005, a portion of the valuation allowances were released as a result of favorable earnings and the expectation of income in future years sufficient to utilize some of the loss carry forwards thus making it more likely than not that some of the deferred income tax assets would be realized. Beneficial permanent differences for the domestic operations also favorably impacted the effective rate for 2006 and 2005. For 2004, losses for the U.K. operations for which no income tax benefit was provided and minimal taxable income for the domestic operations due to permanent tax benefits reduced its effective rate below the statutory rate.

As a result of the above, the Corporation earned $16,635 or $1.69 per common share for 2006 and $15,036 or $1.54 per common share for 2005 in comparison to a net loss of $(2,599) or $(0.27) per common share for 2004.

Forged and Cast Rolls

	2006	2005	2004
Sales	$206,374	$171,243	$126,162
Operating income (loss)	$36,352	$16,493	$(1,208)
Backlog	$548,522	$275,597	$138,729

World-wide demand coupled with a shortage of forged roll production capacity continued to bolster sales for 2006 and operating income improved on the additional volume and higher margins. With over three-fourths of the segment’s sales to customers outside its domestic borders, the weak dollar, in relationship to most international currencies, aided business. The variable-index surcharge program implemented in 2005 helps to protect the Corporation against swings in the cost of steel scrap and alloys used in the manufacturing of rolls. By comparison, part of 2005 and all of 2004 were negatively impacted by fixed-price contracts and the inability to pass on these higher costs which also put certain U.K. sales commitments in a loss position resulting in an additional charge to earnings. Proceeds of $2,320 from its business interruption insurance claim relating to flood damage caused by remnants of Hurricane Ivan in 2004 were received in 2005 and are included in earnings in comparison to lost sales and uninsured costs for 2004.

Order backlogs have continued to improve in 2006 from 2005 and 2004 and are indicative of the increase in global demand coupled with customers ordering their roll requirements one and two years in advance to ensure continuity of supply. Approximately $314,997 (or 57.4%) of the December 31, 2006 backlog is scheduled for shipment beyond 2007.

17	ampco pittsburgh | 2006 annual report

Air and Liquid Processing

	2006	2005	2004
Sales	$95,406	$75,756	$76,699
Operating (loss) income	$(19,206)	$3,743	$4,819
Backlog	$41,302	$36,675	$26,252

The charge for asbestos litigation relating to claims resulting from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain subsidiaries of the Air and Liquid Processing segment severely impacted earnings for 2006 (see Note 17 to Consolidated Financial Statements). Excluding the $25,467 asbestos-related charge, earnings improved in 2006 due primarily to elimination of losses at the air handling operation which, in 2005, was suffering from weak demand. Although volumes have improved, margins remain depressed. With respect to Aerofin, sales continued to improve in 2006 as a result of strong demand from OEM customers. Margins on these products, however, are lower; accordingly, operating income remained comparable to 2005.

A higher content of the more profitable nuclear work in 2005 improved Aerofin sales and operating income from 2004. While sales and operating income for Buffalo Pumps remained relatively flat in 2005 and 2004, each improved in 2006 due to a higher volume of commercial pumps for the power generation industry and pumps for Navy shipbuilders. In addition to the above-mentioned asbestos-related charge, uninsured legal and case management and valuation costs associated with asbestos litigation approximated $623, $931 and $972 in 2006, 2005 and 2004, respectively.

The improvement in backlog as of December 31, 2006 is attributable primarily to improved demand for air handling equipment and coils. Approximately $561 (or 1.4%) of the December 31, 2006 backlog is scheduled for shipment beyond 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities were positive for 2006, 2005 and 2004 at $26,714, $10,986 and $9,408, respectively. The increase for 2006 is primarily attributable to the positive cash flow effect from higher earnings. While the $25,467 charge for asbestos litigation recorded in the fourth quarter of 2006 reduces earnings, it does not impact cash flows for 2006. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years (see Note 17 to Consolidated Financial Statements) with an estimated $300 net to be paid in 2007. The overall improvement in the Corporation’s business activity resulted in higher sales in the fourth quarter of 2006 increasing accounts receivable as of December 31, 2006 in comparison to 2005 and 2004. Similarly, inventories were higher due to stronger demand for product, particularly rolling mill rolls, and other current liabilities, primarily customer-related liabilities such as product warranties and deposits received on future orders, increased due to the overall increase in business activity. In 2005, the Corporation received $2,320 of proceeds from its business interruption insurance claim it filed for damage caused to its principal roll-finishing facility in Pennsylvania as a result of remnants from Hurricane Ivan.

Net cash flows provided by (used in) investing activities were $24,096, $(10,895) and $(10,316) in 2006, 2005 and 2004, respectively. The increase is primarily attributable to liquidation of short-term investments at December 31, 2006 as a result of the Corporation’s change in investment strategies (monies were re-invested in January 2007). By comparison, the Corporation was a net purchaser of short-term marketable securities in 2005 and 2004 of $6,095 and $5,205, respectively. Cash outflows include capital expenditures of approximately $7,836, $4,867 and $7,151 in 2006, 2005 and 2004, respectively, offset by receipt of U.K. governmental grants of $382 and $1,498 in 2006 and 2004, respectively. In connection with the 2003 sale of the Plastics Processing Machinery segment, the Corporation received final proceeds of $500 in 2004. As of December 31, 2006, future capital expenditures exceeding $6,103 have been approved. In addition, the Corporation continues to evaluate potential acquisitions.

Net cash outflows used in financing activities include quarterly dividends of $0.10 per common share for each of the three years. Proceeds from the issuance of common stock under the Corporation’s stock option plan amounted to $807, $204 and $978 in 2006, 2005 and 2004, respectively.

The change in the value of the Euro and the British pound against the dollar impacted cash and cash equivalents by $480, $182 and $(340) for 2006, 2005 and 2004, respectively.

ampco pittsburgh | 2006 annual report	18

As a result of the above, cash and cash equivalents increased by $48,170 in 2006 and ended the year at $56,084 in comparison to $7,914 and $11,340 at December 31, 2005 and 2004, respectively. In addition, the Corporation had investments in short-term marketable securities of approximately $31,550 and $25,455 at December 31, 2005 and 2004, respectively. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2006 was approximately $10,400 (including £3,000 in the U.K. and €400 in Belgium).

The Corporation has the following contractual obligations outstanding as of December 31, 2006:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years
Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311
Operating Lease Obligations	4,112	736	1,195	756	1,425
Capital Expenditures	3,313	3,313	—	—	—
Pension and Other Postretirement Benefit Obligations(2)	17,329	1,769	3,643	3,777	8,140
Purchase Obligations(3)	21,842	8,719	10,990	2,133	—
Total	$59,907	$14,537	$15,828	$6,666	$22,876

(1)

Interest on Industrial Revenue Bond Debt (IRBs) is variable and ranged between 3.53% and 5.06% in the current year. The IRBs begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to the Consolidated Financial Statements.

(2)

Represents estimated contributions to the U.S. non-qualified defined benefit and other postretirement benefit plan and the curtailed Davy Roll defined benefit pension plan. Additional contributions may be necessary for the Davy Roll defined benefit pension plan as a result of its unfunded status; however, such amounts, if any, are currently not determinable. No contributions are required in 2007 to the U.S. qualified defined benefit pension plan and amounts to be contributed in the future, if any, are currently not known. See Note 7 to the Consolidated Financial Statements.

(3)	Represents agreements to purchase goods or services which are enforceable and legally binding.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,256 accrued at December 31, 2006 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

The nature and scope of the Corporation’s business brings it into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, the Corporation and its subsidiaries from time to time are named in various legal actions. Generally, the Corporation does not anticipate that its financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, the Corporation and its subsidiaries are involved in multiple claims for alleged personal injury from exposure to asbestos-containing components used in certain products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2007, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2007 operating results. Additionally, product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment against the volatility in the cost of raw materials.

19	ampco pittsburgh | 2006 annual report

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

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, mortality, rates of increases in compensation, employee turnover, and discount rates.

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

For the domestic plan, the rates of return earned on the market-related value of plan assets averaged 10.92% for the ten-year period of 1997–2006. Accordingly, the Corporation believes the expected long-term rate of return of 8% for its domestic plan as of December 31, 2006 to be reasonable. The foreign plan was formed in connection with the acquisition of the U.K. operations with plan assets transferred from the seller’s plan to a newly-created plan in October 2001. The rates of return earned on the market value of the plan assets averaged 7.57% for 2002–2006. Accordingly, the Corporation believes the assumed long-term rate of return of 6.86% as of December 31, 2006 to be reasonable.

The discount rates utilized in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. The Corporation believes the assumed rates of 6% and 4.81% as of December 31, 2006 for its domestic and U.K plans, respectively, to be reasonable.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,900. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $5,900. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable as outlined in Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. The Corporation believes the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2006.

Goodwill is no longer amortized but tested for impairment at the reporting unit level at least annually in connection with the Corporation’s strategic planning process. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be bought or sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume. Actual results may differ from these assumptions. The Corporation believes the amount recorded in the accompanying consolidated financial statements for goodwill of $2,694 is recoverable and is not impaired as of December 31, 2006.

ampco pittsburgh | 2006 annual report	20

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, the Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary of the Corporation. Other than an accrual for certain deductible features of its relevant insurance polices, prior to the fourth quarter of 2006, the Corporation had not accrued for settlement or defense costs for pending claims for Asbestos Liability nor for settlement or defense costs for claims that may be asserted against certain subsidiaries and the Corporation in the future. For prior periods, the Corporation did not have sufficient information to make a reasonable estimate of pending or future claims. To assist the Corporation in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability, along with applicable insurance coverage, and the amount of any estimates, the Corporation hired nationally-recognized asbestos-liability experts and insurance consultants. The experts were not requested to estimate asbestos claims against the inactive subsidiary, which the Corporation believes are immaterial. Based on their analyses, the Corporation has established reserves for the probable and reasonably estimable costs of Asbestos Liabilities, including defense costs, through 2013, and has also established receivables for the insurance recoveries that are deemed probable. These amounts rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a periodic basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these periodic reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable is recorded, and to the Corporation’s liquidity and consolidated financial position.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The Corporation believes the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 18 to Consolidated Financial Statements).

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is more likely than not to be realized. In doing so, assumptions are made about the future profitability of the Corporation’s operations. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, it would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2006, the Corporation has deferred income tax assets approximating $41,264 net of a valuation allowance of $5,033 (see Note 13 to Consolidated Financial Statements).

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

21	ampco pittsburgh | 2006 annual report

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective December 31, 2006, the Corporation adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Prior to December 31, 2006, the Corporation followed the provisions of SFAS No. 87, 88, 106, and 132(R). See Note 7 to Consolidated Financial Statements for a summary of the incremental effect of applying SFAS No. 158 on the individual line items of the Corporation’s consolidated balance sheet.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which provides relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract. SFAS No. 155 becomes effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation becomes effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 becomes effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

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

ampco pittsburgh | 2006 annual report	22

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation views its primary market risk exposures to relate to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, the Corporation’s policy is to hedge a portion of its foreign currency denominated sales and receivables, primarily U.S. sales denominated in Euros and foreign sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that some exports of the Corporation’s foreign operation may increase and gross margins improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for the Corporation’s domestic operations may increase and gross margins improve. Accordingly, a 10% strengthening of either of the entities’ functional currency (the U.S. dollar and the British pound) is not expected to have a significant effect on the Corporation’s consolidated financial statements.

To reduce the effect of price changes for certain of its raw materials and energy, the Corporation enters into contracts for a particular commodity (copper) and purchases a portion of its energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, scrap and alloys) would have approximately a $7,200 and $6,500 impact in 2006 and 2005, respectively. The ability to pass these increases on to the customer is contingent upon current market conditions with the Corporation having to potentially absorb a significant portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect the Corporation against such commodity price increases.

See also Note 12 to Consolidated Financial Statements.

23	ampco pittsburgh | 2006 annual report

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$56,084	$7,914
Short-term marketable securities	—	31,550
Receivables, less allowance for doubtful accounts of $282 in 2006 and $681 in 2005	54,870	47,338
Inventories	55,912	48,536
Insurance receivable – asbestos	11,700	—
Other current assets	8,414	6,252
Total current assets	186,980	141,590
Property, plant and equipment, net	68,593	66,645
Insurance receivable – asbestos	102,848	—
Deferred income tax assets	10,848	—
Prepaid pensions	3,050	26,419
Goodwill	2,694	2,694
Other noncurrent assets	6,198	4,521
	$381,211	$241,869
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,930	$14,878
Accrued payrolls and employee benefits	11,009	9,170
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	12,000	—
Other current liabilities	22,712	16,675
Total current liabilities	74,962	54,034
Employee benefit obligations	34,171	27,610
Asbestos liability	128,015	—
Deferred income tax liabilities	—	16,542
Other noncurrent liabilities	3,859	2,382
Total liabilities	241,007	100,568
Commitments and contingent liabilities (Note 8)
Shareholders’ Equity:
Preference stock – no par value; authorized 3,000 shares; none issued	—	—
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 9,837 shares in 2006, 9,767 shares in 2005	9,837	9,767
Additional paid-in capital	105,428	104,426
Retained earnings	57,994	45,293
Accumulated other comprehensive loss	(33,055)	(18,185)
Total shareholders’ equity	140,204	141,301
	$381,211	$241,869

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2006 annual report	24

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Net sales	$301,780	$246,999	$202,861
Operating costs and expenses:
Costs of products sold (excluding depreciation)	221,883	194,979	169,824
Selling and administrative	36,284	30,785	28,825
Depreciation	6,507	6,569	6,273
Charge for asbestos litigation	25,467	—	—
Loss (gain) on disposition of assets	67	(35)	163
	290,208	232,298	205,085
Income (loss) from operations	11,572	14,701	(2,224)
Other income (expense):
Interest and dividend income	2,168	938	624
Interest expense	(706)	(547)	(312)
Other – net	98	(254)	(671)
	1,560	137	(359)
Income (loss) before income taxes	13,132	14,838	(2,583)
Income tax benefit (provision)	3,503	198	(16)
Net income (loss)	$16,635	$15,036	$(2,599)
Earnings per common share:
Net income (loss)
Basic	$1.69	$1.54	$(0.27)
Diluted	1.67	1.53	(0.27)
Weighted average number of common shares outstanding:
Basic	9,828	9,760	9,708
Diluted	9,969	9,818	9,708

See Notes to Consolidated Financial Statements.

25	ampco pittsburgh | 2006 annual report

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss(a)	Total
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital
Balance January 1, 2004	$9,654	$103,211	$40,649	$(7,884)	$145,630
Comprehensive loss:
Net loss 2004			(2,599)		(2,599)
Other comprehensive loss(a)				(11,713)	(11,713)

Comprehensive loss					(14,312)
Issuance of common stock	93	993			1,086
Cash dividends ($0.40 per share)			(3,887)		(3,887)
Balance December 31, 2004	9,747	104,204	34,163	(19,597)	128,517
Comprehensive income:
Net income 2005			15,036		15,036
Other comprehensive income(a)				1,412	1,412

Comprehensive income					16,448
Issuance of common stock	20	222			242
Cash dividends ($0.40 per share)			(3,906)		(3,906)
Balance December 31, 2005	9,767	104,426	45,293	(18,185)	141,301
Comprehensive income:
Net income 2006			16,635		16,635
Other comprehensive income(a)				2,659	2,659

Comprehensive income					19,294
Issuance of common stock	70	1,002			1,072
Adjustment to initially apply SFAS No. 158, net of income taxes of $10,691				(17,529)	(17,529)
Cash dividends ($0.40 per share)			(3,934)		(3,934)
Balance December 31, 2006	$9,837	$105,428	$57,994	$(33,055)	$140,204

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Unrecognize Components of Employee Benefit Plans	Derivatives	Unrealized Holding Gains on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2004	$4,013	$(10,082)	$—	$(1,924)	$109	$(7,884)
Reclassification adjustments	—	—	—	349	—	349
Changes in 2004	2,142	(12,549)	—	(1,812)	157	(12,062)
Balance at December 31, 2004	6,155	(22,631)	—	(3,387)	266	(19,597)
Reclassification adjustments	—	—	—	(131)	(84)	(215)
Changes in 2005	(3,422)	1,207	—	3,802	40	1,627
Balance at December 31, 2005	2,733	(21,424)	—	284	222	(18,185)
Reclassification adjustments	—	—	—	(1,346)	(175)	(1,521)
Changes in 2006	5,600	(1,384)	—	(218)	182	4,180
Adjustment to initially apply SFAS No. 158, net of income taxes of $10,691	—	—	(17,529)	—	—	(17,529)
Reclassification as a result of applying SFAS No. 158	—	22,808	(22,808)	—	—	—
Balance at December 31, 2006	$8,333	$—	$(40,337)	$(1,280)	$229	$(33,055)

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2006 annual report	26

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$16,635	$15,036	$(2,599)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	6,507	6,569	6,273
Charge for asbestos litigation	25,467	—	—
Deferred income taxes	(12,011)	(2,881)	(60)
Pension and other postretirement benefits	(2,426)	(1,504)	(499)
Provision for bad debts and inventory write-downs	88	158	546
Provision for adverse sales contracts	559	—	948
Provision for warranties – net	1,416	(90)	545
Other – net	(41)	(33)	157
Changes in assets/liabilities:
Receivables	(5,577)	(10,781)	1,959
Inventories	(5,162)	3,983	(5,116)
Other assets	(2,163)	1,588	1,093
Accounts payable	325	(125)	3,954
Accrued payrolls and employee benefits	1,501	626	631
Other liabilities	1,596	(1,560)	1,576
Net cash flows provided by operating activities	26,714	10,986	9,408
Cash flows from investing activities:
Proceeds from the sale of short-term marketable securities	96,400	31,105	43,430
Purchases of short-term marketable securities	(64,850)	(37,200)	(48,635)
Purchases of property, plant and equipment	(7,836)	(4,867)	(7,151)
Proceeds from U.K. governmental grants	382	—	1,498
Proceeds from the sale of assets	—	67	42
Proceeds from the sale of the Plastics Processing Machinery segment	—	—	500
Net cash flows provided by (used in) investing activities	24,096	(10,895)	(10,316)
Cash flows from financing activities:
Dividends paid	(3,927)	(3,903)	(3,879)
Proceeds from the issuance of common stock	807	204	978
Net cash flows used in financing activities	(3,120)	(3,699)	(2,901)
Effect of exchange rate changes on cash and cash equivalents	480	182	(340)
Net increase (decrease) in cash and cash equivalents	48,170	(3,426)	(4,149)
Cash and cash equivalents at beginning of year	7,914	11,340	15,489
Cash and cash equivalents at end of year	$56,084	$7,914	$11,340
Supplemental disclosures of cash flow information:
Income tax payments	$8,322	$2,844	$583
Interest payments	701	529	302

See Notes to Consolidated Financial Statements.

27	ampco pittsburgh | 2006 annual report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the Corporation) is in two business segments that manufacture and sell primarily custom-engineered equipment. The Forged and Cast Rolls segment, consisting of Union Electric Steel and Davy Roll, located in England, manufactures and sells forged-hardened steel rolls and cast rolls (iron and steel) to the metals industry. The Air and Liquid Processing segment consists of Aerofin-heat exchange coils, Buffalo Air Handling-air handling systems, and Buffalo Pumps-centrifugal pumps, all of which sell to a variety of commercial and industrial users.

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

Certain amounts for preceding periods have been reclassified for comparability with the 2006 presentation.

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

Short-Term Marketable Securities

Short-term marketable securities are considered “available for sale” and are carried at par value which approximates fair value. If the Corporation expects to sell the securities in the next twelve months, the investments are classified as a current asset.

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

ampco pittsburgh | 2006 annual report	28

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

Employee Benefit Plans

Funded Status

Effective December 31, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Prior to December 31, 2006, the Corporation followed the provisions of SFAS No. 87, 88, 106, and 132(R).

As required by SFAS No. 158, if the fair value of the plan assets exceeds the projected benefit obligation, the overfunded projected benefit obligation is recognized as an asset (prepaid pensions) on the balance sheet. Conversely, if the projected benefit obligation exceeds the fair value of plan assets, the unfunded projected benefit obligation is recognized as a liability (employee benefit obligations) on the balance sheet. Gains and losses arising from the difference between actuarial assumptions and actual experience and unamortized prior service costs are recorded within accumulated other comprehensive loss and presented net of income tax. Prior to December 31, 2006, these actuarial gains or losses and unamortized prior service costs were included in the determination of prepaid pensions or employee benefit obligations. Additionally, if the accumulated benefit obligation exceeded the fair value of plan assets, the unfunded accumulated benefit obligation was recognized as a minimum pension liability and recorded within accumulated other comprehensive loss, net of income tax if appropriate, on the balance sheet. In connection with adoption of SFAS No. 158, amounts previously classified as a minimum pension liability were reclassified to unrecognized components of employee benefit plans, also within accumulated other comprehensive loss.

Net Periodic Pension and Other Postretirement Costs

SFAS No. 158 does not affect the calculation of net periodic pension and other postretirement costs. Net periodic pension and other postretirement costs continue to include service cost, interest cost, actual return on plan assets, amortization of prior service cost, and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments; changes in the fair value of derivatives designated and effective as cash flow hedges; unrealized holding gains and losses on securities designated as available for sale; effective with the adoption of SFAS No. 158 as of December 31, 2006, unamortized prior service costs and actuarial gains and losses associated with employee benefit plans; and, prior to the adoption of SFAS No. 158, changes in the minimum pension liability.

Certain components of other comprehensive loss are presented net of income tax. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

29	ampco pittsburgh | 2006 annual report

Reclassification adjustments are amounts which are realized during the year, and accordingly are deducted from other comprehensive income (loss) in the period in which they are included in net income (loss), or transactions which no longer qualify as a cash flow hedge. Foreign currency translation adjustments are included in net income (loss) upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, changes in the fair value of derivatives are included in net income (loss) when the projected sale occurs, unrealized holding gains and losses on securities are included in net income (loss) when the underlying security is sold, and unamortized prior service costs and actuarial gains and losses associated with employee benefit plans are included in net income (loss) either indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation or over the average remaining service period of employees expected to receive benefits under the plans. Prior to adoption of SFAS No. 158, changes in amounts previously classified as a minimum pension liability were not included in net income (loss) and therefore did not have corresponding reclassification adjustments.

Revenue Recognition

Revenue from sales is recognized when title to the product passes to the customer which typically occurs when goods are shipped, received by the customer or loaded onto a shipping vessel. Amounts billed to the customer for shipping and handling are recorded within net sales and the related costs are recorded within costs of products sold (excluding depreciation). Amounts billed for taxes assessed by various governmental authorities (e.g. sales tax, value-added tax) are excluded from the determination of net income but instead recorded as a liability until remitted to the governmental authority.

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

Financial Instruments

Derivative instruments which include forward exchange and futures contracts are recorded on the balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge, the change in fair value previously deferred in accumulated other comprehensive loss is reclassified to earnings (net sales) and subsequent changes in fair value are recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Stock-Based Compensation

Effective January 1, 2006, compensation expense is recognized for stock options and other stock-based awards based on their fair value in accordance with the provisions of SFAS No. 123 (R), “Shared-Based Payment”. Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is generally recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant. As of December 31, 2006 and 2005, no options were available for grant and granted options were fully vested.

ampco pittsburgh | 2006 annual report	30

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

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 9,968,816 for 2006 and 9,818,059 for 2005. There was no assumption of exercise of stock options in 2004 because the effect would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which provides relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract. SFAS No. 155 becomes effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation becomes effective for the Corporation on January 1, 2007 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 becomes effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

NOTE 2 – INVESTMENTS:

The Corporation has a 25% investment in a U.K./Chinese cast-roll joint venture company which is recorded at cost, or $1,000. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations, and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. During 2006, dividends declared and received approximated $170.

NOTE 3 – INVENTORIES:

	2006	2005
Raw materials	$12,624	$11,299
Work-in-progress	28,490	25,228
Finished goods	7,425	5,710
Supplies	7,373	6,299
	$55,912	$48,536

31	ampco pittsburgh | 2006 annual report

At December 31, 2006 and 2005, approximately 60% and 64% of the inventory was valued using the LIFO method, respectively. The LIFO reserve approximated $(10,839) and $(7,751) at December 31, 2006 and 2005, respectively. During 2005, inventory quantities decreased resulting in a liquidation of LIFO inventory layers which were at lower costs. The effect of the liquidation was to decrease costs of products sold (excluding depreciation) by approximately $971 and to increase net income by approximately $641 or $0.07 per common share for the year ended December 31, 2005.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2006	2005
Land and land improvements	$4,438	$4,299
Buildings	27,162	25,211
Machinery and equipment	143,067	137,458
	174,667	166,968
Accumulated depreciation	(106,074)	(100,323)
	$68,593	$66,645

NOTE 5 – OTHER CURRENT LIABILITIES:

	2006	2005
Customer-related liabilities	$9,867	$5,338
Accrued sales commissions	2,837	2,700
Other	10,008	8,637
	$22,712	$16,675

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The increase in customer-related liabilities is attributable to the overall increase in business activity for the Corporation. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2006 and 2005.

	2006	2005
Balance at the beginning of the year	$3,786	$4,150
Satisfaction of warranty claims	(2,632)	(3,082)
Provision for warranty claims	4,048	2,992
Other, primarily impact from changes in foreign currency exchange rates	365	(274)
Balance at the end of the year	$5,567	$3,786

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $10,400 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2006 and 2005.

As of December 31, 2006, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 3.53% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 5.06% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 3.57% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2006.

ampco pittsburgh | 2006 annual report	32

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with its bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the Facility). The Facility expires on August 1, 2008 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability as required by EITF D-61, “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements”. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2006 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans are fully funded, no additional contributions have been required for many years or are expected to be required in 2007. Estimated benefit payments for subsequent years are $7,016 for 2007, $7,255 for 2008, $7,684 for 2009, $7,983 for 2010, $8,423 for 2011 and $45,832 for 2012–2016. The fair value of the plan’s assets as of December 31, 2006 and 2005 approximated $130,739 and $121,095, respectively, in comparison to accumulated benefit obligations of $119,386 and $115,132 for the same periods.

Employees of Davy Roll participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Employer contributions to the contributory defined benefit pension plan approximated $576, $555 and $1,225 in 2006, 2005 and 2004, respectively, and are expected to approximate $695 in 2007. The fair value of the plan’s assets as of December 31, 2006 and 2005 approximated $36,617 (£18,711) and $29,728 (£17,304), respectively, in comparison to accumulated benefit obligations of $55,405 (£28,311) and $44,417 (£25,854) for the same periods. Additional contributions may be necessary as a result of the unfunded status of the plan; however, such amounts, if any, are currently not determinable. Estimated benefit payments for subsequent years are $628 for 2007, $683 for 2008, $722 for 2009, $763 for 2010, $877 for 2011 and $6,511 for 2012–2016. Contributions to the defined contribution pension plan approximated $414, $349 and $20 in 2006, 2005 and 2004 respectively, and are expected to approximate $504 in 2007.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2004–2006 and none are expected in 2007. The fair market value of the trust at December 31, 2006 and 2005, which is included in other noncurrent assets, was $2,911 and $2,576, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $1,921 and $2,186 at December 31, 2006 and 2005, respectively. Estimated benefit payments for subsequent years are approximately $135 each year for 2007–2011 and $697 for 2012–2016, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $176, $156 and $140 in 2006, 2005 and 2004, respectively, to this plan.

33	ampco pittsburgh | 2006 annual report

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are unfunded. Estimated benefit payments for subsequent years are approximately $935 for 2007, $950 for 2008, $958 for 2009, $965 for 2010, $975 for 2011 and $4,857 for 2012–2016.

Adoption of New Accounting Standard

The following table summarizes the incremental effect of applying SFAS No. 158 on the individual line items of the December 31, 2006 consolidated balance sheet. Adoption of SFAS No. 158 did not impact the Foreign Pension Benefit Plan since the unfunded status of that plan had previously been recognized as a result of the accumulated benefit obligation exceeding the fair value of plan assets.

		Adjustments
	Before Application of SFAS No. 158	U.S. Pension Benefit Plans		Other Postretirement Benefits	After Application of SFAS No. 158
		Qualified	Non-qualified
Prepaid pensions	$29,059	$(26,009)	$—	$—	$3,050
Deferred income tax assets	157	9,811	(587)	1,467	10,848
Total assets	396,529	(16,198)	(587)	1,467	381,211
Employee benefit obligations	31,960	—	(1,677)	3,888	34,171
Total liabilities	238,796	—	(1,677)	3,888	241,007
Accumulated other comprehensive loss	(15,526)	(16,198)	1,090	(2,421)	(33,055)
Total shareholders’ equity	157,733	(16,198)	1,090	(2,421)	140,204
Total liabilities and shareholders’ equity	396,529	(16,198)	(587)	1,467	381,211

ampco pittsburgh | 2006 annual report	34

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Change in projected benefit obligations:
Projected benefit obligations at January 1	$123,149	$115,405	$44,417	$43,287	$14,269	$13,322
Service cost	2,362	2,042	—	—	403	303
Interest cost	7,005	6,830	2,256	2,144	814	771
Foreign currency exchange rate changes	—	—	6,449	(4,872)	—	—
Plan amendments	335	345	—	—	—	—
Actuarial loss (gain)	2,506	4,044	3,100	4,619	(464)	849
Participant contributions	—	—	—	—	405	543
Benefits paid from plan assets	(5,671)	(5,483)	(817)	(761)	—	—
Benefits paid by the Corporation	(34)	(34)	—	—	(1,089)	(1,519)
Projected benefit obligations at December 31	$129,652	$123,149	$55,405	$44,417	$14,338	$14,269
Accumulated benefit obligations at December 31	$121,307	$117,318	$55,405	$44,417	$14,338	$14,269
Change in plan assets:
Fair value of plan assets at January 1	$121,095	$118,433	$29,728	$28,250	$—	$—
Actual return on plan assets	15,315	8,145	2,839	4,907	—	—
Foreign currency exchange rate changes	—	—	4,291	(3,223)	—	—
Corporate contributions	34	34	576	555	684	976
Participant contributions	—	—	—	—	405	543
Gross benefits paid	(5,705)	(5,517)	(817)	(761)	(1,089)	(1,519)
Fair value of plan assets at December 31	$130,739	$121,095	$36,617	$29,728	$—	$—
Funded status of the plans:
Fair value of plan assets at December 31	$130,739	$121,095	$36,617	$29,728	$—	$—
Less projected benefit obligations	129,652	123,149	55,405	44,417	14,338	14,269
Funded status(a)	1,087	(2,054)	(18,788)	(14,689)	(14,338)	(14,269)
Unrecognized actuarial loss	18,804	18,999	26,567	21,403	3,449	4,190
Unamortized prior service cost (benefit)	5,528	5,810	—	—	439	(9)
	$25,419	$22,755	$7,779	$6,714	$(10,450)	$(10,088)
Amounts recognized in the balance sheets:
Prepaid pensions	$3,050	$26,419	$—	$—	$—	$—
Employee benefit obligations	(1,963)	(3,664)	(18,788)	(14,689)	(14,338)	(10,088)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	18,804	—	26,567	21,403	3,449	—
Prior service cost	5,528	—	—	—	439	—
Total in accumulated other comprehensive loss (pre-tax)	24,332	—	26,567	21,403	3,888	—
	$25,419	$22,755	$7,779	$6,714	$(10,450)	$(10,088)

(a)

As of December 31, 2006, the funded status of the U.S. Pension Benefit plans is comprised of a fully-funded status of $3,050 for the qualified plan and, since the assets of $2,911 are held in a “Rabbi” trust and accordingly are not considered plan assets for purposes of this reconciliation, an unfunded status of $1,963 for the non-qualified plan.

35	ampco pittsburgh | 2006 annual report

Amounts included in accumulated other comprehensive loss as of December 31, 2006 expected to be recognized in net periodic pension and other postretirement costs in 2007 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial (gain) loss	$(135)	$434	$155
Prior service cost	641	—	35
	$506	$434	$190

Pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. The fluctuation in plan assets is attributable to benefit payments, contributions to the plans and returns on plan assets which were approximately 13.03% for 2006 and 7.56% for 2005 for the domestic plan and approximately 8.92% and 18.38%, respectively, for the foreign plan.

The following summarizes target asset allocations as of December 31, 2006 and major asset categories as of December 31, 2006 and 2005:

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2006	2006	2005	Dec. 31,2006	2006	2005
Equity Securities	65–75%	75%	75%	70–80%	77%	77%
Fixed-Income Securities	25–35%	12%	16%	20–30%	23%	23%
Hedge and Absolute Return Funds	0–10%	8%	8%	—	—	—
Other (primarily cash and cash equivalents)	0–10%	5%	1%	0–10%	—	—

Investments in equity securities are primarily in common stocks of publicly-traded U.S. and international companies. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds.

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension and other postretirement costs, the expected long-term rate of return on plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses which, effective December 31, 2006, are recorded in accumulated other comprehensive loss on the consolidated balance sheet. Prior to December 31, 2006, unrecognized actuarial gains or losses were recorded as a component of prepaid pensions or employee benefit obligations, as appropriate. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. As a result of favorable investment returns on plan assets since the early 1990s and a fully-funded status, the domestic plan generates income. The foreign plan generates expense because the plan is not fully funded and service and interest costs exceed the expected return on plan assets.

ampco pittsburgh | 2006 annual report	36

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$2,362	$2,042	$2,040	$—	$—	$1,111	$403	$303	$277
Interest cost	7,005	6,830	6,662	2,256	2,144	1,858	814	771	772
Expected return on plan assets	(12,496)	(10,610)	(10,197)	(2,194)	(1,882)	(1,753)	—	—	—
Amortization of prior service cost (benefit)	617	592	591	—	—	—	(447)	(548)	(548)
Amortization of actuarial (gain) loss	(119)	(111)	(134)	390	364	779	276	166	148
Net (income) cost	$(2,631)	$(1,257)	$(1,038)	$452	$626	$1,995	$1,046	$692	$649

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

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	6.00%	5.75%	4.81%	4.75%	6.00%	5.75%
Rate of increases in compensation	4.00%	3.00%	—	—	—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%	4.75%	5.25%	5.50%	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.50%	6.86%	7.01%	7.18%	—	—	—
Rate of increases in compensation	3.00%	3.00%	3.00%	—	—	3.25%	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2006 for other postretirement benefits is 9% for 2007, gradually decreasing to 4.75% in 2011. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care costs increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2006 and the annual benefit expense for 2006 by approximately $1,650 and $200, respectively.

37	ampco pittsburgh | 2006 annual report

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2006 approximated $21,094, the majority of which serve as collateral for the IRBs.

In connection with the sale of the Plastics Processing Machinery segment in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000. No amount has been paid to date and based on experience while owning the segment, the Corporation believes no amounts will become due.

Davy Roll received $1,880 (£1,000) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009. As of this date, Davy Roll’s level of employment exceeds the targeted level of employment; accordingly, no liability has been recorded.

See Note 17 regarding litigation and Note 18 for environmental matters.

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

After the Rights become exercisable, if anyone acquires 30% or more of the Corporation’s stock or assets, merges into the Corporation or engages in certain other transactions, each Right may be used to purchase shares of the Corporation’s common stock (or, under certain conditions, the acquirer’s common stock) worth twice the exercise price. The Corporation may redeem the Rights, which expire in November 2008, for one cent per Right under certain circumstances. At December 31, 2006, there are 3,000,000 shares of unissued preference stock, of which 150,000 shares have been designated as Series A Preference Stock for issuance in connection with these Rights.

NOTE 10 – STOCK OPTION PLAN:

Under the terms of the 1997 Stock Option Plan, as amended, options may be granted to selected employees to purchase, in the aggregate, up to 600,000 shares of the common stock of the Corporation. Options may be either incentive or non-qualified and are subject to terms and conditions, including exercise price and timing of exercise, as determined by the Stock Option Committee of the Board of Directors. The options vest at date of grant and have a ten-year life. Options have been granted at an exercise price equivalent to the market price on the date of grant; accordingly, no stock-based compensation costs have been recorded in net income (loss). All shares under options were exercisable during 2004–2006.

There were no options granted in 2004 or 2006. During 2005, the remaining 45,000 stock options were granted. The exercise price of $13.67 was equivalent to the market price on the date of grant; accordingly, no stock-based compensation expense was recognized. The weighted-average fair value of options as of the date of grant using the Black-Scholes option-pricing model was $3.08 based on the following assumptions: dividend yield of 2.9%, expected volatility of 26.3%, risk-free interest rate of 3.9%, and expected option life of 5.7 years. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the fair value recognition provisions of SFAS No. 123(R), net income for 2005 would have been $14,944 and basic and diluted earnings per common share would have been $1.53 and $1.52, respectively. Since there were no options granted in 2004 or 2006 and previously granted options are fully vested, there would be no effect on net income (loss) or earnings per common share for 2004 or 2006.

ampco pittsburgh | 2006 annual report	38

Stock option activity during 2004–2006 was as follows:

	Shares Under Options	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2004	484,000		$10.44
Granted during 2004	—
Exercised during 2004	(94,000)	$10.30
Balance at December 31, 2004	390,000		$10.47
Granted during 2005	45,000	$13.67
Exercised during 2005	(20,000)	$10.20
Balance at December 31, 2005	415,000		$10.83
Granted during 2006	—
Exercised during 2006	(70,000)	$11.53
Balance at December 31, 2006	345,000		$10.69

Stock options outstanding as of December 31, 2006 were as follows:

Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
135,000	$10.00	2.0
182,500	10.81	3.3
5,000	11.13	4.0
22,500	13.67	8.5
345,000	$10.69	3.2

NOTE 11 – OTHER COMPREHENSIVE LOSS:

The tax benefit (expense) associated with changes in the fair value of derivatives was approximately $187, $(2,370) and $1,126, for 2006, 2005 and 2004, respectively, and approximately $777, $(58) and $247 for 2006, 2005 and 2004, respectively, for the reclassification adjustments. The tax (expense) associated with changes in the unrealized holding gains on securities was $(98), $(22) and $(82) for 2006, 2005 and 2004, respectively, and $(94), $(44) and $0 for 2006, 2005 and 2004, respectively, for the reclassification adjustments. The tax benefit associated with changes in the unfunded status of the Davy Roll defined benefit plan approximated $3,780 for 2006. Through December 31, 2005, a full valuation allowance had been provided against the deferred income tax asset arising from the changes in the unfunded status (previously minimum pension liability) of the Davy Roll defined benefit pension plan since it was more likely than not the asset would not be realized, accordingly, no tax benefit (expense) was recognized for 2005 or 2004.

NOTE 12 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as cash flow or fair value hedges. As of December 31, 2006, approximately $68,416 of anticipated foreign currency denominated sales has been hedged with the underlying contracts settling at various dates beginning in 2007 through March 2010. As of December 31, 2006, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximates $1,772 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximates $1,673. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximates $(1,409), net of income taxes, as of December 31, 2006. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(959) expected to be released to earnings in 2007. Approximately $(854), $(690) and $(1,588) was released to pre-tax earnings in 2006, 2005 and 2004, respectively. Additionally, as a result of the 2004 flooding at one of the Corporation’s forged roll finishing plants (see Note 19), approximately $(113) and $(270) was ineffective and released to pre-tax earnings in 2005 and 2004, respectively.

Gains (losses) on foreign exchange transactions approximate $743, $113 and $(296) for 2006, 2005 and 2004, respectively.

39	ampco pittsburgh | 2006 annual report

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Through May 2006, futures contracts approximating copper needs on a rolling 12-month basis were purchased. In June 2006, due to the volatility of copper prices, the increased backwardation in the market, and a shortened term for customer acceptance of a price quote, the Corporation revised its hedge strategy to a rolling three-month basis and cancelled various futures contracts resulting in a pre-tax termination gain of approximately $2,215, which will be amortized to pre-tax earnings when the projected sales occur (through approximately June 2007). Approximately $1,437 of the termination gain was released to pre-tax earnings in 2006 and the net unamortized gain is recorded as a component of accumulated other comprehensive income (loss) and approximated $215, net of income taxes, as of December 31, 2006.

At December 31, 2006, approximately 87% or $1,431 of anticipated commodity purchases over the next three months are hedged. The fair value of these contracts approximates $(137). The change in the fair value of the active contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) and approximates $(86), net of income taxes, as of December 31, 2006. Approximately $1,476, $862 and $909 of gain on active contracts was released to pre-tax earnings in 2006, 2005 and 2004, respectively.

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

NOTE 13 – INCOME TAXES:

At December 31, 2006, the Corporation had foreign tax credit carryforwards of $638 which expire in 2010, foreign net operating loss carryforwards of $3,799 which carry forward indefinitely, state net operating loss carryforwards of $22,975 which begin to expire in 2007 through 2027, and capital loss carryforwards of $9,431 which expire in 2008.

Income (loss) before income taxes was comprised of the following:

	2006	2005	2004
Domestic	$3,874	$12,266	$1,911
Foreign	9,258	2,572	(4,494)
	$13,132	$14,838	$(2,583)

The (benefit) provision for taxes on income (loss) consisted of the following:
	2006	2005	2004
Current:
Federal	$8,151	$2,568	$87
State	314	120	(115)
Foreign	43	(5)	104
	8,508	2,683	76
Deferred:
Federal	(8,331)	680	(45)
State	(105)	77	(10)
Foreign	2,925	766	(1,281)
Reversal of valuation allowance	(6,500)	(4,404)	1,276
	(12,011)	(2,881)	(60)
	$(3,503)	$(198)	$16

ampco pittsburgh | 2006 annual report	40

For 2006 and 2005, the provision for income taxes was reduced by the reversal of approximately $6,500 and $4,404, respectively, of valuation allowances previously provided against deferred income tax assets principally of the U.K. operations resulting in an overall income tax benefit for each of the years. Further improvement in earnings in 2006 and the expectation of sufficient income in future years made it more likely than not that the majority of the remaining deferred income tax assets would be realized; accordingly, the corresponding valuation allowances were released. Previously, in 2005, a portion of the valuation allowances were released as a result of favorable earnings and the expectation of income in future years sufficient to utilize some of the loss carryforwards thus making it more likely than not that some of the deferred income tax assets would be realized.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2006	2005	2004
Computed at statutory rate	$4,596	$5,045	$(904)
Tax differential on non-U.S. earnings	(455)	(114)	104
State income taxes	47	84	(89)
Reversal of valuation allowance	(6,500)	(4,404)	1,276
Extraterritorial income regime	(720)	(548)	(313)
Meals and entertainment	171	160	137
Tax-exempt income	(167)	(143)	(63)
Dividend received deduction	(135)	(98)	(57)
Additional manufacturers deduction (I.R.C. Section 199)	(234)	(84)	—
Tax credits	(33)	(48)	(104)
Other permanent items – net	(73)	(48)	29
	$(3,503)	$(198)	$16

Deferred income tax assets and liabilities were comprised of the following:

	2006	2005
Assets:
Employment – related liabilities	$6,893	$5,153
Pension liability – foreign	7,577	4,211
Pension liability – domestic	9,811	—
Liabilities related to discontinued operations	1,334	1,274
Net operating loss – foreign	1,140	3,173
Net operating loss – state	1,428	1,786
Capital loss carryforwards	3,544	3,879
Mark-to-market adjustment – derivatives	813	—
Asbestos-related liability	9,579	—
Other	4,240	4,093
Gross deferred income tax assets	46,359	23,569
Valuation allowance	(5,030)	(11,530)
	41,329	12,039
Liabilities:
Depreciation	(13,640)	(14,162)
Pension income in excess of contributions made	(10,961)	(10,049)
Mark-to-market adjustment – derivatives	—	(151)
Other	(1,620)	(717)
Gross deferred income tax liabilities	(26,221)	(25,079)
Net deferred income tax asset (liability)	$15,108	$(13,040)

41	ampco pittsburgh | 2006 annual report

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $831 in 2006, $830 in 2005 and $779 in 2004. Operating lease payments for subsequent years are $736 for 2007, $663 for 2008, $532 for 2009, $389 for 2010, $367 for 2011 and $1,425 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives, and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximate $1,500 for 2006, $1,200 for 2005 and $750 for 2004.

NOTE 16 – RELATED PARTIES:

The Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) in the ordinary course of business. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Purchases approximated $1,775 in 2006, $1,640 in 2005 and $1,604 in 2004. In addition, LB Co paid the Corporation approximately $210 in 2006, $204 in 2005 and $198 in 2004 for certain administrative services. At December 31, 2006 and 2005, the net amount payable to LB Co approximated $108 and $91, respectively.

NOTE 17 – LITIGATION: (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary, for the three years ended December 31, 2006, 2005 and 2004:

	2006		2005	2004
Approximate open claims at end of period	9,442	(1)	16,900	24,700
Gross settlement and defense costs (in 000’s)	$11,681		$10,305	$4,821
Approximate claims settled or dismissed	8,866	(2)	11,500	600

(1)

Included as “open claims” are approximately 2,300 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(2)

Claims resolved in 2006 include 5,456 Mississippi cases that were administratively dismissed without prejudice because the cases were initiated through a mass screening and not with a proper medical report setting forth an asbestos-related disease. These cases could be re-filed in the future if the plaintiff can show some evidence of asbestos exposure and evidence of an asbestos-related disease.

Substantially all settlement and defense costs reflected in the above table were reported and paid by insurers. The Corporation also incurred uninsured legal costs in connection with advice on certain matters pertaining to these asbestos cases including insurance litigation, case management, valuation and other issues. Those costs amounted to approximately $623, $937, and $990 for the year ended December 31, 2006, 2005 and 2004, respectively.

Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. For example, approximately 6,700 claims filed in Mississippi were dismissed in 2005 as a result of tort reform in that state. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict.

ampco pittsburgh | 2006 annual report	42

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability.

The Coverage Arrangement includes an acknowledgement that Howden Buffalo, Inc. (“Howden”), is entitled to coverage under policies covering Asbestos Liability, for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation and the relevant subsidiaries for Asbestos Liability alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies. The Corporation has been advised that to date Howden claims have been resolved at de minimis levels and Howden defense costs are currently approximating annually less than 10% of those being incurred by the Corporation.

Asbestos Valuations

Other than an accrual for certain deductible features of its relevant insurance policies, until the fourth quarter of 2006, the Corporation had not accrued for settlement or defense costs for pending claims for Asbestos Liability nor for settlement or defense costs for claims that may be asserted against certain subsidiaries and the Corporation in the future. For prior periods, the Corporation did not have sufficient information to make a reasonable estimate of pending or future claims. In order to assist the Corporation in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability, and the amount of any estimate, the Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field. HR&A was not requested to estimate asbestos claims against the inactive subsidiary, which the Corporation believes are immaterial. The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2004 through August 31, 2006;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

•	an analysis of claims resolution history from January 1, 2004 through August 31, 2006 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated the number of future claims for Asbestos Liability that would be filed through the year 2013, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2013. This methodology has been accepted by numerous courts.

The Corporation also retained The Claro Group LLC (“Claro”), a nationally-recognized insurance consulting firm, to assist in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projections of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation, as reflected in the Corporation’s asbestos claims database as well as estimated erosion of insurance limits

43	ampco pittsburgh | 2006 annual report

on account of claims against Howden arising out of the Products. Based upon Claro’s allocations, and taking into account the Corporation’s analysis of publicly available information on the credit worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2013. Although the Corporation, after consulting with its counsel and Claro, believes that the assumptions employed in the insurance valuation were appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation has recorded reserves for the total costs, including defense costs, for Asbestos Liability claims now pending or projected to be asserted through 2013 of $140,015, of which approximately 60% is attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond the next seven years. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation has recorded a receivable of $114,548 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable are from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25,467 difference between insurance recoveries and projected costs is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s, HR&A’s or The Claro Group’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a periodic basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these periodic reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable is recorded, and to the Corporation’s liquidity and consolidated financial position.

ampco pittsburgh | 2006 annual report	44

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of the Plastics Processing Machinery segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,256 accrued at December 31, 2006 is considered adequate based on information known to date.

NOTE 19 – FLOOD DAMAGE:

In September 2004, the Carnegie, Pennsylvania plant of the Corporation’s Union Electric Steel subsidiary was damaged by flooding as a result of the remnants of Hurricane Ivan. The Corporation received $5,740 toward its claim of which $3,000 was received in 2004. Of the $2,740 received in 2005, $2,320 represents settlement of its business interruption insurance claim which was recorded as a reduction of costs of products sold (excluding depreciation) in the 2005 consolidated statements of operations. The remaining $3,420 represents reimbursement of clean-up costs, repairs to machinery and recovery of certain fixed expenses, the majority of which were incurred in 2004 but offset by the $3,000 advance. Uninsured costs approximated $375 and were recorded in costs of products sold (excluding depreciation) in the accompanying consolidated statements of operations for 2004.

NOTE 20 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent cash and cash equivalents, investments in short-term marketable securities, deferred income tax assets, prepaid pensions, and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The fluctuation in corporate costs, including other income (expense), is due primarily to higher interest income in 2006, and higher foreign exchange gains in 2006 versus 2005 and foreign exchange losses in 2004.

The accounting policies are the same as those described in Note 1.

45	ampco pittsburgh | 2006 annual report

	Net Sales			Income (Loss) Before Income Taxes
	2006	2005	2004	2006	2005	2004
Forged and Cast Rolls(1)	$206,374	$171,243	$126,162	$36,352	$16,493	$(1,208)
Air and Liquid Processing(2)	95,406	75,756	76,699	(19,206)	3,743	4,819
Total Reportable Segments	301,780	246,999	202,861	17,146	20,236	3,611
Corporate costs, including other income (expense)	—	—	—	(4,014)	(5,398)	(6,194)
	$301,780	$246,999	$202,861	$13,132	$14,838	$(2,583)

	Capital Expenditures			Depreciation Expense			Identifiable Assets(3)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Forged and Cast Rolls	$6,809	$3,337	$6,505	$4,854	$4,877	$4,536	$145,625	$125,769	$125,851
Air and Liquid Processing	982	1,218	566	1,584	1,632	1,696	171,397	45,607	47,457
Corporate	45	312	80	69	60	41	64,189	70,493	64,636
	$7,836	$4,867	$7,151	$6,507	$6,569	$6,273	$381,211	$241,869	$237,944

	Net Sales(4)			Long-Lived Assets(6)			Income (Loss) Before Income Taxes
Geographic Areas:	2006	2005	2004	2006	2005	2004	2006	2005	2004
United States(5)	$124,112	$102,900	$101,925	$173,210	$93,002	$93,396	$3,874	$12,266	$1,911
Foreign	177,668	144,099	100,936	10,173	7,277	7,906	9,258	2,572	(4,494)
	$301,780	$246,999	$202,861	$183,383	$100,279	$101,302	$13,132	$14,838	$(2,583)

	Net Sales by Product Line
	2006	2005	2004
Forged and Cast Rolls(7)	$206,374	$171,243	$126,162
Air Handling Systems	39,240	26,391	34,292
Heat Exchange Coils	30,345	27,342	20,305
Centrifugal Pumps	25,821	22,023	22,102
Total Net Sales	$301,780	$246,999	$202,861

(1)	Income (loss) before income taxes for 2005 includes proceeds from settlement of a business interruption insurance claim of $2,320 related to flooding in 2004.

(2)

Income (loss) before income taxes for 2006 includes a pre-tax charge of $25,467 for estimated costs of asbestos-related litigation thru 2013 and uninsured legal and case management costs and valuation costs associated with asbestos litigation of $623, $931 and $972 in 2006, 2005 and 2004, respectively.

(3)

In 2006, identifiable assets of the Forged and Cast Rolls segment increased due to higher volumes of business activity whereas the increase for the Air and Liquid Processing segment is primarily attributable to recognition of the asbestos-related insurance receivable of $114,548.

(4)	Net sales are attributed to countries based on location of customer. China represented 12.4% of consolidated net sales for 2006 and was less than 10% of consolidated net sales for 2005 and 2004.

(5)

Income (loss) before income taxes for 2006 includes a pre-tax charge of $25,467 for estimated costs of asbestos-related litigation thru 2013 and uninsured legal and case management costs and valuation costs associated with asbestos litigation of $623, $937 and $990 in 2006, 2005 and 2004, respectively. Additionally, 2005 includes proceeds from settlement of a business interruption insurance claim of $2,320 related to flooding in 2004.

(6)

Foreign long-lived assets represent primarily the assets of the U.K. operations. In 2006, long-lived assets of the United States’ operations increased due primarily to recognition of the non-current portion of the asbestos-related insurance receivable of $102,848.

(7)	One customer constituted 11%, 14% and 14% of net sales of the Forged and Cast Rolls segment for 2006, 2005 and 2004, respectively.

ampco pittsburgh | 2006 annual report	46

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
2006
Net sales	$68,889		$75,455		$79,069	$78,367
Gross profit(a)	17,023		20,390		20,711	21,773
Net income (loss)	5,572		6,557		6,644	(2,138	)(b)
Earnings per common share:
Basic	0.57		0.67		0.68	(0.22	)(b)
Diluted	0.56		0.66		0.67	(0.22	)(b)
2005
Net sales	$58,894		$62,347		$56,632	$69,126
Gross profit(a)	10,908	(c)	13,487	(c)	12,017	15,608
Net income	1,503		3,146		2,110	8,277	(d)
Earnings per common share:
Basic	0.15		0.32		0.22	0.85	(d)
Diluted	0.15		0.32		0.21	0.84	(d)

(a)	Gross profit excludes depreciation.

(b)

Includes an after-tax charge of $15,888 or $1.62 per basic share and $1.59 per diluted share for estimated costs of asbestos-related litigation thru 2013, offset by the release of tax-related valuation allowances previously provided against deferred income tax assets primarily of the U.K. operations which reduced the Corporation’s tax provision and improved net income (loss) by approximately $6,500 or $0.66 per basic share and $0.65 per diluted share. The combined effect of these two items decreased net income by $9,388 or $0.96 per basic share and $0.94 per diluted share.

(c)	Includes proceeds from settlement of a business interruption insurance claim of $603 and $1,717 during the first and second quarters of 2005, respectively.

(d)

Includes the release of tax-related valuation allowances previously provided against deferred income tax assets primarily of the U.K. operations relating to net operating loss carryforwards which reduced the Corporation’s tax provision and improved net income by approximately $3,638 or $0.37 per basic and diluted share.

47	ampco pittsburgh | 2006 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 2, 2007

ampco pittsburgh | 2006 annual report	48

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Effective internal control over financial reporting can only provide reasonable assurance that the objectives of the control process are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, the design of internal control over financial reporting includes the consideration of the benefits of each control relative to the cost of the control.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2006.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s annual report on internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

49	ampco pittsburgh | 2006 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Corporation and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 2, 2007

ampco pittsburgh | 2006 annual report	50

ITEM 9B.	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 which was not reported. The Corporation submitted a Section 12(a) Chief Executive Officer Certification to the New York Stock Exchange in 2006.

51	ampco pittsburgh | 2006 annual report

–PART III–

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 75, Director since 2004; current term expires in 2009). Mr. Appel has been President of Appel Associates since May, 2003. Prior to May, 2003, he was a partner of Neuberger Berman (an investment advisory firm that was acquired by Lehman Brothers) for more than five years.

Louis Berkman (age 98, Director since 1960; current term expires in 2008). Mr. Berkman has been Chairman Emeritus of the Board since March 2004. Prior to March 2004, he was Chairman of the Board of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company (steel products, fabricated metal products and industrial supplies).

Leonard M. Carroll (age 64, Director since 1996; current term expires in 2007). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years. He is also a director of Gateway Bank.(N)

William D. Eberle (age 82, Director since 1982; current term expires in 2009). Mr. Eberle has been a private investor and consultant and Chairman of Manchester Associates, Ltd. For more than five years. He is also a director of America Service Group and Mid States, PLC.

Paul A. Gould (age 61, Director since 2002; current term expires in 2009). Mr. Gould has been a Managing Director of Allen & Co., Inc., an investment banking company for more than five years. He is also a director of Liberty Media Corporation, Liberty Global, Inc. and Discovery Holding Company.

William K. Lieberman (age 59, Director since 2004; current term expires in 2008). Mr. Lieberman has been President of The Lieberman Companies since 2003. For more than five years before 2003, he was Executive Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, an insurance firm.

Robert A. Paul (age 69, Director since 1970; current term expires in 2009). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company.

Laurence E. Paul (age 42, Director since 1998; current term expires in 2007). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company since 2002. He is also a director of Biovail Corporation.(N)

Stephen E. Paul (age 39, Director since 2002; current term expires in 2008). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, since 2002. He is also a director of Morton’s Restaurant Group.

Carl H. Pforzheimer, III (age 70, Director since 1982; current term expires in 2008). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than five years.

Ernest G. Siddons (age 73, Director since 1981; current term expires in 2007). Mr. Siddons was elected President and Chief Operating Officer in March 2004. Prior to that he was Executive Vice President and Chief Operating Officer of the Corporation for more than five years.(N)

(N)	Nominee for election at the April 25, 2007 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

ampco pittsburgh | 2006 annual report	52

IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above), the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation(1), Business Experience Past Five Years

Rose Hoover (age 51). Ms. Hoover has been Vice President Administration and Secretary of the Corporation since December 2006. For more than five years prior to December 2006, she was Vice President and Secretary of the Corporation.

Marliss D. Johnson (age 42). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for more than five years.

Terrence W. Kenny (age 47). Mr. Kenny has been Group Vice President of the Corporation for more than five years

Robert F. Schultz (age 59). Mr. Schultz has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

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

53	ampco pittsburgh | 2006 annual report

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 8, 2007.

ampco pittsburgh | 2006 annual report	54

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2006, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	345,000	$10.69	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	345,000		0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than Directors or Officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 9,837,497 shares outstanding as of March 7, 2007.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	2,363,842	(1)	24.03

Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,631,432	(2)	16.58

Van Den Berg Management 805 Las Cimas Parkway Austin, TX 78746	810,998	(3)	8.24

Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	517,123	(4)	5.26

(1)

Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common stock. Robert A. Paul, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 38.49% of its common stock owned by his wife.

(2)	Reported in an amendment to Schedule 13D filed with the SEC in November 2006.

(3)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC disclosing it had shared and sole voting and dispositive power of these shares.

(4)

Reported as of December 31, 2006 on a Schedule 13G filed with the SEC in which it disclaims beneficial ownership and discloses it had sole voting and dispositive power of these shares which are held in portfolios of various investment vehicles.

55	ampco pittsburgh | 2006 annual report

The following table sets forth, as of March 7, 2007, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Louis Berkman	2,701,108	(1)(2)	27.48
Robert A. Paul	177,922	(2)(3)	1.81
Ernest G. Siddons	51,833	(4)	.53
Robert F. Schultz	15,200	(5)	.15
Terrence W. Kenny	12,500	(6)	.13
Rose Hoover	12,500	(7)	.13
Dee Ann Johnson	12,500	(8)	.13
Robert J. Appel	3,000		*
Paul A. Gould	3,000		*
Carl H. Pforzheimer, III	2,733	(9)	*
Leonard M. Carroll	1,500		*
Laurence E. Paul	1,000		*
Stephen E. Paul	1,000		*
William D. Eberle	1,000	(10)	*
William K. Lieberman	1,000	(11)	*
Directors and Executive Officers as a group (15 persons)	2,996,530	(12)	30.46

*	Less than .1%

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

(4)	Includes 1,833 shares owned jointly with his wife and 50,000 shares that he has the right to acquire within sixty days pursuant to stock options.

(5)	Includes 200 shares owned jointly with his wife and 15,000 shares that he has the right to acquire within sixty days pursuant to stock options.

(6)	Shares that he has the right to acquire within sixty days pursuant to stock options.

(7)	Shares that she has the right to acquire within sixty days pursuant to stock options.

(8)	Shares that she has the right to acquire within sixty days pursuant to stock options.

(9)

Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(10)	Shares held by a trust of which he is a trustee.

(11)	Shares held jointly with his wife.

(12)

Includes 342,500 shares that certain officers and beneficial owners have the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ampco pittsburgh | 2006 annual report	56

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2006, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,774,691. Additionally, The Louis Berkman Investment Company paid the Corporation $210,000 for certain administrative services. Louis Berkman was an officer, director and shareholder and Robert A. Paul was an officer and director, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2007.

The purchase of industrial supplies from a wholly-owned subsidiary of The Louis Berkman Investment Company follows a competitive bid process which includes several non-related vendors after which annual contract awards are made to the lowest bidder by the purchasing executive at each of the Corporation’s subsidiary companies. The administration services are provided under an agreement to provide such services for fees which are subject to annual review including an increase to cover inflation in the costs of the Corporation.

57	ampco pittsburgh | 2006 annual report

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2006	2005
Audit fees(a)	$616,798	$654,520
Audit-related fees(b)	25,105	13,425
Tax fees(c)	44,742	85,684
All other fees(d)	1,900	—
Total(e)	$688,545	$753,629

(a)

Fees for audit services for 2006 and 2005 consisted primarily of fees for the audit of the Corporation’s annual consolidated financial statements including restatement of the 2004 consolidated financial statements in 2005 and audit of management’s assessment of internal controls to meet the requirements of the Sarbanes-Oxley Act of 2002.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)

Fees for tax services related primarily to tax compliance which are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and assess amounts to be included in tax filings and consisted of review of income tax returns, calculation of extraterritorial income exclusion and licensing fees for use of tax software.

(d)	Fees for all other services billed consisted of permitted non-audit services related to review of a U.K. grant application in 2006.

(e)	The Audit Committee approved all fees in the years reported.

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

ampco pittsburgh | 2006 annual report	58

–PART IV–

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

–	Consolidated Balance Sheets

–	Consolidated Statements of Operations

–	Consolidated Statements of Shareholders’ Equity

–	Consolidated Statements of Cash Flow

–	Notes to Consolidated Financial Statements

–	Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

The following additional financial data should be read in conjunction with the consolidated financial statements in this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		63
Report of Independent Registered Public Accounting Firm		64
Valuation and Qualifying Accounts	II	65

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws

a.	Articles of Incorporation

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

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1994;the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996; the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001; and the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004.

(4)	Instruments defining the rights of securities holders

a.	Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

Incorporated by reference to the Current Report on Form 8-K dated September 28, 1998.

59	ampco pittsburgh | 2006 annual report

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan

Incorporated by reference to the Quarterly Report on Form 10Q for the quarter ended March 31, 1996.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

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

c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(21)	Significant Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

ampco pittsburgh | 2006 annual report	60

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2007	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ Robert A. Paul
Director, Chairman and Chief Executive Officer
Robert A. Paul

	By:	/s/ Ernest G. Siddons
Director, President and Chief Operating Officer
Ernest G. Siddons

	By:	/s/ Marliss D. Johnson
Vice President, Controller and Treasurer (Principal Financial Officer)
Marliss D. Johnson

61	ampco pittsburgh | 2006 annual report

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.

March 8, 2007	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ Robert J. Appel
Robert J. Appel

	By:	/s/ Louis Berkman
Louis Berkman

	By:	/s/ Leonard M. Carroll
Leonard M. Carroll

	By:	/s/ William D. Eberle
William D. Eberle

	By:	/s/ Paul A. Gould
Paul A. Gould

	By:	/s/ William K. Lieberman
William K. Lieberman

	By:	/s/ Laurence E. Paul
Laurence E. Paul

	By:	/s/ Stephen E. Paul
Stephen E. Paul

	By:	/s/ Carl H. Pforzheimer, III
Carl H. Pforzheimer, III

ampco pittsburgh | 2006 annual report	62

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		63
Report of Independent Registered Public Accounting Firm		64
Valuation and Qualifying Accounts	II	65

63	ampco pittsburgh | 2006 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated March 2, 2007 (the report on the audit of the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 2, 2007

ampco pittsburgh | 2006 annual report	64

Schedule II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2006
Allowance for doubtful accounts	$681	$60	$—	$(501	)(2)	$42	$282
Valuation allowance against gross deferred income tax assets	$11,530	$—	$24	$(6,564	)(3)	$40	$5,030
Year ended December 31, 2005
Allowance for doubtful accounts	$956	$39	$—	$(302	)(2)	$(12)	$681
Valuation allowance against gross deferred income tax assets	$16,778	$—	$341	$(4,461	)(3)	$(1,128)	$11,530
Year ended December 31, 2004
Allowance for doubtful accounts	$543	$400	$—	$5		$8	$956
Valuation allowance against gross deferred income tax assets	$13,073	$—	$3,159	$(4	)(3)	$550	$16,778

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents current year write-off of accounts receivable balances net of recovery of accounts receivable balances previously written off.

(3)

Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision (benefit) in the statements of operations.

(4)	Represents impact from changes in foreign currency exchange rates.

65	ampco pittsburgh | 2006 annual report

DIRECTORS AND OFFICERS

Robert A. Paul(1)(5)	Laurence E. Paul
Director	Director
Chairman of the Board and Chief Executive Officer	Managing Principal, Laurel Crown Partners

Ernest G. Siddons(1)(5)	Stephen E. Paul
Director	Director
President and Chief Operating Officer	Managing Principal, Laurel Crown Partners

Louis Berkman	Carl H. Pforzheimer, III(1)(2)(4)
Director	Director
Chairman Emeritus	Managing Partner, Carl H. Pforzheimer & Co.
Chairman, The Louis Berkman Investment Company
Rose Hoover
Robert J. Appel(2)(3)(5)	Vice President Administration and Corporate Secretary
Director
President, Appel Associates	Dee Ann Johnson
Vice President, Controller and Treasurer
Leonard M. Carroll(1)(2)
Director	Terrence W. Kenny
Managing Director, Seneca Capital Management, Inc.	Group Vice President

William D. Eberle(2)(3)	Robert F. Schultz
Director	Vice President Industrial Relations and Senior Counsel
Private Investor

Paul A. Gould(2)(3)(4)(5)
Director
Managing Director, Allen & Company, Inc.

William K. Lieberman(1)(4)	(1)Member of the Executive Committee
Director	(2)Member of the Audit Committee
President, The Lieberman Companies	(3)Member of the Compensation Committee
(4)Member of the Nominating and Governance Committee
(5)Member of the Investment Committee

OPERATING COMPANIES

UNION ELECTRIC STEEL CORPORATION	BUFFALO AIR HANDLING COMPANY
Carnegie, Pennsylvania	Amherst, Virginia
Robert G. Carothers, President	William R. Phelps, President
www.uniones.com	www.buffaloair.com
Subsidiary Company:
BUFFALO PUMPS, INC.
The Davy Roll Company	North Tonawanda, New York
Gateshead, England	Charles R. Kistner, President
Stephen A. Bell, Managing Director	www.buffalopumps.com
www.davyroll.com

AEROFIN CORPORATION
Lynchburg, Virginia
David L. Corell, President
www.aerofin.com

ampco pittsburgh | 2006 annual report	72