Form 10-Q
period 2007-03-31
AMPCO PITTSBURGH CORP
filed 2007-05-10
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES X   NO

On May 10, 2007, 9,907,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	20

Item 1A -	Risk Factors	20

Item 6 -	Exhibits	20

Signatures		21

Exhibit Index		22

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,037,713	$56,083,870
Short-term marketable securities	40,959,753	-
Receivables, less allowance for
doubtful accounts of $322,234 in
2007 and $281,585 in 2006	64,663,663	54,870,372
Inventories	60,775,057	55,912,261
Insurance receivable - asbestos	11,700,000	11,700,000
Other	8,783,809	8,414,152
Total current assets	201,919,995	186,980,655
Property, plant and equipment, net	68,840,195	68,593,334
Insurance receivable - asbestos	102,847,965	102,847,965
Deferred tax asset	9,446,925	10,848,455
Prepaid pensions	3,429,265	3,049,627
Goodwill	2,694,240	2,694,240
Other noncurrent assets	6,962,895	6,198,495
	$396,141,480	$381,212,771

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,345,817	$15,930,260
Accrued payrolls and employee benefits	9,860,629	11,008,413
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability - current portion	12,000,000	12,000,000
Other	25,951,339	22,713,174
Total current liabilities	80,468,785	74,962,847
Employee benefit obligations	34,117,124	34,170,743
Asbestos liability	127,987,512	128,014,944
Other noncurrent liabilities	4,458,415	3,859,225
Total liabilities	247,031,836	241,007,759

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
9,837,497 shares in 2007 and 2006	9,837,497	9,837,497
Additional paid-in capital	105,427,926	105,427,926
Retained earnings	66,046,712	57,994,215
Accumulated other comprehensive loss	(32,202,491)	(33,054,626)
Total shareholders' equity	149,109,644	140,205,012
	$396,141,480	$381,212,771

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Net sales	$87,740,408	$68,889,549

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	62,274,273	51,356,887
Selling and administrative	9,914,698	8,135,895
Depreciation	1,757,156	1,729,272
Loss on disposition of assets	9,193	3,463
Total operating expenses	73,955,320	61,225,517

Income from operations	13,785,088	7,664,032

Other income (expense):
Interest and dividend income	217,232	538,751
Interest expense	(179,280)	(153,415)
Other - net	(62,437)	250,368
	(24,485)	635,704

Income before income taxes	13,760,603	8,299,736

Income tax provision	4,296,000	2,728,000

Net income	$9,464,603	$5,571,736

Earnings per common share:
Basic	$0.96	$0.57
Dilutive	$0.95	$0.56

Cash dividends declared per share	$0.15	$0.10

Weighted average number of common
shares outstanding:
Basic shares	9,837,497	9,803,166
Dilutive shares	9,980,208	9,906,878

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Net cash flows provided by operating activities	$2,390,455	$3,729,754

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,965,235)	(1,466,923)
Purchases of short-term marketable
securities	(40,490,947)	(7,500,000)
Proceeds from sale of short-term
marketable securities	-	2,500,000

Net cash flows used in investing activities	(42,456,182)	(6,466,923)

Cash flows from financing activities:
Dividends paid	(983,750)	(976,750)
Proceeds from the issuance of common stock	-	919,700

Net cash flows used in financing activities	(983,750)	(57,050)

Effect of exchange rate changes on cash
and cash equivalents	3,320	35,843

Net decrease in cash and cash equivalents	(41,046,157)	(2,758,376)

Cash and cash equivalents at beginning of period	56,083,870	7,913,504

Cash and cash equivalents at end of period	$15,037,713	$5,155,128

Supplemental information:
Income tax payments	$17,985	$93,750
Interest payments	$179,280	$151,269

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Adopted Accounting Pronouncement

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of penalties and interest, accounting in interim periods, disclosure, and transition. As a result, the Corporation recognized a decrease in the liability for unrecognized tax benefits of approximately $65,000, which was recorded as an adjustment to the opening balance of retained earnings, resulting in a balance of approximately $929,000, including penalties and interest. If the unrecognized tax benefits were recognized, the full amount would reduce the Corporation’s effective tax rate. Penalties and interest related to the potential disallowance of a tax position taken are recognized as a component of the income tax provision. Accrued penalties and interest approximated $64,000 as of January 1, 2007 and March 31, 2007. It is expected that the amount of unrecognized tax benefits will change within the next 12 months; however, the impact is not expected to be significant. The Corporation is subject to taxation in the US, various states and foreign jurisdictions, and remains subject to examination by taxing authorities for tax years 2003-2006.

2.	Inventories

At March 31, 2007 and December 31, 2006, approximately 62% and 60%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2007	2006

Raw materials	$13,778	$12,624
Work-in-process	30,207	28,490
Finished goods	9,240	7,425
Supplies	7,550	7,373
	$60,775	$55,912

3. Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2007	2006

Land and land improvements	$4,438	$4,438
Buildings	27,166	27,162
Machinery and equipment	145,085	143,067
	176,689	174,667
Accumulated depreciation	(107,849)	(106,074)
	$68,840	$68,593

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2007	2006

Customer-related liabilities	$9,866	$9,867
Accrued sales commissions	3,393	2,837
Accrued income taxes payable	3,367	1,043
Other	9,325	8,966
	$25,951	$22,713

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of:

	(in thousands) Three Months Ended March 31,

	2007	2006

Balance at beginning of period	$5,567	$3,786
Satisfaction of warranty claims	(669)	(628)
Provision for warranty claims	1,010	686
Other, primarily impact from
changes in foreign currency
exchange rates	18	26
Balance at end of period	$5,926	$3,870

5. Pension and Other Postretirement Benefits

Contributions for the three months ended March 31, 2007 and 2006 were as follows:

	(in thousands)
	2007	2006
U.S. pension benefits plans	$-	$-
Foreign pension benefits plan	$170	$132
Other postretirement benefits (e.g. net payments)	$209	$183
U.K. defined contribution plan	$135	$99

As a result of the unfunded status of the foreign pension benefits plan, the Corporation has committed to contribute an additional $1,180,000 (£600,000) in 2007 bringing total contributions for 2007 to the plan to approximately $1,875,000.

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	U.S. Pension Benefits
	Three Months Ended March 31,
	2007	2006

Service cost	$669	$569
Interest cost	1,892	1,720
Expected return on plan assets	(2,911)	(3,122)
Amortization of prior service cost	160	154
Actuarial gain	(34)	(67)
Net benefit income	$(224)	$(746)

	(in thousands)
	Foreign Pension Benefits
	Three Months Ended March 31,
	2007	2006

Interest cost	$664	$533
Expected return on plan assets	(654)	(519)
Actuarial loss	115	93
Net benefit cost	$125	$107

	(in thousands)
	Other Postretirement Benefits
	Three Months Ended March 31,
	2007	2006

Service cost	$72	$86
Interest cost	154	198
Amortization of prior service cost (benefit)	9	(112)
Actuarial loss	39	53
Net benefit cost	$274	$225

6.	Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of March 31, 2007 approximated $21,728,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

Davy Roll received $1,880,000 (£1,000,000) of U.K. governmental grants toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009. At this date, Davy’s level of employment exceeds the targeted level of employment; accordingly, no liability has been recorded.

See Note 10 regarding litigation and Note 11 for environmental matters.

7. Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Three Months Ended March 31,
	2007	2006

Net income	$9,465	$5,572
Foreign currency translation adjustments	630	156
Unrecognized components of employee benefit plans	72	-
Adjustment to minimum pension liability	-	(237)
Unrealized holding gains (losses) on
marketable securities	279	(100)
Change in fair value of derivatives	(129)	120
Comprehensive income	$10,317	$5,511

8. Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of March 31, 2007, approximately $78,323,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through March 2011. As of March 31, 2007, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,417,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,825,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(1,489,000), net of income taxes, as of March 31, 2007. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,055,000) expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2007 and 2006, approximately $(217,000) and $(98,000), respectively, were released to pre-tax earnings.

Gains (losses) on foreign exchange transactions approximated $19,000 and $362,000 for the three months ended March 31, 2007 and 2006, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2007, approximately 87% or $1,256,000 of anticipated copper purchases over the next 3 months are hedged. The fair value of these contracts approximated $161,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $101,000, net of income taxes, as of March 31, 2007. The change in the fair value will be reclassified into earnings when the projected sales occur with approximately $161,000 expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2007 and 2006, approximately $13,000 and $435,000, respectively, were released to pre-tax earnings. Additionally, during the three months ended March 31, 2007, $603,000 of the termination gain resulting from the cancellation of futures contracts in May 2006 was released to pre-tax earnings. As of March 31, 2007, the remaining amount of termination gain to be released to pre-tax earnings is not significant.

9. Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Three Months Ended March 31,
	2007	2006
Net Sales:
Forged and Cast Rolls	$60,745	$47,389
Air and Liquid Processing	26,995	21,501

Total Reportable Segments	$87,740	$68,890

Income before income taxes:
Forged and Cast Rolls	$13,248	$7,389
Air and Liquid Processing	2,159	1,380
Total Reportable Segments	15,407	8,769
Other expense, including
corporate costs - net	(1,646)	(469)

Total	$13,761	$8,300

10.	Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts. The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary, for the three months ended March 31, 2007:

Approximate open claims at end of period	9,673(1)
Gross settlement and defense costs (in 000’s)	$3,789
Approximate claims settled or dismissed	258

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

The Coverage Arrangement includes an acknowledgement that Howden Buffalo, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation and the relevant subsidiaries for Asbestos Liability alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies.

Asbestos Valuations

The Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary, which the Corporation believes are immaterial. The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

The Corporation also retained The Claro Group LLC (“Claro”), a nationally-recognized insurance consulting firm, to assist, in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projections of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. Based upon Claro’s allocations, and taking into account the Corporation’s analysis of publicly available information on the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2013. Although the Corporation, after consulting with its counsel and Claro, believes that the assumptions employed in the insurance valuation were appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation has recorded reserves for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2013 of $140 million, of which approximately 60% is attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond the next seven years. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation has also recorded a receivable of $114.5 million for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A - (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25.5 million difference between insurance recoveries and projected costs is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

11. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for all environmental proceedings of approximately $2,141,000 at March 31, 2007 is considered adequate based on information known to date.

12. Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which provides relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract. SFAS No. 155 became effective on January 1, 2007 and did have a significant impact on the Corporation’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 becomes effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments - the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

The Forged and Cast Rolls segment continues to benefit from the increased level of steel and aluminum production, particularly in China, and unprecedented demand for its products resulting from the worldwide shortage of roll capacity. Purchase orders have been received or long-term agreements entered into with numerous customers for the supply of forged and cast rolls for delivery through the end of 2010. The segment has virtually sold out its capacity to the end of 2008 and beyond that date for certain products. In large part, selling prices have been protected from volatility in the cost of materials by means of a variable surcharge. Emphasis for this segment will be to maximize capacity and the most favorable product mix while maintaining the reliability of equipment, superior quality and on-time delivery. The outlook for the foreseeable future is good with improved sales and income from operations expected in 2007. Current backlog (unfilled purchase orders on hand) and demand provide confidence that these operations, particularly Union Electric Steel, will operate at capacity for the next few years.

The outlook for the Air & Liquid Processing companies is for sales and operating results comparable to 2006, excluding the $25.5 million charge for asbestos litigation. Its focus will be to strengthen sales distribution, continue to search for additional product lines, and, because of near full employment in central Virginia, address the shortage of labor potentially by opening a leased satellite plant.

Operations for the Three Months Ended March 31, 2007 and 2006

Net Sales. Net sales for the three months ended March 31, 2007 and 2006 were $87,740,000 and $68,890,000, respectively. A discussion of sales for the Corporation’s two segments is included below. Backlog approximated $655,771,000 and $351,802,000 at March 31, 2007 and 2006, respectively, and $589,824,000 at December 31, 2006. The increase is principally attributable to the Forged and Cast Rolls segment. The March 31, 2007 backlog includes approximately $431,272,000 of orders scheduled for shipment after December 31, 2007 (with $205,880,000 of this amount scheduled for shipment after December 31, 2008).

Costs of Products Sold. Costs of products sold, excluding depreciation, were 71.0% and 74.6% of net sales for the three months ended March 31, 2007 and 2006, respectively. The improvement is due primarily to better pricing and additional volume for the Forged and Cast Rolls segment.

Selling and Administrative. Selling and administrative expenses for the first quarter ended March 31, 2007 and 2006 were comparable at 11.3% and 11.8% of net sales for the respective periods. The dollar increase is primarily attributable to higher commission expense resulting from the increase in the level of export sales, particularly for the Forged and Cast Rolls segment, and the additional volume.

Income from Operations. Income from operations for the three months ended March 31, 2007 and 2006 approximated $13,785,000 and $7,664,000, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales and operating income for the three months ended March 31, 2007 increased over the same period of the prior year due primarily to greater demand for both forged and cast rolls and improved margins. Backlog approximated $612,475,000 and $307,967,000 as of March 31, 2007 and 2006, respectively, and $548,522,000 as of December 31, 2006. The increase is reflective of global demand for products of both the U.S. and U.K. operations with capacity for certain types of rolls sold out through 2008. The March 31, 2007 backlog includes approximately $428,737,000 of orders scheduled for shipment after December 31, 2007 (with $205,772,000 of this amount scheduled for shipment after December 31, 2008).

Air and Liquid Processing. Sales and operating income for the three months ended March 31, 2007 increased over the same period of the prior year due principally to higher volumes for the coil and air handling businesses. Aerofin is benefiting from additional OEM work and while sales have improved for Buffalo Air Handling, particularly in the hospital, university and pharmaceutical markets, excess capacity in the industry is keeping margins depressed. Sales and earnings for the pumps business were less than the comparable prior year period due to lower demand, particularly for commercial repairs and Navy pumps. Backlog approximated $43,296,000 and $43,835,000 as of March 31, 2007 and 2006, respectively, and $41,302,000 as of December 31, 2006. Approximately $2,535,000 of the March 31, 2007 backlog is scheduled for shipment after 2007.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2007 and 2006 approximated $(24,000) and $636,000, respectively. Interest and dividend income was lower due to timing of the dividend from the U.K. Chinese cast-roll joint venture (which was received in the first quarter of 2006 but is not expected until the second quarter for 2007), interest expense increased due to higher interest rates on the variable-interest Industrial Revenue Bonds, and other-net represents a net expense for the three months ended March 31, 2007 versus net income for the three months ended March 31, 2006 due to lower gains on foreign exchange transactions.

Income Taxes. The effective tax rate approximated 31.2% and 32.9% for the three months ended March 31, 2007 and 2006, respectively. The decrease is primarily attributable to the release of valuation allowances in the first quarter of 2007 equivalent to capital gains earned.

Net Income. As a result of the above, the Corporation’s net income for the three months ended March 31, 2007 and 2006 equaled $9,465,000 and $5,572,000, respectively.

Dividend. Due to improved earnings, the Corporation announced an increase in the dividend for the first quarter of 2007 from $0.10 per common share to $0.15 per common share.

Liquidity and Capital Resources

Net cash flows provided by operating activities approximated $2,390,000 and $3,730,000 for the three months ended March 31, 2007 and 2006, respectively. While earnings improved in the first quarter of 2007, the expected increase in cash flows provided by operating activities was offset by an increase in working capital. Accounts receivable grew as a result of improved sales, inventories and accounts payable increased due to the growth in the level of business, and other current liabilities increased because of improved profitability of the Corporation resulting in an increase in accrued income taxes payable and higher commissions payable.

Net cash flows used in investing activities were $42,456,000 and $6,467,000 for the three months ended March 31, 2007 and 2006, respectively. The increase is primarily attributable to a net increase in short-term investments of approximately $35,500,000 for the three months ended March 31, 2007 over the same period of the prior year. Capital expenditures for each of the quarters were comparable. As of March 31, 2007, future capital expenditures totaling approximately $46,740,000 have been approved, which includes the purchase of a forge press, manipulator, and ancillary equipment at the Corporation’s domestic forged-roll facility to be spent over the next three years.

Net cash flows used in financing activities were $984,000 and $57,000 for the three months ended March 31, 2007 and 2006, respectively. While dividends were paid at a rate of $0.10 per share for each of the three months ended, proceeds from the issuance of stock under the Corporation’s stock option plan in 2006 provided cash of $920,000. Due to improved earnings, the Corporation announced an increase in the dividend for the first quarter of 2007 from $0.10 per common share to $0.15 per common share.

The change in the value of local currencies against the dollar did not have a significant impact on cash and cash equivalents for the three months ended March 31, 2007 and 2006.

As a result of the above, cash and cash equivalents decreased $41,046,000 in 2007 and ended the period at $15,038,000 in comparison to $56,084,000 at December 31, 2006. Additionally, the Corporation has investments in short-term marketable securities of approximately $41,000,000 at March 31, 2007. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2007 was approximately $10,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 10 and 11 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2006, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 12 to the condensed consolidated financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2006.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2007.

(c) Changes in internal control over financial reporting. During the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1 Legal Proceedings

The information contained in Note 10 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2007	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: May 10, 2007	BY: s/Marliss D. Johnson
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