Form 10-Q
period 2007-06-30
AMPCO PITTSBURGH CORP
filed 2007-08-01
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  X                                     NO

On August 1, 2007,  10,177,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	21

Item 1A -	Risk Factors	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 6 -	Exhibits	21

Signatures		23

Exhibit Index		24

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$18,168,104	$56,083,870
Short-term marketable securities	51,462,400	-
Receivables, less allowance for
doubtful accounts of $279,426 in
2007 and $281,585 in 2006	59,911,076	54,870,372
Inventories	64,742,767	55,912,261
Insurance receivable – asbestos	11,700,000	11,700,000
Other	9,338,350	8,414,152
Total current assets	215,322,697	186,980,655
Property, plant and equipment, net	68,973,783	68,593,334
Insurance receivable - asbestos	102,847,965	102,847,965
Deferred tax assets	9,656,628	10,848,455
Prepaid pensions	3,808,903	3,049,627
Goodwill	2,694,240	2,694,240
Other noncurrent assets	7,379,754	6,198,495
	$410,683,970	$381,212,771

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$19,290,105	$15,930,260
Accrued payrolls and employee benefits	13,000,673	11,008,413
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	12,000,000	12,000,000
Other	24,682,654	22,713,174
Total current liabilities	82,284,432	74,962,847
Employee benefit obligations	32,508,332	34,170,743
Asbestos liability	127,873,356	128,014,944
Other noncurrent liabilities	4,491,864	3,859,225
Total liabilities	247,157,984	241,007,759

Commitments and contingent liabilities
(Note 7)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,177,497 shares in 2007 and 9,837,497
shares in 2006	10,177,497	9,837,497
Additional paid-in capital	109,802,261	105,427,926
Retained earnings	74,697,771	57,994,215
Accumulated other comprehensive loss	(31,151,543)	(33,054,626)
Total shareholders' equity	163,525,986	140,205,012
	$410,683,970	$381,212,771

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Net sales	$176,480,443	$144,344,227	$88,740,035	$75,454,678

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	123,947,961	106,421,213	61,673,688	55,064,326
Selling and administrative	19,779,481	17,600,359	9,864,783	9,464,464
Depreciation	3,517,084	3,449,091	1,759,928	1,719,819
(Gain) loss on disposition
of assets	(32,994)	12,147	(42,187)	8,684
Total operating expenses	147,211,532	127,482,810	73,256,212	66,257,293

Income from operations	29,268,911	16,861,417	15,483,823	9,197,385

Other income (expense):
Interest and dividend income	958,245	986,864	741,013	447,552
Interest expense	(361,438)	(328,673)	(182,158)	(175,258)
Other – net	(645,432)	423,188	(582,995)	173,381
	(48,625)	1,081,379	(24,140)	445,675

Income before income taxes	29,220,286	17,942,796	15,459,683	9,643,060
Income tax provision	9,578,000	5,814,000	5,282,000	3,086,000

Net income	$19,642,286	$12,128,796	$10,177,683	$6,557,060

Net income per common share:
Basic	$1.98	$1.24	$1.02	$0.67
Diluted	$1.96	$1.22	$1.01	$0.66

Cash dividends declared
per share	$0.30	$0.20	$0.15	$0.10

Weighted average number of
common shares outstanding:
Basic	9,913,237	9,818,329	9,988,145	9,833,326
Diluted	10,031,854	9,947,489	10,076,936	9,972,833

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Net cash flows provided by operating activities	$14,155,404	$11,193,819

Cash flows from investing activities:

Purchases of property, plant and equipment	(3,723,251)	(3,348,014)
Purchases of short-term marketable securities	(50,490,947)	(14,200,000)
Proceeds from the sale of short-term
marketable securities	-	8,700,000
Other	(239,700)	-

Net cash flows used in investing activities	(54,453,898)	(8,848,014)

Cash flows from financing activities:

Proceeds from the issuance of common stock	3,625,809	806,950
Excess tax benefits from the exercise of stock
options	1,089,060	-
Dividends paid	(2,460,499)	(1,959,698)

Net cash flows provided by (used in)
financing activities	2,254,370	(1,152,748)

Effect of exchange rate changes on cash
and cash equivalents	128,358	216,362

Net (decrease) increase in cash and
cash equivalents	(37,915,766)	1,409,419

Cash and cash equivalents at beginning of period	56,083,870	7,913,504

Cash and cash equivalents at end of period	$18,168,104	$9,322,923

Supplemental information:
Income tax payments	$6,051,842	$2,901,265
Interest payments	$362,357	$322,844

Non-cash investing activities:
Appreciation of short-term marketable
securities	$971,453	$-

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the six and three months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Adopted Accounting Pronouncement

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of penalties and interest, accounting in interim periods, disclosure, and transition. As a result, at January 1, 2007, the Corporation recognized a decrease in the liability for unrecognized tax benefits of approximately $65,000, which was recorded as an adjustment to the opening balance of retained earnings, resulting in a balance of approximately $929,000, including penalties and interest. If the unrecognized tax benefits were recognized, the full amount would reduce the Corporation’s effective tax rate. Penalties and interest related to the potential disallowance of a tax position taken are recognized as a component of the income tax provision. Accrued penalties and interest approximated $64,000 as of January 1, 2007. It is expected that the amount of unrecognized tax benefits will change within the next 12 months; however, the impact is not expected to be significant. The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by taxing authorities for tax years 2003-2006.

2.	Investment in Joint Venture

In May 2007, a newly-formed subsidiary of Union Electric Steel (UES), a wholly-owned subsidiary of the Corporation, entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture which will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. It is anticipated that the joint venture will begin production in 2009 and will have an initial annual capacity of

- 6 -

approximately 10,000 metric tons.  UES will contribute $14.7 million cash over a number of years for a 49% interest in the newly-created joint venture and Maanshan will contribute $15.3 million cash for a 51% interest. UES will account for its interest in the joint venture under the equity method of accounting.

3.	Inventories

At June 30, 2007 and December 31, 2006, approximately 63% and 60%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method.  Inventories were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2007	2006

Raw materials	$14,961	$12,624
Work-in-process	32,860	28,490
Finished goods	8,900	7,425
Supplies	8,022	7,373
	$64,743	$55,912

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2007	2006

Land and land improvements	$4,439	$4,438
Buildings	27,218	27,162
Machinery and equipment	146,949	143,067
	178,606	174,667
Accumulated depreciation	(109,632)	(106,074)
	$68,974	$68,593

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2007	2006

Customer-related liabilities	$9,993	$9,867
Accrued sales commissions	3,584	2,837
Accrued income taxes payable	1,824	1,043
Other	9,282	8,966
	$24,683	$22,713

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties.  Changes in the liability for product warranty claims for the six and three months ended June 30, 2007 and 2006 consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Balance at beginning of the period	$5,567	$3,786	$5,926	$3,870
Satisfaction of warranty claims	(1,245)	(1,344)	(576)	(716)
Provision for warranty claims	2,365	1,657	1,355	971
Other, primarily impact from
changes in foreign currency
exchange rates	92	191	74	165
Balance at end of the period	$6,779	$4,290	$6,779	$4,290

6. Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2007 and 2006 were as follows:
	(in thousands)
	2007	2006
U.S. pension benefits plans	$-	$-
U.K. pension benefits plan	$743	$277
Other postretirement benefits (e.g. net payments)	$385	$365
U.K. defined contribution plan	$246	$450

As a result of the unfunded status of the U.K. pension benefits plan, the Corporation has committed to contribute an additional $1,180,000 (£600,000) in 2007 bringing total contributions for 2007 to the plan to approximately $1,875,000.

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	U.S. Pension Benefits
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$1,339	$1,181	$670	$612
Interest cost	3,784	3,502	1,892	1,782
Expected return on plan assets	(5,822)	(6,248)	(2,911)	(3,126)
Amortization of:
Prior service cost	320	309	160	155
Actuarial (gain) loss	(68)	(59)	(34)	8
Net benefit income	$(447)	$(1,315)	$(223)	$(569)

	(in thousands)
	U.K. Pension Benefits
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Interest cost	$1,338	$1,093	$674	$560
Expected return on plan assets	(1,316)	(1,063)	(662)	(544)
Amortization of actuarial loss	232	189	117	96
Net benefit cost	$254	$219	$129	$112

	(in thousands)
	Other Postretirement Benefits
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Service cost	$197	$171	$125	$85
Interest cost	417	397	263	199
Amortization of:
Prior service cost (benefit)	18	(223)	9	(111)
Actuarial loss	77	106	38	53
Net benefit cost	$709	$451	$435	$226

7.	Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of June 30, 2007 approximated $20,825,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

Through 2006, Davy Roll received U.K. governmental grants totaling $1,880,000 (£1,000,000) toward the purchase and installation of certain machinery and equipment. Under the agreement, the grants are repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through March 2009.  At this date, Davy’s level of employment exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See also Note 2 for contributions to a joint venture, Note 11 regarding litigation and Note 12 for environmental matters.

8.    Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) for the six and three months ended June 30, 2007 and 2006 consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income	$19,642	$12,129	$10,178	$6,557
Foreign currency translation
adjustments	1,180	2,314	550	2,158
Unrecognized components of
employee benefit plans	378	-	306	-
Adjustment to minimum pension
liability	-	(1,636)	-	(1,399)
Unrealized holding gains
(losses) on marketable securities	662	(97)	383	3
Change in the fair value
of derivatives (cash flow hedges)	(317)	(602)	(188)	(722)
Comprehensive income	$21,545	$12,108	$11,229	$6,597

9.  Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies.  To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of June 30, 2007, approximately $81,088,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through March 2011.  As of June 30, 2007, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $1,824,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $1,868,000.  The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(1,594,000), net of income taxes, as of June 30, 2007. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,203,000) expected to be released to pre-tax earnings within the next 12 months.  During the six months ended June 30, 2007 and 2006, approximately $(493,000) and $(370,000), respectively, were released to pre-tax earnings, and during the three months ended June 30, 2007 and 2006, approximately $(275,000) and $(272,000), respectively, were released to pre-tax earnings.

(Losses) gains on foreign exchange transactions approximated $(481,000) and $645,000 for the six months ended June 30, 2007 and 2006, respectively, and $(501,000) and $282,000 for the three months ended June 30, 2007 and 2006, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory.  To minimize this risk, futures contracts are entered into which are designated as cash flow hedges.  At June 30,

2007, approximately 87% or $1,557,000 of anticipated copper purchases over the next 3 months are hedged.  The fair value of these contracts was insignificant as of June 30, 2007.  During the six months ended June 30, 2007 and 2006, approximately $(167,000) and $1,091,000, respectively, were released to pre-tax earnings and during the three months ended June 30, 2007 and 2006, approximately $(39,000) and $656,000, respectively, were released to pre-tax earnings.  Additionally, during the six and three months ended June 30, 2007, $799,000 and $196,000 of the termination gain resulting from the cancellation of futures contracts in May 2006 was released to pre-tax earnings.  As of June 30, 2007, the remaining amount of termination gain to be released to pre-tax earnings is not significant.

10.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net Sales:
Forged and Cast Rolls	$123,759	$100,429	$63,014	$53,040
Air and Liquid Processing	52,721	43,915	25,726	22,415
Total Reportable Segments	$176,480	$144,344	$88,740	$75,455

Income before income taxes:
Forged and Cast Rolls	$28,123	$16,407	$14,875	$9,017
Air and Liquid Processing	4,296	3,079	2,137	1,700
Total Reportable Segments	32,419	19,486	17,012	10,717
Other expense, including
corporate costs – net	(3,199)	(1,543)	(1,552)	(1,074)

Total	$29,220	$17,943	$15,460	$9,643

11.Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts. The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary, for the six months ended June 30, 2007:

- 11 -

Approximate open claims at end of period	9,887 (1)
Gross settlement and defense costs (in 000’s)	$8,826
Approximate claims settled or dismissed	535

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

- 12 -

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

The Corporation has also recorded a receivable of $114.5 million for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25.5 million difference between insurance recoveries and projected costs is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

12.  Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale.  Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites.  In the opinion of management, the potential liability for all environmental proceedings of approximately $2,087,000 at June 30, 2007 is considered adequate based on information known to date.

13.	Recently Issued Accounting Pronouncements

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

Forged and Cast Rolls. The Forged and Cast Rolls segment continues to benefit from the global increase in the level of steel and aluminum production and unprecedented demand for its products resulting from the worldwide shortage of roll capacity. Purchase orders have been received or long-term agreements entered into with numerous customers for the supply of forged and cast rolls for delivery into 2011. The segment has virtually sold out its capacity for 2008 and a substantial portion for 2009 and 2010. In large part, selling prices are protected from volatility in the cost of materials by means of a variable surcharge.

Emphasis for this segment will be to maximize capacity and the most favorable product mix while maintaining the reliability of equipment, superior quality and on-time delivery. Additionally, in May 2007, a newly-formed subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture which will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. It is anticipated that the joint venture will begin production in 2009 and will have an initial annual capacity of approximately 10,000 metric tons.

The outlook for earnings from operations continues to be favorable with sales and income from operations remaining strong for the duration of 2007. Current backlog (unfilled orders on hand) and demand provide confidence that these operations, particularly UES, will operate at near capacity for the next several years.

Air and Liquid Processing. The outlook for the Air & Liquid Processing companies is for sales and operating results to increase modestly above 2006 levels, excluding the $25.5 million charge for asbestos litigation.  Its focus will be principally to strengthen sales distribution and acquire new lines of businesses.

Operations for the Six Months Ended June 30, 2007 and 2006

Net Sales.  Net sales for the six months ended June 30, 2007 and 2006 were $176,480,000 and $144,344,000, respectively, and $88,740,000 and $75,455,000, respectively, for the three months then ended.  A discussion of sales for the Corporation’s two segments is included below.  Backlog approximated $696,111,000 and $454,208,000 at June 30, 2007 and 2006, respectively, and $589,824,000 at December 31, 2006.  The increase is principally attributable to the Forged and Cast Rolls segment. The June 30, 2007 backlog includes approximately $525,339,000 of orders scheduled for shipment after December 31, 2007 (with $281,886,000 of this amount scheduled for shipment after December 31, 2008).

Costs of Products Sold.  Costs of products sold, excluding depreciation, were 70.2% and 73.7% of net sales for the six months ended June 30, 2007 and 2006, respectively and 69.5% and 73.0% of net sales for the three months ended June 30, 2007 and 2006, respectively.  The improvement is due primarily to better pricing and additional volume for the Forged and Cast Rolls segment.

Selling and Administrative.  Selling and administrative expenses for the six and three months ended June 30, 2007 increased over the comparable prior year periods due principally to higher commission expense resulting from the increase in the level of export sales, particularly for the Forged and Cast Rolls segment, and from the additional volume.

Income from Operations.  Income from operations for the six months ended June 30, 2007 and 2006 approximated $29,269,000 and $16,861,000, respectively, and $15,484,000 and $9,197,000 for the three months ended June 30, 2007 and 2006, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the six and three months ended June 30, 2007 increased over the comparable prior year periods attributable to the additional volume, improved sales mix, and better product margins due to higher pricing. Backlog approximated $652,391,000 at June 30, 2007 against $409,399,000 as of June 30, 2006 and $548,522,000 at December 31, 2006. The increase is reflective of the global demand for both forged and cast roll product. Of the June 30, 2007 backlog, and indicative of the long-term supply agreements with and advanced purchase orders from customers, $518,959,000 is scheduled for shipment after December 31, 2007 with $281,645,000 of this amount scheduled for shipment after December 31, 2008.

Air and Liquid Processing. The increase in sales and operating income for the six and three months ended June 30, 2007 against the comparable prior year periods is attributable primarily to the coil and air handling businesses. While sales and operating income improved for Aerofin as a result of an increase in market share for OEM coils, the improvement for Buffalo Air Handling is principally due to strong order intake in the latter part of 2006, resulting in a larger opening backlog at the start of 2007. To date, new orders in 2007 for the air handling business have been lower than the first six months of 2006. Sales and earnings for Buffalo Pumps approximate those of the prior year. Backlog equaled $43,720,000 and $44,809,000 as of June 30, 2007 and 2006, respectively, and $41,302,000 as of December 31, 2006. Approximately $6,380,000 of the June 30, 2007 backlog is scheduled for shipment after 2007.

Other (Expense) Income.  Other (expense) income for the six and three months ended June 30, 2007 approximated $(49,000) and $(24,000), respectively, in comparison to $1,081,000 and $446,000 for the same periods in the prior year. The fluctuation is primarily attributable to foreign exchange losses in 2007 versus foreign exchange gains in 2006. During the second quarter of 2007, Davy Roll received a dividend from its U.K. Chinese cast-roll joint venture (received in the first quarter in 2006) bringing interest and dividend income in line with the prior year.

Income Taxes.  The effective tax rate for the six months ended June 30, 2007 was comparable to that for the six months ended June 30, 2006.  The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods.  Accordingly, the effective tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes the adjustment necessary to record the year-to-date tax provision at the estimated annual effective tax rate for that year.

Net Income.  As a result of the above, the Corporation’s net income for the six months ended June 30, 2007 and 2006 equaled $19,642,000 and $12,129,000, respectively, and $10,178,000 and $6,557,000, respectively, for the three months ended June 30, 2007 and 2006.

Dividend.  Due to improved earnings, the Corporation increased its dividend rate for the first and second quarters of 2007 to $0.15 per common share from $0.10 per common share.

Liquidity and Capital Resources

Net cash flows provided by operating activities approximated $14,155,000 and $11,194,000 for the six months ended June 30, 2007 and 2006, respectively. While earnings improved in 2007, the expected increase in cash flows provided by operating activities was offset by an increase in working capital. As of June 30, 2007 in comparison to June 30, 2006, and similarly as of June 30, 2007 against December 31, 2006, accounts receivable grew as a result of improved sales; and inventories, accounts payable, and other current liabilities increased due to the growth in the level of business.

Net cash flows used in investing activities were $54,454,000 and $8,848,000 for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to a net increase in short-term investments of approximately $45,000,000 for the six months ended June 30, 2007 over the same period of the prior year. Capital expenditures for each of the quarters were comparable. As of June 30, 2007, future capital expenditures totaling approximately $46,300,000 have been approved, which includes the purchase of a forge press, manipulator, and ancillary equipment for the Corporation’s domestic forged-roll facility to be spent over the next three years. Additionally, Union Electric Steel will contribute $14,700,000 cash for its 49% interest in the newly-created joint venture with Maanshan Iron & Steel Company. It is expected that a partial contribution of not less than approximately $3,000,000 will be paid before the end of 2007, with the balance to be contributed over the next two years.

Net cash flows provided by (used in) financing activities were $2,254,000 and $(1,153,000) for the six months ended June 30, 2007 and 2006, respectively. The improvement is due to proceeds from the issuance of stock under the Corporation’s stock option plan and the resulting excess tax benefits exceeding the amount of dividends paid. The quarterly dividend rate increased to $0.15 per share in 2007 to date from $0.10 per share in 2006.

The change in the value of local currencies against the dollar did not have a significant impact on cash and cash equivalents for the six months ended June 30, 2007 and 2006.

As a result of the above, cash and cash equivalents decreased $37,916,000 in 2007 and ended the period at $18,168,000 in comparison to $56,084,000 at December 31, 2006.  Additionally, the Corporation has investments in short-term marketable securities of approximately $51,462,000 at June 30, 2007.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation.  The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses.  The total available at June 30, 2007 was approximately $10,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 11 and 12 to the condensed consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

(a)
Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer.  Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2007.

(c) Changes in internal control over financial reporting. During the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1           Legal Proceedings

The information contained in Note 11 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A        Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Items 2-3     None

Item 4          Submission of Matters to a Vote of Security Holders

On April 25, 2007 at the Annual Meeting of Shareholders, the following individuals were elected directors of the Corporation by the following votes:

	For	Withheld

Leonard M. Carroll	9,043,785	264,653
Laurence E. Paul	8,961,969	346,469
Ernest G. Siddons	9,072,737	235,701

Item 5           None

Item 6           Exhibits

(3)                 Articles of Incorporation and By-laws

(a)	Articles of Incorporation

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 1, 2007	BY:
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: August 1, 2007	BY:
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