Form 10-Q
period 2007-09-30
AMPCO PITTSBURGH CORP
filed 2007-11-07
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On November 7, 2007, 10,177,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	21

Item 1A -	Risk Factors	21

Item 6 -	Exhibits	21

Signatures		22

Exhibit Index		23

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$24,156,991	$56,083,870
Short-term marketable securities	55,525,964	-
Receivables, less allowance for
doubtful accounts of $275,222 in
2007 and $281,585 in 2006	58,753,338	54,870,372
Inventories	65,159,162	55,912,261
Insurance receivable – asbestos	11,700,000	11,700,000
Other	9,610,980	8,414,152
Total current assets	224,906,435	186,980,655
Property, plant and equipment, net	70,232,607	68,593,334
Insurance receivable - asbestos	102,847,965	102,847,965
Deferred tax assets	8,813,523	10,848,455
Prepaid pensions	4,139,408	3,049,627
Goodwill	2,694,240	2,694,240
Other noncurrent assets	6,960,394	6,198,495
	$420,594,572	$381,212,771

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,049,032	$15,930,260
Accrued payrolls and employee benefits	14,118,218	11,008,413
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	12,000,000	12,000,000
Other	27,902,876	22,713,174
Total current liabilities	84,381,126	74,962,847
Employee benefit obligations	32,296,796	34,170,743
Asbestos liability	127,799,276	128,014,944
Other noncurrent liabilities	5,472,871	3,859,225
Total liabilities	249,950,069	241,007,759

Commitments and contingent liabilities
(Note 7)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,177,497 shares in 2007 and 9,837,497
shares in 2006	10,177,497	9,837,497
Additional paid-in capital	109,802,261	105,427,926
Retained earnings	82,569,776	57,994,215
Accumulated other comprehensive loss	(31,905,031)	(33,054,626)
Total shareholders' equity	170,644,503	140,205,012
	$420,594,572	$381,212,771

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Net sales	$263,640,134	$223,412,730	$87,159,691	$79,068,503

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	185,257,745	164,778,720	61,309,784	58,357,507
Selling and administrative	29,843,338	26,892,827	10,063,857	9,292,468
Depreciation	5,097,501	5,067,342	1,580,417	1,618,251
(Gain) loss on disposition
of assets	(33,342)	4,120	(348)	(8,027)
Total operating expenses	220,165,242	196,743,009	72,953,710	69,260,199

Income from operations	43,474,892	26,669,721	14,205,981	9,808,304

Other income (expense):
Interest and dividend income	1,215,920	1,406,043	257,675	419,179
Interest expense	(551,462)	(514,964)	(190,024)	(186,291)
Other – net	(993,434)	99,343	(348,002)	(323,845)
	(328,976)	990,422	(280,351)	(90,957)

Income before income taxes	43,145,916	27,660,143	13,925,630	9,717,347
Income tax provision	14,105,000	8,887,000	4,527,000	3,073,000

Net income	$29,040,916	$18,773,143	$9,398,630	$6,644,347

Net income per common share:
Basic	$2.90	$1.91	$0.92	$0.68
Diluted	$2.88	$1.88	$0.92	$0.67

Cash dividends declared
per share	$0.45	$0.30	$0.15	$0.10

Weighted average number of
common shares outstanding:
Basic	10,002,292	9,824,789	10,177,497	9,837,497
Diluted	10,084,271	9,960,206	10,179,788	9,981,833

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Net cash flows provided by operating activities	$28,356,849	$15,248,948

Cash flows from investing activities:

Purchases of property, plant and equipment	(6,400,030)	(4,962,086)
Purchases of short-term marketable securities	(54,006,962)	(50,850,000)
Proceeds from the sale of short-term
marketable securities	-	45,100,000
Other	(239,700)	850

Net cash flows used in investing activities	(60,646,692)	(10,711,236)

Cash flows from financing activities:

Proceeds from the issuance of common stock	3,625,809	806,950
Excess tax benefits from the exercise of stock
options	429,660	-
Dividends paid	(3,987,124)	(2,943,449)

Net cash flows provided by (used in)
financing activities	68,345	(2,136,499)

Effect of exchange rate changes on cash
and cash equivalents	294,619	245,001

Net (decrease) increase in cash and
cash equivalents	(31,926,879)	2,646,214

Cash and cash equivalents at beginning of period	56,083,870	7,913,504

Cash and cash equivalents at end of period	$24,156,991	$10,559,718

Supplemental information:
Income tax payments	$9,535,693	$5,491,763
Interest payments	$556,052	$509,960

Non-cash investing activities:
Appreciation of short-term marketable
securities	$1,519,002	$81,741

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Adopted Accounting Pronouncement

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position, calculation of penalties and interest, accounting in interim periods, disclosure, and transition. As a result, at January 1, 2007, the Corporation recognized a decrease in the liability for unrecognized tax benefits of approximately $65,000, which was recorded as an adjustment to the opening balance of retained earnings, resulting in a balance of approximately $929,000, including penalties and interest. If the unrecognized tax benefits were recognized, the full amount would reduce the Corporation’s effective tax rate. Penalties and interest related to the potential disallowance of a tax position taken are recognized as a component of the income tax provision. Accrued penalties and interest approximated $64,000 as of January 1, 2007. It is expected that the amount of unrecognized tax benefits will change within the next 12 months; however, the impact is not expected to be significant. The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by taxing authorities for tax years 2004-2006.

2.	Investment in Joint Venture

In May 2007, a newly-formed subsidiary of Union Electric Steel (UES), a wholly-owned subsidiary of the Corporation, entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture which will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. It is anticipated that the joint venture will begin production at the end of 2009 and will have an initial annual capacity ofapproximately 10,000 metric tons. UES will contribute $14,700,000 cash over a number of years, with the initial contribution of approximately $3,000,000 made before the end of 2007, for a 49% interest in the newly-created joint venture and Maanshan will contribute $15.3 million cash for a 51% interest. UES will account for its interest in the joint venture under the equity method of accounting.

3.	Inventories

At September 30, 2007 and December 31, 2006, approximately 58% and 60%, respectively, of the inventories were valued on the LIFO method, with the remaining inventories being valued on the FIFO method.  Inventories were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2007	2006

Raw materials	$15,806	$12,624
Work-in-process	32,004	28,490
Finished goods	8,931	7,425
Supplies	8,418	7,373
	$65,159	$55,912

4.  Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2007	2006

Land and land improvements	$4,440	$4,438
Buildings	27,194	27,162
Machinery and equipment	149,803	143,067
	181,437	174,667
Accumulated depreciation	(111,204)	(106,074)
	$70,233	$68,593

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2007	2006

Customer-related liabilities	$10,498	$9,867
Accrued sales commissions	3,048	2,837
Accrued income taxes payable	3,683	1,043
Other	10,674	8,966
	$27,903	$22,713

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties.  Changes in the liability for product warranty claims for the nine and three months ended September 30, 2007 and 2006 consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Balance at beginning of the period	$5,567	$3,786	$6,779	$4,290
Satisfaction of warranty claims	(2,115)	(2,101)	(870)	(757)
Provision for warranty claims	2,913	2,769	548	1,112
Other, primarily impact from
changes in foreign currency
exchange rates	147	224	55	33
Balance at end of the period	$6,512	$4,678	$6,512	$4,678

6. Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2007 and 2006 were as follows:
	(in thousands)
	2007	2006
U.S. pension benefits plans	$-	$-
U.K. pension benefits plan	$1,326	$425
Other postretirement benefits (e.g. net payments)	$499	$518
U.K. defined contribution plan	$362	$299

As a result of the unfunded status of the U.K. pension benefits plan, the Corporation has committed to contribute an additional $400,000 (£200,000) in 2007 bringing total contributions for 2007 to the plan to approximately $1,900,000.

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	U.S. Pension Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$1,980	$1,771	$641	$590
Interest cost	5,755	5,254	1,971	1,752
Expected return on plan assets	(8,723)	(9,372)	(2,901)	(3,124)
Amortization of:
Prior service cost	481	463	161	154
Actuarial gain	(86)	(89)	(18)	(30)
Net benefit income	$(593)	$(1,973)	$(146)	$(658)

	(in thousands)
	U.K. Pension Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Interest cost	$2,023	$1,666	$685	$573
Expected return on plan assets	(1,990)	(1,620)	(674)	(557)
Amortization of actuarial loss	351	288	119	99
Net benefit cost	$384	$334	$130	$115

	(in thousands)
	Other Postretirement Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$300	$302	$103	$131
Interest cost	568	611	151	214
Amortization of:
Prior service cost (benefit)	26	(335)	8	(112)
Actuarial loss	76	207	(1)	101
Net benefit cost	$970	$785	$261	$334

7.	Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of September 30, 2007 approximated $21,025,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

8.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) for the nine and three months ended September 30, 2007 and 2006 consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$29,041	$18,773	$9,399	$6,644
Foreign currency translation
adjustments	672	2,705	(508)	391
Unrecognized components of
employee benefit plans	566	-	188	-
Adjustment to minimum pension
liability	-	(1,919)	-	(283)
Unrealized holding gains
(losses) on marketable securities	1,020	(17)	358	80
Change in the fair value
of derivatives (cash flow hedges)	(1,108)	(582)	(791)	20
Comprehensive income	$30,191	$18,960	$8,646	$6,852

9.  Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies.  To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of September 30, 2007, approximately $96,082,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through March 2011.  As of September 30, 2007, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $2,404,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $2,721,000.  The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(2,435,000), net of income taxes, as of September 30, 2007. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(1,929,000) expected to be released to pre-tax earnings within the next 12 months.  During the nine months ended September 30, 2007 and 2006, approximately $(813,000) and $(591,000), respectively, were released to pre-tax earnings, and during the three months ended September 30, 2007 and 2006, approximately $(320,000) and $(221,000), respectively, were released to pre-tax earnings.

(Losses) gains on foreign exchange transactions approximated $(752,000) and $665,000 for the nine months ended September 30, 2007 and 2006, respectively, and $(270,000) and $21,000 for the three months ended September 30, 2007 and 2006, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory.  To minimize this risk, futures contracts are entered into which are designated as cash flow hedges.  At September 30, 2007, approximately 87% or $1,562,000 of anticipated copper purchases over the next 3 months are hedged.  The fair value of these contracts was insignificant as of September 30, 2007.  During the nine months ended September 30, 2007 and 2006, approximately $(25,000) and $1,490,000, respectively, were released to pre-tax earnings and during the three months ended September 30, 2007 and 2006, approximately $141,000 and $26,000, respectively, were released to pre-tax earnings.

Additionally, during the nine months ended September 30, 2007, the remaining termination gain of $779,000 resulting from the cancellation of futures contracts in May 2006 was released to pre-tax earnings.
By comparison, approximately $618,000 was released to pre-tax earnings during the nine and three months ended September 30, 2006.

10.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net Sales:
Forged and Cast Rolls	$185,010	$154,897	$61,251	$54,468
Air and Liquid Processing	78,630	68,516	25,909	24,601
Total Reportable Segments	$263,640	$223,413	$87,160	$79,069

Income before income taxes:
Forged and Cast Rolls	$41,345	$26,088	$13,222	$9,681
Air and Liquid Processing	6,925	4,693	2,629	1,613
Total Reportable Segments	48,270	30,781	15,851	11,294
Other expense, including
corporate costs – net	(5,124)	(3,121)	(1,925)	(1,577)

Total	$43,146	$27,660	$13,926	$9,717

11.Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts. The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary, for the nine months ended September 30, 2007:

Approximate open claims at end of period	8,274 (1)
Gross settlement and defense costs (in 000’s)	$12,124
Approximate claims settled or dismissed	2,352

(1)
Included as “open claims” are approximately 2,447 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

12.  Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the 2003 sale of certain subsidiaries, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale.  Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites.  In the opinion of management, the potential liability for all environmental proceedings of approximately $2,073,000 at September 30, 2007 is considered adequate based on information known to date.

13.	Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which provides relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract.  SFAS No. 155 became effective on January 1, 2007 and did not have a significant impact on the Corporation’s financial position or results of operations.

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

Emphasis for this segment will be to maximize capacity and the most favorable product mix while maintaining the reliability of equipment, superior quality and on-time delivery. Additionally, in May 2007, a newly-formed subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture which will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. It is anticipated that the joint venture will begin production at the end of 2009 and will have an initial annual capacity of approximately 10,000 metric tons.

Expectations are favorable for the Forged and Cast Rolls segment with sales and income from operations remaining strong for the balance of the year and in 2008. Current backlog (unfilled orders on hand) and demand provide confidence that these operations, particularly UES, will operate at near capacity for the next several years.

Air and Liquid Processing. Management’s focus on improving productivity and sales volume has resulted in improved sales and operating results in 2007 against 2006 (excluding the $25.5 million charge for asbestos litigation).

Operations for the Nine and Three Months Ended September 30, 2007 and 2006

Net Sales.  Net sales for the nine months ended September 30, 2007 and 2006 were $263,640,000 and $223,413,000, respectively, and $87,160,000 and $79,069,000, respectively, for the three months then ended.  A discussion of sales for the Corporation’s two segments is included below.  Backlog approximated $730,805,000 and $541,606,000 at September 30, 2007 and 2006, respectively, and $589,824,000 at December 31, 2006.  The increase is principally attributable to the Forged and Cast Rolls segment. The September 30, 2007 backlog includes approximately $356,013,000 of orders scheduled for shipment after December 31, 2008.

Costs of Products Sold.  Costs of products sold, excluding depreciation, were 70.3% of net sales for the nine and three months ended September 30, 2007 in comparison to 73.8% of net sales for the same periods of the prior year.  The improvement is due primarily to better pricing and additional volume for the Forged and Cast Rolls segment.

Selling and Administrative.  The increase in selling and administrative expenses for the nine and three months ended September 30, 2007 over the comparable prior year periods is primarily attributable to the higher level of sales and price increases.

Income from Operations.  Income from operations for the nine months ended September 30, 2007 and 2006 approximated $43,475,000 and $26,670,000, respectively, and $14,206,000 and $9,808,000 for the three months ended September 30, 2007 and 2006, respectively. A discussion of operating results for the Corporation’s two segments is included below. Additionally, pension income from the Corporation’s U.S. defined benefit plan is approximately $1,380,000 and $512,000 lower for the nine and three months ended September 30, 2007, respectively, against the comparable prior year periods due primarily to changes in salary and mortality assumptions and a decrease in the market-related value of plan assets.

Forged and Cast Rolls.  Sales and operating income for the nine and three months ended September 30, 2007 increased over the comparable prior year periods due to better sales pricing, higher volumes, and changes in product mix. Backlog approximated $686,571,000 at September 30, 2007 against $498,234,000 as of September 30, 2006 and $548,522,000 at December 31, 2006. The increase is reflective of the international demand for both forged and cast roll product. Of the September 30, 2007 backlog, and indicative of the long-term supply agreements with and advanced purchase orders from customers, $355,612,000 is scheduled for shipment after December 31, 2008.

Air and Liquid Processing. Each of the businesses within the segment achieved higher sales and operating income for the nine and three months ended September 30, 2007 against the comparable prior year periods. Buffalo Air Handling benefited from increased volume and improved productivity; additional OEM work due to an increase in market share added to Aerofin’s operating results; and Buffalo Pumps, although to a lesser extent, benefited from a slight increase in volume and a change in product mix. Backlog equaled $44,234,000 and $43,372,000 as of September 30, 2007 and 2006, respectively, and $41,302,000 as of December 31, 2006. The majority of the backlog as of September 30, 2007 will ship during the remainder of 2007 and in 2008.

Other (Expense) Income.  For the nine and three months ended September 30, 2007 in comparison to the same periods of the prior year:

•
Interest and dividend income decreased due to a change in investment strategy. A majority of the current investments are generating appreciation which will be realized upon disposition whereas the investments in the prior year were primarily income generating with earnings realized on a month-to-month basis. Interest and dividend income for each of the nine months ended includes dividends received from the Chinese joint venture which increased to $540,000 in 2007 from $170,000 in 2006 on higher earnings for the joint venture.

•	Interest expense increased due to an increase in the average borrowing rates in 2007 (underlying debt is variable-rate debt).

•	Other – net for the nine months ended September 30, 2007 represents a higher level of expense primarily attributable to foreign exchange losses versus foreign exchange gains in 2006. Other – net for the three-month periods are comparable.  While foreign exchange losses were incurred in 2007 versus foreign exchange gains in 2006, the 2006 period includes an additional provision of $335,000 for environmental costs estimated to be incurred relating to the remediation of real estate previously owned by a discontinued operation.

Income Taxes.  The effective tax rate for the nine months ended September 30, 2007 was comparable to that for the nine months ended September 30, 2006.  The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods.  Accordingly, the effective tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes the adjustment necessary to record the year-to-date tax provision at the estimated annual effective tax rate for that year.

Net Income.  As a result of the above, the Corporation’s net income for the nine months ended September 30, 2007 and 2006 equaled $29,041,000 and $18,773,000, respectively, and $9,399,000 and $6,644,000, respectively, for the three months ended September 30, 2007 and 2006.

Dividend.  Due to continued strong earnings, the Corporation increased its dividend rate for the each of the 2007 quarters to date to $0.15 per common share from $0.10 per common share.

Liquidity and Capital Resources

Net cash flows provided by operating activities approximated $28,357,000 and $15,249,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase is due principally to higher earnings.  As of September 30, 2007 in comparison to September 30, 2006, and similarly as of September 30, 2007 against December 31, 2006, accounts receivable grew as a result of improved sales; and inventories, accounts payable, and other current liabilities increased due to the growth in the level of business.

Net cash flows used in investing activities were $60,647,000 and $10,711,000 for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to a net increase in short-term investments of approximately $48,257,000 for the nine months ended September 30, 2007 over the same period of the prior year. Capital expenditures for each of the periods were comparable. As of September 30, 2007, future capital expenditures totaling approximately $49,976,000 have been approved, which includes approximately $38,800,000 for the purchase of a forge press, manipulator, and ancillary equipment for the Corporation’s domestic forged-roll facility to be spent over the next three years. Additionally, UES will contribute $14,700,000 cash for its 49% interest in the newly-created joint venture with Maanshan. The initial contribution of approximately $3,000,000 will be made before the end of 2007 with the balance to be contributed over the next two years.

Net cash flows provided by financing activities for the nine months ended September 30, 2007 were substantially break-even with proceeds from the issuance of stock under the Corporation’s stock option plan and the resulting excess tax benefits offsetting dividends paid.  For 2006, dividends paid exceeded the proceeds from the issuance of stock under the Corporation’s stock option plan resulting in net cash flows being used by financing activities.  For 2007 to date, the Corporation increased the quarterly dividend rate to $0.15 per share from $0.10 per share in 2006.

The change in the value of local currencies against the dollar did not have a significant impact on cash and cash equivalents for the nine months ended September 30, 2007 and 2006.

As a result of the above, cash and cash equivalents decreased $31,927,000 in 2007 and ended the period at $24,157,000 in comparison to $56,084,000 at December 31, 2006.  Additionally, the Corporation has investments in short-term marketable securities of approximately $55,500,000 at September 30, 2007.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation.  The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses.  The total available at September 30, 2007 was approximately $10,700,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

- 19 -
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2006.

ITEM 4 – CONTROLS AND PROCEDURES

(a)
Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of the management, including the principal executive officer and principal financial officer.  Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007.

(c) Changes in internal control over financial reporting. During the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1           Legal Proceedings

The information contained in Note 11 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A         Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 or Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 7, 2007	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: November 7, 2007	BY: s/Marliss D. Johnson
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