Form 10-K
period 2007-12-31
AMPCO PITTSBURGH CORP
filed 2008-03-10
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 29, 2007 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $302 million.

As of March 5, 2008, 10,177,497 common shares were outstanding.

Documents Incorporated by Reference: Part III, Item 11 of this report incorporates by reference certain information from the Proxy Statement dated March 6, 2008.

5	ampco pittsburgh | 2007 annual report

– PART I –

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2007 are set forth in Note 20 (Business Segments) on page 46 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary company became a 49% partner in a joint venture in China to begin the manufacture of large forged backup rolls during 2010.

The Davy Roll Company Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metal working industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets. Davy Roll also has an investment in a Chinese producer of cast rolls.

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

The Forged and Cast Rolls segment has two international customers which constituted 12.3% and 10.5% of its sales in 2007. While loss of these customers would have some potential adverse financial impact, the current worldwide shortage of roll-making capacity is such that the impact could be minimized.

For additional information on the products produced and financial information about each segment, see Note 20 (Business Segments) on page 46 of this Annual Report on Form 10-K.

ampco pittsburgh | 2007 annual report	6

Raw Materials

Raw materials used in both segments are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by the Corporation are subject to significant variations in price. The Corporation generally does not purchase or commit for the purchase of a major portion of raw materials significantly in advance of the time it requires such materials but does make substantial forward commitments for the supply of natural gas.

Patents

While the Corporation holds some patents, trademarks and licenses, in the opinion of management they are not material to either segment of the Corporation’s business, other than in protecting the goodwill associated with the names under which products are sold.

Backlog

The backlog of orders at December 31, 2007 was approximately $729 million compared to a backlog of $590 million at year-end 2006. Approximately $412 million of those orders is expected to be filled beyond 2008. In addition, the Corporation is a party to long-term supply agreements under which certain customers are committed to purchasing (in 2009 and beyond) approximately $93 million of product for which specific orders have not yet been received.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.2 million in 2007, $1.5 million in 2006 and $1.2 million in 2005.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2007 and such expenditures are not expected to be material in 2008.

Employees

On December 31, 2007, the Corporation had 1,323 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 20 (Business Segments) on page 46 of this Annual Report on Form 10-K.

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

7	ampco pittsburgh | 2007 annual report

ITEM 1A.	RISK FACTORS

From time to time, important factors may cause actual results to differ materially from any future expected results based on performance expressed or implied by any forward-looking statements made by us, including known and unknown risks, uncertainties and other factors, many of which it is not possible to predict or control. Several of these factors are described from time to time in our filings with the Securities and Exchange Commission, but the factors described in filings are not the only risks that are faced.

Exceptional Demand

An unprecedented increase in steel production, particularly in China and certain other developing countries, has created a severe shortage of rolling mill roll production capacity throughout the world. This shortage has resulted in our Forged and Cast Rolls segment receiving orders and contracts for the supply of rolls for several years into the future. Cancellation of such orders and contracts or delays in acceptance of delivery of rolls by customers may result in potential adverse impact on financial results and be the subject of contract renegotiation or even litigation.

Cyclical Demand for Products

A significant portion of our sales consist of rolling mill rolls to customers in the global steel industry which is periodically impacted by cyclical downturns in demand for its product. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for and sales of our forged and cast steel rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other roll producers, which compete with us, lower selling prices in the market place in order to fill their manufacturing capacity.

Steel Industry Consolidation

Globally, the steel industry has undergone structural change by way of consolidation and mergers. In certain markets, the resultant reduction in the number of steel plants and the increased buying power of the enlarged steel producing companies may put pressure on the selling prices and profit margins of rolls.

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

ampco pittsburgh | 2007 annual report	8

Dependence on Certain Equipment

Our principal business relies on certain unique equipment including a single electric arc furnace and forge press. If any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may have a similar impact.

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2007, our insurance has covered substantially all of our settlement and defense costs. We believe that our pending asbestos legal proceedings will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than is represented by the pending claims. The ultimate liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

•	the number of claims that are brought in the future;

•	the costs of defending and settling these claims;

•	insolvencies among our insurance carriers and the risk of future insolvencies;

•	the possibility that adverse jury verdicts could require damage payments in amounts greater than the amounts for which we have historically settled claims;

•	possible changes in the litigation environment or federal and state law governing the compensation of asbestos claimants;

•	the risk that the bankruptcies of other asbestos defendants may increase our costs; and

•	the risk that our insurance will not cover as much of our asbestos liabilities as anticipated.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

9	ampco pittsburgh | 2007 annual report

ITEM 2.	PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	217,000 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Industrie Park B-3980 Tessenderlo Belgium	Sales and engineering	4,500*	Cement block

The Davy Roll Company Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Aerofin Corporation 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Company Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pumps, Inc. 874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 7 acres	Metal, brick and cement block

*	Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated at more than 95% of their normal capacity during 2007 whereas the facilities of the Air and Liquid Processing segment were operated within 70% to 80% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2007 annual report	10

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary and another former division of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the three years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
Open claims at end of period	8,335	(1)	9,442	(1)	16,900
Gross settlement and defense costs (in 000’s)	$19,736		$11,681		$10,305
Claims resolved	2,638		8,866	(2)	11,500	(3)

(1)

Included as “open claims” are approximately 3,155 claims in 2007 and 2,300 claims in 2006 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

(3)	Claims resolved in 2005 include approximately 6,700 claims filed in Mississippi which were dismissed as a result of tort reform in that state.

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

In the fourth quarter of 2007, one Paying Insurer responsible for two years of primary coverage informed the Corporation that its policies had exhausted. Another Paying Insurer responsible for approximately two and a half years of primary coverage informed the Corporation that two of its policies would likely exhaust in the first quarter of 2008. In addition, the Paying Insurer responsible for some umbrella insurance coverage also informed the Corporation that approximately one half of its umbrella insurance coverage had exhausted at the end of the year. As a result, and as contemplated by the valuation discussed below, the Corporation will bear a portion of the defense and indemnity costs for Asbestos Liability.

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

11	ampco pittsburgh | 2007 annual report

Asbestos Valuations

The Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary or the former division, which the Corporation believes are immaterial. The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

The Corporation also retained The Claro Group LLC (“Claro”) in 2006, a nationally-recognized insurance consulting firm, to assist, in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projections of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. Based upon Claro’s allocations, and taking into account the Corporation’s analysis of publicly available information on the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2013. Although the Corporation, after consulting with its counsel and Claro, believes that the assumptions employed in the insurance valuation were appropriate, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation recorded reserves at December 31, 2006 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2013 of $140 million, of which approximately 60% was attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. The reserve at December 31, 2007 was $119.7 million. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2013. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation recorded a receivable as at December 31, 2006 of $114.5 million ($94.5 million as of December 31, 2007) for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove

ampco pittsburgh | 2007 annual report	12

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

In 2007, the Corporation undertook another review of its Asbestos Liability claims, defense costs and likelihood for insurance recoveries and determined no change to the provision should be made at this time.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a periodic basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these periodic reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

ENVIRONMENTAL

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007.

13	ampco pittsburgh | 2007 annual report

– PART II –

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP) and the Philadelphia Stock Exchange. Cash dividends have been paid on common shares in every year since 1965.

	2007 Per Share			2006 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$33.57	$22.99	$0.15	$21.90	$13.92	$0.10
Second	40.34	28.85	0.15	35.86	18.48	0.10
Third	54.46	36.34	0.15	33.45	25.19	0.10
Fourth	47.00	33.30	0.15	37.31	29.93	0.10
Year	54.46	22.99	0.60	37.31	13.92	0.40

The number of shareholders at December 31, 2007 and 2006 equaled 593 and 629, respectively.

STOCK PERFORMANCE GRAPH

In the above graph, the Corporation has used Value Line’s Steel (Integrated) group for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. Although not totally comparable, the Steel (Integrated) group was chosen because the largest percentage of the Corporation’s sales are to the global steel industry.

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ampco pittsburgh | 2007 annual report	14

ITEM 6.	SELECTED FINANCIAL DATA

(dollars, except per share amounts, and shares outstanding in thousands)	Year Ended December 31,
	2007	2006	2005	2004	2003
Net sales	$346,834	$301,780	$246,999	$202,861	$180,233
Income (loss) from continuing operations	39,231	16,635	15,036	(2,599)	2,908
Net income (loss)(1)	39,231	16,635	15,036	(2,599)	(2,190)
Total assets(2)	404,392	381,211	241,869	237,944	234,148
Shareholders’ equity	187,730	140,204	141,301	128,517	145,630
Earnings per common share:
Income (loss) from continuing operations
Basic	3.90	1.69	1.54	(0.27)	0.30
Diluted	3.88	1.67	1.53	(0.27)	0.30
Net income (loss)
Basic	3.90	1.69	1.54	(0.27)	(0.23)
Diluted	3.88	1.67	1.53	(0.27)	(0.23)
Per common share:
Cash dividends declared	0.60	0.40	0.40	0.40	0.40
Shareholders’ equity	18.45	14.25	14.47	13.19	15.08
Market price at year end	38.13	33.48	14.51	14.60	13.67
Weighted average common shares outstanding	10,046	9,828	9,760	9,708	9,637
Number of shareholders	593	629	698	744	842
Number of employees	1,323	1,324	1,234	1,252	1,152
(1)	Net income (loss) includes:

2007 – A tax benefit of $714 or $0.07 per common share for the release of tax-related valuation allowances associated with capital loss carryforwards.

2006 – An after-tax charge of $15,888 for estimated costs of asbestos-related litigation through 2013 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements) offset by the release of $6,500 of tax-related valuation allowances, associated primarily with the U.K. operation, for a net decrease to net income of $9,388 or $0.96 per common share.

2005 – After-tax proceeds from the settlement of a business interruption insurance claim related to flooding in 2004 and the release of $4,404 of tax-related valuation allowances, associated primarily with the U.K. operation, for a combined improvement to net income of $6,044 or $0.62 per common share.

2003 – An after-tax loss from discontinued operations of $5,098 or $0.53 per common share arising from the sale of a segment.

(2)	Total assets for 2007 and 2006 include asbestos-related insurance receivables of $94,548 and $114,548, respectively (see Note 17 to Consolidated Financial Statements).

15	ampco pittsburgh | 2007 annual report

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation (the Corporation), which operates in two business segments more fully described below, achieved record results in 2007. The Forged and Cast Rolls group was the principal contributor with the Air and Liquid Processing segment producing a much-improved level of earnings.

The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel) and Davy Roll Company Limited (Davy Roll). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas Davy Roll produces cast iron and steel rolls and has facilities in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment consists of Aerofin Corporation (Aerofin), Buffalo Air Handling Company (Buffalo Air Handling) and Buffalo Pumps, Inc. (Buffalo Pumps). Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling produces custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. Aerofin and Buffalo Air Handling have operations in Virginia and Buffalo Pumps is located in New York. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

Results for the Forged and Cast Rolls group for 2007 were the highest on record. The increased level of steel and aluminum production throughout the world, particularly in developing countries, the global shortage of roll-making capacity and the weak dollar contributed to the continuing demand for rolls produced by this segment. The outlook for the foreseeable future is favorable. Customers concerned with the ongoing availability of rolls have entered into long-term supply arrangements going out several years. These arrangements generally include protection against inflation in the cost of materials and cancellation of orders. With backlog (unfilled orders on hand) at record levels, the segment has filled its capacity for 2008 and several years beyond for certain roll types.

The Forged and Cast Rolls segment is undertaking a major capital program investing approximately $60 million, in addition to its normal level of capital expenditure, over the next three years. While not significantly adding to the production capacity of the group, the expenditures will minimize equipment down-time, improve productivity and maintain the manufacture of premium, quality product.

During the year, a subsidiary of Union Electric Steel entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. The joint venture will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by Union Electric Steel. It is anticipated to have an initial annual capacity of approximately 10,000 metric tons with Union Electric Steel having exclusive marketing and sales rights. Production is expected to begin by early 2010. Union Electric Steel has a forty-nine percent interest in the joint venture which is accounted for on the equity method (see Note 2 to the Consolidated Financial Statements).

The focus for the Forged and Cast Rolls segment in the coming year will be to manage the ever-extending backlog while operating at capacity, maintaining the reliability of equipment, and coordinating the new backup roll joint venture in China while sustaining its reputation for superior quality and on-time delivery.

Results for the Air and Liquid Processing segment for 2007 were the highest since 2002 with each company’s operating performance stronger than in 2006 and 2005. In particular, the volume-sensitive air handling systems business returned to profitability from close to break-even results in 2006 and losses in 2005. In 2006, results for the group were severely impacted by a $25,467 pre-tax charge for estimated settlement and defense costs of pending and future asbestos claims offset by estimated insurance recoveries (see Note 17 to Consolidated Financial Statements). The outlook for 2008 for this segment is for a modest increase in sales and operating income.

ampco pittsburgh | 2007 annual report	16

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

Consolidated sales and operating income for 2007, 2006 and 2005 are indicated below. A full discussion of the operating results for each of the segments is presented later in this section.

The Corporation

	2007		2006		2005
Net Sales:
Forged and Cast Rolls	$241,581	70%	$206,374	68%	$171,243	69%
Air and Liquid Processing	105,253	30%	95,406	32%	75,756	31%

Total	$346,834	100%	$301,780	100%	$246,999	100%

Income (Loss) from Operations:
Forged and Cast Rolls	$54,523	—	$36,352	—	$16,493	—
Air and Liquid Processing	9,037	—	(19,206)	—	3,743	—
Corporate costs	(6,143)	—	(5,574)	—	(5,535)	—

Total	$57,417	—	$11,572	—	$14,701	—

Backlog:
Forged and Cast Rolls	$684,769	94%	$548,522	93%	$275,597	88%
Air and Liquid Processing	43,949	6%	41,302	7%	36,675	12%

Total	$728,718	100%	$589,824	100%	$312,272	100%

In comparison to the prior years, sales and operating income for 2007 improved significantly for each of the segments on higher volumes and, for the Forged and Cast Rolls group, better pricing. Income from operations for 2007 was negatively impacted by higher net periodic pension costs associated with the Corporation’s various pension plans. Pension costs increased by approximately $1,813 and $657 when compared to 2006 and 2005, respectively, due principally to changes in assumptions.

The growth in backlog at December 31, 2007 against December 31, 2006 and 2005 is attributable to the Forged and Cast Rolls segment and increased demand for rolling mill rolls. A shortage of roll manufacturing capacity has forced customers to place orders considerably in advance of shipment dates; accordingly, approximately $411,541 (or 56%) of the backlog is scheduled for delivery beyond 2008. In addition, the Forged and Cast Rolls group has commitments from customers under long-term supply arrangements which will be included in backlog upon receipt of purchases orders.

Gross margin, excluding depreciation, as a percentage of net sales approximated 29.7%, 26.5% and 21.1% for 2007, 2006 and 2005, respectively. The improvement is primarily attributable to the additional volume and better pricing, particularly for the Forged and Cast Rolls segment. Gross margin, excluding depreciation, was negatively affected in 2007 by higher net periodic pension costs associated with the Corporation’s various pension plans. By comparison, 2005 was adversely impacted by unprecedented increases in the cost of steel scrap and ferro alloys used by the Forged and Cast Rolls group and its inability to recover such costs due to fixed selling price contracts. Increase in commodity costs have continued; however, starting in 2005, a variable-index surcharge mechanism was adopted which provides protection from unforeseen increases in cost of raw materials.

Selling and administrative expenses totaled $38,972 (11.2% of net sales), $36,284 (12.0% of net sales) and $30,785 (12.5% of net sales) for 2007, 2006 and 2005, respectively. The dollar increase is due principally to higher sales commissions which are at fixed percentage and accordingly increase as sales rise, general inflationary increases associated with salaries and fringes and higher net periodic pension costs.

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

17	ampco pittsburgh | 2007 annual report

Investment-related income improved in 2007 versus 2006 and in 2006 against 2005 due to higher investment balances throughout the respective years, better rates of return and increased dividends from the Corporation’s U.K./Chinese cast-roll joint venture company. Such dividends approximated $540 in 2007 and $170 in 2006, the first year that dividends were received. Interest expense for 2007 and 2006 was comparable and the increase from 2005 is attributable to higher interest rates on the Corporation’s variable-rate Industrial Revenue Bonds. Other income (expense) fluctuated primarily as a result of higher foreign exchange losses in 2007 versus gains in 2006 and 2005. An additional provision of $335 for environmental costs estimated to be incurred relating to the remediation of real estate previously owned by a discontinued operation was provided in 2006 and is included in other income (expense) for that year.

The Corporation’s statutory income tax rate ranges between 34% – 35% which compares to an effective rate of 32.8%, (26.7%) and (1.3%) for 2007, 2006 and 2005, respectively. The effective rates were reduced by the reversal of valuation allowances previously provided against deferred income tax assets associated with capital loss carryforwards for 2007, and primarily with the U.K. operation for 2006 and 2005 which resulted in an overall income tax benefit for each of those two years. Beneficial permanent differences for the domestic operations also favorably impacted the effective rates.

As a result of the above, the Corporation earned $39,231 or $3.90 per common share for 2007, $16,635 or $1.69 per common share for 2006 and $15,036 or $1.54 per common share for 2005. Net income for 2007 includes an after-tax benefit of $714 or $0.07 per common share for the release of tax-related valuation allowances associated with capital loss carryforwards. Net income for 2006 includes a net after-tax charge of $9,388 or $0.96 per common share for the estimated costs of asbestos-related litigation through 2013 offset by the release of tax-related valuation allowances principally for the Corporation’s U.K. operation. Net income for 2005 includes a net after-tax benefit of $6,044 or $0.62 per common share for proceeds from settlement of a business interruption insurance claim and the release of tax-related valuation allowances principally for the Corporation’s U.K. operation.

Forged and Cast Rolls

	2007	2006	2005
Sales	$241,581	$206,374	$171,243
Operating income	$54,523	$36,352	$16,493
Backlog	$684,769	$548,522	$275,597

The Forged and Cast Rolls segment continued to benefit from growth in steel production throughout the world, particularly in developing countries. This, together with a global shortage of roll-making capacity, resulted in improved pricing, higher volumes and a more favorable product mix for the segment culminating in record sales and operating income for 2007. More than seventy percent of the sales for this group were to 40 countries outside of the U.S. and U.K. The variable-index surcharge program implemented in 2005 helps to protect the Corporation against fluctuations in the cost of steel scrap and alloys used in the manufacture of rolls. By comparison, part of 2005 was negatively impacted by fixed selling price contracts and the inability to pass on these higher costs to the customer. Proceeds of $2,320 from a business interruption insurance claim relating to flood damage caused in 2004 were received in 2005 and are included in earnings.

Order backlogs have continued to improve and are indicative of the increase in global demand along with customers ordering their roll requirements several years in advance to ensure continuity of supply. Approximately $410,324 (or 59.9%) of the December 31, 2007 backlog is scheduled for shipment beyond 2008. In addition, the Forged and Cast Rolls group has commitments of more than $90,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

ampco pittsburgh | 2007 annual report	18

Air and Liquid Processing

Operating income (loss) for 2006 includes a $25,467 charge for asbestos litigation relating to claims resulting from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain subsidiaries of the Air and Liquid Processing segment (see Note 17 to Consolidated Financial Statements). In addition, uninsured legal and case management and valuation costs associated with asbestos litigation approximated $450, $623 and $931 in 2007, 2006 and 2005, respectively.

	2007	2006	2005
Sales	$105,253	$95,406	$75,756
Operating income (loss)	$9,037	$(19,206)	$3,743
Backlog	$43,949	$41,302	$36,675

In 2007, the Air and Liquid Processing segment had its best performance over the past five years. Sales and operating income increased for each of the operations primarily as a result of higher volumes of business activity. For Buffalo Pumps, sales and operating income bettered due to additional orders for commercial pumps from the power generation industry and pumps for U.S. Navy shipbuilders. For Aerofin, greater market share and continued demand from OEM customers improved sales and operating income. With respect to Buffalo Air Handling, sales and operating income increased in 2007 as a result of a strong opening backlog with operating income being further enhanced by manufacturing efficiencies attributable to a more experienced labor force.

Order backlogs for Buffalo Pumps and Aerofin improved in comparison to the prior years. The pumps operation benefited from additional orders by power generation customers and Navy shipbuilders and the heat-exchange coil business experienced increased demand from its OEM customers. Backlog at the beginning of the year for Buffalo Air Handling was strong; however, some slowdown was experienced during the year as the economy weakened causing backlog to fall below that as of the end of 2006 and 2005. Approximately $1,217 (or 2.8%) of the December 31, 2007 backlog for this segment is scheduled for shipment beyond 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2007 and 2006 were comparable at $28,505 and $26,714, respectively, against $10,986 for 2005. The improvement from 2005 is primarily attributable to the positive cash flow effect from increased earnings. While the $25,467 charge for asbestos litigation recorded in 2006 reduced earnings, it did not impact cash flows for that year. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years. Net payments in 2007 approximated $300 and are estimated at $10,000 in 2008. The overall improvement in the Corporation’s business activity resulted in higher sales in the fourth quarter of 2007 increasing accounts receivable as of December 31, 2007 in comparison to 2006 and 2005. Similarly, inventories were higher due to additional demand for product, particularly rolling mill rolls. In 2005, the Corporation received $2,320 of proceeds from its business interruption insurance claim for damage caused by flooding to its principal roll-finishing facility in 2004.

Net cash flows (used in) provided by investing activities were $(14,373), $24,096 and $(10,895) in 2007, 2006 and 2005, respectively. The fluctuation is primarily attributable to a change in the Corporation’s investment strategy in 2006 resulting in liquidation of shortterm investments at year-end 2007 and 2006 with monies re-invested in January of the following year. By comparison, the Corporation was a net purchaser of short-term marketable securities in 2005 of $6,095. Cash outflows include capital expenditures of approximately $13,107, $7,836 and $4,867 in 2007, 2006 and 2005, respectively. As of December 31, 2007, future capital expenditures approximating $60,000 have been approved by the Board of Directors of the Corporation, which include approximately $38,000 for the purchase of a forge press, manipulator, and ancillary equipment for the Corporation’s domestic forged-roll facility to be spent over the next 30 months. Additionally, Union Electric Steel made its initial contribution of $2,940 for its 49% interest in the newly-created joint venture with the remaining $11,760 expected to be contributed over the next two years. Davy Roll also contributed $340 to its Chinese cast-roll joint venture in 2007.

Net cash outflows from financing activities were substantially breakeven for 2007 with proceeds from the issuance of stock under the Corporation’s stock option plan and resulting excess tax benefits offsetting dividends paid. By comparison, dividends paid in 2006 and 2005 exceeded proceeds received from the issuance of stock under the Corporation’s stock option plan. Quarterly dividends for 2007 were $0.15 per common share and $0.10 per common share in 2006 and 2005.

19	ampco pittsburgh | 2007 annual report

The change in the value of the Euro and the British pound against the dollar impacted cash and cash equivalents by $116, $480 and $182 for 2007, 2006 and 2005, respectively.

As a result of the above, cash and cash equivalents increased by $15,543 in 2007 and ended the year at $71,627 in comparison to $56,084 at December 31, 2006. At December 31, 2005, the Corporation had cash and cash equivalents of $7,914 and investments in short-term marketable securities of approximately $31,550. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2007 was approximately $10,600 (including £3,000 in the U.K. and €400 in Belgium).

The Corporation has the following contractual obligations outstanding as of December 31, 2007:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311	$—
Operating Lease Obligations	3,863	835	1,143	775	1,110	—
Capital Expenditures	45,910	12,704	33,206	—	—	—
Pension and Other Postretirement Benefit Obligations(2)	27,226	2,637	5,789	5,800	13,000	—
Purchase Obligations(3)	22,690	8,316	12,296	2,078	—	—
Unrecognized Tax Benefits(4)	944	331	—	—	—	613
Contributions to Joint Venture	11,760	2,940	8,820	—	—	—

Total	$125,704	$27,763	$61,254	$8,653	$27,421	$613

(1)	Amount represents principal only. Interest is not included since it is variable; interest rates ranged between 3.71% and 5.27% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to the U.S. non-qualified defined benefit plan, the other postretirement benefit plan and the curtailed Davy Roll defined benefit pension plan. No contributions were required in 2007 to the U.S. qualified defined benefit pension plan and amounts to be contributed in the future, if any, are currently not known. See Note 7 to the Consolidated Financial Statements.

(3)	Represents primarily commitments for the purchase of natural gas through 2011 covering approximately 75% of anticipated needs to meet orders in backlog.

(4)	Represents uncertain tax positions subject to an ongoing or contemplated examination by the respective tax authority. Amounts for uncertain tax positions not currently subject to or expected to be subject to audit are included as “Other” since the period of cash settlement can not be reasonably estimated. See Note 13 to the Consolidated Financial Statements.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,000 accrued at December 31, 2007 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

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

ampco pittsburgh | 2007 annual report	20

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2008, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2008 operating results. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment against the volatility in the cost of raw materials. Additionally, long-term labor agreements exist at each of the key locations and commitments have been executed for natural gas usage to cover a significant portion of orders in the backlog.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Corporation has identified critical accounting policies that are important to the presentation of the Corporation’s financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets and goodwill, litigation, environmental matters and income taxes.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, mortality, rates of increases in compensation, employee turnover and discount rates.

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

For the domestic plan, the rates of return earned on the market-related value of plan assets averaged 8.96% for the ten-year period of 1998 – 2007. Accordingly, the Corporation believes the expected long-term rate of return of 8% for its domestic plan for 2007 and 2008 to be reasonable. The foreign plan was formed in connection with the acquisition of the U.K. operations with plan assets transferred from the seller’s plan to a newly-created plan in October 2001. The rates of return earned on the market-related value of the plan assets averaged 7.24% for 2002 – 2007. Accordingly, the Corporation believes the assumed long-term rate of return of 7.12% for 2007 and 6.91% for 2008 to be reasonable.

The discount rates utilized in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. The Corporation believes the assumed rates of 6.25% and 5.65% as of December 31, 2007 for its domestic and U.K plans, respectively, to be reasonable.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,800. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $5,600. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. The Corporation believes the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2007.

21	ampco pittsburgh | 2007 annual report

Goodwill is no longer amortized but tested for impairment at the reporting unit level at least annually in connection with the Corporation’s strategic planning process. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be bought or sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume. Actual results may differ from these assumptions. The Corporation believes the amount recorded in the accompanying consolidated financial statements for goodwill of $2,694 is recoverable and is not impaired as of December 31, 2007.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, the Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary and another former division of the Corporation. Other than an accrual for certain deductible features of its relevant insurance polices, prior to the fourth quarter of 2006, the Corporation had not accrued for settlement or defense costs for pending claims for Asbestos Liability nor for settlement or defense costs for claims that may be asserted against certain subsidiaries and the Corporation in the future. For prior periods, the Corporation did not have sufficient information to make a reasonable estimate of pending or future claims. To assist the Corporation in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability, along with applicable insurance coverage, and the amount of any estimates, the Corporation hired nationally-recognized asbestos-liability experts and insurance consultants. The experts were not requested to estimate asbestos claims against the inactive subsidiary or the former division, which the Corporation believes are immaterial. Based on their analyses, in 2006, the Corporation established reserves for the probable and reasonably estimable costs of Asbestos Liabilities, including defense costs, through 2013, and also established receivables for the insurance recoveries that were deemed probable. These amounts relied on assumptions that are based on currently known facts and strategy.

In 2007, the Corporation undertook another review of its Asbestos Liability claims, defense costs and the likelihood for insurance recoveries and determined no change to the provision should be made at this time. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a periodic basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these periodic reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. The Corporation believes the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 18 to Consolidated Financial Statements).

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is more likely than not to be realized. In doing so, assumptions are made about the future profitability of the Corporation’s operations and the nature of that profitability. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation

ampco pittsburgh | 2007 annual report	22

allowance would be established resulting in a charge to net income. Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, it would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2007, the Corporation has deferred income tax assets approximating $37,111 net of a valuation allowance of $4,376.

The Corporation does not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the Corporation would derecognize the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if the Corporation subsequently determined that a tax position met the “more likely than not” criteria, it would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2007, based on information known to date, the Corporation believes the amount of unrecognized tax benefits of $944 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

See Note 13 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments”, which provides relief from having to separately determine the fair value of an embedded derivative that would otherwise be required to be bifurcated from its host contract. SFAS No. 155 became effective for the Corporation on January 1, 2007 and did not impact the Corporation’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as subsequent changes in a tax position and calculation of interest and penalties. The Interpretation became effective for the Corporation on January 1, 2007 resulting in a decrease to the liability for unrecognized tax benefits of approximately $65. See Note 13 to Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 becomes effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which requires (1) entities that prepare consolidated financial statements and have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary to clearly identify and label ownership interests in subsidiaries held by parties other than the parent on the consolidated balance sheet and the amount of consolidated net income attributable to the parent and the non-controlling interest on the consolidated statement of income and (2) additional disclosures relating to changes in ownership interests and other relevant items. SFAS No. 160 becomes effective on January 1, 2009. The Corporation currently does not have any non-controlling interests in any of its subsidiaries; accordingly, the statement will not impact the Corporation until such time.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations”. While SFAS No. 141(R) retains the fundamental requirements of the original pronouncement, it further defines the acquirer and is broader in scope as to its applicability. FAS No. 141(R) is effective for any business combinations completed by the Corporation whereby the Corporation obtains control with an acquisition date on or after January 1, 2009.

23	ampco pittsburgh | 2007 annual report

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

Forward-looking statements are identified by the use of the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to, those described under Item 1A. Risk Factors of this Annual Report on Form 10-K. In addition, there may be events in the future that the Corporation is not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation views its primary market risk exposures to relate to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, the Corporation’s policy is to hedge a portion of its foreign currency denominated sales and receivables, primarily U.S. sales denominated in Euros and U.K. sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that some exports of the Corporation’s foreign operation may increase and gross margins might improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for the Corporation’s domestic operations may increase and gross margins might improve. Accordingly, a 10% strengthening of either of the entities’ functional currency (the U.S. dollar and the British pound) is not expected to have a significant effect on the Corporation’s consolidated financial statements.

To reduce the effect of price changes for certain of its raw materials and energy, the Corporation enters into contracts for a particular commodity (copper) and purchases a portion of its energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferro alloys) would have an impact of approximately $8,500 and $7,200 in 2007 and 2006, respectively. The ability to pass these increases on to the customer is contingent upon current market conditions with the Corporation potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect the Corporation against such commodity price increases.

See also Note 12 to Consolidated Financial Statements.

ampco pittsburgh | 2007 annual report	24

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$71,627	$56,084
Receivables, less allowance for doubtful accounts of $285 in 2007 and $282 in 2006	59,933	54,870
Inventories	69,228	55,912
Insurance receivable – asbestos	10,000	11,700
Other current assets	17,263	8,414

Total current assets	228,051	186,980
Property, plant and equipment, net	75,101	68,593
Insurance receivable – asbestos	84,548	102,848
Deferred income tax assets	2,196	10,848
Prepaid pensions	1,702	3,050
Goodwill	2,694	2,694
Investment in joint ventures	4,206	1,000
Other noncurrent assets	5,894	5,198

	$404,392	$381,211

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,418	$15,930
Accrued payrolls and employee benefits	12,968	11,009
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	20,000	12,000
Other current liabilities	25,449	22,712

Total current liabilities	91,146	74,962
Employee benefit obligations	19,722	34,171
Asbestos liability	99,723	128,015
Other noncurrent liabilities	6,071	3,859

Total liabilities	216,662	241,007

Commitments and contingent liabilities (Note 8)
Shareholders’ Equity:
Preference stock – no par value; authorized 3,000 shares; none issued	—	—
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,177 shares in 2007, 9,837 shares in 2006	10,177	9,837
Additional paid-in capital	111,897	105,428
Retained earnings	91,233	57,994
Accumulated other comprehensive loss	(25,577)	(33,055)

Total shareholders’ equity	187,730	140,204

	$404,392	$381,211

See Notes to Consolidated Financial Statements.

25	ampco pittsburgh | 2007 annual report

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Net sales	$346,834	$301,780	$246,999

Operating costs and expenses:
Costs of products sold (excluding depreciation)	243,807	221,883	194,979
Selling and administrative	38,972	36,284	30,785
Depreciation	6,659	6,507	6,569
Charge for asbestos litigation	—	25,467	—
(Gain) loss on disposition of assets	(21)	67	(35)

	289,417	290,208	232,298

Income from operations	57,417	11,572	14,701

Other income (expense):
Investment-related income	3,576	2,168	938
Interest expense	(736)	(706)	(547)
Other – net	(1,894)	98	(254)

	946	1,560	137

Income before income taxes	58,363	13,132	14,838
Income tax (provision) benefit	(19,132)	3,503	198

Net income	$39,231	$16,635	$15,036

Earnings per common share:
Net income
Basic	$3.90	$1.69	$1.54
Diluted	$3.88	$1.67	$1.53

Weighted average number of common shares outstanding:
Basic	10,046	9,828	9,760
Diluted	10,109	9,969	9,818

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2007 annual report	26

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss(a)	Total
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital
Balance January 1, 2005	$9,747	$104,204	$34,163	$(19,597)	$128,517
Comprehensive income:
Net income 2005			15,036		15,036
Other comprehensive income(a)				1,412	1,412

Comprehensive income					16,448
Issuance of common stock	20	222			242
Cash dividends ($0.40 per share)			(3,906)		(3,906)

Balance December 31, 2005	9,767	104,426	45,293	(18,185)	141,301
Comprehensive income:
Net income 2006			16,635		16,635
Other comprehensive income(a)				2,659	2,659

Comprehensive income					19,294
Issuance of common stock	70	1,002			1,072
Adjustment to initially apply SFAS No. 158, net of income taxes of $10,691				(17,529)	(17,529)
Cash dividends ($0.40 per share)			(3,934)		(3,934)

Balance December 31, 2006	9,837	105,428	57,994	(33,055)	140,204
Adjustment to adopt FIN 48			65		65
Comprehensive income:
Net income 2007			39,231		39,231
Other comprehensive income(a)				7,478	7,478

Comprehensive income					46,709
Issuance of common stock including excess tax benefits of $3,184	340	6,469			6,809
Cash dividends ($0.60 per share)			(6,057)		(6,057)

Balance December 31, 2007	$10,177	$111,897	$91,233	$(25,577)	$187,730

(a)	The following table summarizes the components of other comprehensive income and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Unrecognized Components of Employee Benefit Plans	Derivatives	Unrealized Holding Gains on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2005	$6,155	$(22,631)	$—	$(3,387)	$266	$(19,597)
Reclassification adjustments	—	—	—	(131)	(84)	(215)
Changes in 2005	(3,422)	1,207	—	3,802	40	1,627

Balance at December 31, 2005	2,733	(21,424)	—	284	222	(18,185)
Reclassification adjustments	—	—	—	(1,346)	(175)	(1,521)
Changes in 2006	5,600	(1,384)	—	(218)	182	4,180
Adjustment to initially apply SFAS No. 158, net of income taxes of $10,691	—	—	(17,529)	—	—	(17,529)
Reclassification as a result of applying SFAS No. 158	—	22,808	(22,808)	—	—	—

Balance at December 31, 2006	8,333	—	(40,337)	(1,280)	229	(33,055)
Reclassification adjustments	—	—	750	915	(94)	1,571
Changes in 2007	274	—	7,801	(2,226)	58	5,907

Balance at December 31, 2007	$8,607	$—	$(31,786)	$(2,591)	$193	$(25,577)

See Notes to Consolidated Financial Statements.

27	ampco pittsburgh | 2007 annual report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$39,231	$16,635	$15,036
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,659	6,507	6,569
Charge for asbestos litigation	—	25,467	—
Deferred income taxes	3,154	(12,011)	(2,881)
Pension and other postretirement benefits	(1,481)	(2,426)	(1,504)
Gain on sale of short-term marketable securities	(1,990)	—	—
Provision for bad debts and inventory write-downs	480	88	158
Provision for adverse sales contracts	—	559	—
Provision for warranties – net	535	1,416	(90)
Excess tax benefits from the exercise of stock options	(3,184)	—	—
Other – net	852	(41)	(33)
Changes in assets/liabilities:
Receivables	(4,433)	(5,577)	(10,781)
Inventories	(13,413)	(5,162)	3,983
Other assets	(5,583)	(2,163)	1,588
Accounts payable	3,550	325	(125)
Accrued payrolls and employee benefits	1,887	1,501	626
Other liabilities	2,241	1,596	(1,560)

Net cash flows provided by operating activities	28,505	26,714	10,986

Cash flows from investing activities:
Proceeds from the sale of short-term marketable securities	55,997	96,400	31,105
Purchases of short-term marketable securities	(54,007)	(64,850)	(37,200)
Purchases of property, plant and equipment	(13,107)	(7,836)	(4,867)
Investment in Chinese joint ventures	(3,358)	—	—
Proceeds from U.K. governmental grants	—	382	—
Proceeds from the sale of assets	102	—	67

Net cash flows (used in) provided by investing activities	(14,373)	24,096	(10,895)

Cash flows from financing activities:
Dividends paid	(5,514)	(3,927)	(3,903)
Proceeds from the issuance of common stock	3,625	807	204
Excess tax benefits from the exercise of stock options	3,184	—	—

Net cash flows provided by (used in) financing activities	1,295	(3,120)	(3,699)

Effect of exchange rate changes on cash and cash equivalents	116	480	182

Net increase (decrease) in cash and cash equivalents	15,543	48,170	(3,426)
Cash and cash equivalents at beginning of year	56,084	7,914	11,340

Cash and cash equivalents at end of year	$71,627	$56,084	$7,914

Supplemental disclosures of cash flow information:
Income tax payments	$14,041	$8,322	$2,844
Interest payments	$739	$701	$529

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2007 annual report	28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the Corporation) is in two business segments that manufacture and sell primarily custom-engineered equipment. The Forged and Cast Rolls segment, consisting of Union Electric Steel (UES) and Davy Roll manufactures and sells forged-hardened steel rolls and cast iron and steel rolls to the metals industry. The Air and Liquid Processing segment consists of Aerofin-heat exchange coils, Buffalo Air Handling-air handling systems and Buffalo Pumps-centrifugal pumps, all of which sell to a variety of commercial and industrial users.

NOTE 1 – ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets including goodwill, accounting for loss contingencies associated with claims and lawsuits, estimating environmental liabilities and accounting for income taxes. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Certain amounts for preceding periods have been reclassified for comparability with the 2007 presentation.

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

29	ampco pittsburgh | 2007 annual report

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

Employee Benefit Plans

Funded Status

Effective December 31, 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Prior to December 31, 2006, the Corporation followed the provisions of SFAS No. 87, 88, 106 and 132(R). As required by SFAS No. 158, if the fair value of the plan assets exceeds the projected benefit obligation, the overfunded projected benefit obligation is recognized as an asset (prepaid pensions) on the balance sheet. Conversely, if the projected benefit obligation exceeds the fair value of plan assets, the unfunded projected benefit obligation is recognized as a liability (employee benefit obligations) on the balance sheet. Gains and losses arising from the difference between actuarial assumptions and actual experience and unamortized prior service costs are recorded within accumulated other comprehensive loss and presented net of income tax. Prior to December 31, 2006, these actuarial gains or losses and unamortized prior service costs were included in the determination of prepaid pensions or employee benefit obligations. Additionally, if the accumulated benefit obligation exceeded the fair value of plan assets, the unfunded accumulated benefit obligation was recognized as a minimum pension liability and recorded within accumulated other comprehensive loss, net of income tax if appropriate, on the balance sheet. In connection with adoption of SFAS No. 158, amounts previously classified as a minimum pension liability were reclassified to unrecognized components of employee benefit plans, also within accumulated other comprehensive loss.

Net Periodic Pension and Other Postretirement Costs

SFAS No. 158 does not affect the calculation of net periodic pension and other postretirement costs. Net periodic pension and other postretirement costs continue to include service cost, interest cost, expected rate of return on the market-related value of plan assets, amortization of prior service cost and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. The market-related value of plan assets is determined using a five-year moving average which recognizes 20% of unrealized capital gains and losses.

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

ampco pittsburgh | 2007 annual report	30

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net income or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net income upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. Changes in the fair value of derivatives are included in net income when the projected sale occurs. Unrealized holding gains and losses on securities are included in net income when the underlying security is sold. Unamortized prior service costs and actuarial gains and losses associated with employee benefit plans are included in net income either indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation or over the average remaining service period of employees expected to receive benefits under the plans. Prior to adoption of SFAS No. 158, changes in amounts previously classified as a minimum pension liability were not included in net income and therefore did not have corresponding reclassification adjustments.

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

Stock-Based Compensation

Effective January 1, 2006, compensation expense is recognized for stock options and other stock-based awards based on their fair value in accordance with the provisions of SFAS No. 123 (R), “Shared-Based Payment”. Prior to January 1, 2006, the Corporation accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, compensation expense is generally recognized only to the extent the market price of the common stock exceeds the exercise price of the stock option at the date of the grant. As of January 1, 2006, the effective date of SFAS No. 123 (R), no options were available for grant and granted options were fully vested.

Legal Costs

Legal costs expected to be incurred in connection with loss contingencies are accrued when such costs are probable and estimable.

31	ampco pittsburgh | 2007 annual report

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

Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, subsequent changes in a tax position and calculation of penalties and interest. Penalties and interest are recognized as a component of the income tax provision. The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2004 – 2007. Prior to the adoption of FIN 48, the Corporation regularly evaluated the likelihood of assessments in each of its taxing jurisdictions and established tax accruals where deemed necessary. Once established, tax accruals were adjusted based on current information and estimates. As a result of adopting the provisions of FIN 48, the Corporation recognized a decrease in the liability for unrecognized tax benefits of approximately $65 which was recorded as an adjustment to the opening balance of retained earnings. See Note 13 for further information.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,108,688 for 2007, 9,968,816 for 2006 and 9,818,059 for 2005.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. This Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 becomes effective for the Corporation on January 1, 2008 and is not expected to have a significant impact on the Corporation’s financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which requires (1) entities that prepare consolidated financial statements and have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary to clearly identify and label ownership interests in subsidiaries held by parties other than the parent on the consolidated balance sheet and the amount of consolidated net income attributable to the parent and the non-controlling interest on the consolidated statement of income and (2) additional disclosures relating to changes in ownership interests and other relevant items. SFAS No. 160 becomes effective on January 1, 2009. The Corporation currently does not have any non-controlling interests in any of its subsidiaries; accordingly, the statement will not impact the Corporation until such time.

In December 2007, the FASB revised SFAS No. 141, “Business Combinations”. While SFAS No. 141(R) retains the fundamental requirements of the original pronouncement, it further defines the acquirer and is broader in scope as to its applicability. FAS No. 141(R) is effective for any business combinations completed by the Corporation whereby the Corporation obtains control with an acquisition date on or after January 1, 2009.

ampco pittsburgh | 2007 annual report	32

NOTE 2 – INVESTMENT IN JOINT VENTURES:

During 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. The joint venture will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. The joint venture is anticipated to have an initial capacity of approximately 10,000 metric tons with production expected to begin by early 2010. Each party will contribute cash for their respective interests. During 2007, UES contributed $2,940 and will contribute the balance of $11,760 over the next two years. UES has not guaranteed any of the obligations of the joint venture and its maximum exposure of loss is limited to its investment. UES accounts for its 49% interest in the joint venture under the equity method of accounting.

Additionally, the Corporation has a 25% investment in a U.K./Chinese cast-roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends declared and received approximated $540, of which $340 was reinvested in the joint venture, and $170 during 2007 and 2006, respectively.

NOTE 3 – INVENTORIES:

	2007	2006
Raw materials	$14,197	$12,624
Work-in-progress	35,924	28,490
Finished goods	10,486	7,425
Supplies	8,621	7,373

	$69,228	$55,912

At December 31, 2007 and 2006, approximately 62% and 60% of the inventory was valued using the LIFO method, respectively. The LIFO reserve approximated $(13,558) and $(10,839) at December 31, 2007 and 2006, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2007	2006
Land and land improvements	$4,507	$4,438
Buildings	27,371	27,162
Machinery and equipment	155,791	143,067

	187,669	174,667
Accumulated depreciation	(112,568)	(106,074)

	$75,101	$68,593

NOTE 5 – OTHER CURRENT LIABILITIES:

	2007	2006
Customer-related liabilities	$9,248	$9,867
Forward exchange contracts	4,832	1,772
Accrued sales commissions	3,161	2,837
Other	8,208	8,236

	$25,449	$22,712

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2007 and 2006.

	2007	2006
Balance at the beginning of the year	$5,567	$3,786
Satisfaction of warranty claims	(2,569)	(2,632)
Provision for warranty claims	3,104	4,048
Other, primarily impact from changes in foreign currency exchange rates	54	365

	$6,156	$5,567

33	ampco pittsburgh | 2007 annual report

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $10,600 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2007 and 2006.

As of December 31, 2007, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 3.71% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 5.27% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 3.75% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2007.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with its bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the Facility). The Facility expires on August 1, 2009 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability as required by EITF D-61, “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements”. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2007 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans are fully funded, no additional contributions have been required for many years or are expected to be required in 2008. Estimated benefit payments for subsequent years are $7,362 for 2008, $7,742 for 2009, $8,036 for 2010, $8,517 for 2011, $8,775 for 2012 and $47,794 for 2013 – 2017. The fair value of the plan’s assets as of December 31, 2007 and 2006 approximated $130,330 and $130,739, respectively, in comparison to accumulated benefit obligations of $120,486 and $119,386 for the same periods.

Employees of Davy Roll participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Employer contributions to the contributory defined benefit pension plan approximated $1,778, $576 and $555 in 2007, 2006 and 2005, respectively, and are expected to approximate $1,596 in 2008. The fair value of the plan’s assets as of December 31, 2007 and 2006 approximated $40,302 (£20,242) and $36,617 (£18,711), respectively, in comparison to accumulated benefit obligations of $47,327 (£23,770) and $55,405 (£28,311) for the same periods. Additional contributions may be necessary as a result of the under-funded status of the plan; however, such amounts, if any, are currently not determinable. Estimated benefit payments for subsequent years are $843 for 2008, $837 for 2009, $837 for 2010, $1,190 for 2011, $1,705 for 2012 and $9,920 for 2013 – 2017. Contributions to the defined contribution pension plan approximated $480, $414 and $349 in 2007, 2006 and 2005 respectively, and are expected to approximate $570 in 2008.

ampco pittsburgh | 2007 annual report	34

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2005 – 2007 and none are expected in 2008. The fair market value of the trust at December 31, 2007 and 2006, which is included in other noncurrent assets, was $3,045 and $2,911, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $1,773 and $1,921 at December 31, 2007 and 2006, respectively. Estimated benefit payments for subsequent years are approximately $181 for 2008, $178 for 2009, $175 for 2010, $172 for 2011, $168 for 2012 and $792 for 2013–2017, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $188, $176 and $156 in 2007, 2006 and 2005, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are unfunded. Estimated benefit payments for subsequent years are approximately $860 for 2008, $876 for 2009, $886 for 2010, $890 for 2011, $896 for 2012 and $4,399 for 2013 – 2017.

35	ampco pittsburgh | 2007 annual report

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Change in projected benefit obligations:
Projected benefit obligations at January 1	$129,652	$123,149	$55,405	$44,417	$14,338	$14,269
Service cost	2,641	2,362	—	—	400	403
Interest cost	7,673	7,005	2,713	2,256	757	814
Foreign currency exchange rate changes	—	—	1,018	6,449	—	—
Plan amendments	140	335	—	—	—	—
Actuarial (gain) loss	(3,785)	2,506	(10,979)	3,100	(1,826)	(464)
Participant contributions	—	—	—	—	423	405
Benefits paid from plan assets	(5,862)	(5,671)	(830)	(817)	—	—
Benefits paid by the Corporation	(34)	(34)	—	—	(1,111)	(1,089)

Projected benefit obligations at December 31	$130,425	$129,652	$47,327	$55,405	$12,981	$14,338

Accumulated benefit obligations at December 31	$122,259	$121,307	$47,327	$55,405	$12,981	$14,338

Change in plan assets:
Fair value of plan assets at January 1	$130,739	$121,095	$36,617	$29,728	$—	$—
Actual return on plan assets	5,453	15,315	2,120	2,839	—	—
Foreign currency exchange rate changes	—	—	617	4,291	—	—
Corporate contributions	34	34	1,778	576	688	684
Participant contributions	—	—	—	—	423	405
Gross benefits paid	(5,896)	(5,705)	(830)	(817)	(1,111)	(1,089)

Fair value of plan assets at December 31	$130,330	$130,739	$40,302	$36,617	$—	$—

Funded status of the plans:
Fair value of plan assets	$130,330	$130,739	$40,302	$36,617	$—	$—
Less benefit obligations	130,425	129,652	47,327	55,405	12,981	14,338

Funded status(a)	$(95)	$1,087	$(7,025)	$(18,788)	$(12,981)	$(14,338)

Amounts recognized in the balance sheets:
Prepaid pensions (fully-funded)	$1,702	$3,050	$—	$—	$—	$—

Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(181)	$(139)	$(1,839)	$(695)	$(829)	$(899)
Employee benefit obligations (noncurrent)	(1,616)	(1,824)	(5,186)	(18,093)	(12,152)	(13,439)

	$(1,797)	$(1,963)	$(7,025)	$(18,788)	$(12,981)	$(14,338)

Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$21,312	$18,804	$16,194	$26,567	$1,521	$3,449
Prior service cost	5,027	5,528	—	—	403	439

Total (pre-tax)	$26,339	$24,332	$16,194	$26,567	$1,924	$3,888

(a)

As of December 31, 2007 and 2006, the funded status of the U.S. Pension Benefit plans is comprised of a fully-funded status for the qualified plan and, since the assets of $3,045 and $2,911 of the non-qualified plan are held in a “Rabbi” trust and accordingly are not considered plan assets for purposes of this reconciliation, an under-funded status for the non-qualified plan of $1,797 and $1,963.

ampco pittsburgh | 2007 annual report	36

Amounts included in accumulated other comprehensive loss as of December 31, 2007 expected to be recognized in net periodic pension and other postretirement costs in 2008 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial (gain) loss	$(130)	$314	$17
Prior service cost	649	—	69

	$519	$314	$86

Pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. The fluctuation in plan assets is attributable to benefit payments, contributions to the plans and returns on plan assets which, for 2007 and 2006 respectively, approximated 4.57% and 13.03% for the domestic plan and 5.59% and 8.92% for the foreign plan.

The following summarizes target asset allocations as of December 31, 2007 and major asset categories as of December 31, 2007 and 2006:

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2007	2007	2006	Dec. 31, 2007	2007	2006
Equity Securities	65–75%	70%	66%	70–80%	68%	77%
Fixed-Income Securities	15–25%	20%	20%	20–30%	32%	23%
Hedge and Absolute Return Funds	5–15%	5%	8%	—	—	—
Other (primarily cash and cash equivalents)	0–5%	5%	6%	0–10%	—	—

Investments in equity securities are primarily in common stocks of publicly-traded U.S. and international companies. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds.

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension and other postretirement costs, the expected long-term rate of return on the market-related value of plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses which are recorded in accumulated other comprehensive loss on the consolidated balance sheet. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. As a result of favorable investment returns on plan assets since the early 1990s and a fully-funded status, the domestic plan generates income. The foreign plan generates expense because the plan is not fully funded and interest costs and amortization of actuarial losses exceed the expected return on plan assets.

37	ampco pittsburgh | 2007 annual report

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$2,641	$2,362	$2,042	$—	$—	$—	$400	$403	$303
Interest cost	7,673	7,005	6,830	2,713	2,256	2,144	757	814	771
Expected return on plan assets	(11,631)	(12,496)	(10,610)	(2,669)	(2,194)	(1,882)	—	—	—
Amortization of prior service cost (benefit)	641	617	592	—	—	—	35	(447)	(548)
Amortization of actuarial (gain) loss	(115)	(119)	(111)	471	390	364	102	276	166

Net (income) cost	$(791)	$(2,631)	$(1,257)	$515	$452	$626	$1,294	$1,046	$692

Assumptions

Assumptions are reviewed on an annual basis. In determining the expected long-term rate of return on plan assets for both the U.S. and foreign plans, the Corporation evaluates the long-term returns earned by the plans, the mix of investments that comprise plan assets and expectations of future long-term investment returns.

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	6.25%	6.00%	5.65%	4.81%	6.25%	6.00%
Rate of increases in compensation	4.00%	4.00%	—	—	—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%	4.81%	4.75%	5.25%	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.12%	6.86%	7.01%	—	—	—
Rate of increases in compensation	4.00%	3.00%	3.00%	—	—	—	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2007 for other postretirement benefits is 9% for 2008, gradually decreasing to 4.75% in 2012. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2007 and the annual benefit expense for 2007 by approximately $1,500 and $200, respectively.

ampco pittsburgh | 2007 annual report	38

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2007 approximated $21,678, the majority of which serve as collateral for the IRBs.

In connection with the sale of a segment in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000. No amount has been paid to date and based on experience while owning the segment, the Corporation believes no amounts will become due.

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

See Note 2 for contributions to a joint venture, Note 17 regarding litigation and Note 18 for environmental matters.

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

After the Rights become exercisable, if anyone acquires 30% or more of the Corporation’s stock or assets, merges into the Corporation or engages in certain other transactions, each Right may be used to purchase shares of the Corporation’s common stock (or, under certain conditions, the acquirer’s common stock) worth twice the exercise price. The Corporation may redeem the Rights, which expire in November 2008, for one cent per Right under certain circumstances. At December 31, 2007, there are 3,000,000 shares of unissued preference stock, of which 150,000 shares have been designated as Series A Preference Stock for issuance in connection with these Rights.

NOTE 10 – STOCK OPTION PLAN:

Under the terms of the 1997 Stock Option Plan, as amended, options may be granted to selected employees to purchase, in the aggregate, up to 600,000 shares of the common stock of the Corporation. Options may be either incentive or non-qualified and are subject to terms and conditions, including exercise price and timing of exercise, as determined by the Compensation Committee of the Board of Directors. The options vest at date of grant and have a ten-year life. Options have been granted at an exercise price equivalent to the market price on the date of grant; accordingly, no stock-based compensation costs have been recorded in net income. All shares under options were exercisable during 2005 – 2007.

There were no options granted in 2007 or 2006. During 2005, the remaining 45,000 stock options were granted. The exercise price of $13.67 was equivalent to the market price on the date of grant; accordingly, no stock-based compensation expense was recognized. The weighted-average fair value of options as of the date of grant using the Black-Scholes option-pricing model was $3.08 based on the following assumptions: dividend yield of 2.9%, expected volatility of 26.3%, risk-free interest rate of 3.9% and expected option life of 5.7 years. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the fair value recognition provisions of SFAS No. 123(R), net income for 2005 would have been $14,944 and basic and diluted earnings per common share would have been $1.53 and $1.52, respectively. Since there were no options granted in 2007 or 2006 and previously granted options are fully vested, there would be no effect on net income or earnings per common share for either year.

39	ampco pittsburgh | 2007 annual report

Stock option activity during 2005 – 2007 was as follows:

	Shares Under Options	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2005	390,000		$10.47
Granted during 2005	45,000	$13.67
Exercised during 2005	(20,000)	$10.20

Balance at December 31, 2005	415,000		$10.83
Granted during 2006	—
Exercised during 2006	(70,000)	$11.53

Balance at January 1, 2007	345,000		$10.69
Granted during 2007	—
Exercised during 2007	(340,000)	$10.66

Balance at December 31, 2007	5,000		$12.24

Stock options outstanding as of December 31, 2007 were as follows:

Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
2,500	$10.81	2.3
2,500	13.67	7.5

5,000	$12.24	4.9

NOTE 11 – OTHER COMPREHENSIVE LOSS:

The tax benefit (expense) associated with changes in the fair value of derivatives was approximately $1,342, $187 and $(2,370) for 2007, 2006 and 2005, respectively, and approximately $(569), $777 and $(58) for 2007, 2006 and 2005, respectively, for the reclassification adjustments. The tax (expense) associated with changes in the unrealized holding gains on securities was $(30), $(98) and $(22) for 2007, 2006 and 2005, respectively, and $(50), $(94) and $(44) for 2007, 2006 and 2005, respectively, for the reclassification adjustments. The tax benefit associated with changes in the unrecognized components of employee benefit plans and reclassification adjustments associated therewith was approximately $1,390 and $382, respectively, for 2007. The tax benefit associated with changes in the under-funded status of the Davy Roll defined benefit plan approximated $3,780 for 2006 and, since a full valuation allowance had been provided against the deferred income tax asset arising from the changes in the under-funded status (previously minimum pension liability) through December 31, 2005, no tax benefit (expense) was recognized for 2005.

NOTE 12 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as cash flow or fair value hedges. As of December 31, 2007, approximately $92,284 of anticipated foreign currency denominated sales has been hedged with the underlying contracts settling at various dates beginning in 2008 through March 2011. As of December 31, 2007, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximated $4,832 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximated $3,055. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $(2,522), net of income taxes, as of December 31, 2007. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(2,381) expected to be released to earnings in 2008. Approximately $(1,190), $(854) and $(690) was released to pre-tax earnings in 2007, 2006 and 2005, respectively.

(Losses) gains on foreign exchange transactions approximated $(1,597), $743 and $113 for 2007, 2006 and 2005, respectively.

ampco pittsburgh | 2007 annual report	40

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Through May 2006, futures contracts approximating copper needs on a rolling 12-month basis were purchased. In June 2006, due to the volatility of copper prices, the increased backwardation in the market, and a shortened term for customer acceptance of a price quote, the Corporation revised its hedge strategy to match anticipated needs for the short term and cancelled various futures contracts resulting in a pre-tax termination gain of approximately $2,215, which was amortized to pre-tax earnings as the projected sales occurred (through approximately June 2007). Approximately $778 and $1,437 of the termination gain was released to pre-tax earnings in 2007 and 2006, respectively.

At December 31, 2007, approximately 85% or $1,454 of anticipated commodity purchases over the next four months are hedged. The fair value of these contracts approximated $(111). The change in the fair value of the contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss and approximated $(69), net of income taxes, as of December 31, 2007. Approximately $(57), $1,476 and $862 of (loss) gain on active contracts was released to pre-tax earnings in 2007, 2006 and 2005, respectively.

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

NOTE 13 – INCOME TAXES:

At December 31, 2007, the Corporation has foreign tax credit carryforwards of $638 which expire in 2010, state net operating loss carryforwards of $21,140 which begin to expire in 2008 through 2028, and capital loss carryforwards of $7,185 which begin to expire in 2008.

Income before income taxes was comprised of the following:

	2007	2006	2005
Domestic	$44,555	$3,874	$12,266
Foreign	13,808	9,258	2,572

	$58,363	$13,132	$14,838

The provision (benefit) for taxes on income consisted of the following:

	2007	2006	2005
Current:
Federal	$13,960	$8,151	$2,568
State	899	314	120
Foreign	1,119	43	(5)

	15,978	8,508	2,683

Deferred:
Federal	792	(8,331)	680
State	(275)	(105)	77
Foreign	3,351	2,925	766
Reversal of valuation allowance	(714)	(6,500)	(4,404)

	3,154	(12,011)	(2,881)

	$19,132	$(3,503)	$(198)

41	ampco pittsburgh | 2007 annual report

The provision (benefit) for taxes on income was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with capital loss carryforwards for 2007 and primarily with the U.K. operation for 2006 and 2005.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2007	2006	2005
Computed at statutory rate	$20,427	$4,596	$5,045
Tax differential on non-U.S. earnings	(641)	(455)	(114)
State income taxes	149	47	84
Reversal of valuation allowance	(714)	(6,500)	(4,404)
Additional manufacturers deduction (I.R.C. Section 199)	(742)	(234)	(84)
Meals and entertainment	206	171	160
Tax credits	(66)	(33)	(48)
Extraterritorial income regime	—	(720)	(548)
Tax-exempt income	—	(167)	(143)
Dividend received deduction	—	(135)	(98)
Other permanent items – net	513	(73)	(48)

	$19,132	$(3,503)	$(198)

Deferred income tax assets and liabilities were comprised of the following:

	2007	2006
Assets:
Employment – related liabilities	$6,779	$6,893
Pension liability – foreign	3,993	7,577
Pension liability – domestic	10,582	9,811
Liabilities related to discontinued operations	1,235	1,334
Capital loss carryforwards	2,633	3,544
Mark-to-market adjustment – derivatives	2,072	813
Asbestos-related liability	9,871	9,579
Net operating loss – state	1,348	1,428
Net operating loss – foreign	—	1,140
Other	2,974	4,240

Gross deferred income tax assets	41,487	46,359
Valuation allowance	(4,376)	(5,030)

	37,111	41,329

Liabilities:
Depreciation	(12,847)	(13,640)
Pension income in excess of contributions made	(11,164)	(10,961)
Other	(2,834)	(1,620)

Gross deferred income tax liabilities	(26,845)	(26,221)

Net deferred income tax asset	$10,266	$15,108

The following summarizes changes in unrecognized tax benefits for the year ended December 31, 2007.

Balance at the beginning of the year	$929
Gross increases for tax positions taken in the current year	435
Gross decreases in tax positions due to lapse in statute of limitations	(420)

Balance at the end of the year	$944

ampco pittsburgh | 2007 annual report	42

If the unrecognized tax benefits were recognized, $806 would reduce the Corporation’s effective tax rate. The amount of penalties and interest recognized in the consolidated balance sheet as of January 1, 2007 and December 31, 2007 and in the consolidated statement of operations for 2007 is insignificant. Unrecognized tax benefits expected to be settled within the next 12 months approximate $331 with an additional $149 expected to expire due to the lapse in the statute of limitations.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $838 in 2007, $831 in 2006 and $830 in 2005. Operating lease payments for subsequent years are $835 for 2008, $650 for 2009, $493 for 2010, $405 for 2011 $370 for 2012 and $1,110 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximate $1,200 for 2007, $1,500 for 2006 and $1,200 for 2005.

NOTE 16 – RELATED PARTIES:

The Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) in the ordinary course of business. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Purchases approximated $1,760 in 2007, $1,775 in 2006, and $1,640 in 2005. In addition, LB Co paid the Corporation approximately $216 in 2007, $210 in 2006 and $204 in 2005 for certain administrative services. At December 31, 2007 and 2006, the net amount payable to LB Co approximated $81 and $108, respectively.

NOTE 17 – LITIGATION: (claims not in thousands)

Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary and another former division of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the three years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
Open claims at end of period	8,335	(1)	9,442	(1)	16,900
Gross settlement and defense costs (in 000’s)	$19,736		$11,681		$10,305
Claims resolved	2,638		8,866	(2)	11,500	(3)

(1)

Included as “open claims” are approximately 3,155 claims in 2007 and 2,300 claims in 2006 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

(3)	Claims resolved in 2005 include approximately 6,700 claims filed in Mississippi which were dismissed as a result of tort reform in that state.

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

43	ampco pittsburgh | 2007 annual report

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

In the fourth quarter of 2007, one Paying Insurer responsible for two years of primary coverage informed the Corporation that its policies had exhausted. Another Paying Insurer responsible for approximately two and a half years of primary coverage informed the Corporation that two of its policies would likely exhaust in the first quarter of 2008. In addition, the Paying Insurer responsible for some umbrella insurance coverage also informed the Corporation that approximately one half of its umbrella insurance coverage had exhausted at the end of the year. As a result, and as contemplated by the valuation discussed below, the Corporation will bear a portion of the defense and indemnity costs for Asbestos Liability.

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

Asbestos Valuations

The Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary or the former division, which the Corporation believes are immaterial. The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

The Corporation also retained The Claro Group LLC (“Claro”) in 2006, a nationally-recognized insurance consulting firm, to assist, in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projections of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the

ampco pittsburgh | 2007 annual report	44

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

Based on the analyses described above, the Corporation recorded reserves at December 31, 2006 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2013 of $140,015, of which approximately 60% was attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. The reserve at December 31, 2007 was $119,723. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2013. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation has a receivable as at December 31, 2007 and 2006 of $94,548 and $114,548, respectively, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25,467 difference between insurance recoveries and projected costs is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

In 2007, the Corporation undertook another review of its Asbestos Liability claims, defense costs and likelihood for insurance recoveries and determined no change to the provision should be made at this time.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a periodic basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these periodic reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

45	ampco pittsburgh | 2007 annual report

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings of approximately $2,000 accrued at December 31, 2007 is considered adequate based on information known to date.

NOTE 19 – FLOOD DAMAGE:

In 2005, the Corporation received the remaining $2,740 from its 2004 insurance claim for damaged done by flooding at Union Electric Steel’s Carnegie facility. Of the $2,740, $2,320 represented settlement of its business interruption insurance claim and was recorded as a reduction of costs of products sold (excluding depreciation) in the 2005 consolidated statements of operations. The remaining amount represented reimbursement of clean-up costs, repairs to machinery and recovery of certain fixed expenses.

NOTE 20 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent cash and cash equivalents, investments in short-term marketable securities, deferred income tax assets, prepaid pensions, and other items not allocated to reportable segments. The assets of the Air and Liquid Processing segment include goodwill of $2,694. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The fluctuation in corporate costs, including other income (expense) in 2007 against 2006 is due primarily to foreign exchange losses in the current year versus foreign exchange gains in the prior year offset by higher interest income. Similarly, the improvement in 2006 from 2005 is attributable to higher foreign exchange gains and interest income.

The accounting policies are the same as those described in Note 1.

ampco pittsburgh | 2007 annual report	46

	Net Sales			Income (Loss) Before Income Taxes
	2007	2006	2005	2007	2006	2005
Forged and Cast Rolls(1)	$241,581	$206,374	$171,243	$54,523	$36,352	$16,493
Air and Liquid Processing(2)	105,253	95,406	75,756	9,037	(19,206)	3,743

Total Reportable Segments	346,834	301,780	246,999	63,560	17,146	20,236
Corporate costs, including other income (expense)	—	—	—	(5,197)	(4,014)	(5,398)

	$346,834	$301,780	$246,999	$58,363	$13,132	$14,838

	Capital Expenditures			Depreciation Expense			Identifiable Assets(3)
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Forged and Cast Rolls	$12,542	$6,809	$3,337	$5,019	$4,854	$4,877	$188,636	$145,625	$125,769
Air and Liquid Processing	554	982	1,218	1,571	1,584	1,632	150,356	171,397	45,607
Corporate	11	45	312	69	69	60	65,400	64,189	70,493

	$13,107	$7,836	$4,867	$6,659	$6,507	$6,569	$404,392	$381,211	$241,869

	Net Sales(4)			Long-Lived Assets(6)			Income Before Income Taxes
Geographic Areas:	2007	2006	2005	2007	2006	2005	2007	2006	2005
United States(5)	$128,613	$124,112	$102,900	$157,178	$173,210	$93,002	$44,555	$3,874	$12,266
Foreign	218,221	177,668	144,099	16,967	10,173	7,277	13,808	9,258	2,572

	$346,834	$301,780	$246,999	$174,145	$183,383	$100,279	$58,363	$13,132	$14,838

	Net Sales by Product Line
	2007	2006	2005
Forged and Cast Rolls(7)	$241,581	$206,374	$171,243
Air Handling Systems	41,642	39,240	26,391
Heat Exchange Coils	37,286	30,345	27,342
Centrifugal Pumps	26,325	25,821	22,023

Total Net Sales	$346,834	$301,780	$246,999

(1)	Income (loss) before income taxes for 2005 includes proceeds from settlement of a business interruption insurance claim of $2,320 related to flooding in 2004.

(2)	Income (loss) before income taxes for 2006 includes a pre-tax charge of $25,467 for estimated costs of asbestos-related litigation through 2013.

(3)

The continued increase in identifiable assets of the Forged and Cast Rolls segment is due to higher volumes of business activity whereas identifiable assets for the Air and Liquid Processing segment for 2007 and 2006 include asbestos-related insurance receivables of $94,548 and $114,548, respectively.

(4)	Net sales are attributed to countries based on location of customer. China represented 12.4% of consolidated net sales for 2006 and was less than 10% of consolidated net sales for 2007 and 2005.

(5)

Income before income taxes for 2006 includes a pre-tax charge of $25,467 for estimated costs of asbestos-related litigation through 2013 and for 2005 proceeds from settlement of a business interruption insurance claim of $2,320 related to flooding in 2004.

(6)

Foreign long-lived assets represent primarily the assets of the U.K. operations. Long-lived assets of the U.S. for 2007 and 2006 include noncurrent asbestos-related insurance receivables of $84,548 and $102,848, respectively.

(7)

One customer constituted 12%, 11% and 14% of net sales for 2007, 2006 and 2005, respectively. In addition, another customer constituted 11% of net sales in 2007 but was less than 10% of net sales in 2006 and 2005.

47	ampco pittsburgh | 2007 annual report

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$87,740	$88,740	$87,160	$83,194
Gross profit(a)	25,466	27,066	25,850	24,645
Net income	9,465	10,178	9,399	10,189
Earnings per common share:
Basic	0.96	1.02	0.92	1.00
Diluted	0.95	1.01	0.92	1.00

2006
Net sales	$68,889	$75,455	$79,069	$78,367
Gross profit(a)	17,023	20,390	20,711	21,773
Net income (loss)	5,572	6,557	6,644	(2,138	)(b)
Earnings per common share:
Basic	0.57	0.67	0.68	(0.22	)(b)
Diluted	0.56	0.66	0.67	(0.22	)(b)

(a)	Gross profit excludes depreciation.

(b)

Includes a net after-tax charge of $9,388 or $0.96 per basic share and $0.94 per diluted share for the estimated costs of asbestos-related litigation through 2013 offset by the release of tax-related valuation allowances principally for the Corporation’s U.K. operation.

ampco pittsburgh | 2007 annual report	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania March 6, 2008

49	ampco pittsburgh | 2007 annual report

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Effective internal control over financial reporting can only provide reasonableassurance that the objectives of the control process are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, the design of internal control over financial reporting includes the consideration of the benefits of each control relative to the cost of the control.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2007.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

ampco pittsburgh | 2007 annual report	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Corporation and our reports dated March 6, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and include an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania March 6, 2008

51	ampco pittsburgh | 2007 annual report

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 which was not reported. The Corporation submitted a Section 12(a) Chief Executive Officer Certification to the New York Stock Exchange in 2007.

ampco pittsburgh | 2007 annual report	52

– Part III –

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 76, Director since 2004; current term expires in 2009). Mr. Appel has been President of Appel Associates since May, 2003. Prior to May, 2003, he was a partner of Neuberger Berman (an investment advisory firm that was acquired by Lehman Brothers) for more than five years.

Louis Berkman (age 99, Director since 1960). Mr. Berkman has been Chairman Emeritus of the Board since March 2004 and on February 20, 2008, he retired as a director and was elected Director Emeritus by the Board. Prior to March 2004, he was Chairman of the Board of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company (steel products, fabricated metal products and industrial supplies).

Leonard M. Carroll (age 65, Director since 1996; current term expires in 2010). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years. He is also a director of Gateway Bank.

William D. Eberle (age 83, Director since 1982; current term expires in 2009). Mr. Eberle has been a private investor and consultant and Chairman of Manchester Associates, Ltd. for more than five years. He is also a director of America Service Group and Mid States, PLC.

Paul A. Gould (age 62, Director since 2002; current term expires in 2009). Mr. Gould has been Managing Director of Allen & Co., Inc., an investment banking company for more than five years. He is also a director of Liberty Media Corporation, Liberty Global, Inc. and Discovery Holding Company.

William K. Lieberman (age 60, Director since 2004; current term expires in 2008). Mr. Lieberman has been President of The Lieberman Companies since 2003. For more than five years before 2003, he was Executive Vice President of Hilb, Rogal and Hamilton Company of Pittsburgh, an insurance firm.(N)

Robert A. Paul (age 70, Director since 1970; current term expires in 2009). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company.

Laurence E. Paul (age 43, Director since 1998; current term expires in 2010). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company since 2002. He is also a director of Biovail Corporation.

Stephen E. Paul (age 40, Director since 2002; current term expires in 2008). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, since 2002. He is also a director of Morton’s Restaurant Group.(N)

Carl H. Pforzheimer, III (age 71, Director since 1982; current term expires in 2008). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than five years.(N)

Ernest G. Siddons (age 74, Director since 1981; current term expires in 2010). Mr. Siddons was elected President and Chief Operating Officer in March 2004. Prior to that he was Executive Vice President and Chief Operating Officer of the Corporation for more than five years.

(N)	Nominee for election at the April 23, 2008 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

53	ampco pittsburgh | 2007 annual report

IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above), the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation(1), Business Experience Past Five Years

Rose Hoover (age 52). Ms. Hoover has been Vice President Administration and Secretary of the Corporation since December 2006. For more than five years prior to December 2006, she was Vice President and Secretary of the Corporation.

Marliss D. Johnson (age 43). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for more than five years.

Terrence W. Kenny (age 48). Mr. Kenny has been Group Vice President of the Corporation for more than five years.

Robert F. Schultz (age 60). Mr. Schultz has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

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

COMMITTEES

The various committees of the Board of Directors are currently comprised as follows:

Audit Committee: Carl H. Pforzheimer, III (Chairman), Robert J. Appel, Leonard M. Carroll, William D. Eberle and Paul A. Gould;

Compensation Committee: Robert J. Appel (Chairman), William D. Eberle, Paul A. Gould and William K. Lieberman;

Executive Committee: Robert A. Paul (Chairman), Ernest G. Siddons, Leonard M. Carroll, William K. Lieberman and Carl H. Pforzheimer, III;

Investment Committee: Robert A. Paul (Chairman), Ernest G. Siddons, Robert J. Appel and Paul A. Gould; and

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

ampco pittsburgh | 2007 annual report	54

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Carl H. Pforzheimer, III, Chairman of the Audit Committee, is a “financial expert” and “independent” as defined under applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2007, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 6, 2008.

55	ampco pittsburgh | 2007 annual report

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2007, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,000	$12.24	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	5,000		0

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than Directors or Officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,177,497 shares outstanding as of March 5, 2008.

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,613,842	(1)	15.86
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,609,362	(2)	15.81
Van Den Berg Management 805 Las Cimas Parkway Austin, TX 78746	810,998	(3)	7.97
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, IL 60605	787,500	(4)	7.70

(1)

Louis Berkman, Director Emeritus, is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common stock. Robert A. Paul, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 38.49% of its common stock owned by his wife.

(2)	Reported in an amendment to Schedule 13D filed with the SEC in July 2007.

(3)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC disclosing it had shared and sole voting and dispositive power of these shares.

(4)	Reported as of December 31, 2007 on a Schedule 13G filed with the SEC in which it discloses it shares beneficial ownership of 780,000 of these shares with Keeley Small Cap Value Fund.

ampco pittsburgh | 2007 annual report	56

The following table sets forth, as of March 5, 2008, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Louis Berkman	1,831,108	(1)(2)	17.99
Robert A. Paul	57,922	(2)(3)	.57
Carl H. Pforzheimer, III	2,733	(4)	.03
Terrence W. Kenny	2,500	(5)	.02
Ernest G. Siddons	1,833	(6)	.02
Leonard M. Carroll	1,500.01
Robert J. Appel	1,000		*
Paul A. Gould	1,000		*
Laurence E. Paul	1,000		*
Stephen E. Paul	1,000		*
William D. Eberle	1,000	(7)	*
William K. Lieberman	1,000	(8)	*
Robert F. Schultz	200	(9)	*
Directors and Executive Officers as a group (15 persons)	1,902,530	(10)	18.69

*	Less than .1%

(1)

Includes 215,000 shares owned directly, 1,613,842 shares owned by The Louis Berkman Investment Company, and the following shares in which he disclaims beneficial ownership: 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he and Robert A. Paul are trustees, and 1,000 shares owned by his wife.

(2)

The Louis Berkman Investment Company owns beneficially and of record 1,613,842 shares of the Corporation’s Common Stock. Louis Berkman is an officer and director of The Louis Berkman Investment Company and owns directly 61.51% of its common shares. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 38.49% of its common stock owned by his wife. The number of shares shown in the table for Robert A. Paul does not include any shares held by The Louis Berkman Investment Company.

(3)

Includes 42,889 shares owned directly, and the following shares in which he disclaims beneficial ownership: 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he and Louis Berkman are Trustees.

(4)

Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(5)	Shares that he has the right to acquire within sixty days pursuant to stock options.

(6)	Shares held jointly with his wife.

(7)	Shares held by a trust of which he is a trustee.

(8)	Shares held jointly with his wife.

(9)	Shares held jointly with his wife.

(10)	Includes 2,500 shares one officer has the right to acquire within sixty days pursuant to stock options and excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

57	ampco pittsburgh | 2007 annual report

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2007, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,759,663. Additionally, The Louis Berkman Investment Company paid the Corporation $216,300 for certain administrative services. Louis Berkman was an officer, director and shareholder and Robert A. Paul was an officer and director, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2008.

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

The Board of Directors has adopted categorical standards to assist it in evaluating the independence of its Directors. The standards are attached to the Corporate Governance Guidelines which are available on the Corporation’s website at www.ampcopittsburgh.com. After performing this evaluation in accordance with those guidelines, the Board has determined that Robert J. Appel, Leonard M. Carroll, William D. Eberle, Paul A Gould, William K. Lieberman and Carl H. Pforzheimer, III do not have material relationships with the Corporation (other than as members of the Board of Directors) and are independent within the meaning of the Corporation’s independence standards and those of the New York Stock Exchange (the “NYSE”).

ampco pittsburgh | 2007 annual report	58

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2007	2006
Audit fees(a)	$598,458	$616,798
Audit-related fees(b)	27,590	25,105
Tax fees(c)	1,960	44,742
All other fees(d)	—	1,900

Total(e)	$628,008	$688,545

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)

Fees for tax services related primarily to tax compliance which are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and assess amounts to be included in tax filings. Fees for 2007 consisted of assistance with inquiries from taxing authorities and, for 2006, review of income tax returns and calculation of extraterritorial income exclusion.

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

The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services (the Policy) provided by the Corporation’s independent auditor. According to the Policy, the Corporation’s independent auditor may not provide the following prohibited services to the Corporation:

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

In addition, in connection with its adoption of the Policy, the Audit Committee pre-approved certain audit-related and other non-prohibited services. Any services not prohibited or pre-approved by the Policy must be pre-approved by the Audit Committee in accordance with the Policy. The Policy will be reviewed and approved annually by the Board of Directors.

59	ampco pittsburgh | 2007 annual report

– PART IV –

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

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

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		64
Report of Independent Registered Public Accounting Firm		65
Valuation and Qualifying Accounts	II	66

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws

a.	Articles of Incorporation

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

(4)	Instruments defining the rights of securities holders

a.	Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

Incorporated by reference to the Current Report on Form 8-K dated September 28, 1998.

ampco pittsburgh | 2007 annual report	60

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation.

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

c.	1997 Stock Option Plan

Incorporated by reference to the Proxy Statement dated March 14, 1997 and the Proxy Statement dated March 15, 2000.

(21)	Significant Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

61	ampco pittsburgh | 2007 annual report

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2008	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ Robert A. Paul
Director, Chairman and Chief Executive Officer
Robert A. Paul

	By:	/s/ Ernest G. Siddons
Director, President and Chief Operating Officer
Ernest G. Siddons

	By:	/s/ Marliss D. Johnson
Vice President, Controller and Treasurer (Principal Financial Officer)
Marliss D. Johnson

ampco pittsburgh | 2007 annual report	62

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.

March 6, 2008	AMPCO-PITTSBURGH CORPORATION (Registrant)

	By:	/s/ Robert J. Appel
Robert J. Appel

	By:	/s/ Leonard M. Carroll
Leonard M. Carroll

	By:	/s/ William D. Eberle
William D. Eberle

	By:	/s/ Paul A. Gould
Paul A. Gould

	By:	/s/ William K. Lieberman
William K. Lieberman

	By:	/s/ Laurence E. Paul
Laurence E. Paul

	By:	/s/ Stephen E. Paul
Stephen E. Paul

	By:	/s/ Carl H. Pforzheimer, III
Carl H. Pforzheimer, III

63	ampco pittsburgh | 2007 annual report

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		64
Report of Independent Registered Public Accounting Firm		65
Valuation and Qualifying Accounts	II	66

ampco pittsburgh | 2007 annual report	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Corporation’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated March 6, 2008 (the report on the audit of consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 6, 2008

65	ampco pittsburgh | 2007 annual report

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$282	$52	$—	$(49	)(2)	$—	$285
Valuation allowance against gross deferred income tax assets	$5,030	$—	$255	$(918	)(3)	$9	$4,376
Year ended December 31, 2006
Allowance for doubtful accounts	$681	$60	$—	$(501	)(2)	$42	$282
Valuation allowance against gross deferred income tax assets	$11,530	$—	$24	$(6,564	)(3)	$40	$5,030
Year ended December 31, 2005
Allowance for doubtful accounts	$956	$39	$—	$(302	)(2)	$(12)	$681
Valuation allowance against gross deferred income tax assets	$16,778	$—	$341	$(4,461	)(3)	$(1,128)	$11,530

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents current year write-off of accounts receivable balances net of recovery of accounts receivable balances previously written off.

(3)	Represents primarily changes in the amount of deferred income tax assets expected to be realized.

(4)	Represents impact from changes in foreign currency exchange rates.

ampco pittsburgh | 2007 annual report	66

DIRECTORS AND OFFICERS

Robert A. Paul(1)(5)

Director

Chairman of the Board and Chief Executive Officer

Ernest G. Siddons(1)(5)

Director

President and Chief Operating Officer

Louis Berkman

Director Emeritus and Chairman Emeritus

Chairman, The Louis Berkman Investment Company

Robert J. Appel(2)(3)(5)

Director

President, Appel Associates

Leonard M. Carroll(1)(2)

Director

Managing Director, Seneca Capital Management, Inc.

William D. Eberle(2)(3)

Director

Private Investor

Paul A. Gould(2)(3)(4)(5)

Director

Managing Director, Allen & Company, Inc.

William K. Lieberman(1)(3)(4)

Director

President, The Lieberman Companies

Laurence E. Paul

Director

Managing Principal, Laurel Crown Partners

Stephen E. Paul

Director

Managing Principal, Laurel Crown Partners

Carl H. Pforzheimer, III(1)(2)(4)

Director

Managing Partner, Carl H. Pforzheimer & Co.

Rose Hoover

Vice President Administration and Corporate Secretary

Dee Ann Johnson

Vice President, Controller and Treasurer

Terrence W. Kenny

Group Vice President

Robert F. Schultz

Vice President Industrial Relations and Senior Counsel

(1)Member of the Executive Committee

(2)Member of the Audit Committee

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

ampco pittsburgh | 2007 annual report	72