Form 10-Q
period 2008-03-31
AMPCO PITTSBURGH CORP
filed 2008-05-09
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania                                                                                       25-1117717
(State of Incorporation)                                                             (I.R.S. Employer Identification No.)

600 Grant Street, Suite 4600
Pittsburgh, Pennsylvania 15219
(Address of principal executive offices)

(412)456-4400
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   √                                     No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___ Accelerated filer   √    Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __                                   No   √

On May 9, 2008, 10,177,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	20

Item 1A -	Risk Factors	20

Item 6 -	Exhibits	20

Signatures		22

Exhibit Index		23

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$18,704,162	$71,626,379
Short-term marketable securities	50,415,695	-
Receivables, less allowance for
doubtful accounts of $129,292 in
2008 and $285,223 in 2007	73,850,064	59,932,808
Inventories	73,687,451	69,228,312
Insurance receivable – asbestos	10,000,000	10,000,000
Other	18,178,278	17,263,397
Total current assets	244,835,650	228,050,896

Property, plant and equipment, net	79,556,905	75,101,225
Insurance receivable - asbestos	81,884,914	84,547,965
Deferred tax assets	529,490	2,195,953
Prepaid pensions	1,880,966	1,701,839
Goodwill	2,694,240	2,694,240
Other noncurrent assets	10,192,721	10,100,026
	$421,574,886	$404,392,144
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$24,542,286	$19,418,106
Accrued payrolls and employee benefits	11,133,051	12,968,395
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	20,000,000	20,000,000
Other	33,157,025	25,448,981
Total current liabilities	102,143,362	91,146,482
Employee benefit obligations	19,652,835	19,721,794
Asbestos liability	96,114,412	99,722,526
Other noncurrent liabilities	8,229,492	6,070,852
Total liabilities	226,140,101	216,661,654

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,177,497 shares in 2008 and 2007	10,177,497	10,177,497
Additional paid-in capital	111,897,093	111,897,093
Retained earnings	99,544,224	91,232,890
Accumulated other comprehensive loss	(26,184,029)	(25,576,990)
Total shareholders' equity	195,434,785	187,730,490
	$421,574,886	$404,392,144

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Net sales	$97,829,787	$87,740,408

Operating costs and expenses:
Costs of products sold (excluding depreciation)	69,900,573	62,274,273
Selling and administrative	10,254,618	9,914,698
Depreciation	1,858,499	1,757,156
(Gain) loss on disposition of assets	(4,440)	9,193
Total operating expenses	82,009,250	73,955,320

Income from operations	15,820,537	13,785,088

Other income (expense):
Investment-related income	229,537	217,232
Interest expense	(133,934)	(179,280)
Other – net	(508,857)	(62,437)
	(413,254)	(24,485)

Income before income taxes	15,407,283	13,760,603

Income tax provision	5,264,000	4,296,000

Net income	$10,143,283	$9,464,603

Earnings per common share:
Basic	$1.00	$0.96
Dilutive	$1.00	$0.95

Cash dividends declared per share	$0.18	$0.15

Weighted average number of common shares outstanding:
Basic shares	10,177,497	9,837,497
Dilutive shares	10,179,738	9,980,208

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Net cash flows provided by operating activities	$5,069,705	$2,390,455

Cash flows from investing activities:

Purchases of property, plant and equipment	(6,322,374)	(1,965,235)
Purchases of short-term marketable securities	(58,102,046)	(40,490,947)
Proceeds from sale of short-term marketable securities	8,000,000	-
Purchases of long-term marketable securities	(394,655)	(688,648)
Proceeds from sale of long-term marketable securities	340,623	678,134
Other	-	10,514
Net cash flows used in investing activities	(56,478,452)	(42,456,182)

Cash flows from financing activities:

Dividends paid	(1,526,625)	(983,750)
Net cash flows used in financing activities	(1,526,625)	(983,750)

Effect of exchange rate changes on cash and cash equivalents	13,155	3,320

Net decrease in cash and cash equivalents	(52,922,217)	(41,046,157)

Cash and cash equivalents at beginning of period	71,626,379	56,083,870

Cash and cash equivalents at end of period	$18,704,162	$15,037,713

Supplemental information:

Income tax payments	$723,504	$17,985
Interest payments	$146,937	$179,280

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. The Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 became effective for the Corporation on January 1, 2008; however, in February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Corporation is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities.

The adoption of SFAS No. 157 did not impact the Corporation’s financial position or results of operations. The additional disclosures required by the Statement are summarized in Note 9.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS No. 157 establishes a hierarchy of inputs used to determine fair value measurements with three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities and are considered the most reliable evidence of fair value. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs used for measuring the fair value of assets or liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure certain financial instruments and other items at fair value.  SFAS No. 159 became effective for the Corporation on January 1, 2008 and did not impact the Corporation’s financial position or results of operations.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 becomes effective for the Corporation on January 1, 2009. The Corporation is currently evaluating the effects that SFAS No. 161 may have on its financial position and results of operations.

2. Inventories

At March 31, 2008 and December 31, 2007, approximately 62% of the inventories were valued on the LIFO method with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2008	2007

Raw materials	$17,259	$14,197
Work-in-process	38,729	35,924
Finished goods	8,923	10,486
Supplies	8,776	8,621
	$73,687	$69,228

3.   Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2008	2007

Land and land improvements	$4,507	$4,507
Buildings	27,370	27,371
Machinery and equipment	162,194	155,791
	194,071	187,669
Accumulated depreciation	(114,514)	(112,568)
	$79,557	$75,101

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2008	2007

Customer-related liabilities	$9,835	$9,248
Accrued sales commissions	3,831	3,161
Foreign exchange contracts	7,032	4,832
Other	12,459	8,208
	$33,157	$25,449

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the three months ended March 31, 2008 and 2007 consisted of:

	(in thousands)
	Three Months Ended March 31,
	2008	2007

Balance at beginning of the period	$6,156	$5,567
Satisfaction of warranty claims	(583)	(669)
Provision for warranty claims	975	1,010
Other, primarily impact from changes in foreign currency
exchange rates	(5)	18
Balance at end of the period	$6,543	$5,926

5.  Pension and Other Postretirement Benefits

Contributions for the three months ended March 31, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007

U.S. pension benefits plans	$-	$-
U.K. pension benefits plan	$468	$170
Other postretirement benefits (e.g. net payments)	$44	$209
U.K. defined contribution plan	$133	$135

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended March 31,
U.S. Pension Benefits	2008	2007

Service cost	$672	$669
Interest cost	1,980	1,892
Expected return on plan assets	(2,803)	(2,911)
Amortization of prior service cost	162	160
Amortization of actuarial gain	(32)	(34)
Net benefit income	$(21)	$(224)

	(in thousands)
	Three Months Ended March 31,
Foreign Pension Benefits	2008	2007

Interest cost	$660	$664
Expected return on plan assets	(700)	(654)
Amortization of actuarial loss	78	115
Net benefit cost	$38	$125

	(in thousands)
	Three Months Ended March 31,
Other Postretirement Benefits	2008	2007

Service cost	$97	$72
Interest cost	197	154
Amortization of prior service cost	17	9
Amortization of actuarial loss	4	39
Net benefit cost	$315	$274

6.	Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of March 31, 2008 approximated $22,131,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

During 2007, a subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited to form a joint venture company in China. Each party will contribute cash for their respective interest. For its 49% interest, UES will contribute $14,700,000 of which $2,940,000 was contributed in 2007 with $5,880,000 to be contributed in 2008 and the balance by early 2010.

In connection with the sale of a segment in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of warranties are reimbursable by the Corporation up to approximately $2,000,000. No amount has been paid to date and, based on experience while owning the segment, the Corporation expects that no amounts will become due.

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

See also Note 11 regarding litigation and Note 12 for environmental matters.

7.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Three Months Ended March 31,
	2008	2007

Net income	$10,143	$9,465
Foreign currency translation adjustments	204	630
Unrecognized components of employee benefit plans	150	72
Unrealized holding gains on marketable securities	80	279
Change in the fair value of derivatives (cash flow hedges)	(1,041)	(129)
Comprehensive income	$9,536	$10,317

8.   Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of March 31, 2008, approximately $100,267,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through June 2012. As of March 31, 2008, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $7,032,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $4,957,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(3,784,000), net of income taxes, as of March 31, 2008. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(3,107,000) expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2008 and 2007, approximately $(891,000) and $(217,000), respectively, were released to pre-tax earnings.

(Losses) gains on foreign exchange transactions approximated $(449,000) and $19,000 for the three months ended March 31, 2008 and 2007, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2008, approximately 85% or $2,052,000 of anticipated copper purchases over the next 4 months are hedged. The fair value of these contracts approximated $242,000 as of March 31, 2008. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $151,000, net of income taxes, as of March 31, 2008. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $242,000 expected to be released over the next 12 months. During the three months ended March 31, 2008 and 2007, approximately $101,000 and $13,000, respectively, were released to pre-tax earnings. Additionally, during the three months ended March 31, 2007, $603,000 of the termination gain resulting from the cancellation of futures contracts in May 2006 was released to pre-tax earnings.

9.   Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of March 31, 2008 were as follows:

	(in thousands)
	Level 1	Level 2	Level 3	Total
Investments
Short-term marketable securities	$-	$50,416	$-	$50,416
Other noncurrent assets	2,860	-	-	2,860
Foreign currency contracts
Other current assets	-	3,069	-	3,069
Other noncurrent assets	-	1,010	-	1,010
Other current liabilities	-	7,032	-	7,032
Other noncurrent liabilities	-	4,957	-	4,957

10.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Three Months Ended March 31,
	2008	2007

Net Sales:
Forged and Cast Rolls	$69,485	$60,745
Air and Liquid Processing	28,345	26,995
Total Reportable Segments	$97,830	$87,740

Income before income taxes:
Forged and Cast Rolls	$14,887	$13,248
Air and Liquid Processing	2,586	2,159
Total Reportable Segments	17,473	15,407
Other expense, including corporate costs – net	(2,066)	(1,646)
Total	$15,407	$13,761

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

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the three months ended March 31, 2008:

Approximate open claims at end of period	8,836 (1)
Gross settlement and defense costs (in 000’s)	$4,220
Approximate claims settled or dismissed	217

(1)
 Included as “open claims” are approximately 3,197 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict. The plaintiff has appealed that verdict.

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

In the fourth quarter of 2007, one Paying Insurer responsible for two years of primary coverage informed the Corporation that its policies had exhausted. Another Paying Insurer responsible for approximately two and a half years of primary coverage informed the Corporation that two of its policies would likely exhaust in the first quarter of 2008, and they did exhaust on March 31, 2008. In addition, the Paying Insurer responsible for some umbrella insurance coverage also informed the Corporation that approximately one half of its umbrella insurance coverage had exhausted at the end of the year. As a result, and as contemplated by the valuation discussed below, the Corporation will bear a portion of the defense and indemnity costs for Asbestos Liability.

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

Based on the analyses described above, the Corporation recorded reserves at December 31, 2006 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2013 of $140,015,000, of which approximately 60% was attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. The reserve at March 31, 2008 was $116,114,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2013. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation recorded a receivable as at December 31, 2006 of $114,548,000 ($91,885,000 as of March 31, 2008) for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25,467,000 difference between insurance recoveries and projected costs which was recorded in 2006 is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

12. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale.  Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for all environmental proceedings of approximately $1,900,000 at March 31, 2008 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

The Forged and Cast Rolls segment is benefiting from record-level demand by steel and aluminum producers throughout the world. The rapid expansion in steel production, particularly in developing countries, has created a global shortage of roll making capacity. In addition, the weak U.S. dollar has provided greater opportunity for export customers. As a result, the group has received purchase orders or long-term agreements from numerous customers for the supply of forged and cast rolls into 2011. Capacity is virtually sold out for 2009 with forged roll production practically filled through 2010. Selling prices, in large part, are protected from the volatility in the cost of materials by means of a variable surcharge.

This segment is undertaking a major capital program investing approximately $60,000,000, in addition to its normal level of capital expenditures, over the next three years. While not significantly adding to the production capacity of the group, the expenditures will minimize equipment down-time, improve productivity and maintain the manufacture of premium, quality product. Additionally, Union Electric Steel, through a wholly-owned subsidiary, is increasing its overseas presence with a 49% interest in a Chinese joint venture which will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by it. Production is expected to begin by early 2010.

The focus for the Forged and Cast Rolls segment in the coming year will be to manage the ever-extending backlog while operating at capacity, maintaining the reliability of equipment and coordinating the joint venture in China at the same time sustaining its reputation for superior quality and on-time delivery. The outlook for the foreseeable future is favorable.

The focus for the Air and Liquid Processing segment in the coming year is to improve productivity and sales volume. While the outlook for 2008 is for a modest increase in sales and operating income, primarily attributable to the increased demand for centrifugal pumps and heat-exchange coils from the energy sector, there has been a fall in orders for air handling systems as the construction industry slows.

Operations for the Three Months Ended March 31, 2008 and 2007

Net Sales.  Net sales for the three months ended March 31, 2008 and 2007 were $97,830,000 and $87,740,000, respectively. A discussion of sales for the Corporation’s two segments is included below. Backlog approximated $756,687,000 and $655,771,000 at March 31, 2008 and 2007, respectively, and $728,718,000 at December 31, 2007. The increase is principally attributable to the Forged and Cast Rolls segment. The March 31, 2008 backlog includes approximately $486,603,000 of orders scheduled for shipment after December 31, 2008. In addition, the Corporation has commitments of more than $71,800,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as of percentage of net sales were comparable for the three months ended March 31, 2008 and 2007 at 71.5% and 71.0%, respectively.

Selling and Administrative.  The increase in selling and administrative expenses is primarily attributable to the higher volume of sales and general inflationary increases.

Income from Operations.  Income from operations for the three months ended March 31, 2008 and 2007 approximated $15,821,000 and $13,785,000, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the three months ended March 31, 2008 improved over the comparable prior year period due principally to additional volume. Margins were slightly impacted by the lag in timing between the rapidly increasing costs of scrap and alloys and when surcharges can be included in sales invoices. Backlog approximated $710,010,000 at March 31, 2008 against $612,475,000 as of March 31, 2007 and $684,769,000 at December 31, 2007. The increase is reflective of conversion of commitments under long-term supply agreements to purchase orders and ongoing demand for both forged and cast roll product. Of the March 31, 2008 backlog, $484,194,000 is scheduled for shipment after December 31, 2008.

Air and Liquid Processing. Sales and operating income for the three months ended March 31, 2008 improved from the comparable prior year period.  Buffalo Pumps benefited from higher sales of lube oil pumps and Navy pumps and Aerofin had strong shipments to OEM and utility customers. Sales and earnings for Buffalo Air Handling approximated the prior year. Backlog equaled $46,677,000 and $43,296,000 as of March 31, 2008 and 2007, respectively, and $43,949,000 as of December 31, 2007. Backlog for both the pumps and coil businesses improved, however, declined for the air handling business as a result of the weak economy and fewer available construction projects. The majority of the backlog as of March 31, 2008 will ship during the remainder of 2008.

Other Income(Expense).  The fluctuation in other income (expense) is primarily attributable to foreign exchange losses in the current period versus foreign exchange gains in the prior period.

Income Taxes.  The increase in the effective rate to 34.2% from 31.2% is primarily attributable to a change in the composition of projected net income before income taxes between the two years. A decline in current and expected interest rates on short-term marketable securities for 2008, which would have otherwise enabled the reversal of existing capital loss carryforwards, resulted in a larger portion of income being taxable.

Net Income and Earnings per Common Share.  As a result of the above, the Corporation’s net income for the three months ended March 31, 2008 equaled $10,143,000 or $1.00 per basic common share in comparison to $9,465,000 or $0.96 per basic common share for the three months ended March 31, 2007. The increase in the weighted average number of common shares outstanding for the current period reduced earnings per common share by more than $0.03 per share.

Liquidity and Capital Resources

Net cash flows provided by operating activities approximated $5,070,000 and $2,390,000 for the three months ended March 31, 2008 and 2007, respectively. The increase is principally due to improved earnings and a lower usage of working capital funds.

Net cash flows used in investing activities were $56,478,000 and $42,456,000 for the three months ended March 31, 2008 and 2007, respectively. The increase is attributable to additional investments in short-term marketable securities and higher capital expenditures. As of March 31, 2008, future capital expenditures totaling approximately $54,525,000, to be spent over the next three years, have been approved. Additionally, Union Electric Steel will contribute an additional $5,880,000 in 2008 toward its 49% interest in the Chinese joint venture.

Net cash flows provided by financing activities represent the payment of dividends, which are paid one quarter in arrears. The increase is due to a 50% increase in the dividend rate between the fourth quarter of 2007 and the fourth quarter of 2006.

As a result of the above, cash and cash equivalents decreased $52,922,000 in 2008 and ended the period at $18,704,000 in comparison to $71,626,000 at December 31, 2007. Additionally, the Corporation has investments in short-term marketable securities (shares in a mutual fund which invests primarily in short-term U.S. Treasury Notes) of approximately $50,416,000 and $40,960,000 at March 31, 2008 and 2007, respectively.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2008 was approximately $10,600,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 11 and 12 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2007, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Forward-Looking Statements

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1            Legal Proceedings

The information contained in Note 11 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A          Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

(4)  Instruments defining the rights of securities holders

(a)	Rights Agreement between Ampco-Pittsburgh Corporation and Chase Mellon Shareholder Services dated as of September 28, 1998.

Incorporated by reference to the Form 8-K Current Report dated September 28, 1998.

(10)  Material Contracts

(a)	2008 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 6, 2008.

(31.1)	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 9, 2008	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: May 9, 2008	BY: s/Marliss D. Johnson
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