Form 10-Q
period 2008-07-31
AMPCO PITTSBURGH CORP
filed 2008-08-05
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer   Accelerated filer   √    Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __                                   No   √

On August 4, 2008, 10,177,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	20

Item 1A -	Risk Factors	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 6 -	Exhibits	20

Signatures		22

Exhibit Index		23

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$19,139,567	$71,626,379
Short-term marketable securities	51,080,121	-
Receivables, less allowance for
doubtful accounts of $143,858 in
2008 and $285,223 in 2007	75,967,305	59,932,808
Inventories	79,712,673	69,228,312
Insurance receivable – asbestos	10,000,000	10,000,000
Other	15,703,708	17,263,397
Total current assets	251,603,374	228,050,896

Property, plant and equipment, net	81,180,405	75,101,225
Insurance receivable - asbestos	79,540,557	84,547,965
Investment in joint ventures	6,842,615	4,206,149
Deferred tax assets	1,174,014	2,195,953
Prepaid pensions	2,060,093	1,701,839
Goodwill	2,694,240	2,694,240
Other noncurrent assets	5,617,036	5,893,877
	$430,712,334	$404,392,144
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$27,627,634	$19,418,106
Accrued payrolls and employee benefits	12,613,590	12,968,395
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	20,000,000	20,000,000
Other	32,024,601	25,448,981
Total current liabilities	105,576,825	91,146,482
Employee benefit obligations	19,292,043	19,721,794
Asbestos liability	92,655,399	99,722,526
Other noncurrent liabilities	7,164,163	6,070,852
Total liabilities	224,688,430	216,661,654

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,177,497 shares in 2008 and 2007	10,177,497	10,177,497
Additional paid-in capital	111,897,093	111,897,093
Retained earnings	109,321,282	91,232,890
Accumulated other comprehensive loss	(25,371,968)	(25,576,990)
Total shareholders' equity	206,023,904	187,730,490
	$430,712,334	$404,392,144

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Net sales	$200,519,255	$176,480,443	$102,689,468	$88,740,035

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	142,432,065	123,947,961	72,531,491	61,673,688
Selling and administrative	20,931,495	19,779,481	10,676,878	9,864,783
Depreciation	3,668,403	3,517,084	1,809,904	1,759,928
Gain on disposition of assets	(84,268)	(32,994)	(79,828)	(42,187)
Total operating expenses	166,947,695	147,211,532	84,938,445	73,256,212

Income from operations	33,571,560	29,268,911	17,751,023	15,483,823

Other income (expense):
Investment-related income	1,195,052	958,245	965,515	741,013
Interest expense	(247,859)	(361,438)	(113,925)	(182,158)
Other	(1,195,462)	(645,432)	(686,605)	(582,995)
	(248,269)	(48,625)	164,985	(24,140)

Income before income taxes	33,323,291	29,220,286	17,916,008	15,459,683

Income tax provision	11,571,000	9,578,000	6,307,000	5,282,000

Net income	$21,752,291	$19,642,286	$11,609,008	$10,177,683

Earnings per common share:
Basic	$2.14	$1.98	$1.14	$1.02
Diluted	$2.14	$1.96	$1.14	$1.01

Cash dividends declared
per share	$0.36	$0.30	$0.18	$0.15

Weighted average number of
common shares outstanding:
Basic shares	10,177,497	9,913,237	10,177,497	9,988,145
Diluted shares	10,179,800	10,031,854	10,179,860	10,076,936

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Net cash flows provided by operating activities	$14,186,374	$14,155,404

Cash flows from investing activities:

Purchases of property, plant and equipment	(9,755,367)	(3,723,251)
Purchases of short-term marketable securities	(61,628,567)	(50,490,947)
Sales of short-term marketable securities	11,000,000	-
Investment in Chinese joint venture	(2,940,000)	-
Purchases of long-term marketable securities	(562,558)	(770,583)
Sales of long-term marketable securities	463,058	711,523
Other	92,572	(180,640)

Net cash flows used in investing activities	(63,330,862)	(54,453,898)

Cash flows from financing activities:

Proceeds from the issuance of common stock	-	3,625,809
Excess tax benefits from the exercise of stock
options	-	1,089,060
Dividends paid	(3,358,575)	(2,460,499)

Net cash flows (used in) provided by
financing activities	(3,358,575)	2,254,370

Effect of exchange rate changes on cash
and cash equivalents	16,251	128,358

Net decrease in cash and cash equivalents	(52,486,812)	(37,915,766)

Cash and cash equivalents at beginning of period	71,626,379	56,083,870

Cash and cash equivalents at end of period	$19,139,567	$18,168,104

Supplemental information:
Income tax payments	$5,512,649	$6,051,842
Interest payments	$266,236	$362,357

Non-cash investing activities:
Appreciation of short-term marketable
securities	$451,554	$971,453

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the six and three months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 becomes effective for the Corporation on January 1, 2009. The Corporation is currently evaluating the effects that SFAS No. 161 may have on its financial statement disclosures.

2.	Inventories

At June 30, 2008 and December 31, 2007, approximately 59% and 62%, respectively, of the inventories were valued on the LIFO method with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2008	2007

Raw materials	$17,432	$14,197
Work-in-process	41,591	35,924
Finished goods	11,053	10,486
Supplies	9,637	8,621
	$79,713	$69,228

3.Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2008	2007

Land and land improvements	$4,507	$4,507
Buildings	27,440	27,371
Machinery and equipment	144,461	142,258
Construction-in-progress	13,855	6,459
Other	7,127	7,074
	197,390	187,669
Accumulated depreciation	(116,210)	(112,568)
	$81,180	$75,101

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2008	2007

Customer-related liabilities	$9,033	$9,248
Accrued income taxes	5,195	819
Foreign exchange contracts	5,054	4,832
Accrued sales commissions	3,474	3,161
Other	9,269	7,389
	$32,025	$25,449

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the six and three months ended June 30, 2008 and 2007 consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Balance at beginning of the period	$6,156	$5,567	$6,543	$5,926
Satisfaction of warranty claims	(1,955)	(1,245)	(1,372)	(576)
Provision for warranty claims	1,571	2,365	596	1,355
Other, primarily impact from
changes in foreign currency
exchange rates	(4)	92	1	74
Balance at end of the period	$5,768	$6,779	$5,768	$6,779

5.Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2008 and 2007 were as follows:

(in thousands)
	2008	2007

U.S. pension benefits plans	$ -	$ -
U.K. pension benefits plan	$ 923	$ 743
Other postretirement benefits (e.g. net payments)	$ 200	$ 385
U.K. defined contribution plan	$ 256	$ 246

Net periodic pension and other postretirement costs include the following components:
	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
U.S. Pension Benefits	2008	2007	2008	2007

Service cost	$1,344	$1,339	$672	$670
Interest cost	3,960	3,784	1,980	1,892
Expected return on plan assets	(5,605)	(5,822)	(2,802)	(2,911)
Amortization of:
Prior service cost	324	320	162	160
Actuarial gain	(65)	(68)	(33)	(34)
Net benefit income	$(42)	$(447)	$(21)	$(223)

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
Foreign Pension Benefits	2008	2007	2008	2007

Interest cost	$1,320	$1,338	$660	$674
Expected return on plan assets	(1,400)	(1,316)	(700)	(662)
Amortization of actuarial loss	157	232	79	117
Net benefit cost	$77	$254	$39	$129

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
Other Postretirement Benefits	2008	2007	2008	2007

Service cost	$203	$197	$106	$125
Interest cost	393	417	196	263
Amortization of:
Prior service cost	34	18	17	9
Actuarial loss	28	77	24	38
Net benefit cost	$658	$709	$343	$435

6.	Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of June 30, 2008 approximated $22,000,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

During 2007, a subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited to form a joint venture company in China. Each party will contribute cash for their respective interest. For its 49% interest, UES will contribute $14,700,000 of which $5,880,000 has been contributed to date with an additional $2,940,000 to be contributed in 2008 and the balance by early 2010.

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

See also Note 11 regarding litigation and Note 12 for environmental matters.

-  9 -

7.  Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:
	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income	$21,752	$19,642	$11,609	$10,178
Foreign currency translation
adjustments	255	1,180	51	550
Unrecognized components of
employee benefit plans	312	378	162	306
Unrealized holding gains on
marketable securities	272	662	192	383
Change in the fair value
of derivatives (cash flow hedges)	(634)	(317)	407	(188)
Comprehensive income	$21,957	$21,545	$12,421	$11,229

8.   Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of June 30, 2008, approximately $88,333,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through June 2012. As of June 30, 2008, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $5,054,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $3,958,000. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(3,285,000), net of income taxes, as of June 30, 2008. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(2,258,000) expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2008 and 2007, approximately $(1,730,000) and $(493,000), respectively, were released to pre-tax earnings and during the three months ended June 30, 2008 and 2007, approximately $(839,000) and $(275,000), respectively, were released to pre-tax earnings.

Losses on foreign exchange transactions approximated $(1,044,000) and $(481,000) for the six months ended June 30, 2008 and 2007, respectively, and $(594,000) and $(501,000) for the three months ended June 30, 2008 and 2007, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2008, approximately 85% or $2,232,000 of anticipated copper purchases over the next 4 months are hedged. The fair value of these contracts approximated $94,000 as of June 30, 2008. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $59,000, net of income taxes, as of June 30, 2008. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $94,000 expected to be released over the next 12 months. During the six months ended June 30, 2008 and 2007, approximately $190,000 and $(167,000), respectively, were released to pre-tax earnings and during the three months ended June 30, 2008 and 2007, approximately $291,000 and $(39,000), respectively, were released to pre-tax earnings.  Additionally, during the six and three months ended June 30, 2007, $799,000 and $196,000, respectively, of the termination gain resulting from the cancellation of futures contracts in May 2006 was released to pre-tax earnings.

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

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of June 30, 2008 were as follows:

	(in thousands)
	Level 1	Level 2	Level 3	Total
Investments
Short-term marketable securities	$-	$51,080	$-	$51,080
Other noncurrent assets	2,907	-	-	2,907
Foreign currency contracts
Other current assets	-	1,568	-	1,568
Other noncurrent assets	-	621	-	621
Other current liabilities	-	5,054	-	5,054
Other noncurrent liabilities	-	3,958	-	3,958

10.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net Sales:
Forged and Cast Rolls	$142,994	$123,759	$73,509	$63,014
Air and Liquid Processing	57,525	52,721	29,180	25,726
Total Reportable Segments	$200,519	$176,480	$102,689	$88,740

Income before Income Taxes:
Forged and Cast Rolls	$31,592	$28,123	$16,705	$14,875
Air and Liquid Processing	5,376	4,296	2,790	2,137
Total Reportable Segments	36,968	32,419	19,495	17,012
Other expense, including
corporate costs – net	(3,645)	(3,199)	(1,579)	(1,552)

Total	$33,323	$29,220	$17,916	$15,460

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

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with the asbestos claims asserted against the inactive subsidiary and the former division, for the six months ended June 30, 2008:

Approximate open claims at end of period	9,373 (1)
Gross settlement and defense costs (in 000’s)	8,450
Approximate claims settled or dismissed	439

(1)
Included as “open claims” are approximately 3,194 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability.  The claims against the inactive subsidiary of the Corporation, approximately 300 as of June 30, 2008, are not included within the Coverage Arrangement.  Insurance coverage for those claims is the subject of a declaratory judgment action against the subsidiary, the Corporation and two other primary insurers filed by the subsidiary’s primary insurer, Utica Mutual Insurance Company, on June 19, 2008 in Utica, New York. On July 30, 2008, the action was removed to the United States District Court for the Northern District of New York. The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary and the former division are immaterial.

In the fourth quarter of 2007, one Paying Insurer responsible for two years of primary coverage informed the Corporation that its policies had exhausted. In the first quarter of 2008, another Paying Insurer responsible for approximately two and a half years of primary coverage informed the Corporation that two of its policies exhausted. In addition, the Paying

Insurer responsible for some umbrella insurance coverage also informed the Corporation that approximately one half of its umbrella insurance coverage had exhausted at the end of 2007. As a result, and as contemplated by the valuation discussed below, the Corporation will bear a portion of the defense and indemnity costs for Asbestos Liability.

The Coverage Arrangement includes an acknowledgement that Howden Buffalo, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode in part the coverage under the policies available to the Corporation and the relevant subsidiaries for Asbestos Liability alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies.

Asbestos Valuations

The Corporation retained Hamilton, Rabinovitz & Alschuler, Inc., now known as Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary.  The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

Based on the analyses described above, the Corporation recorded reserves at December 31, 2006 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2013 of $140,015,000, of which approximately 60% was attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. The reserve at June 30, 2008 was $112,655,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2013. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation recorded a receivable as at December 31, 2006 of $114,548,000 ($89,541,000 as of June 30, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $25,467,000 difference between insurance recoveries and projected costs which was recorded in 2006 is not due to exhaustion of the total product liability insurance for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2013. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s, HR&A’s or The Claro Group’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. In 2007, the Corporation undertook another review of its Asbestos Liability claims, defense costs and likelihood for insurance recoveries and determined no change to the provision should be made at that time.

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

12. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale.  Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for all environmental proceedings of approximately $1,900,000 at June 30, 2008 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

The Forged and Cast Rolls segment is benefiting from record-level demand by steel and aluminum producers throughout the world. The rapid expansion in steel production, particularly in developing countries, has created a global shortage of roll making capacity. In addition, the weak U.S. dollar has provided greater opportunity for export customers. As a result, the group has received purchase orders or long-term supply agreements from numerous customers for the supply of forged and cast rolls into 2011. Capacity is virtually sold out for 2009 with forged roll production committed through 2010. Profit margins, in large part, are protected from the volatility in the cost of materials by means of a variable surcharge.

This segment is undertaking a major capital program investing approximately $60,000,000, in addition to its normal level of capital expenditures, over the next three years. While not significantly adding to the production capacity of the group, the expenditures will minimize equipment down-time, improve productivity and maintain the manufacture of premium, quality product. Additionally, Union Electric Steel, through a wholly-owned subsidiary, is increasing its overseas presence with a 49% interest in a Chinese joint venture which will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by it. Production is expected to begin during 2010.

The focus for the Forged and Cast Rolls segment in the coming year will be to manage the ever-extending backlog while operating at capacity, maintaining the reliability of equipment and coordinating the joint venture in China. The outlook for the foreseeable future is favorable.

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

Operations for the Six and Three Months Ended June 30, 2008 and 2007

Net Sales.  Net sales for the six months ended June 30, 2008 and 2007 were $200,519,000 and $176,480,000, respectively, and $102,689,000 and $88,740,000, respectively, for the three months then ended.  A discussion of sales for the Corporation’s two segments is included below. Backlog approximated $841,863,000 and $696,111,000 at June 30, 2008 and 2007, respectively, and $728,718,000 at December 31, 2007. The increase is principally attributable to the Forged and Cast Rolls segment. The June 30, 2008 backlog includes approximately $639,916,000 of orders scheduled for shipment after December 31, 2008. In addition, the Corporation has commitments of $89,224,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the required delivery dates.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales were 71.0% and 70.2%, for the six months ended June 30, 2008 and 2007, respectively, and 70.6% and 69.5% of net sales for the three months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to higher costs for steel scrap and alloys used by the Forged and Cast Rolls group. Although an existing surcharge mechanism enables the majority of such increases to be passed on to the customer, there is a lag in timing between when the increase in costs is incurred and when the surcharge is applied to the selling price of rolls.

Selling and Administrative.  Selling and administrative expenses increased as a result of a higher volume of sales and general inflationary increases.

Income from Operations.  Income from operations for the six months ended June 30, 2008 and 2007 approximated $33,572,000 and $29,269,000, respectively, and $17,751,000 and $15,484,000 for the three months ended June 30, 2008 and 2007, respectively.  A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the six and three months ended June 30, 2008 improved when compared to the same periods of the prior year. This is attributable to higher volumes, which were somewhat impacted by the lack of available shipping containers, special equipment and cargo ships. Additionally, earnings were affected by the lag in timing between increases in the cost of steel scrap and alloys and the recovery of such increases from customers. Backlog approximated $793,997,000 at June 30, 2008 against $652,391,000 as of June 30, 2007 and $684,769,000 at December 31, 2007. The improvement is reflective of conversion of commitments under long-term supply agreements to purchase orders and ongoing demand for both forged and cast roll product. Of the June 30, 2008 backlog, $633,177,000 is scheduled for shipment after December 31, 2008.

Air and Liquid Processing. Sales and operating income for the six and three months ended June 30, 2008 improved against the same periods of the prior year. Sales and operating income for Buffalo Pumps increased as a result of higher volumes, in particular for lube oil and Navy pumps, while sales and earnings for Aerofin benefited from a combination of additional sales to OEM and utility customers and a shift in product mix. Sales and earnings for Buffalo Air Handling were comparable. Backlog was $47,866,000 and $43,720,000 as of June 30, 2008 and 2007, respectively, and $43,949,000 as of December 31, 2007. The increase is attributable to the pumps business and more than offset the decline experienced by the air handling business which is being negatively impacted by the weak economy and fewer available construction projects. Backlog for the coil business remained constant. The majority of the backlog as of June 30, 2008 will ship during the remainder of 2008.

Other Income (Expense). Investment-related income increased as a result of a larger dividend from the Corporation’s Chinese cast-roll joint venture which approximated $800,000 and $540,000 in 2008 and 2007, respectively. Interest expense decreased due to a decline in average interest rates incurred on the outstanding Industrial Revenue Bonds. Other expense increased from higher foreign exchange losses.

Income Taxes. The increase in the effective rate is primarily attributable to a change in the composition of projected net income before income taxes between the two years. A decline in current and expected earnings on short-term marketable securities for 2008, which would have otherwise enabled the reversal of existing capital loss carryforwards, resulted in a larger portion of income being taxable in the current year.

Net Income and Earnings per Common Share.  As a result of the above, the Corporation’s net income equaled $21,752,000 or $2.14 per basic common share and $19,642,000 or $1.98 per common share for the six months ended June 30, 2008 and 2007, respectively, and $11,609,000 or $1.14 per basic common share and $10,178,000 or $1.02 per basic common share for the three months ended June 30, 2008 and 2007, respectively. The increase in the weighted average number of common shares outstanding for the current periods reduced basic earnings per common share by $0.05 per share for year-to-date and by $0.02 per share for the quarter.

Liquidity and Capital Resources

Net cash flows provided by operating activities were comparable for the six months ended June 30, 2008 and 2007, respectively.

The increase in net cash flows used in investing activities is attributable to higher capital expenditures and an additional contribution toward its 49% interest in the Chinese joint venture. As of June 30, 2008, future capital expenditures totaling approximately $57,000,000, to be spent over the next three years, have been approved. In addition, it is expected that Union Electric Steel will contribute an additional $2,940,000 in 2008 to the Chinese joint venture and the balance by early 2010.

Net cash flows (used in) provided by financing activities for each of the years includes the payment of dividends which increased in the current year due to additional shares outstanding and a higher dividend rate. In 2007, proceeds from the issuance of stock under the Corporation’s stock option plan and the resulting excess tax benefits reduced the impact of the dividend payments.

As a result of the above, cash and cash equivalents decreased $52,487,000 in 2008 and ended the period at $19,140,000 in comparison to $71,626,000 at December 31, 2007. Additionally, the Corporation has investments in short-term marketable securities (shares in a mutual fund which invests primarily in short-term U.S. Treasury Notes) of approximately $51,080,000 at June 30, 2008.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2008 was approximately $10,600,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

Forward-looking statements are identified by the use of the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, of Part II of this Form 10-Q. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. The Corporation undertakes no obligation to update any forward-looking statement whether as a result of new information, events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Items 2-3     None

Item 4          Submission of Matters to a Vote of Security Holders

On April 23, 2008 at the Annual Meeting of Shareholders, the following individuals were elected directors of the Corporation by the following votes:

For                               Withheld

William K. Lieberman                                                                 9,074,275                           329,668
       Stephen E. Paul                                                                      8,953,932                           450,011
Carl H. Pforzheimer, III                                                                9,054,648                           349,295

In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accountants for 2008 by casting 9,346,917 votes “For”, 45,326 votes “Against” and 11,311 votes “Abstain”.  The shareholders also approved the Ampco-Pittsburgh Corporation 2008 Omnibus Incentive Plan by casting 7,218,423 votes “For”, 472,963 votes “Against” and 417,865 votes “Abstain”.

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 4, 2008	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: August 4, 2008	BY: s/Marliss D. Johnson
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