Form 10-Q
period 2008-09-30
AMPCO PITTSBURGH CORP
filed 2008-11-10
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes   √                                     No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __Accelerated filer   √    Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __                                 No   √

On November 7, 2008, 10,177,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	23

Item 1A -	Risk Factors	23

Item 5	Other Information	23

Item 6 -	Exhibits	23

Signatures		25

Exhibit Index		26

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$26,615,134	$71,626,379
Short-term marketable securities	53,837,495	-
Receivables, less allowance for
doubtful accounts of $152,382 in
2008 and $285,223 in 2007	70,732,120	59,932,808
Inventories	67,661,975	69,228,312
Insurance receivable – asbestos	11,000,000	10,000,000
Other current assets	15,053,627	17,263,397
Total current assets	244,900,351	228,050,896

Property, plant and equipment, net	84,956,855	75,101,225
Insurance receivable - asbestos	74,971,154	84,547,965
Investment in joint ventures	6,690,848	4,206,149
Deferred tax assets	-	2,195,953
Prepaid pensions	2,262,903	1,701,839
Goodwill	2,694,240	2,694,240
Other noncurrent assets	5,940,590	5,893,877
	$422,416,941	$404,392,144
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,682,866	$19,418,106
Accrued payrolls and employee benefits	12,838,350	12,968,395
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	17,000,000	20,000,000
Other current liabilities	28,994,806	25,448,981
Total current liabilities	93,827,022	91,146,482
Employee benefit obligations	18,125,432	19,721,794
Asbestos liability	90,978,431	99,722,526
Deferred tax liabilities	1,573,425	-
Other noncurrent liabilities	3,184,248	6,070,852
Total liabilities	207,688,558	216,661,654

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Preference stock - no par value;
authorized 3,000,000 shares; none issued	-	-
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,177,497 shares in 2008 and 2007	10,177,497	10,177,497
Additional paid-in capital	113,176,296	111,897,093
Retained earnings	119,462,981	91,232,890
Accumulated other comprehensive loss	(28,088,391	(25,576,990)
Total shareholders' equity	214,728,383	187,730,490
	$422,416,941	$404,392,144

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Net sales	$306,425,474	$263,640,134	$105,906,219	$87,159,691

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	218,592,931	185,257,745	76,160,867	61,309,784
Selling and administrative	32,364,008	29,843,338	11,432,512	10,063,857
Depreciation	5,427,038	5,097,501	1,758,635	1,580,417
Gain on disposition of assets	(92,559)	(33,342)	(8,291)	(348)
Total operating expenses	256,291,418	220,165,242	89,343,723	72,953,710

Income from operations	50,134,056	43,474,892	16,562,496	14,205,981

Other income (expense):
Investment-related income	1,419,350	1,215,920	224,309	257,675
Interest expense	(369,770)	(551,462)	(121,911)	(190,024)
Other – net	(429,697)	(993,434)	765,754	(348,002)
	619,883	(328,976)	868,152	(280,351)

Income before income taxes	50,753,939	43,145,916	17,430,648	13,925,630
Income tax provision	17,028,000	14,105,000	5,457,000	4,527,000

Net income	$33,725,939	$29,040,916	$11,973,648	$9,398,630

Net income per common share:
Basic	$3.31	$2.90	$1.18	$0.92
Diluted	$3.31	$2.88	$1.18	$0.92

Cash dividends declared
per share	$0.54	$0.45	$0.18	$0.15

Weighted average number of
common shares outstanding:
Basic	10,177,497	10,002,292	10,177,497	10,177,497
Diluted	10,179,769	10,084,271	10,179,735	10,179,788

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Net cash flows provided by operating activities	$34,403,823	$28,356,849

Cash flows from investing activities:

Purchases of property, plant and equipment	(16,703,433)	(6,400,030)
Purchases of short-term marketable securities	(68,168,522)	(54,006,962)
Sales of short-term marketable securities	15,000,000	-
Investment in Chinese joint venture	(2,940,000)	-
Purchases of long-term marketable securities	(785,209)	(1,805,618)
Sales of long-term marketable securities	667,325	1,722,500
Other	106,632	(156,582)

Net cash flows used in investing activities	(72,823,207)	(60,646,692)

Cash flows from financing activities:

Dividends paid	(5,190,524)	(3,987,124)
Proceeds from the issuance of common stock	-	3,625,809
Excess tax benefits from the exercise of stock
options	-	429,660

Net cash flows (used in) provided by
financing activities	(5,190,524)	68,345

Effect of exchange rate changes on cash
and cash equivalents	(1,401,337)	294,619

Net decrease in cash and cash equivalents	(45,011,245)	(31,926,879)

Cash and cash equivalents at beginning of period	71,626,379	56,083,870

Cash and cash equivalents at end of period	$26,615,134	$24,156,991

Supplemental information:
Income tax payments	$9,978,896	$9,535,693
Interest payments	$373,221	$556,052

Non-cash investing activities:
Appreciation of short-term marketable
securities	$668,973	$1,519,002
Purchases of property, plant and equipment
included in accounts payable	$1,377,432	$-

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

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

The adoption of SFAS No. 157 did not impact the Corporation’s financial position or results of operations. The additional disclosures required by the Statement are summarized in Note 10.

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

At September 30, 2008 and December 31, 2007, approximately 60% and 62%, respectively, of the inventories were valued on the LIFO method with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2008	2007

Raw materials	$14,150	$14,197
Work-in-process	34,911	35,924
Finished goods	9,078	10,486
Supplies	9,523	8,621
	$67,662	$69,228

3. Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2008	2007

Land and land improvements	$4,728	$4,507
Buildings	30,862	27,371
Machinery and equipment	145,547	142,258
Construction-in-progress	13,820	6,459
Other	7,379	7,074
	202,336	187,669
Accumulated depreciation	(117,379)	(112,568)
	$84,957	$75,101

4.	Other Current Liabilities

   Other current liabilities were comprised of the following:
	(in thousands)
	September 30,	December 31,
	2008	2007

Customer-related liabilities	$8,234	$9,248
Accrued income taxes	4,244	819
Foreign exchange contracts	4,044	4,832
Accrued sales commissions	3,762	3,161
Other	8,711	7,389
	$28,995	$25,449

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the nine and three months ended September 30, 2008 and 2007 consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Balance at beginning of the period	$6,156	$5,567	$5,768	$6,779
Satisfaction of warranty claims	(3,150)	(2,115)	(1,195)	(870)
Provision for warranty claims	2,490	2,913	919	548
Other, primarily impact from
changes in foreign currency
exchange rates	(333)	147	(329)	55
Balance at end of the period	$5,163	$6,512	$5,163	$6,512

5. Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007

U.S. pension defined benefits plans	$-	$-
U.K. pension defined benefits plan	$1,352	$1,326
Other postretirement benefits (e.g. net payments)	$439	$499
U.K. defined contribution plan	$382	$362

Subsequent to the date of these financial statements, in October 2008, the Corporation made a voluntary contribution to the qualified U.S. pension defined benefits plan of $8,000,000.

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	U.S. Pension Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008 2007

Service cost	$1,978	$1,980	$634	$641
Interest cost	5,949	5,755	1,989	1,971
Expected return on plan assets	(8,403)	(8,723)	(2,798)	(2,901)
Amortization of:
Prior service cost	488	481	164	161
Actuarial gain	(98)	(86)	(33)	(18)
Net benefit income	$(86)	$(593)	$(44)	$(146)

	(in thousands)
	U.K. Pension Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Interest cost	$1,944	$2,023	$624	$685
Expected return on plan assets	(2,061)	(1,990)	(661)	(674)
Amortization of actuarial loss	230	351	73	119
Net benefit cost	$113	$384	$36	$130

	(in thousands)
	Other Postretirement Benefits
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$304	$300	$101	$103
Interest cost	589	568	196	151
Amortization of:
Prior service cost	51	26	17	8
Actuarial loss (gain)	42	76	14	(1)
Net benefit cost	$986	$970	$328	$261

6.	Commitments and Contingent Liabilities

Outstanding commercial letters of credit as of September 30, 2008 approximated $21,152,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

During 2007, a subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited to form a joint venture company in China. Each party will contribute cash for their respective interest. For its 49% interest, UES will contribute $14,700,000 of which $5,880,000 has been contributed to date with an additional $2,940,000 expected to be contributed in 2008 and the balance by the end of 2009.

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

See also Note 12 regarding litigation and Note 13 for environmental matters.

7.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income	$33,726	$29,041	$11,974	$9,399
Foreign currency translation
adjustments	(5,143)	672	(5,398)	(508)
Unrecognized components of
employee benefit plans	452	566	140	188
Unrealized holding gains
(losses) on marketable securities	209	1,020	(63)	358
Change in the fair value
of derivatives (cash flow hedges)	1,971	(1,108)	2,605	(791)
Comprehensive income	$31,215	$30,191	$9,258	$8,646

8.Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as fair value or cash flow hedges. As of September 30, 2008, approximately $78,401,000 of anticipated foreign-denominated sales has been hedged with the underlying contracts settling at various dates through June 2012. As of September 30, 2008, the fair value of contracts expected to settle within the next 12 months, which is recorded in other current liabilities, approximated $4,044,000 and the fair value of the remaining contracts, which is recorded in other noncurrent liabilities, approximated $989,000.

The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(414,000), net of income taxes, as of September 30, 2008. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(930,000) expected to be charged to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2008 and 2007, approximately $(2,465,000) and $(813,000), respectively, were released to pre-tax earnings and during the three months ended September 30, 2008 and 2007, approximately $(735,000) and $(320,000), respectively, were released to pre-tax earnings.

Losses on foreign exchange transactions approximated $(1,162,000) and $(752,000) for the nine months ended September 30, 2008 and 2007, respectively, and $(118,000) and $(270,000) for the three months ended September 30, 2008 and 2007, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of a commodity (copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2008, approximately 85%

or $2,058,000 of anticipated copper purchases over the next 4 months are hedged. The fair value of these contracts approximated $(329,000) as of September 30, 2008. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(205,000), net of income taxes, as of September 30, 2008. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(329,000) expected to be released over the next 12 months.

During the nine months ended September 30, 2008 and 2007, approximately $169,000 and $(25,000), respectively, were released to pre-tax earnings and during the three months ended September 30, 2008 and 2007, approximately $(21,000) and $141,000, respectively, were released to pre-tax earnings. Additionally, during the nine months ended September 30, 2007, $779,000 of the termination gain resulting from the cancellation of futures contracts in May 2006 was released to pre-tax earnings.

9. Stock-Based Compensation

In April 2008, the shareholders of the Corporation approved the adoption of the 2008 Omnibus Incentive Plan (Incentive Plan). Awards under the Incentive Plan may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, performance share or unit awards, other stock-based awards and cash-based incentive awards.  The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards.

On September 4, 2008, the Compensation Committee granted 322,500 of non-qualified stock options to selected employees. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise price of $37.89 was equal to the closing market price on the date of grant and the fair value of the options was $10.98 per share.

The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 3.33%, an expected dividend yield of 2.51% and an expected volatility of 33.71%. The resultant stock-based compensation expense of $3,542,000 will be recognized over the requisite service period with $1,279,000 recognized in the nine and three month periods ended September 30, 2008. The related income tax benefit recognized in the statement of operations was $448,000 for the nine and three months ended September 30, 2008.

The risk-free interest rate is equal to the yield that was available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the options. The expected life of the options was estimated by considering historical exercise experience of the employee group and the vesting period of the awards. The expected dividend yield was based on a dividend amount giving consideration to the Corporation’s past pattern and future expectations of dividend increases over the expected life of the options. The expected volatility was based on the historical prices of the Corporation’s stock and dividend amounts over the past six years, a period equal to the expected life of the stock options.

In addition to the Incentive Plan, the Corporation previously maintained the 1997 Stock Option Plan which expired, by its terms, on December 31, 2007.  No further grants or awards will be made under this plan; however, the plan will continue in effect solely to administer previously-granted awards that remain outstanding.  As of September 30, 2008, 5,000 previously granted awards were outstanding.

10.Fair Value

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

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of September 30, 2008 were as follows:

	(in thousands)
	Level 1	Level 2	Level 3	Total
Investments
Short-term marketable securities	$-	$53,837	$-	$53,837
Other noncurrent assets	2,566	-	-	2,566
Foreign currency contracts
Other current assets	-	2,280	-	2,280
Other noncurrent assets	-	1,071	-	1,071
Other current liabilities	-	4,044	-	4,044
Other noncurrent liabilities	-	989	-	989

11.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net Sales:
Forged and Cast Rolls	$223,053	$185,010	$80,059	$61,251
Air and Liquid Processing	83,372	78,630	25,847	25,909
Total Reportable Segments	$306,425	$263,640	$105,906	$87,160

Income before income taxes:
Forged and Cast Rolls	$49,426	$41,345	$17,834	$13,222
Air and Liquid Processing	7,286	6,925	1,910	2,629
Total Reportable Segments	56,712	48,270	19,744	15,851
Other expense, including
corporate costs – net	(5,958)	(5,124)	(2,313)	(1,925)

Total	$50,754	$43,146	$17,431	$13,926

12.Litigation (claims not in thousands)

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

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with the asbestos claims asserted against the inactive subsidiary and the former division, for the nine months ended September 30, 2008:

Approximate open claims at end of period	9,372 (1)
Gross settlement and defense costs (in 000’s)	$12,659
Approximate claims settled or dismissed	728

(1) Included as “open claims” are approximately 3,255 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability.  The claims against the inactive subsidiary of the Corporation, approximately 300 as of September 30, 2008, are not included within the Coverage Arrangement.  Insurance coverage for those claims was the subject of a declaratory judgment action against the subsidiary, the Corporation and two other primary insurers filed by the subsidiary’s primary insurer, Utica Mutual Insurance Company, on June 19, 2008 in Utica, New York. On July 30, 2008, the action was removed to the United States District Court for the Northern District of New York. By agreement dated October 17, 2008, Utica Mutual agreed to dismiss without prejudice its claims against all parties.  The parties intend to enter negotiations to resolve the disputes underlying the declaratory judgment action.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary and the former division are immaterial.

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

Asbestos Valuations

The Corporation retained Hamilton, Rabinovitz & Alschuler, Inc., now known as Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary or former division.  The methodology used by HR&A to project the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

Based on the analyses described above, the Corporation recorded reserves at December 31, 2006 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2013 of $140,015,000, of which approximately 60% was attributable to settlement and defense costs for unasserted claims projected to be filed through 2013. The reserve at September 30, 2008 was $107,978,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2013. Accordingly, no reserve has been recorded for any costs that may be incurred after 2013.

The Corporation recorded a receivable as at December 31, 2006 of $114,548,000 ($85,971,000 as of September 30, 2008) for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct.

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

13.  Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations, one of which has been completed, and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale.  In the third quarter of 2008, based on data obtained to date and meetings with regulators which indicated that the original level of remediation would not be necessary, the Corporation reduced the accrual for the remediation of the remaining sold location.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $775,000 at September 30, 2008 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

In the quarter and year-to-date, the Forged and Cast Rolls segment benefited from record-level demand from steel and aluminum producers throughout the world aided by the weak U.S. dollar. However, with the considerable uncertainty in the economy resulting from the current unprecedented global financial turmoil, the outlook has suddenly become unpredictable and changing almost daily. Steel companies around the world have announced cutbacks in production output levels and new mill projects across the globe are being delayed as a result of anticipated reduction in the demand for steel and the lack of financial resources. The result will be a lower level of roll consumption and, for the Corporation, lower production levels in the fourth quarter and in 2009. While order backlogs are at record-high levels, many customers are requesting deferral of roll shipments and the Corporation is working with each of them by agreeing to the extent possible to reschedule deliveries into future periods.

The Air and Liquid Processing segment is also being affected by current market conditions. In particular, the lack of demand from the beleaguered construction industry has begun and expected to continue in 2009 to negatively impact orders for air handling systems and heating and cooling coils.

The focus is to work closely with customers to minimize the impact on the Corporation from the severe economic downturn. The Corporation remains financially sound with over $80 million in cash and short-term investments (shares in a mutual fund which invests primarily in short-term U.S. Treasury Notes) as of September 30, 2008.

Operations for the Nine and Three Months Ended September 30, 2008 and 2007

Net Sales.  Net sales for the nine months ended September 30, 2008 and 2007 were $306,425,000 and $263,640,000, respectively, and $105,906,000 and $87,160,000, respectively, for the three months then ended.  A discussion of sales for the Corporation’s two segments is included below. Backlog approximated $831,116,000 and $730,805,000 at September 30, 2008 and 2007, respectively, and $728,718,000 at December 31, 2007. The increase is principally attributable to the Forged and Cast Rolls segment. While the Corporation believes that orders in the backlog are firm, the sudden uncertainty surrounding the global economy and the steel industry, in particular, may result in some cancellations.

Cost of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales were 71.3% and 70.3%, for the nine months ended September 30, 2008 and 2007, respectively, and 71.9% and 70.3% of net sales for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily attributable to higher costs for steel scrap and alloys used by the Forged and Cast Rolls group. Although an existing surcharge mechanism enables the majority of such increases to be passed on to the customer, there is a lag in timing between when the increase in costs is incurred and when the surcharge is applied to the selling price of rolls.

Selling and Administrative.  Selling and administrative expenses increased as a result of a greater volume of sales, higher commission expense, recognition of stock-based compensation costs associated with the granting of stock options of $1,279,000, and general inflationary increases.

Income from Operations.  Income from operations for the nine months ended September 30, 2008 and 2007 approximated $50,134,000 and $43,475,000, respectively, and $16,562,000 and $14,206,000 for the three months ended September 30, 2008 and 2007, respectively.  A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the nine and three months ended September 30, 2008 improved when compared to the same periods of the prior year. Higher volumes resulting from increased demand particularly from overseas customers and, for the third quarter of 2008, resolution of certain logistical issues occurring earlier in the year account for the improvement. Additionally, included in operating income for the nine and three months ended September 30, 2008, is approximately $850,000 for the settlement of business interruption insurance claims relating to equipment breakdown at the end of 2007 at the Corporation’s U.K. operations which impacted income in 2008. Higher material costs and the lag in timing between increases in the cost of steel scrap and alloys and the recovery of such increases from customers adversely impacted earnings. Backlog approximated $775,880,000 at September 30, 2008 versus $686,571,000 as of September 30, 2007 and $684,769,000 at December 31, 2007 and is reflective of conversion of commitments under long-term supply agreements to purchase orders. Due to cutbacks in production by customers throughout the world, the timing of manufacture and delivery of the order backlog is currently under review.

Air and Liquid Processing. Sales and operating income for Buffalo Pumps for the nine and three months ended September 30, 2008 increased primarily as a result of higher volumes for commercial lube oil and Navy pumps. Year-to-date, sales and operating income for Aerofin exceeded the comparable prior year period due to increased shipments to OEM and utility customers but, on a quarterly basis, was affected by a shift in product mix and from the general decline in new construction projects. Sales and earnings for Buffalo Air Handling for each of the periods were less than those for the same periods in the prior year due to lower demand from a weak construction industry. Backlog was $55,236,000 and $44,234,000 as of September 30, 2008 and 2007, respectively, and $43,949,000 as of December 31, 2007. The increase reflects an improved level of orders for the supply of pumps to the US Navy by Buffalo Pumps and several large, long lead-time utility orders for Aerofin. Although backlog for Buffalo Air Handling is comparable to each of the periods, margins are lower. Of the September 30, 2008 backlog for the Air and Liquid Processing group, $24,557,000 is scheduled for shipment after December 31, 2008.

Other Income (Expense).

•
Investment-related income increased for the nine months ended September 30, 2008 primarily due to receipt of a larger dividend from the Corporation’s Chinese cast-roll joint venture in each of the second quarters.  The dividend approximated $800,000 in 2008 versus $540,000 in 2007. The reduction in investment-related income for the three months ended September 30, 2008 is attributable to the general decline in interest rates.

•	Interest expense decreased for each of the periods due to lower average interest rates incurred on the outstanding Industrial Revenue Bonds.

•
Other-net includes approximately $960,000 of income resulting the reduction in the accrual for environmental remediation of a previously sold location offset by higher foreign exchange losses in 2008 when compared to 2007.

Income Taxes. The increase in the effective rate for the nine months ended September 30, 2008 against the comparable prior year period is primarily attributable to a change in the composition of projected income before income taxes between the two years. A decline in current and expected earnings on short-term marketable securities for 2008, which would have otherwise enabled the reversal of existing capital loss carryforwards, resulted in a larger portion of income being taxable in the current year.

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

Net Income and Earnings per Common Share.  As a result of the above, the Corporation’s net income equaled $33,726,000 or $3.31 per basic common share and $29,041,000 or $2.90 per basic common share for the nine months ended September 30, 2008 and 2007, respectively, and $11,974,000 or $1.18 per basic common share and $9,399,000 or $0.92 per basic common share for the three months ended September 30, 2008 and 2007, respectively. The increase in the weighted average number of common shares outstanding between the nine-month periods reduced basic earnings per common share by $0.06 per share.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. The improvement is principally due to higher net income and the add-back of non-cash stock compensation expense of $1,279,000.

The increase in net cash flows used in investing activities is attributable to higher capital expenditures and an additional contribution toward its 49% interest in the Chinese joint venture. As of September 30, 2008, future capital expenditures totaling approximately $51,305,000, to be spent over the next two to three years, have been approved. In addition, it is expected that Union Electric Steel will contribute an additional $2,940,000 in 2008 and the remaining $5,880,000 by the end of 2009 to the Chinese joint venture.

Net cash flows (used in) provided by financing activities for each of the years includes the payment of dividends which increased in the current year due to additional shares outstanding and a higher dividend rate. In 2007, proceeds from the issuance of stock under the Corporation’s stock option plan and the resulting excess tax benefits reduced the impact of the dividend payments.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2008 is related to the strengthening of the U.S. dollar in the third quarter of 2008 against most currencies, principally the U.K. pound sterling.

As a result of the above, cash and cash equivalents decreased $45,011,000 in 2008 and ended the period at $26,615,000 in comparison to $71,626,000 at December 31, 2007. Additionally, the Corporation has investments in short-term marketable securities (shares in a mutual fund which invests primarily in short-term U.S. Treasury Notes) of approximately $53,837,000 at September 30, 2008.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2008 was approximately $10,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2007, remain unchanged. With the issuance of stock options during the third quarter of 2008, the Corporation has also identified the accounting for stock-based compensation as an accounting policy critical to the presentation of the Corporation’s financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Specifically, the determination of the fair value of the stock options on the date of grant is affected by the Corporation’s stock price and various assumptions including the expected term of the options, volatility, dividends and the risk-free interest rate. The basis for the assumptions is summarized in Note 9 to the condensed consolidated financial statements.

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

(b) Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1           Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A        Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Items 2-4      None

Item 5           Other Information

On November 1, 2008, Ampco-Pittsburgh Corporation’s shareholder rights plan, commonly referred to as a “poison pill”, expired in accordance with its terms. Accordingly, the rights issued pursuant to the Rights Agreement, dated as of September 28, 1998, by and between Ampco-Pittsburgh Corporation and Mellon Investor Services LLC (formerly known as ChaseMellon Shareholder Services, LLC) expired pursuant to the terms of the Rights Agreement. The Board of Directors reserves the right, in its sole discretion, to take any actions in the future that it determines to be necessary or advisable, including the adoption of a new shareholder rights plan if circumstances warrant such action.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 7, 2008	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: November 7, 2008	BY: s/Marliss D. Johnson
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