Form 10-K
period 2008-12-31
AMPCO PITTSBURGH CORP
filed 2009-03-13
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania (State of Incorporation)	25-1117717
600 Grant Street, Suite 4600 Pittsburgh, PA 15219 (Address of principal executive offices) Securities registered pursuant to Section 12(b) of the Act:	I.R.S. Employer ID No. (412) 456-4400 (Registrant’s telephone number)

Title of each class Common stock, $1 par value Securities registered pursuant to Section 12(g) of the Act:	Name of each exchange on which registered New York Stock Exchange None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes          No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes          No  ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer        Accelerated Filer  ✓    Non-accelerated Filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2008 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $378 million.

As of March 6, 2009, 10,177,497 common shares were outstanding.

Documents Incorporated by Reference: Part III, Item 11 of this report incorporates by reference certain information from the Proxy Statement dated March 13, 2009.

5	ampco pittsburgh | 2008 annual report

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2008 are set forth in Note 19 (Business Segments) on page 46 of this Annual Report on Form 10-K.

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

The Forged and Cast Rolls segment has two international customers which constituted 13% and 12% of its sales in 2008. While loss of these customers would have some potential adverse financial impact, the current worldwide shortage of roll-making capacity is such that the impact could be minimized.

For additional information on the products produced and financial information about each segment, see page 4 and Note 19 (Business Segments) on page 46 of this Annual Report on Form 10-K.

ampco pittsburgh | 2008 annual report	6

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

Backlog

The backlog of orders at December 31, 2008 was approximately $691 million compared to a backlog of $729 million at year-end 2007. In addition, the Corporation is a party to long-term supply agreements under which certain customers are committed to purchasing (in 2010 and 2011) approximately $72 million of product for which specific orders have not yet been received. As a result of the severe economic downturn and the reduction in the level of steel output, the Corporation is negotiating deferment of roll deliveries with customers to better meet their production requirements. Therefore it is not possible to accurately determine in which year shipments will be made.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.35 million in 2008, $1.2 million in 2007 and $1.5 million in 2006.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2008 and such expenditures are not expected to be material in 2009.

Employees

On December 31, 2008, the Corporation had 1,306 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 46 of this Annual Report on Form 10-K.

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

7	ampco pittsburgh | 2008 annual report

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

Cyclical Demand for Products/Economic Downturns

A significant portion of our sales consists of rolling mill rolls to customers in the global steel industry which can be periodically impacted by economic or cyclical downturns. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for and sales of our forged and cast steel rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other roll producers, which compete with us, lower selling prices in the market place in order to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on financial results.

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

ampco pittsburgh | 2008 annual report	8

Dependence on Certain Equipment

Our principal business relies on certain unique equipment including a single electric arc furnace and forge press. If any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may have a similar impact.

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2008, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. The ultimate liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

9	ampco pittsburgh | 2008 annual report

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation
Route 18 Burgettstown, PA 15021	Manufacturing facilities	217,000 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Industrie Park B-3980 Tessenderlo Belgium	Sales and engineering	4,500*	Cement block

The Davy Roll Company Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Aerofin Corporation
4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Company
Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pumps, Inc.
874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 7 acres	Metal, brick and cement block

* Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated at more than 95% of their normal capacity during 2008 with the exception of the last few weeks of the year when the impact of the economic downturn caused some reduction in capacity utilization. The facilities of the Air and Liquid Processing segment were operated within 70% to 80% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2008 annual report	10

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the three years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006

Open claims at end of period	9,354	(1)	8,335	(1)	9,442	(1)

Gross settlement and defense costs (in 000’s)	$19,102		$19,736		$11,681

Claims resolved	1,015		2,638		8,866	(2)

(1)	Included as “open claims” are approximately 3,243 claims in 2008, 3,155 claims in 2007 and 2,300 claims in 2006 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(2)	Claims resolved in 2006 include 5,456 Mississippi cases that were administratively dismissed without prejudice because the cases were initiated through a mass screening and not with a proper medical report setting forth an asbestos-related disease. These cases could be re-filed in the future if the plaintiff can show some evidence of asbestos exposure and evidence of an asbestos-related disease.

A substantial majority of the settlement and defense costs reflected in the above table were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict. Plaintiffs appealed that verdict and in 2008 the California Court of Appeals reversed the jury verdict and remanded the case back to the trial court.

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary of the Corporation, approximately 330 as of December 31, 2008, are not included within the Coverage Arrangement. The one claim filed against the former division also is not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary and the former division are immaterial.

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

11	ampco pittsburgh | 2008 annual report

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018. The methodology used by HR&A in its current projection of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 estimate, relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;
•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2006 to September 30, 2008;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;
•	an analysis of claims resolution history from January 1, 2006 to September 30, 2008 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and
•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts.

The Corporation also retained beginning in 2006 The Claro Group LLC (“Claro”), a nationally-recognized insurance consulting firm, to assist, in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. Based upon Claro’s allocations, and taking into account the Corporation’s analysis of publicly available information on the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2018. Although the Corporation, after consulting with its counsel and Claro, believes that the assumptions employed in the insurance valuation were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 is $207 million, of which approximately 86% was attributable to settlement costs for unasserted claims projected to be filed through 2018 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

ampco pittsburgh | 2008 annual report	12

The Corporation’s receivable at December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, is $136.2 million. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70.8 million difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

ENVIRONMENTAL

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of the sale of a segment, the Corporation retained the liability to remediate certain environmental contamination and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2008.

13	ampco pittsburgh | 2008 annual report

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2008 Per Share			2007 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$45.68	$29.19	$0.18	$33.57	$22.99	$0.15
Second	53.67	41.94	0.18	40.34	28.85	0.15
Third	45.83	23.75	0.18	54.46	36.34	0.15
Fourth	27.00	12.49	0.18	47.00	33.30	0.15
Year	53.67	12.49	0.72	54.46	22.99	0.60

The number of shareholders at December 31, 2008 and 2007 equaled 566 and 593, respectively.

ampco pittsburgh | 2008 annual report	14

STOCK PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return*

Standard & Poors 500 and Value Line’s Steel (Integrated)

(Performance results through December 31, 2008)

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2003 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Value Line’s Steel (Integrated).

*Cumulative total return assumes reinvestment of dividends.

In the above graph, the Corporation has used Value Line’s Steel (Integrated) group for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. Although not totally comparable, the Steel (Integrated) group was chosen because the largest percentage of the Corporation’s sales is to the global steel industry.

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

15	ampco pittsburgh | 2008 annual report

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2008	2007	2006	2005	2004

Net sales	$394,513	$346,834	$301,780	$246,999	$202,861

Net income (loss)(1)	12,575	39,231	16,635	15,036	(2,599)

Total assets(2)	488,981	404,392	381,211	241,869	237,944

Shareholders’ equity	144,987	187,730	140,204	141,301	128,517

Earnings per common share:

Net income (loss)

Basic(1)	1.24	3.90	1.69	1.54	(0.27)

Diluted	1.24	3.88	1.67	1.53	(0.27)

Per common share:

Cash dividends declared	0.72	0.60	0.40	0.40	0.40

Shareholders’ equity	14.25	18.45	14.25	14.47	13.19

Market price at year end	21.70	38.13	33.48	14.51	14.60

Weighted average common shares outstanding	10,177	10,046	9,828	9,760	9,708

Number of shareholders	566	593	629	698	744

Number of employees	1,306	1,323	1,324	1,234	1,252

(1)	Net income (loss) includes:

2008 – An after-tax charge of $31,006 for estimated costs of asbestos-related litigation through 2018 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements) offset by the release of $411 of tax-related valuation allowances associated with capital loss carryforwards for a net decrease to net income of $30,595 or $3.01 per common share.

2007 – A tax benefit of $714 or $0.07 per common share for the release of tax-related valuation allowances associated with capital loss carryforwards.

2006 – An after-tax charge of $15,888 for estimated costs of asbestos-related litigation through 2013 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements) offset by the release of $6,500 of tax-related valuation allowances associated primarily with the U.K. operation for a net decrease to net income of $9,388 or $0.96 per common share.

2005 – After-tax proceeds from the settlement of a business interruption insurance claim related to flooding in 2004 and the release of $4,404 of tax-related valuation allowances associated primarily with the U.K. operation for a combined improvement to net income of $6,044 or $0.62 per common share.

(2)	Total assets include asbestos-related insurance receivables of $136,176 for 2008, $94,548 for 2007 and $114,548 for 2006 (see Note 17 to Consolidated Financial Statements).

ampco pittsburgh | 2008 annual report	16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation (the Corporation) operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel) and Davy Roll Company Limited (Davy Roll). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas Davy Roll produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment consists of Aerofin Corporation (Aerofin), Buffalo Air Handling Company (Buffalo Air Handling) and Buffalo Pumps, Inc. (Buffalo Pumps). Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling produces custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. Aerofin and Buffalo Air Handling have operations in Virginia and Buffalo Pumps is located in New York. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

For the year, the Forged and Cast Rolls segment achieved record earnings aided significantly by the unprecedented worldwide demand from steel and aluminum producers. However, production in the fourth quarter slowed as a result of the global economic downturn and recession which forced customers to cut back their output, temporarily shut down facilities and place new mill projects on hold. Operating results for Davy Roll have been further impacted by the weakening of the British pound sterling in relation to the U.S. dollar. With ongoing uncertainty in the industry, expectations for 2009 are for reduced roll consumption and, for the Corporation, lower production levels particularly for cast rolls in England. While order backlogs (orders on hand) remain strong, many customers are requesting deferral of roll shipments and the Corporation is working with each of them by agreeing to the extent possible to reschedule deliveries into future periods. The Corporation believes the global shortage of capacity for forged hardened steel rolls, which resulted in the enormous order backlog for Union Electric Steel, will continue to be a significant factor in demand when steel and aluminum production returns to more normal levels. The outlook for the segment in 2009 is for continuing profitability but materially below the record results of the last two years.

While some capital projects have been deferred, the expansion at Union Electric Steel’s melting and forging facility along with the installation of a forge press, manipulator and ancillary equipment remain active and targeted for completion in mid-2010. Similarly, furnace enhancements at Davy Roll are proceeding as planned. These projects are critical to minimize equipment downtime, improve productivity and maintain the manufacture of premium, quality product.

In 2007, a subsidiary of Union Electric Steel entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. The joint venture will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by Union Electric Steel. The initial annual capacity of the joint venture was expected to approximate 10,000 metric tons; however, the global slowdown in roll consumption has caused the joint venture to reduce its initial capacity by approximately fifty percent. Production is expected to begin by mid-2010 and Union Electric Steel will have exclusive rights for sales and marketing. Union Electric Steel accounts for its 49% interest in the joint venture on the equity method of accounting.

In 2008, results of the Air and Liquid Processing segment were impacted by a pre-tax charge of $51,018 for the increase in estimated settlement and defense costs of pending and future asbestos claims net of estimated insurance recoveries. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured decades ago by certain subsidiary companies within the Air and Liquid Processing group. With the help of experts in asbestos liability valuation and insurance recovery, the Corporation determined that litigation costs net of insurance recoveries could be reasonably estimated for a period of ten years ending December 2018 causing the additional charge (see Note 17 to Consolidated Financial Statements).

The Air and Liquid Processing group has not been affected by the weakened economy as significantly as the Forged and Cast Rolls group. Based on order backlog, Buffalo Pumps and Aerofin are expected to be operating at normal capacity for the first part of 2009 with performance for the remainder of the year contingent on the volume of new orders. Buffalo Air Handling, however, is dependent on industrial and institutional construction spending which has slowed significantly. Accordingly, it is expected that the business will struggle to repeat results of 2008. Excluding the charge for asbestos litigation in 2008, the comparable outlook for the segment in 2009 is for continuing profitability but at a lower level.

17	ampco pittsburgh | 2008 annual report

Along with the global economic downturn and recession during the year, financial markets have deteriorated considerably resulting in stock market losses, collapse of major financial institutions and weakened investment returns causing the funded status of the Corporation’s defined benefit pension plans to decline significantly. Consequently, the Corporation will be required to make contributions to each of the plans to meet targeted funding levels. The amount of combined contributions for all of the plans in 2009 is expected to approximate $11,000. This amount may be reduced if temporary relief on funding is granted by Congress to all defined benefit plan sponsors. Further contributions may be necessary in future years and, while such amounts could be significant, are contingent on the investment performance of the plans’ assets and the influence of pension protection regulations in the U.S. and the U.K. A voluntary contribution of $8,000 was made by the Corporation to the U.S. qualified defined benefit pension plan in 2008.

The focus for the Corporation and its subsidiaries for 2009 is to minimize the impact of the global recession on the Corporation in particular by working closely with customers to reschedule deliveries into the future, managing ever-changing production schedules and maintaining a workforce level in balance with manufacturing needs. Overall, the Corporation expects to be profitable throughout 2009 despite the difficult economic environment. The Corporation remains financially sound with over $81,600 in cash and cash equivalents as of December 31, 2008.

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

Consolidated sales and operating income for 2008, 2007 and 2006 are indicated below. A full discussion of the operating results for each of the segments is presented later in this section.

The Corporation

	2008		2007		2006
Net Sales:
Forged and Cast Rolls	$282,934	72%	$241,581	70%	$206,374	68%
Air and Liquid Processing	111,579	28%	105,253	30%	95,406	32%
Total	$394,513	100%	$346,834	100%	$301,780	100%

Income (Loss) from Operations:
Forged and Cast Rolls	$63,754	—	$54,523	—	$36,352	—
Air and Liquid Processing	(41,020)	—	9,037	—	(19,206)	—
Corporate costs	(9,126)	—	(6,143)	—	(5,574)	—
Total	$13,608	—	$57,417	—	$11,572	—

Backlog:
Forged and Cast Rolls	$635,884	92%	$684,769	94%	$548,522	93%
Air and Liquid Processing	54,843	8%	43,949	6%	41,302	7%
Total	$690,727	100%	$728,718	100%	$589,824	100%

In comparison to the prior years, sales improved significantly for each of the segments on higher volumes and, for the Forged and Cast Rolls group, better pricing when compared to 2006. Income from operations for 2008 and 2006 includes a provision for asbestos-related costs of $51,018 and $25,467, respectively. Additionally, operating income for 2008 was negatively impacted by higher corporate expenses including the recognition of stock-based compensation costs associated with stock options granted in September 2008 and higher pension-related costs.

The fluctuation in backlog is primarily attributable to the Forged and Cast Rolls group and is more fully explained below.

Gross margin, excluding depreciation, as a percentage of net sales was comparable for 2008 and 2007 at 29.0% and 29.7%, respectively. The slight decline is attributable to higher costs for scrap and alloys offset by higher volumes during the first part of 2008 for the Forged and Cast Rolls segment. Although the existing variable-index surcharge program helps to protect the Corporation against fluctuations in the cost of steel scrap and alloys, there is a lag in timing between the recognition of these increases and the recovery of such increases from customers. Gross margin, excluding depreciation, as a percentage of net sales approximated 26.5% for 2006. The improvement in 2008 and 2007 from 2006 is primarily attributable to the additional volume and better pricing, particularly for the Forged and Cast Rolls segment, offset by higher pension-related costs.

Selling and administrative expenses totaled $42,867 (10.9% of net sales), $38,972 (11.2% of net sales) and $36,284 (12.0% of net sales) for 2008, 2007 and 2006, respectively. The dollar increase in 2008 over the previous years is principally due to recognition of stock-based compensation associated with stock options granted in 2008, higher sales commissions which are

ampco pittsburgh | 2008 annual report	18

at fixed percentage and accordingly increase as commissionable sales increase and higher pension-related costs. The dollar increase in 2007 from 2006 is primarily attributable to higher sales commissions, general inflationary increases and higher pension-related costs.

The charge for asbestos litigation in 2008 represents an extension of the estimated costs of pending and future asbestos claims, net of estimated insurance recoveries, to a period of ten years ending December 31, 2018 whereas the charge in 2006 represents the estimated costs of pending and future asbestos claims, net of estimated insurance recoveries, for the period ending December 31, 2013. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured decades ago by certain subsidiaries of the Air and Liquid Processing segment (see Note 17 to Consolidated Financial Statements).

Despite the steady increase in investment balances throughout the year, investment-related income decreased in 2008 when compared to 2007 due to the general decline in interest rates and lower appreciation of investments consistent with market experience. Investment-related income improved in 2007 against 2006 as a result of higher investment balances throughout the year and better rates of return. Included in investment-related income are dividends from the Corporation’s U.K./Chinese cast-roll joint venture company which approximated $800, $540 and $170 in 2008, 2007 and 2006, respectively. Interest expense for 2008 decreased from 2007 and 2006 attributable to lower interest rates on the Corporation’s variable-rate Industrial Revenue Bonds. Other income (expense) fluctuated primarily as a result of higher foreign exchange losses in 2008 and 2007 versus gains in 2006 and a $960 reduction in the accrual for environmental remediation of real estate previously owned by a discontinued operation in 2008 whereas 2006 includes an additional provision of $335 for environmental costs estimated to be incurred relating to the remediation of real estate previously owned by a discontinued operation.

The Corporation’s statutory income tax rate equals 35% which compares to an effective rate of 15.1%, 32.8% and (26.7%) for 2008, 2007 and 2006, respectively. For 2008, beneficial permanent differences for the domestic operations favorably impacted the effective rates. In addition, for 2008 and 2007, the effective rates were reduced by the reversal of valuation allowances previously provided against deferred income tax assets associated with capital loss carryforwards. For 2006, reversal of valuation allowances associated primarily with the U.K. operation resulted in an overall income tax benefit for that year.

As a result of the above, the Corporation earned $12,575 or $1.24 per common share for 2008, $39,231 or $3.90 per common share for 2007 and $16,635 or $1.69 per common share for 2006. Net income for 2008 includes an after-tax charge of $30,595 or $3.01 per common share for the estimated costs of asbestos-related litigation through 2018 offset by the release of tax-related valuation allowances associated with capital loss carryforwards. Net income for 2007 includes an after-tax benefit of $714 or $0.07 per common share for the release of tax-related valuation allowances associated with capital loss carryforwards. Net income for 2006 includes a net after-tax charge of $9,388 or $0.96 per common share for the estimated costs of asbestos-related litigation through 2013 offset by the release of tax-related valuation allowances principally for the Corporation’s U.K. operation.

Forged and Cast Rolls

	2008	2007	2006
Sales	$282,934	$241,581	$206,374
Operating income	$63,754	$54,523	$36,352
Backlog	$635,884	$684,769	$548,522

Sales and operating income for 2008 improved against the prior years due primarily to higher volumes and, when compared to 2006, better pricing. Despite the slowdown in production and some customer deferral of shipments during the fourth quarter, the segment achieved record earnings for the year. Operating income for 2008 also includes approximately $800 of proceeds from the settlement of business interruption insurance claims relating to equipment breakdown at Davy Roll but was negatively impacted by higher costs for steel scrap and alloys for the majority of the year. While the existing variable-index surcharge program helps to protect the Corporation against escalations in the cost of steel scrap and alloys, there is a lag in timing between the recognition of these increases and the recovery of such increases from customers. Deterioration in the weighted-average exchange rates used to translate sales and operating income of Davy Roll from the British pound sterling to the U.S. dollar also affected reported sales and operating income. The improvement in exchange rates during 2007 increased the U.S. dollar equivalency of Davy Roll’s sales and operating income for that year by approximately $6,500 and $1,000, respectively.

The value of order backlogs decreased in 2008 in part due to adjustments made to variable-indexed surcharges included therein resulting from the decline in scrap and alloy costs late in the year. In addition, order intake has slowed significantly

19	ampco pittsburgh | 2008 annual report

because of the downturn in the economy causing worldwide steel and aluminum customers to have little incentive to place orders for rolls when many of them have already made commitments for two to three years in advance. It is difficult to accurately determine the proportion of the order backlog that will ship beyond the end of 2009; however, based on customers deferring roll deliveries to better meet their production needs, it is likely to be more than $400,000. Currently, it is not expected that orders will be cancelled due to penalty provisions contained in purchase contacts. The Forged and Cast Rolls group also has commitments of more than $72,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery. The improvement in 2007 from 2006 was reflective of the increase in global demand along with customers ordering their rolls requirements several years in advance to ensure continuity of supply.

Air and Liquid Processing

Operating (loss) income for 2008 and 2006 includes charges for asbestos litigation relating to claims resulting from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain subsidiaries of the Air and Liquid Processing segment of $51,018 and $25,467, respectively (see Note 17 to Consolidated Financial Statements). In addition, uninsured legal and case management and valuation costs associated with asbestos litigation approximated $671, $450 and $623 in 2008, 2007 and 2006, respectively.

	2008	2007	2006
Sales	$111,579	$105,253	$95,406
Operating income before charge for asbestos litigation	$9,998	$9,037	$6,261
Charge for asbestos litigation	(51,018)	—	(25,467)

Operating (loss) income after charge for asbestos litigation	$(41,020)	$9,037	$(19,206)

Backlog	$54,843	$43,949	$41,302

Notwithstanding the additional asbestos charge, the Air and Liquid Processing segment had another strong performance. Sales and operating income for Buffalo Pumps in 2008 continued to benefit from increased demand by power generation customers and U.S. Navy shipbuilders. Sales and operating income for Aerofin improved due to higher volumes from original equipment manufacturers and utility customers. With respect to Buffalo Air Handling, weak demand from the construction industry caused a decline in sales and operating income when compared to 2007; however, despite the lower volumes, operating income improved when compared to 2006 as a result of manufacturing efficiencies.

Order backlogs for Buffalo Pumps and Aerofin increased against the prior years. The pumps operation benefited from additional orders by power generation customers and Navy shipbuilders and the heat-exchange coil business experienced increased demand from the electric utility industry. Backlog for Buffalo Air Handling at December 31, 2008 was comparable to the prior year end but less than that as of December 31, 2006 due to the slowing in new construction projects. To date, the segment has not been impacted by customer requests for deferrals; however, there is no guarantee that such requests will not be made in the future. Accordingly, the majority of the 2008 backlog is currently scheduled to ship in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2008 equaled $46,496 compared to $28,505 and $26,714 for 2007 and 2006, respectively. While the charge for asbestos litigation recorded in 2008 and 2006 reduced earnings, it did not impact cash flows for those years by those amounts. Instead, the asbestos liability, net of insurance recoveries, will be paid over a minimum of ten years and will be subject to tax benefits. Net payments in 2008 and 2007 approximated $5,354 and $300, respectively, and are estimated at $6,000 in 2009. Contributions to the Corporation’s pension and other postretirement plans are expected to approximate $11,000 in 2009; however, this amount may be reduced if temporary relief on funding is granted by Congress to all defined benefit plan sponsors.

Net cash flows (used in) provided by investing activities were $(24,886), $(14,373) and $24,096 in 2008, 2007 and 2006, respectively. The fluctuation is primarily attributable to a change in the Corporation’s investment strategy in 2006 resulting in a liquidation of short-term investments outstanding at December 31, 2005 and at each of the subsequent year ends. Capital expenditures continued to increase as a result of the major capital program which began in 2007. As of December 31, 2008, future capital expenditures approximate $43,000 including the purchase of a forge press, manipulator, and ancillary equipment for Union Electric Steel’s melting and forging facility, the majority of which will be spent in 2009. During 2008 and 2007, Union Electric Steel contributed $2,940 for its 49% interest in the joint venture and expects to fund the balance by the end of 2009. Davy Roll also contributed $340 to its Chinese cast-roll joint venture in 2007.

Net cash outflows from financing activities for 2008 represent payment of dividends. Net cash outflows from financing activities were substantially breakeven for 2007 with proceeds from the issuance of stock under the Corporation’s stock

ampco pittsburgh | 2008 annual report	20

option plan and resulting excess tax benefits offsetting dividends paid. By comparison, dividends paid in 2006 exceeded proceeds received from the issuance of stock under the Corporation’s stock option plan. Quarterly dividends for 2008 were $0.18 per common share, $0.15 per common share in 2007 and $0.10 per common share in 2006.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound sterling against the U.S. dollar which declined significantly during 2008.

As a result of the above, cash and cash equivalents increased by $9,980 in 2008 and ended the year at $81,607 in comparison to $71,627 and $56,084 at December 31, 2007 and 2006, respectively. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit in excess of the cash needs of its businesses. The total available at December 31, 2008 was approximately $9,000 (including £3,000 in the U.K. and €400 in Belgium).

The Corporation has the following contractual obligations outstanding as of December 31, 2008:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other

Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311	$—
Operating Lease Obligations	3,322	727	1,047	781	767	—
Capital Expenditures	43,369	33,376	9,993	—	—	—
Pension and Other Postretirement Benefit Obligations(2)	33,385	10,967	6,390	5,415	10,613	—
Purchase Obligations(3)	19,226	7,068	11,598	560	—	—
Unrecognized Tax Benefits(4)	655	—	—	—	—	655
Contributions to Joint Venture	8,820	8,820	—	—	—	—
Total	$122,088	$60,958	$29,028	$6,756	$24,691	$655

(1)	Amount represents principal only. Interest is not included since it is variable; interest rates ranged between 2.30% and 3.18% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to the Corporation’s pension and other postretirement plans. See Note 7 to the Consolidated Financial Statements. In order to meet targeted funding levels, additional contributions may be necessary and, while such amounts could be significant, are contingent on future investment performance of the plans’ assets, Congressional action providing temporary funding relief and the influence of pension protection regulations in the U.S. and the U.K.

(3)	Represents primarily commitments for the purchase of natural gas through early 2012 covering approximately 85% of anticipated needs to meet orders in backlog.

(4)	Represents uncertain tax positions and are included as “Other” since the period of cash settlement can not be reasonably estimated. See Note 13 to the Consolidated Financial Statements.

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination at two of the sold locations, one of which has been completed, and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale. In 2008, based on additional data obtained and meetings with regulators which indicated that the original level of remediation contemplated would not be necessary, the Corporation reduced the accrual for the remediation of the remaining sold location.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, the Corporation believes the potential liability for all environmental proceedings of approximately $861 accrued at December 31, 2008 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

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

21	ampco pittsburgh | 2008 annual report

products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2009, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2009 operating results. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment against the volatility in the cost of raw materials. Additionally, long-term labor agreements exist at each of the key locations and commitments have been executed for natural gas usage to cover a significant portion of orders in the backlog.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Corporation has identified critical accounting policies that are important to the presentation of the Corporation’s financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets and goodwill, litigation, environmental matters, income taxes and stock-based compensation.

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

Specifically, the expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is given to the mix of investments and historical rates of return. Because of the deteriorating conditions in the financial markets during the latter part of 2008, the Corporation does not believe current returns to be indicative of future investment returns.

For the domestic plan, the rates of return earned on the market-related value of plan assets averaged 8.96% for the ten-year period of 1998 –2007. Accordingly, the Corporation believes the expected long-term rate of return of 8% for its domestic plan for 2008 and 2009 to be reasonable. The foreign plan was formed in connection with the acquisition of the U.K. operations with plan assets transferred from the seller’s plan to a newly-created plan in October 2001. The rates of return earned on the market-related value of the plan assets averaged 7.24% for 2002 – 2007. Accordingly, the Corporation believes the assumed long-term rate of return of 6.91% for 2008 and 5.53% for 2009 to be reasonable.

The discount rates utilized in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. The Corporation believes the assumed rates of 6.25% and 6.10% as of December 31, 2008 for its domestic and U.K plans, respectively, to be reasonable.

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

ampco pittsburgh | 2008 annual report	22

accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2008.

Goodwill is not amortized but tested for impairment at the reporting unit level at least annually in connection with the Corporation’s strategic planning process. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume. Actual results may differ from these assumptions. The Corporation believes the amount recorded in the accompanying consolidated financial statements for goodwill of $2,694 is recoverable and is not impaired as of December 31, 2008.

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

In 2008, the Corporation undertook another review of its Asbestos Liability claims, defense costs and the likelihood for insurance recoveries and determined that litigation costs net of insurance recoveries could be reasonably estimated for a period of ten years ending December 2018 causing an additional provision of $51,018. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

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

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of the Corporation’s operations and the nature of that profitability. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income.

23	ampco pittsburgh | 2008 annual report

Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, it would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2008, the Corporation has deferred income tax assets approximating $73,310 net of a valuation allowance of $2,619.

The Corporation does not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the Corporation would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if the Corporation subsequently determined that a tax position meets the “more likely than not” criteria, it would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2008, based on information known to date, the Corporation believes the amount of unrecognized tax benefits of $655 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

See Note 13 to Consolidated Financial Statements.

Accounting for stock-based compensation is based on the fair value of the stock options on the date of grant. The fair value is affected by the Corporation’s stock price and various assumptions including assumptions about the expected term of the options, volatility, dividends and the risk-free interest rate (see Note 9 to Consolidated Financial Statements). Although the Corporation believes the assumptions to be reasonable, the price of the Corporation’s stock dropped from $37.89 as of the date of grant to $21.70 as of December 31, 2008; accordingly, such stock options were “out-of-the-money”. Consequently, stock-based compensation recognized and to be recognized is more than if the stock options had been granted at December 31, 2008.

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. The Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 became effective for the Corporation on January 1, 2008; however, in February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Corporation is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities.

The adoption of SFAS No. 157 did not impact the Corporation’s financial position or results of operations. The additional disclosures required by the Statement are summarized in Note 12.

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

ampco pittsburgh | 2008 annual report	24

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which requires further disclosure about how investment allocation decisions are made, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FASB Staff Position 132(R)-1 becomes effective for the Corporation for the year ending December 31, 2009. The Corporation is currently evaluating the effects that FASB Staff Position 132(R)-1 may have on its financial statement disclosures.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Corporation. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Annual Report or Form 10-K as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect the Corporation’s current views with respect to future events and financial performance.

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

To reduce the effect of price changes for certain of its raw materials and energy, the Corporation enters into contracts for particular commodities (copper and aluminum) and purchases a portion of its energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferro alloys) would have an impact of approximately $9,800 and $8,500 in 2008 and 2007, respectively. The ability to pass these increases on to the customer is contingent upon current market conditions with the Corporation potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect the Corporation against such commodity price increases.

See also Note 11 to Consolidated Financial Statements.

25	ampco pittsburgh | 2008 annual report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands)	2008	2007

Assets

Current assets:

Cash and cash equivalents	$81,607	$71,627

Receivables, less allowance for doubtful accounts of $211 in 2008 and $285 in 2007	53,763	59,933

Inventories	62,634	69,228

Insurance receivable – asbestos	14,000	10,000

Other current assets	16,886	17,263

Total current assets	228,890	228,051

Property, plant and equipment, net	86,733	75,101

Insurance receivable – asbestos	122,176	84,548

Deferred income tax assets	35,156	2,196

Prepaid pensions	—	1,702

Goodwill	2,694	2,694

Investments in joint ventures	6,537	4,206

Other noncurrent assets	6,795	5,894

	$488,981	$404,392

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$16,906	$19,418

Accrued payrolls and employee benefits	10,832	12,968

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	20,000	20,000

Other current liabilities	27,164	25,449

Total current liabilities	88,213	91,146

Employee benefit obligations	65,092	19,722

Asbestos liability	187,014	99,723

Other noncurrent liabilities	3,675	6,071

Total liabilities	343,994	216,662

Commitments and contingent liabilities (Note 8)

Shareholders’ Equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,177 shares in 2008 and 2007	10,177	10,177

Additional paid-in capital	113,471	111,897

Retained earnings	96,481	91,233

Accumulated other comprehensive loss	(75,142)	(25,577)

Total shareholders’ equity	144,987	187,730

	$488,981	$404,392

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2008 annual report	26

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2008	2007	2006

Net sales	$394,513	$346,834	$301,780

Operating costs and expenses:

Costs of products sold (excluding depreciation)	280,091	243,807	221,883

Selling and administrative	42,867	38,972	36,284

Depreciation	6,988	6,659	6,507

Charge for asbestos litigation	51,018	—	25,467

(Gain) loss on disposition of assets	(59)	(21)	67

	380,905	289,417	290,208

Income from operations	13,608	57,417	11,572

Other income (expense):

Investment-related income	2,263	3,576	2,168

Interest expense	(511)	(736)	(706)

Other – net	(545)	(1,894)	98

	1,207	946	1,560

Income before income taxes	14,815	58,363	13,132

Income tax (provision) benefit	(2,240)	(19,132)	3,503

Net income	$12,575	$39,231	$16,635

Earnings per common share:

Net income

Basic	$1.24	$3.90	$1.69

Diluted	1.24	3.88	1.67

Weighted average number of common shares outstanding:

Basic	10,177	10,046	9,828

Diluted	10,180	10,109	9,969

See Notes to Consolidated Financial Statements.

27	ampco pittsburgh | 2008 annual report

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss(a)	Total
Balance January 1, 2006	$9,767	$104,426	$45,293	$(18,185)	$141,301
Comprehensive income:
Net income 2006			16,635		16,635
Other comprehensive income(a)				2,659	2,659

Comprehensive income					19,294
Issuance of common stock	70	1,002			1,072
Adjustment to initially apply SFAS No. 158, net of income taxes of $10,691				(17,529)	(17,529)
Cash dividends ($0.40 per share)			(3,934)		(3,934)
Balance December 31, 2006	9,837	105,428	57,994	(33,055)	140,204
Adjustment to adopt FIN 48			65		65
Comprehensive income:
Net income 2007			39,231		39,231
Other comprehensive income(a)				7,478	7,478

Comprehensive income					46,709
Issuance of common stock including excess tax benefits of $3,184	340	6,469			6,809
Cash dividends ($0.60 per share)			(6,057)		(6,057)
Balance December 31, 2007	10,177	111,897	91,233	(25,577)	187,730
Stock-based compensation (Note 9)		1,574			1,574
Comprehensive income:
Net income 2008			12,575		12,575
Other comprehensive loss(a)				(49,565)	(49,565)

Comprehensive loss					(36,990)
Cash dividends ($0.72 per share)			(7,327)		(7,327)
Balance December 31, 2008	$10,177	$113,471	$96,481	$(75,142)	$144,987

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Minimum Pension Liability	Unrecognized Components of Employee Benefit Plans	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2006	$2,733	$(21,424)	$—	$284	$222	$(18,185)
Reclassification adjustments	—	—	—	(1,346)	(175)	(1,521)
Changes in 2006	5,600	(1,384)	—	(218)	182	4,180
Adjustment to initially apply SFAS No. 158, net of income taxes of $10,691	—	—	(17,529)	—	—	(17,529)
Reclassification as a result of applying SFAS No. 158	—	22,808	(22,808)	—	—	—
Balance at December 31, 2006	8,333	—	(40,337)	(1,280)	229	(33,055)
Reclassification adjustments	—	—	750	915	(94)	1,571
Changes in 2007	274	—	7,801	(2,226)	58	5,907
Balance at December 31, 2007	8,607	—	(31,786)	(2,591)	193	(25,577)
Reclassification adjustments	—	—	562	1,189	198	1,949
Changes in 2008	(19,092)	—	(33,047)	1,209	(584)	(51,514)
Balance at December 31, 2008	$(10,485)	$—	$(64,271)	$(193)	$(193)	$(75,142)

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2008 annual report	28

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$12,575	$39,231	$16,635
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	6,988	6,659	6,507
Charge for asbestos litigation	51,018	—	25,467
Deferred income taxes	(14,067)	3,154	(12,011)
Pension and other postretirement benefits	(8,536)	(1,481)	(2,426)
Stock-based compensation	1,574	—	—
Gain on sale of marketable securities	(471)	(1,990)	—
Changes in provision for bad debts and inventory write-downs	(231)	480	88
Provision for adverse sales contracts	—	—	559
Provision for warranties – net	(596)	535	1,416
Excess tax benefits from the exercise of stock options	—	(3,184)	—
Other – net	(2,264)	852	(41)
Changes in assets/liabilities:
Receivables	2,316	(4,433)	(5,577)
Inventories	(205)	(13,413)	(5,162)
Other assets	9,114	(5,583)	(2,163)
Accounts payable	(941)	3,550	325
Accrued payrolls and employee benefits	(2,906)	1,887	1,501
Other liabilities	(6,872)	2,241	1,596
Net cash flows provided by operating activities	46,496	28,505	26,714
Cash flows from investing activities:
Proceeds from the sale of short-term marketable securities	68,834	55,997	96,400
Purchases of short-term marketable securities	(68,206)	(54,007)	(64,850)
Purchases of property, plant and equipment	(22,636)	(13,107)	(7,836)
Proceeds from the sale of long-term marketable securities	1,030	2,171	2,116
Purchases of long-term marketable securities	(1,173)	(2,273)	(2,191)
Investment in Chinese joint ventures	(2,940)	(3,358)	—
Proceeds from U.K. governmental grants	—	—	382
Other	205	204	75
Net cash flows (used in) provided by investing activities	(24,886)	(14,373)	24,096
Cash flows from financing activities:
Dividends paid	(7,022)	(5,514)	(3,927)
Proceeds from the issuance of common stock	—	3,625	807
Excess tax benefits from the exercise of stock options	—	3,184	—
Net cash flows (used in) provided by financing activities	(7,022)	1,295	(3,120)
Effect of exchange rate changes on cash and cash equivalents	(4,608)	116	480
Net increase in cash and cash equivalents	9,980	15,543	48,170
Cash and cash equivalents at beginning of year	71,627	56,084	7,914
Cash and cash equivalents at end of year	$81,607	$71,627	$56,084
Supplemental disclosures of cash flow information:
Income tax payments	$13,649	$14,041	$8,322
Interest payments	534	739	701
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$1,525	$—	$—

See Notes to Consolidated Financial Statements.

29	ampco pittsburgh | 2008 annual report

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets including goodwill, accounting for loss contingencies associated with claims and lawsuits, estimating environmental liabilities, accounting for income taxes and estimating the fair value of stock options granted. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Certain amounts for preceding periods have been reclassified for comparability with the 2008 presentation.

Consolidation

All subsidiaries are wholly owned and are included in the consolidated financial statements. Intercompany accounts and transactions are eliminated. Investments in companies, including joint ventures, in which the Corporation owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the company are accounted for using the equity method of accounting. Investments in companies and joint ventures whereby the Corporation does not have the ability to exercise significant influence over operating and financial policies of the company are accounted for using the cost method of accounting.

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

ampco pittsburgh | 2008 annual report	30

Fair value is estimated using discounted cash flow methodologies and market comparable information and represents the amount at which the asset could be bought or sold in a current transaction between willing parties. Estimates of future cash flows are based on expected market conditions, pricing and volume. The Corporation does not have any other material intangible assets.

Product Warranty

Provisions for product warranties are recognized at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for potential claims when a liability is probable and for known claims.

Employee Benefit Plans

Funded Status

If the fair value of the plan assets exceeds the projected benefit obligation, the over-funded projected benefit obligation is recognized as an asset (prepaid pensions) on the consolidated balance sheet. Conversely, if the projected benefit obligation exceeds the fair value of plan assets, the under-funded projected benefit obligation is recognized as a liability (employee benefit obligations) on the consolidated balance sheet. Gains and losses arising from the difference between actuarial assumptions and actual experience and unamortized prior service costs are recorded within accumulated other comprehensive loss and presented net of income tax. Prior to December 31, 2006, these actuarial gains or losses and unamortized prior service costs were included in the determination of prepaid pensions or employee benefit obligations. Additionally, if the accumulated benefit obligation exceeded the fair value of plan assets, the under-funded accumulated benefit obligation was recognized as a minimum pension liability and recorded within accumulated other comprehensive loss, net of income tax if appropriate, on the consolidated balance sheet. In connection with adoption of SFAS No. 158, amounts previously classified as a minimum pension liability were reclassified to unrecognized components of employee benefit plans, also within accumulated other comprehensive loss.

Net Periodic Pension and Other Postretirement Costs

Net periodic pension and other postretirement costs includes service cost, interest cost, expected rate of return on the market-related value of plan assets, amortization of prior service cost and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. The market-related value of plan assets is determined using a five-year moving average which recognizes 20% of unrealized capital gains and losses.

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

Certain components of other comprehensive income (loss) are presented net of income tax. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

31	ampco pittsburgh | 2008 annual report

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

Financial Instruments

Derivative instruments which include forward exchange and futures contracts are recorded on the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge, the change in fair value previously deferred in accumulated other comprehensive loss is reclassified to earnings (net sales) and subsequent changes in fair value are recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy of inputs is used to determine fair value measurements with three levels. Level 1 inputs are quoted prices in active markets for identical assets or liabilities and are considered the most reliable evidence of fair value. Level 2 inputs are observable prices that are not quoted on active exchanges. Level 3 inputs are unobservable inputs used for measuring the fair value of assets or liabilities.

Stock-Based Compensation

Compensation expense is recognized for all stock-based compensation awards over the requisite service period based on the estimated fair value of the award as of the date of grant.

Legal Costs

Legal costs expected to be incurred in connection with loss contingencies are accrued when such costs are probable and estimable.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities including net operating loss carryforwards. A valuation allowance is provided against a deferred income tax asset when it is “more likely than not” the asset will not be realized. Similarly, if a determination is made that it is “more likely than not” the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Penalties and interest are recognized as a component of the income tax provision.

Tax benefits are recognized in the financial statements for tax positions taken or expected to be taken in a tax return when it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the tax benefit is reversed by recognizing a

ampco pittsburgh | 2008 annual report	32

liability and recording a charge to earnings. Conversely, if a tax position subsequently meets the “more likely than not” criteria, a tax benefit would be recognized by reducing the liability and recording a credit to earnings.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,179,644 for 2008, 10,108,688 for 2007 and 9,968,816 for 2006.

Recently Implemented Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measures”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measures. The Statement applies under other accounting pronouncements that require or permit fair value measurements; it does not require any new fair value measures. SFAS No. 157 became effective for the Corporation on January 1, 2008; however, in February 2008, the FASB issued FASB Staff Position No. 157-2 providing for a one-year deferral of the provisions of SFAS No. 157 for non-financial assets and liabilities which are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Corporation is currently evaluating the impact of the provisions of SFAS No. 157 on its non-financial assets and liabilities.

The adoption of SFAS No. 157 did not impact the Corporation’s financial position or results of operations. The additional disclosures required by the Statement are summarized in Note 12.

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

In December 2008, the FASB issued FASB Staff Position 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which requires further disclosure about how investment allocation decisions are made, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FASB Staff Position 132(R)-1 becomes effective for the Corporation for the year ending December 31, 2009. The Corporation is currently evaluating the effects that FASB Staff Position 132(R)-1 may have on its financial statement disclosures.

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

During 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. The joint venture will principally manufacture and sell forged backup rolling-mill

33	ampco pittsburgh | 2008 annual report

rolls of a size and weight currently not able to be produced by UES. The initial annual capacity of the joint venture was expected to approximate 10,000 metric tons; however, the global slowdown in consumption of rolls has caused the joint venture to reduce its initial capacity by approximately fifty percent. Production is expected to begin by mid-2010 and UES will have exclusive marketing and sales rights. Each party will contribute cash for their respective interests. UES contributed $2,940 in each of 2008 and 2007, $4,410 in January 2009 and will contribute the balance of $4,410 by the end of 2009. UES has not guaranteed any of the obligations of the joint venture and its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights are proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

Additionally, the Corporation has a 25% investment in a U.K./Chinese cast-roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends declared and received approximated $800 in 2008, $540 in 2007 of which $340 was reinvested in the joint venture and $170 in 2006.

NOTE 3 – INVENTORIES:

	2008	2007
Raw materials	$12,761	$14,197
Work-in-progress	28,385	35,924
Finished goods	12,817	10,486
Supplies	8,671	8,621
	$62,634	$69,228

At December 31, 2008 and 2007, approximately 65% and 62% of the inventory was valued using the LIFO method, respectively. The LIFO reserve approximated $(20,681) and $(13,558) at December 31, 2008 and 2007, respectively. During 2008, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidation was to decrease costs of products sold (excluding depreciation) by approximately $646 and to increase net income by approximately $420 or $0.04 per common share for the year ended December 31, 2008.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2008	2007
Land and land improvements	$4,749	$4,507
Buildings	31,227	27,371
Machinery and equipment	146,146	140,177
Construction-in-process	14,945	8,540
Other	7,425	7,074
	204,492	187,669
Accumulated depreciation	(117,759)	(112,568)
	$86,733	$75,101

NOTE 5 – OTHER CURRENT LIABILITIES:

	2008	2007
Customer-related liabilities	$9,512	$9,248
Forward exchange contracts	6,887	4,832
Accrued sales commissions	2,853	3,161
Other	7,912	8,208
	$27,164	$25,449

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2008 and 2007.

	2008	2007
Balance at the beginning of the year	$6,156	$5,567
Satisfaction of warranty claims	(3,633)	(2,569)
Provision for warranty claims	3,037	3,104
Other, primarily impact from changes in foreign currency exchange rates	(836)	54
Balance at the end of the year	$4,724	$6,156

ampco pittsburgh | 2008 annual report	34

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,000 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2008 and 2007.

As of December 31, 2008, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 2.30% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 3.18% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 2.42% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2008.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with its bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the Facility). The Facility expires on August 1, 2010 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability as required by EITF D-61, “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements”. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2008 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Because these plans were fully funded, contributions have not been required for many years. A voluntary contribution of $8,000 was made to the trust in 2008 and contributions in 2009 are expected to approximate $8,300. Additional future contributions may be necessary and, while such amounts could be significant, are contingent on future investment performance of the plans’ assets, Congressional action providing temporary funding relief and the influence of pension protection regulations in the U.S. and the U.K. Estimated benefit payments for subsequent years are $7,714 for 2009, $8,106 for 2010, $8,536 for 2011, $8,765 for 2012, $8,860 for 2013 and $47,495 for 2014 – 2018. The fair value of the plan’s assets as of December 31, 2008 and 2007 approximated $93,694 and $130,330, respectively, in comparison to accumulated benefit obligations of $126,960 and $120,486 for the same periods.

Employees of Davy Roll participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, contributions are based on local regulations. Employer contributions will continue to be made in accordance with local regulations. Employer contributions to the contributory defined benefit pension plan approximated $1,400, $1,778 and $576 in 2008, 2007 and 2006, respectively, and are expected to approximate $1,697 in 2009. The fair value of the plan’s assets as of December 31, 2008 and 2007 approximated $24,311 (£16,907) and $40,302 (£20,242), respectively, in comparison to accumulated benefit obligations of $35,395 (£24,614) and $47,327 (£23,770) for the same periods. Additional contributions may be necessary as a result of the under-funded status of the plan; however, such amounts, if any, are currently not determinable. Estimated benefit payments for subsequent years are $770 for 2009, $775 for 2010, $1,116 for 2011, $1,601 for 2012 and $1,207 for 2013 and $10,240 for 2014 – 2018. Contributions to the defined contribution pension plan approximated $466, $480 and $414 in 2008, 2007 and 2006 respectively, and are expected to approximate $438 in 2009.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2006–2008 and none are expected in 2009. The fair market value of the trust at December 31, 2008 and 2007, which is included in other noncurrent assets, was $1,998 and $3,045, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial

35	ampco pittsburgh | 2008 annual report

reporting purposes. Accumulated benefit obligations approximated $666 and $1,773 at December 31, 2008 and 2007, respectively. Estimated benefit payments for subsequent years are approximately $64 for 2009, $62 for 2010, $61 for 2011, $60 for 2012, $59 for 2013 and $275 for 2014–2018, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $214, $188 and $176 in 2008, 2007 and 2006, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are unfunded. Estimated benefit payments for subsequent years are approximately $905 for 2009, $931 for 2010, $941 for 2011, $951 for 2012, $950 for 2013 and $4,682 for 2014 – 2018.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Change in projected benefit obligations:
Projected benefit obligations at January 1	$130,425	$129,652	$47,327	$55,405	$12,981	$14,338
Service cost	2,681	2,641	—	—	405	400
Interest cost	7,953	7,673	2,464	2,713	785	757
Foreign currency exchange rate changes	—	—	(13,494)	1,018	—	—
Plan amendments	276	140	—	—	227	—
Actuarial loss (gain)	689	(3,785)	151	(10,979)	(9)	(1,826)
Participant contributions	—	—	—	—	432	423
Benefits paid from plan assets	(6,074)	(5,862)	(1,053)	(830)	—	—
Benefits paid by the Corporation	(34)	(34)	—	—	(953)	(1,111)
Projected benefit obligations at December 31	$135,916	$130,425	$35,395	$47,327	$13,868	$12,981
Change in plan assets:
Fair value of plan assets at January 1	$130,330	$130,739	$40,302	$36,617	$—	$—
Actual (loss) return on plan assets	(38,562)	5,453	(6,521)	2,120	—	—
Foreign currency exchange rate changes	—	—	(9,817)	617	—	—
Corporate contributions	8,034	34	1,400	1,778	521	688
Participant contributions	—	—	—	—	432	423
Gross benefits paid	(6,108)	(5,896)	(1,053)	(830)	(953)	(1,111)
Fair value of plan assets at December 31	$93,694	$130,330	$24,311	$40,302	$—	$—
Funded status of the plans:
Fair value of plan assets	$93,694	$130,330	$24,311	$40,302	$—	$—
Less benefit obligations	135,916	130,425	35,395	47,327	13,868	12,981
Funded status	$(42,222)	$(95)	$(11,084)	$(7,025)	$(13,868)	$(12,981)

(a)	Includes the non-qualified defined benefit pension plan.

ampco pittsburgh | 2008 annual report	36

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Amounts recognized in the balance sheets:
Prepaid pensions (fully-funded)	$—	$1,702	$—	$—	$—	$—
Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(61)	$(181)	$(1,441)	$(1,839)	$(850)	$(829)
Employee benefit obligations (noncurrent)	(42,161)	(1,616)	(9,643)	(5,186)	(13,018)	(12,152)
	$(42,222)	$(1,797)	$(11,084)	$(7,025)	$(13,868)	$(12,981)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$71,870	$21,312	$18,683	$16,194	$1,455	$1,521
Prior service cost	4,670	5,027	—	—	561	403
Total (pre-tax)	$76,540	$26,339	$18,683	$16,194	$2,016	$1,924

Amounts included in accumulated other comprehensive loss as of December 31, 2008 expected to be recognized in net periodic pension and other postretirement costs in 2009 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$1,725	$427	$6
Prior service cost	633	—	86
	$2,358	$427	$92

Pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. The fluctuation in plan assets is attributable to benefit payments, contributions to the plans and returns on plan assets which, for 2008 and 2007 respectively, approximated (30.02%) and 4.57% for the domestic plan and (17.33%) and 5.59% for the foreign plan.

Below summarizes target asset allocations as of December 31, 2008 and major asset categories as of December 31, 2008 and 2007. Due to turmoil in the financial markets, the Investment Committee of the Board of Directors for the U.S. pension plan determined, until further review in 2009, that target allocations should be disregarded in favor of retaining substantial amounts in cash and cash equivalent funds.

	U.S. Pension Benefits			Foreign Pension Benefits

	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2008	2008	2007	Dec. 31, 2008	2008	2007

Equity Securities	65-75%	53%	70%	40-60%	51%	68%
Fixed-Income Securities	15-25%	18%	20%	40-60%	48%	32%
Hedge and Absolute Return Funds	5-10%	7%	5%	—	—	—
Other (primarily cash and cash equivalents)	0-5%	22%	5%	0-10%	1%	—

Investments in equity securities are primarily in common stocks of publicly-traded U.S. and international companies. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds.

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected long-term rate of return on the market-related value of plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses which are recorded in accumulated other comprehensive loss on the consolidated balance sheet. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation.

The expected return on plan assets and amortization of actuarial gains for the U.S. plan exceeds service and interest costs and amortization of prior service costs; accordingly, the U.S. plan generates income. Beginning in 2009, however, the U.S. plan is

37	ampco pittsburgh | 2008 annual report

expected to result in net expense. The foreign plan generates expense because the plan is not fully funded and interest costs and amortization of actuarial losses exceed the expected return on plan assets.

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$2,681	$2,641	$2,362	$—	$—	$—	$405	$400	$403
Interest cost	7,953	7,673	7,005	2,464	2,713	2,256	785	757	814
Expected return on plan assets	(11,198)	(11,631)	(12,496)	(2,612)	(2,669)	(2,194)	—	—	—
Amortization of prior service cost (benefit)	633	641	617	—	—	—	69	35	(447)
Amortization of actuarial (gain) loss	(110)	(115)	(119)	292	471	390	56	102	276
Net (income) cost	$(41)	$(791)	$(2,631)	$144	$515	$452	$1,315	$1,294	$1,046

Assumptions

Assumptions are reviewed on an annual basis. In determining the expected long-term rate of return on plan assets for both the U.S. and foreign plans, the Corporation evaluates the long-term returns earned by the plans, the mix of investments that comprise plan assets and expectations of future long-term investment returns.

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	6.25%	6.25%	6.10%	5.65%	6.25%	6.25%
Rate of increases in compensation	4.00%	4.00%	—	—	—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	6.00%	5.75%	5.65%	4.81%	4.75%	6.25%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.91%	7.12%	6.86%	—	—	—
Rate of increases in compensation	4.00%	4.00%	3.00%	—	—	—	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2008 for other postretirement benefits is 9% for 2009, gradually decreasing to 4.75% in 2013. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2008 and the annual benefit expense for 2008 by approximately $1,600 and $200, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2008 approximated $21,095, the majority of which serve as collateral for the IRBs.

In connection with the sale of a segment in 2003, the Corporation provided typical warranties to the buyer (such as those relating to income taxes, intellectual property, legal proceedings, product liabilities and title to property, plant and equipment) which primarily expire with the statutes of limitations. Losses suffered by the buyer as a result of the Corporation’s breach of

ampco pittsburgh | 2008 annual report	38

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

NOTE 9 – STOCK-BASED COMPENSATION:

In April 2008, the shareholders of the Corporation approved the adoption of the 2008 Omnibus Incentive Plan (Incentive Plan). Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, short-term cash incentive awards or any other award made under the Incentive Plan. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards.

In September 2008, the Compensation Committee granted 322,500 of non-qualified stock options to certain employees. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise price of $37.89 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $10.98 per share.

The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 3.33%, an expected dividend yield of 2.51% and an expected volatility of 33.71%. The resultant stock-based compensation expense of $3,542 will be recognized over the requisite service period with $1,574 recognized for the year ended December 31, 2008. The related income tax benefit recognized in the statement of operations was $551 for the year ended December 31, 2008.

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

In addition to the Incentive Plan, the Corporation previously adopted the 1997 Stock Option Plan which prohibits the grant of awards after December 31, 2007. Under the 1997 Stock Option Plan, 5,000 fully-vested awards remain outstanding (granted but not exercised). All options granted under this plan, but not exercised, were exercisable during 2006 – 2008.

Stock option activity during 2006 – 2008 was as follows:

	Shares Under Options	Exercise Price	Weighted Average Exercise Price
Balance at January 1, 2006	415,000		$10.83
Granted during 2006	—
Exercised during 2006	(70,000)	$11.53
Balance at December 31, 2006	345,000		$10.69
Granted during 2007	—
Exercised during 2007	(340,000)	$10.66
Balance at January 1, 2008	5,000		$12.24
Granted during 2008 (of which 107,500 are vested)	322,500	$10.98
Exercised during 2008	—
Balance at December 31, 2008	327,500		$37.50

39	ampco pittsburgh | 2008 annual report

Stock options outstanding as of December 31, 2008 were as follows:

Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
2,500	$ 10.81	1.3
2,500	13.67	6.5
322,500	37.89	9.7
327,500	$ 37.50	9.6

As a result of the stock options granted in September 2008 being significantly “out-of-the-money,” the Compensation Committee granted in February 2009 an additional 322,500 of non-qualified stock options to the same group of employees. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant.

NOTE 10 – OTHER COMPREHENSIVE LOSS:

Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax benefit (expense) associated with changes in the unrecognized components of employee benefit plans was approximately $20,610 and $(1,390) for 2008 and 2007, respectively, and approximately $(312) and $(382) for 2008 and 2007, respectively, for the reclassification adjustments. The tax benefit associated with changes in the under-funded status of the Davy Roll defined benefit plan approximated $3,780 for 2006. The tax (expense) benefit associated with changes in the fair value of derivatives was approximately $(737), $1,342 and $187 for 2008, 2007 and 2006, respectively, and approximately $(734), $(569) and $777 for 2008, 2007 and 2006, respectively, for the reclassification adjustments. The tax benefit (expense) associated with changes in the unrealized holding gains and losses on securities was $314, $(30) and $(98) for 2008, 2007 and 2006, respectively, and $(107), $50 and $94 for 2008, 2007 and 2006, respectively, for the reclassification adjustments.

NOTE 11 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, forward foreign exchange contracts are purchased which are designated as cash flow or fair value hedges. As of December 31, 2008, approximately $70,507 of anticipated foreign currency denominated sales has been hedged with the underlying contracts settling at various dates beginning in 2009 through June 2012. As of December 31, 2008, the fair value of contracts expected to settle within the next 12 months which is recorded in other current liabilities approximated $6,887 and the fair value of the remaining contracts which is recorded in other noncurrent liabilities approximated $1,592. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive loss and approximated $67, net of income taxes, as of December 31, 2008. The change in fair value will be reclassified into earnings when the projected sales occur with approximately $(600) expected to be released to earnings in 2009. Approximately $(2,619), $(1,190) and $(854) was released to pre-tax earnings in 2008, 2007 and 2006, respectively.

(Losses) gains on foreign exchange transactions approximated $(1,228), $(1,597) and $743 for 2008, 2007 and 2006, respectively.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Through May 2006, futures contracts approximating copper needs on a rolling 12-month basis were purchased. In June 2006, due to the volatility of copper prices, the increased backwardation in the market and a shortened term for customer acceptance of a price quote, the Corporation revised its hedge strategy to match anticipated needs for the short term and cancelled various futures contracts resulting in a pre-tax termination gain of approximately $2,215, which was amortized to pre-tax earnings as the projected sales occurred (through approximately June 2007). Approximately $778 and $1,437 of the termination gain was released to pre-tax earnings in 2007 and 2006, respectively.

At December 31, 2008, approximately 85% or $1,260 of anticipated copper purchases over the next four months and 63% or $579 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts approximated $(416). The change in the fair value of the contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss and approximated $(260), net of income taxes, as of December 31, 2008.

ampco pittsburgh | 2008 annual report	40

Approximately $(337), $(57) and $1,476 of (loss) gain on active contracts was released to pre-tax earnings in 2008, 2007 and 2006, respectively.

NOTE 12 – FAIR VALUE:

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheet as of December 31, 2008 were as follows:

	Level 1	Level 2	Level 3	Total
Investments
Other noncurrent assets	$1,998	$—	$—	$1,998
Foreign currency exchange contracts
Other current assets	—	6,040	—	6,040
Other noncurrent assets	—	2,446	—	2,446
Other current liabilities	—	6,887	—	6,887
Other noncurrent liabilities	—	1,592	—	1,592

Fair Value of Financial Instruments

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under the non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of forward foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of the variable-rate IRB debt approximates its carrying value.

NOTE 13 – INCOME TAXES:

At December 31, 2008, the Corporation has foreign tax credit carryforwards of $825 which expire in 2010-2015, state net operating loss carryforwards of $23,641 which begin to expire in 2009 through 2029 and capital loss carryforwards of $1,185 which begin to expire in 2013. The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2005 – 2008.

Income before income taxes was comprised of the following:

	2008	2007	2006
Domestic	$(531)	$44,555	$3,874
Foreign	15,346	13,808	9,258
	$14,815	$58,363	$13,132
The provision (benefit) for taxes on income consisted of the following:
	2008	2007	2006
Current:
Federal	$12,322	$13,960	$8,151
State	1,316	899	314
Foreign	2,669	1,119	43
	16,307	15,978	8,508
Deferred:
Federal	(13,227)	792	(8,331)
State	(1,792)	(275)	(105)
Foreign	1,363	3,351	2,925
Reversal of valuation allowance	(411)	(714)	(6,500)
	(14,067)	3,154	(12,011)
	$2,240	$19,132	$(3,503)

The provision (benefit) for taxes on income was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with capital loss carryforwards for 2008 and 2007 and primarily with the U.K. operation for 2006.

41	ampco pittsburgh | 2008 annual report

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2008	2007	2006
Computed at statutory rate	$5,185	$20,427	$4,596
Tax differential on non-U.S. earnings	(958)	(641)	(455)
State income taxes	(730)	149	47
Reversal of valuation allowance	(411)	(714)	(6,500)
Additional manufacturers deduction (I.R.C. Section 199)	(752)	(742)	(234)
Meals and entertainment	212	206	171
Tax credits	(93)	(66)	(33)
Extraterritorial income regime	—	—	(720)
Tax-exempt income	—	—	(167)
Dividend received deduction	(50)	—	(135)
Other permanent items – net	(163)	513	(73)
	$2,240	$19,132	$(3,503)

Deferred income tax assets and liabilities were comprised of the following:

	2008	2007
Assets:
Employment – related liabilities	$7,212	$6,779
Pension liability – foreign	4,098	3,993
Pension liability – domestic	29,722	10,582
Liabilities related to discontinued operations	1,185	1,235
Capital loss carryforwards	350	2,633
Mark-to-market adjustment – derivatives	115	2,072
Asbestos-related liability	27,787	9,871
Net operating loss – state	1,504	1,348
Other	3,956	2,974
Gross deferred income tax assets	75,929	41,487
Valuation allowance	(2,619)	(4,376)
	73,310	37,111
Liabilities:
Depreciation	(14,476)	(12,847)
Pension income in excess of contributions made	(13,918)	(11,164)
Other	(2,395)	(2,834)
Gross deferred income tax liabilities	(30,789)	(26,845)
Net deferred income tax asset	$42,521	$10,266
The following summarizes changes in unrecognized tax benefits for the year ended December 31:
	2008	2007
Balance at the beginning of the year	$944	$929
Gross increases for tax positions taken in the current year	124	435
Gross decreases in tax positions due to lapse in statute of limitations	(230)	(420)
Gross decreases for tax positions of prior years	(183)	—
Balance at the end of the year	$655	$944

If the unrecognized tax benefits were recognized, $597 would reduce the Corporation’s effective tax rate. The amount of penalties and interest recognized in the consolidated balance sheet as of December 31, 2008 and 2007 and in the consolidated statement of operations for 2008 and 2007 is insignificant. No unrecognized tax benefits are expected to be settled within the next 12 months; however, $42 of unrecognized tax benefits is expected to expire due to the lapse in the statute of limitations.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $853 in 2008, $838 in 2007 and $831 in 2006. Operating lease payments for subsequent years are $727 for 2009, $572 for 2010, $475 for 2011, $398 for 2012, $383 for 2013 and $767 thereafter.

ampco pittsburgh | 2008 annual report	42

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,350 for 2008, $1,200 for 2007 and $1,500 for 2006.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) and the U.K./Chinese cast-roll joint venture company. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co and Davy Roll has a 25% interest in the joint venture company. Purchases from LB Co approximated $1,722 in 2008, $1,760 in 2007 and $1,775 in 2006. In addition, LB Co paid the Corporation approximately $225 in 2008, $216 in 2007 and $210 in 2006 for certain administrative services. At December 31, 2008 and 2007, the net amount payable to LB Co approximated $73 and $81, respectively. Purchases from the U.K./Chinese cast-roll joint venture approximated $785 in 2008 and $311 in 2007 and no amounts were payable as of December 31, 2008 or 2007.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the three years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006

Open claims at end of period	9,354	(1)	8,335	(1)	9,442	(1)

Gross settlement and defense costs (in 000’s)	$19,102		$19,736		$11,681

Claims resolved	1,015		2,638		8,866	(2)

(1)	Included as “open claims” are approximately 3,243 claims in 2008, 3,155 claims in 2007 and 2,300 claims in 2006 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(2)	Claims resolved in 2006 include 5,456 Mississippi cases that were administratively dismissed without prejudice because the cases were initiated through a mass screening and not with a proper medical report setting forth an asbestos-related disease. These cases could be re-filed in the future if the plaintiff can show some evidence of asbestos exposure and evidence of an asbestos-related disease.

A substantial majority of the settlement and defense costs reflected in the above table were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict. Plaintiffs appealed that verdict and in 2008 the California Court of Appeals reversed the jury verdict and remanded the case back to the trial court.

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary of the Corporation, approximately 330 as of December 31, 2008, are not included within the Coverage Arrangement. The one claim filed against the former division also

43	ampco pittsburgh | 2008 annual report

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

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018. The methodology used by HR&A in its current projection of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 estimate, relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;
•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2006 to September 30, 2008;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;
•	an analysis of claims resolution history from January 1, 2006 to September 30, 2008 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and
•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts.

The Corporation also retained beginning in 2006 The Claro Group LLC (“Claro”), a nationally-recognized insurance consulting firm, to assist, in combination with advice to the Corporation from outside counsel, in analyzing potential recoveries from relevant historical insurance for Asbestos Liability. Using HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), Claro allocated the Asbestos Liability to the insurance policies. The allocations took into account the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. Based upon Claro’s allocations, and taking into account the Corporation’s analysis of publicly available information on the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2018. Although the Corporation, after consulting with its counsel and Claro, believes that the assumptions employed in the insurance valuation were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

ampco pittsburgh | 2008 annual report	44

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 is $207,014. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable as of December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, is $136,176. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $861 at December 31, 2008 is considered adequate based on information known to date.

45	ampco pittsburgh | 2008 annual report

NOTE 19 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent primarily cash and cash equivalents and other items not allocated to reportable segments. The assets of the Forged and Cast Rolls segment include the investments in joint ventures. The assets of the Air and Liquid Processing segment include goodwill of $2,694. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The increase in corporate costs, including other income (expense), in 2008 against 2007 and 2006 is due primarily to recognition of stock-based compensation costs associated with stock options granted in September 2008 and higher pension-related costs and, when compared to 2006, higher foreign exchange losses in 2008 versus foreign exchange gains in 2006.

The accounting policies are the same as those described in Note 1.

	Net Sales			Income (Loss) Before Income Taxes
	2008	2007	2006	2008	2007	2006
Forged and Cast Rolls	$282,934	$241,581	$206,374	$63,754	$54,523	$36,352
Air and Liquid Processing(1)	111,579	105,253	95,406	(41,020)	9,037	(19,206)
Total Reportable Segments	394,513	346,834	301,780	22,734	63,560	17,146
Corporate costs, including other income (expense)	—	—	—	(7,919)	(5,197)	(4,014)
	$394,513	$346,834	$301,780	$14,815	$58,363	$13,132

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Forged and Cast Rolls	$21,258	$12,542	$6,809	$5,368	$5,019	$4,854	$200,072	$188,636	$145,625
Air and Liquid Processing	1,366	554	982	1,558	1,571	1,584	213,466	150,356	171,397
Corporate	12	11	45	62	69	69	75,443	65,400	64,189
	$22,636	$13,107	$7,836	$6,988	$6,659	$6,507	$488,981	$404,392	$381,211

Geographic Areas:	Net Sales(3)			Long-Lived Assets(4)			(Loss) Income Before Income Taxes
	2008	2007	2006	2008	2007	2006	2008	2007	2006
United States(1)	$145,016	$128,613	$124,112	$205,834	$157,178	$173,210	$(531)	$44,555	$3,874
Foreign	249,497	218,221	177,668	19,101	16,967	10,173	15,346	13,808	9,258
	$394,513	$346,834	$301,780	$224,935	$174,145	$183,383	$14,815	$58,363	$13,132

	Net Sales by Product Line
	2008	2007	2006
Forged and Cast Rolls(5)	$282,934	$241,581	$206,374
Air Handling Systems	37,737	41,642	39,240
Heat Exchange Coils	41,244	37,286	30,345
Centrifugal Pumps	32,598	26,325	25,821
Total Net Sales	$394,513	$346,834	$301,780

(1)	Income (loss) before income taxes for 2008 and 2006 includes a pre-tax charge of $51,018 and $25,467 for estimated costs of asbestos-related litigation net of estimated insurance recoveries as described in Note 17.

(2)	The increase in the identifiable assets of the Forged and Cast Rolls segment in 2008 from 2007 is attributable primarily to capital expenditures and between 2007 and 2006 to higher volumes of business activity. Identifiable assets for the Air and Liquid Processing segment include asbestos-related insurance receivables of $136,176, $94,548 and $114,548 for 2008, 2007 and 2006, respectively, and the changes in the identifiable assets relates primarily to the movement in the insurance receivable balances as described in Note 17.

(3)	Net sales are attributed to countries based on location of the customer. China represented 12.4% of net sales for 2006 and was less than 10% of net sales for 2008 and 2007.

(4)	Foreign long-lived assets represent primarily the assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $122,176, $84,548 and $102,848 for 2008, 2007 and 2006, respectively.

(5)	One customer constituted 12% of net sales for 2008 and 2007 and 11% of net sales for 2006, respectively. In addition, another customer constituted 13% and 11% of net sales in 2008 and 2007, respectively.

ampco pittsburgh | 2008 annual report	46

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$97,830	$102,689	$105,906	$88,088
Gross profit(a)	27,929	30,158	29,745	26,590
Net income (loss) (b)	10,143	11,609	11,974	(21,151)
Earnings per common share:
Basic(b)	1.00	1.14	1.18	(2.08)
Diluted(b)	1.00	1.14	1.18	(2.08)
2007
Net sales	$87,740	$88,740	$87,160	$83,194
Gross profit(a)	25,466	27,066	25,850	24,645
Net income	9,465	10,178	9,399	10,189
Earnings per common share:
Basic	0.96	1.02	0.92	1.00
Diluted	0.95	1.01	0.92	1.00

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter 2008 includes a net after-tax charge of $31,006 or $3.05 per common share for the increase in estimated settlement and defense costs of pending and future asbestos claims net of estimated insurance recoveries through 2018.

47	ampco pittsburgh | 2008 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 6, 2009

ampco pittsburgh | 2008 annual report	48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2008.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

49	ampco pittsburgh | 2008 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2008, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Corporation and our reports dated March 6, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 6, 2009

ampco pittsburgh | 2008 annual report	50

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 which was not reported. The Corporation submitted a Section 12(a) Chief Executive Officer Certification to the New York Stock Exchange in 2008.

51	ampco pittsburgh | 2008 annual report

–Part III–

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 77, Director since 2004; current term expires in 2009). Mr. Appel has been President of Appel Associates for more than five years. (N)

Leonard M. Carroll (age 66, Director since 1996; current term expires in 2010). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years.

Paul A. Gould (age 63, Director since 2002; current term expires in 2009). Mr. Gould has been Managing Director of Allen & Co., Inc., an investment banking company for more than five years. He is also a director of Liberty Media Corporation, Liberty Global, Inc. and Discovery Holding Company. (N)

William K. Lieberman (age 61, Director since 2004; current term expires in 2011). Mr. Lieberman has been President of The Lieberman Companies for more than five years.

Laurence E. Paul (age 44, Director since 1998; current term expires in 2010). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He is also a director of Biovail Corporation.

Robert A. Paul (age 71, Director since 1970; current term expires in 2009). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company. (N)

Stephen E. Paul (age 41, Director since 2002; current term expires in 2011). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He is also a director of Morton’s Restaurant Group.

Carl H. Pforzheimer, III (age 72, Director since 1982; current term expires in 2011). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than five years.

Ernest G. Siddons (age 75, Director since 1981; current term expires in 2010). Mr. Siddons has been President and Chief Operating Officer for more than five years. He announced his retirement as President effective April 30, 2009.

(N)	Nominee for election at the April 29, 2009 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

ampco pittsburgh | 2008 annual report	52

IDENTIFICATION OF EXECUTIVE OFFICERS

In addition to Robert A. Paul and Ernest G. Siddons (see “Identification of Directors” above), the following are also Executive Officers of the Corporation:

Name, Age, Position with the Corporation(1), Business Experience Past Five Years

Rose Hoover (age 53). Ms. Hoover has been Vice President Administration and Secretary of the Corporation since December 2006. For more than five years prior to December 2006, she was Vice President and Secretary of the Corporation.

Marliss D. Johnson (age 44). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for more than five years.

Terrence W. Kenny (age 49). Mr. Kenny has been Group Vice President of the Corporation for more than five years.

Robert F. Schultz (age 61). Mr. Schultz has been Vice President Industrial Relations and Senior Counsel of the Corporation for more than five years.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company.

FAMILY RELATIONSHIPS

Robert A. Paul is the father of Laurence E. Paul and Stephen E. Paul. There are no other family relationships among the Directors and Executive Officers.

COMMITTEES

The various committees of the Board of Directors are currently comprised as follows:

Audit Committee: Carl H. Pforzheimer, III (Chairman), Robert J. Appel, Leonard M. Carroll, Paul A. Gould and William K. Lieberman;

Compensation Committee: Robert J. Appel (Chairman), Paul A. Gould, William K. Lieberman and Carl H. Pforzheimer, III;

Executive Committee: Robert A. Paul (Chairman), Leonard M. Carroll, William K. Lieberman, Carl H. Pforzheimer, III and Ernest G. Siddons;

Investment Committee: Robert A. Paul (Chairman), Robert J. Appel, Leonard M. Carroll, Paul A. Gould and Ernest G. Siddons;

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

53	ampco pittsburgh | 2008 annual report

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Carl H. Pforzheimer, III, Chairman of the Audit Committee, is a “financial expert” and “independent” as defined under applicable SEC rules.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2008, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements except the Form 4s for all of the named executive officers were filed late at the time of the stock option grants in September 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 13, 2009.

ampco pittsburgh | 2008 annual report	54

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2008, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	327,500	$37.50	677,500
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	327,500	$37.50	677,500

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than Directors or Officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,177,497 shares outstanding as of March 6, 2009.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,493,942(1)	14.68
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,505,662(2)	14.79
Van Den Berg Management 805 Las Cimas Parkway Austin, TX 78746	810,998(3)	7.97
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, IL 60605	1,007,500(4)	9.90
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	661,147(5)	6.50

(1)	Louis Berkman, Director Emeritus, is an officer and director of The Louis Berkman Investment Company and owns directly .61% of its common stock. Robert A. Paul, Chairman and Chief Executive Officer of the Corporation, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(2)	Reported in an amendment to Schedule 13D filed with the SEC in March 2008.

(3)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC disclosing it had shared and sole voting and dispositive power of these shares.

(4)	Reported as of December 31, 2008 on a Schedule 13G filed with the SEC in which it discloses it shares beneficial ownership over the same 1,000,000 shares with Keeley Small Cap Value Fund.

(5)	Reported as of December 31, 2008 on a Schedule 13G filed with the SEC in which it discloses it sole voting and dispositive power of these shares.

55	ampco pittsburgh | 2008 annual report

The following table sets forth, as of March 6, 2009, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,575,197.34(1)(2)	15.48
Ernest G. Siddons	30,166.34(3)	.30
Terrence W. Kenny	15,833.34(4)	.16
Rose Hoover	14,333.34(5)	.14
Robert F. Schultz	13,533.34(6)	.13
Marliss D. Johnson	10,000(7)	*
Carl H. Pforzheimer, III	2,733(8)	*
Leonard M. Carroll	1,500(9)	*
Robert J. Appel	1,000(9)	*
Paul A. Gould	1,000(9)	*
Laurence E. Paul	1,000(9)	*
Stephen E. Paul	1,000(9)	*
William K. Lieberman	1,000(10)	*

Directors and Executive Officers as a group (13 persons)	1,683,296.69(11)	16.54

*	Less than .1%

(1)	Includes 42,889 shares owned directly, 23,333.34 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,493,942 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,493,942 shares of the Corporation’s Common Stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(3)	Includes 6,833 shares held jointly with his wife and 23,333.34 shares he has the right to acquire within sixty days pursuant to stock options.

(4)	Represents shares that he has the right to acquire within sixty days pursuant to stock options.

(5)	Includes 1,000 shares owned directly and 13,333.34 shares she has the right to acquire within sixty days pursuant to stock options.

(6)	Includes 200 shares held jointly with his wife and 13,333.34 shares he has the right to acquire within sixty days pursuant to stock options.

(7)	Represents shares she has the right to acquire within sixty days pursuant to stock options.

(8)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(9)	Represents shares owned directly.

(10)	Represents shares held jointly with his wife.

(11)	Excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ampco pittsburgh | 2008 annual report	56

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2008, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,721,695. Additionally, The Louis Berkman Investment Company paid the Corporation $225,000 for certain administrative services. Robert A. Paul was an officer and director, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2009.

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

The Board of Directors has adopted categorical standards to assist it in evaluating the independence of its Directors. The standards are attached to the Corporate Governance Guidelines which are available on the Corporation’s website at www.ampcopittsburgh.com. After performing this evaluation in accordance with those guidelines, the Board has determined that Robert J. Appel, Leonard M. Carroll, Paul A Gould, William K. Lieberman and Carl H. Pforzheimer, III do not have material relationships with the Corporation (other than as members of the Board of Directors) and are independent within the meaning of the Corporation’s independence standards and those of the New York Stock Exchange (the “NYSE”).

57	ampco pittsburgh | 2008 annual report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2008	2007
Audit fees(a)	$692,250	$598,458
Audit-related fees(b)	26,613	27,590
Tax fees(c)	—	1,960
All other fees	—	—
Total(d)	$718,863	$628,008

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	Fees for tax services were primarily for assistance with inquiries from taxing authorities.

(d)	The Audit Committee approved all fees in the years reported.

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

ampco pittsburgh | 2008 annual report	58

–Part IV–

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

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

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		62
Report of Independent Registered Public Accounting Firm		63
Valuation and Qualifying Accounts	II	64

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws
a.	Articles of Incorporation

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

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008

c.	2008 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 6, 2008.

(21)	Significant Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

59	ampco pittsburgh | 2008 annual report

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2009	AMPCO-PITTSBURGH CORPORATION
(Registrant)

	By:	/s/ Robert A. Paul
Director, Chairman and Chief
Executive Officer
Robert A. Paul

	By:	/s/ Ernest G. Siddons
Director, President
and Chief Operating Officer
Ernest G. Siddons

	By:	/s/ Marliss D. Johnson
Vice President, Controller and
Treasurer (Principal Financial Officer)
Marliss D. Johnson

ampco pittsburgh | 2008 annual report	60

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in their capacities as Directors, as of the date indicated.

March 6, 2009	AMPCO-PITTSBURGH CORPORATION
(Registrant)

	By:	/s/ Robert J. Appel
Robert J. Appel

	By:	/s/ Leonard M. Carroll
Leonard M. Carroll

	By:	/s/ Paul A. Gould
Paul A. Gould

	By:	/s/ William K. Lieberman
William K. Lieberman

	By:	/s/ Laurence E. Paul
Laurence E. Paul

	By:	/s/ Stephen E. Paul
Stephen E. Paul

	By:	/s/ Carl H. Pforzheimer, III
Carl H. Pforzheimer, III

61	ampco pittsburgh | 2008 annual report

ampco pittsburgh | 2008 annual report	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Corporation’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 6, 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 6, 2009

63	ampco pittsburgh | 2008 annual report

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2008
Allowance for doubtful accounts	$285	$99	$—	$(173	)(2)	$—	$211
Valuation allowance against gross deferred income tax assets	$4,376	$—	$615	$(501	)(3)	$(1,871)	$2,619

Year ended December 31, 2007
Allowance for doubtful accounts	$282	$52	$—	$(49	)(2)	$—	$285
Valuation allowance against gross deferred income tax assets	$5,030	$—	$255	$(918	)(3)	$9	$4,376

Year ended December 31, 2006
Allowance for doubtful accounts	$681	$60	$—	$(501	)(2)	$42	$282
Valuation allowance against gross deferred income tax assets	$11,530	$—	$24	$(6,564	)(3)	$40	$5,030

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents current year write-off of accounts receivable balances net of recovery of accounts receivable balances previously written off.

(3)	Represents primarily changes in the amount of deferred income tax assets expected to be realized.

(4)	Represents impact from changes in foreign currency exchange rates and, for 2008, expiration of deferred income tax assets associated with capital loss carryforwards.

ampco pittsburgh | 2008 annual report	64

DIRECTORS AND OFFICERS

Robert A. Paul(1)(5) Director Chairman of the Board and Chief Executive Officer

Stephen E. Paul

Director

Managing Principal, Laurel Crown Partners

Carl H. Pforzheimer, III(1)(2)(3)(4)

Director

Manager, Carl H. Pforzheimer & Co. LLC

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

(1)Member of the Executive Committee

(2)Member of the Audit Committee

(3)Member of the Compensation Committee

(4)Member of the Nominating and Governance Committee

(5)Member of the Investment Committee

Ernest G. Siddons(1)(5) Director President and Chief Operating Officer
Robert J. Appel(2)(3)(5) Director President, Appel Associates
Leonard M. Carroll(1)(2)(5) Director Managing Director, Seneca Capital Management, Inc.
Paul A. Gould(2)(3)(4)(5) Director Managing Director, Allen & Company, Inc.
William K. Lieberman(1)(2)(3)(4) Director President, The Lieberman Companies
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

65	ampco pittsburgh | 2008 annual report

SHAREHOLDER INFORMATION

CORPORATE HEADQUARTERS

600 Grant Street, Suite 4600

Pittsburgh, PA 15219

(412) 456-4400

CORPORATE WEBSITE

www.ampcopittsburgh.com

TRANSFER AGENT, REGISTRAR, DIVIDEND PAYING AGENT

BNY Mellon Shareowner Services

P.O. Box 358015

Pittsburgh, PA 15252-8015

Phone: (800) 756-3353

TDD for Hearing Impaired: (800) 231-5469

Foreign Shareowners: (201) 680-6578

TDD Foreign Shareowners: (201) 680-6610

Website Address: www.bnymellon.com/shareowner/isd

ANNUAL MEETING

The Annual Meeting of Shareholders will be held in the Carnegie Room at The Duquesne Club, 325 Sixth Avenue, Pittsburgh, PA 15222 on Wednesday, April 29, 2009 at 10:00 a.m.

2008 ANNUAL REPORT

This Annual Report on Form 10-K and statements contained herein are submitted for the general information of the shareholders of Ampco-Pittsburgh Corporation and are not intended for use in connection with or to induce the sale or purchase of securities.

EMPLOYMENT POLICY

The Corporation is an Equal Opportunity Employer.

ampco pittsburgh | 2008 annual report	66

Exhibit Index

Exhibit No.

(3)	Articles of Incorporation and By-laws

a.	Articles of Incorporation

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

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008

1.	Robert A. Paul
2.	Ernest G. Siddons
3.	Rose Hoover
4.	Dee Ann Johnson
5.	Terrence W. Kenny
6.	Robert F. Schultz

c.	2008 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 6, 2008.

(21)	Significant Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.