Form 10-Q
period 2009-03-31
AMPCO PITTSBURGH CORP
filed 2009-05-11
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes__                                   No   √

On May 8, 2009, 10,177,497 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	21

Item 1A -	Risk Factors	21

Item 6 -	Exhibits	21

Signatures		23

Exhibit Index		24

Exhibits

	Exhibit 10.d
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$78,482,671	$81,606,793
Receivables, less allowance for doubtful accounts of $420,680 in 2009 and $211,021 in 2008	51,146,460	53,763,444
Inventories	59,217,297	62,634,464
Insurance receivable – asbestos	14,000,000	14,000,000
Other current assets	19,034,612	16,885,616
Total current assets	221,881,040	228,890,317

Property, plant and equipment, net	91,034,677	86,733,317
Insurance receivable - asbestos	117,550,498	122,175,929
Investments in joint ventures	10,793,961	6,536,412
Deferred tax assets	33,978,461	35,156,434
Goodwill	2,694,240	2,694,240
Other noncurrent assets	7,234,253	6,794,839
	$485,167,130	$488,981,488
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,557,224	$16,906,407
Accrued payrolls and employee benefits	9,248,633	10,831,512
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	20,000,000	20,000,000
Other current liabilities	28,222,931	27,164,050
Total current liabilities	87,339,788	88,212,969
Employee benefit obligations	60,359,828	65,091,656
Asbestos liability	180,670,324	187,014,436
Other noncurrent liabilities	3,867,302	3,675,138
Total liabilities	332,237,242	343,994,199

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,177,497 shares in 2009 and 2008	10,177,497	10,177,497
Additional paid-in capital	114,135,977	113,471,496
Retained earnings	101,967,195	96,480,472
Accumulated other comprehensive loss	(73,350,781)	(75,142,176)
Total shareholders' equity	152,929,888	144,987,289
	$485,167,l30	$488,981,488

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net sales	$85,754,988	$97,829,787

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	59,776,062	69,900,573
Selling and administrative	10,621,633	10,254,618
Depreciation	1,816,089	1,858,499
Gain on disposition of assets	-	(4,440)
Total operating expenses	72,213,784	82,009,250

Income from operations	13,541,204	15,820,537

Other income (expense):
Investment-related income	82,607	229,537
Interest expense	(69,364)	(133,934)
Other – net	(1,777,775)	(508,857)
	(1,764,532)	(413,254)

Income before income taxes	11,776,672	15,407,283

Income tax provision	4,458,000	5,264,000

Net income	$7,318,672	$10,143,283

Earnings per common share:
Basic	$0.72	$1.00
Dilutive	$0.72	$1.00

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common
shares outstanding:
Basic shares	10,177,497	10,177,497
Dilutive shares	10,178,276	10,179,738

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net cash flows provided by operating activities	$13,720,260	$5,069,705

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,157,271)	(6,322,374)
Purchases of short-term marketable
securities	-	(58,102,046)
Proceeds from sale of short-term
marketable securities	-	8,000,000
Investment in Chinese joint venture	(4,410,000)	-
Collateral for outstanding foreign exchange contracts (Note 8)	(4,326,000)	-
Purchases of long-term marketable
securities	(90,630)	(394,655)
Proceeds from sale of long-term
marketable securities	50,446	340,623

Net cash flows used in investing activities	(14,933,455)	(56,478,452)

Cash flows from financing activities:
Dividends paid	(1,831,949)	(1,526,625)

Net cash flows used in financing activities	(1,831,949)	(1,526,625)

Effect of exchange rate changes on cash
and cash equivalents	(78,978)	13,155

Net decrease in cash and cash equivalents	(3,124,122)	(52,922,217)

Cash and cash equivalents at beginning of period	81,606,793	71,626,379

Cash and cash equivalents at end of period	$78,482,671	$18,704,162

Supplemental information:
Income tax payments	$707,427	$723,504
Interest payments	$72,910	$146,937

Non-cash investing activities:
Purchases of property, plant and equipment
included in accounts payable	$1,929,700	$-
Appreciation of short-term marketable
securities	$-	$313,649

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) revised Financial Accounting Standard (FAS) No. 141, Business Combinations. While FAS No. 141(R) retains the fundamental requirements of the original pronouncement, it further defines the acquirer and is broader in scope as to its applicability. FAS No. 141(R) is effective for any business combination completed by the Corporation whereby the Corporation obtains control with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which requires (1) entities that prepare consolidated financial statements and have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary to clearly identify and label ownership interests in subsidiaries held by parties other than the parent on the consolidated balance sheet and the amount of consolidated net income attributable to the parent and the non-controlling interest on the consolidated statement of income and (2) additional disclosures relating to changes in ownership interests and other relevant items. FAS No. 160 became effective on January 1, 2009. The Corporation currently does not have any non-controlling interests in any of its subsidiaries; accordingly, the statement did not impact the Corporation.

In February 2008, the FASB issued Final Staff Position (FSP) FAS No. 157-2 providing for a one-year deferral of the provisions of FAS No. 157, Fair Value Measurements, as it relates to non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The provisions of FAS No. 157 relating to the Corporation’s non-financial assets and liabilities were adopted as of January 1, 2009, their effective date, and did not have a significant impact on the Corporation.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities. FAS No. 161 became effective for the Corporation on January 1, 2009 and required disclosures are included in Note 8.

In April 2009, the FASB issued three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Transactions are no longer presumed to be distressed or not orderly but, instead, will be determined on the weight of the evidence to indicate such. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance regarding the timing of the recognition of an impairment and the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSPs are effective for the Corporation for interim and annual periods ending June 30, 2009; however, as acceptable, the Corporation early adopted the FSPs for the interim period ended March 31, 2009. The FSPs did not have a significant impact on the Corporation.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires further disclosure about how investment allocation decisions are made, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 becomes effective for the Corporation for the year ending December 31, 2009. The Corporation is currently evaluating the effects that FSP FAS 132(R)-1 may have on its annual financial statement disclosures.

2.Inventories

At March 31, 2009 and December 31, 2008, approximately 63% and 65%, respectively, of the inventories were valued on the LIFO method with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:
	(in thousands)
	March 31,	December 31,
	2009	2008

Raw materials	$11,945	$12,761
Work-in-process	23,886	28,385
Finished goods	14,521	12,817
Supplies	8,865	8,671
	$59,217	$62,634

3.Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2009	2008

Land and land improvements	$4,747	$4,749
Buildings	31,267	31,227
Machinery and equipment	145,947	146,146
Construction-in-progress	21,174	14,945
Other	7,417	7,425
	210,552	204,492
Accumulated depreciation	(119,517)	(117,759)
	$91,035	$86,733

4.	Other Current Liabilities

  Other current liabilities were comprised of the following:
	(in thousands)
	March 31,	December 31,
	2009	2008

Customer-related liabilities	$9,556	$9,512
Foreign currency exchange contracts	3,925	6,887
Accrued income taxes	3,704	1,164
Accrued sales commissions	2,909	2,853
Other	8,129	6,748
	$28,223	$27,164

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:
	(in thousands)
	Three Months Ended March 31,
	2009	2008

Balance at beginning of the period	$4,724	$6,156
Satisfaction of warranty claims	(269)	(583)
Provision for warranty claims	452	975
Other, primarily impact from changes in foreign currency exchange rates	(7)	(5)
Balance at end of the period	$4,900	$6,543

5. Pension and Other Postretirement Benefits

 Contributions for the three months ended March 31, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008

U.S. pension benefits plans	$5,000	$-
U.K. pension benefits plan	$329	$468
Other postretirement benefits (e.g. net payments)	$121	$44
U.K. defined contribution plan	$64	$133

	(in thousands)
	2009	2008

U.S. pension benefits plans	$5,000	$-
U.K. pension benefits plan	$329	$468
Other postretirement benefits (e.g. net payments)	$121	$44
U.K. defined contribution plan	$64	$133

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended March 31,
U.S. Pension Benefits	2009	2008

Service cost	$712	$672
Interest cost	2,058	1,980
Expected return on plan assets	(2,522)	(2,803)
Amortization of prior service cost	158	162
Amortization of actuarial loss (gain)	432	(32)
Net expense (income)	$838	$(21)

	(in thousands)
	Three Months Ended March 31,
Foreign Pension Benefits	2009	2008

Interest cost	$534	$660
Expected return on plan assets	(340)	(700)
Amortization of actuarial loss	106	78
Net expense	$300	$38

	(in thousands)
	Three Months Ended March 31,
Other Postretirement Benefits	2009	2008

Service cost	$109	$97
Interest cost	210	197
Amortization of prior service cost	22	17
Amortization of actuarial loss	1	4
Net expense	$342	$315

6.   Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2009 approximated $21,484,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

During 2007, a subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited to form a joint venture company in China. Each party will contribute cash for their respective interest. For its 49% interest, UES will contribute $14,700,000 of which $10,290,000 has been contributed to date with the balance to be contributed by the end of 2009.

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

7.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Three Months Ended March 31,
	2009	2008

Net income	$7,319	$10,143
Foreign currency translation adjustments	93	204
Unrecognized components of employee benefit plans	458	150
Unrealized holding (losses) gains on marketable securities	(46)	80
Change in the fair value
Change in the fair value of cash flow hedge derivatives	1,286	(1,041)
Comprehensive income	$9,110	$9,536

8.Foreign Currency Exchange and Futures Contracts

Derivative instruments which include foreign currency exchange contracts and futures contracts are recorded in the condensed consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge, the change in fair value previously deferred in accumulated other comprehensive loss is reclassified to earnings (net sales) and subsequent changes in fair value are recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency exchange contracts are purchased which are designated as cash flow or fair value hedges. As of March 31, 2009, approximately $81,200,000 of anticipated foreign-denominated sales has been hedged of which $33,886,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $47,314,000 is covered by fair value contracts settling at various dates through September 2013.

As of March 31, 2009, the fair value of foreign currency exchange contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $152,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $1,421,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income and approximated $1,015,000, net of income taxes, as of March 31, 2009. During the three months ended March 31, 2009, approximately $950,000, net of income taxes, was recognized as comprehensive income. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $478,000 expected to be credited to pre-tax earnings within the next 12 months. During the three months ended March 31, 2009 approximately $3,000 was credited to pre-tax earnings and during the three months ended March 31, 2008 approximately $891,000 was charged to pre-tax earnings.

As of March 31, 2009, the fair value of foreign currency exchange contracts designated as fair value hedges expecting to settle within the next 12 months approximated $3,925,000 and is recorded as other current liabilities. (The fair value of the related hedged item, recorded as other current assets, approximated $3,970,000.) The fair value of the remaining fair value hedges equaled $1,483,000 and is recorded as other noncurrent liabilities. (The fair value of the related hedged item, recorded as other noncurrent assets, approximated $1,662,000). The fair value of assets held as collateral as of March 31, 2009 approximated $4,326,000.

No portion of the existing cash flow or fair value hedges were considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur, during the three months ended March 31, 2009. Additionally, no amounts were excluded from assessing the effectiveness of the hedge. Losses on foreign exchange transactions approximated $1,387,000 and $449,000 for the three months ended March 31, 2009 and 2008, respectively, and are included in other income (expense).

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2009, approximately 83% or $897,000 of anticipated copper purchases over the next 4 months and 63% or $562,000 of anticipated aluminum purchases over the next 6 months are hedged. The fair value of these contracts approximated $125,000 as of March 31, 2009. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income and approximated $78,000, net of income taxes, as of March 31, 2009. During the three months ended March 31, 2009, approximately $122,000, net of income taxes, was recognized as comprehensive income. The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $125,000 expected to be released over the next 12 months. During the three months ended March 31, 2009 and 2008, approximately $(135,000) and $101,000, respectively, were released to pre-tax earnings. The fair value of assets held as collateral as of March 31, 2009 approximated $420,000.

9. Stock-Based Compensation

In February 2009, the Compensation Committee granted 322,500 of non-qualified stock options to certain employees. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise price of $13.37 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $3.17 per share.

The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 2.72%, an expected dividend yield of 6.33% and an expected volatility of 43.81%. The resultant stock-based compensation expense of $1,023,000 will be recognized over the requisite service period with $369,000 recognized for the three months ended March 31, 2009. The related income tax benefit recognized in the statement of operations for the three months ended March 31, 2009 was $129,000.

The risk-free interest rate is equal to the yield that was available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the options. The expected life of the options was estimated by considering historical exercise experience of the employee group and the vesting period of the awards. The expected dividend yield was based on a dividend amount giving consideration to the Corporation’s future expectations of dividend increases over the expected life of the options. The expected volatility was based on the historical prices of the Corporation’s stock and dividend amounts over the past six years, a period equal to the expected life of the stock options.

10.Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of March 31, 2009 were as follows:
	(in thousands)
	Level 1	Level 2	Level 3	Total
Investments
Other noncurrent assets	$1,833	$-	$-	$1,833
Foreign currency exchange contracts
Other current assets	-	4,122	-	4,122
Other noncurrent assets	-	3,083	-	3,083
Other current liabilities	-	3,925	-	3,925
Other noncurrent liabilities	-	1,483	-	1,483

11.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.
	(in thousands)
	Three Months Ended March 31,
	2009	2008

Net sales:
Forged and Cast Rolls	$57,423	$69,485
Air and Liquid Processing	28,332	28,345
Total Reportable Segments	$85,755	$97,830

Income before income taxes:
Forged and Cast Rolls	$13,957	$14,887
Air and Liquid Processing	2,221	2,586
Total Reportable Segments	16,178	17,473

Other expense, including corporate costs – net	(4,401)	(2,066)
Total	$11,777	$15,407

12.Litigation (claims not in thousands

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

Asbestos Claims
The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the three months ended March 31, 2009:

Approximate open claims at end of period	9,402	(1)
Gross settlement and defense costs (in 000’s)	$6,270
Approximate claims settled or dismissed	237

(1) Included as “open claims” are approximately 3,239 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance
Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary of the Corporation, approximately 334 as of March 31, 2009, are not included within the Coverage Arrangement.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary and the former division are immaterial.

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

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006.  HR&A’s analysis was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018.  The methodology used by HR&A in its current projection of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 estimate, relied upon and included the following factors:

▪	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
▪	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;
▪
HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2006 to September 30, 2008;

▪	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;
▪	an analysis of claims resolution history from January 1, 2006 to September 30, 2008 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

▪	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014,436 ($200,670,324 as of March 31, 2009). While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable as of December 31, 2008 of $136,175,929 ($131,550,498 as of March 31, 2009) for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838,507 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to be incomplete for one or more of the reasons that affect insurance allocations as described above, creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,200,000 at March 31, 2009 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

The Forged and Cast Rolls group has been affected by the weak economy and global recession which has forced customers to cut back their level of steel and aluminum production, temporarily shut down facilities and place new mill projects on hold. Operating results for Davy Roll have been further impacted by the weakening of the British pound sterling in relation to the U.S. dollar. While backlogs (orders on hand) remain strong, many customers are requesting deferral or cancellation of roll shipments. Where possible, the Corporation is working with each of them by agreeing to reschedule deliveries into future periods. The Corporation believes the worldwide shortage of capacity for forged hardened steel rolls, which resulted in the enormous backlog for Union Electric Steel, will continue to be a significant factor influencing demand when steel and aluminum production returns to more normal levels. The outlook for the segment for the remainder of the year, which will depend principally on improvement in the economy and recovery of the global steel and aluminum industries, is for continued profitability. The Corporation is continuing its capital investment program, which is in the second of three years and will enable the operations to maximize capacity and productivity when business returns to more typical volumes.

The Air and Liquid Processing group has not been affected by the weakened economy as significantly as the Forged and Cast Rolls group. Based on current backlog, Buffalo Pumps and Aerofin are expected to be operating at normal capacity for the first part of 2009 with performance for the remainder of the year contingent on the volume of new orders.  Buffalo Air Handling, however, is dependent on industrial and institutional construction spending which has slowed significantly. The outlook for the segment for 2009 is for continuing profitability.

Operations for the Three Months Ended March 31, 2009 and 2008

Net Sales.  Net sales for the three months ended March 31, 2009 and 2008 were $85,755,000 and $97,830,000, respectively. Backlog approximated $618,935,000 and $756,687,000 at March 31, 2009 and 2008, respectively. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales approximated 69.7% and 71.5% for the three months ended March 31, 2009 and 2008, respectively. The decrease is attributable to lower costs for steel scrap and alloys used by the Forged and Cast Rolls group coupled with a higher amount of billable variable-index surcharge revenues.

Selling and Administrative.  Selling and administrative expenses increased principally due to the recognition of stock-based compensation costs associated with stock options granted offset by the effects of lower volumes of shipments.

Income from Operations.  Income from operations for the three months ended March 31, 2009 and 2008 approximated $13,541,000 and $15,821,000, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the quarter were less than the comparable prior year period and impacted by the deferral of orders by customers, particularly for the cast roll business in England. Although operating income was negatively affected by the reduced volume of shipments, it benefited from the completion and delivery of production that was in progress at the end of 2008 and lower costs for scrap and alloys. Backlog approximated $566,436,000 at March 31, 2009 against $710,010,000 as of March 31, 2008. The decrease is attributable to adjustments made to variable-indexed surcharges included therein resulting from the decline in scrap and alloy costs late in 2008 and lower order intake as customers had previously placed orders two to three years in advance of their anticipated need. It is difficult to accurately determine the proportion of the backlog that will ship beyond the end of 2009; however, based on customers deferring roll deliveries to better meet their production needs, it is likely to be more than $400,000,000. In addition, the Forged and Cast Rolls group has commitments of roughly $69,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. Sales for the segment for the three months ended March 31, 2009 were comparable to the prior year period; however, operating income was less. Although Buffalo Pumps benefited from higher volumes of lube oil pumps and Navy pumps, Buffalo Air Handling was negatively impacted by lack of construction activity and Aerofin’s results were adversely affected by a change in its product mix. Backlog equaled $52,499,000 and $46,677,000 as of March 31, 2009 and 2008, respectively. Backlog for both the pumps and coil businesses improved; however, backlog declined for the air handling business because of the weak economy and fewer available construction projects. The majority of the backlog as of March 31, 2009 will ship during the remainder of 2009.

Other Income(Expense).  The fluctuation in other income (expense) is primarily attributable to higher foreign exchange losses in the current period.

Income Taxes.  The increase in the effective rate to 37.9% from 34.2% is primarily attributable to a change in the composition of projected net income before income taxes between the two years. A higher proportion of net income before income taxes is anticipated to be generated by the U.S. operations which are taxed at a statutory federal rate of 35% versus 28% in the U.K.

Net Income and Earnings per Common Share.  As a result of the above, the Corporation’s net income for the three months ended March 31, 2009 equaled $7,319,000 or $0.72 per basic common share in comparison to $10,143,000 or $1.00 per basic common share for the three months ended March 31, 2008.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. The increase is principally due to improvements in working capital. Accounts receivable decreased due to lower sales in the first quarter of 2009 when compared to the first quarter of 2008 and stronger collections. Inventories values declined as a result of the economic slowdown. By comparison, the first quarter of 2008 was experiencing robust growth and record-level demand from steel and aluminum producers throughout the world.

The decrease in net cash flows used in investing activities is primarily attributable to maintaining available funds in cash and cash equivalents versus investing in short-term marketable securities. During the first quarter of 2009, Union Electric Steel made an additional contribution of $4,410,000 toward its 49% interest in the Chinese joint venture. The remaining $4,410,000 is expected to be contributed by the end of 2009. Additionally, in 2009, approximately $4,326,000 (£3,000,000) was deposited in escrow and is being held as collateral for the outstanding foreign currency exchange contracts of Davy Roll. As of March 31, 2009, future capital expenditures totaling approximately $37,965,000, to be spent over the next two to three years, have been approved.

Net cash flows used in financing activities represent the payment of dividends which are paid one quarter in arrears. The increase is due to a 20% increase in the dividend rate between the fourth quarter of 2008 and the fourth quarter of 2007.

The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2009 is primarily related to the weakening of the U.K. pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased $3,124,000 in 2009 and ended the period at $78,483,000 in comparison to $81,607,000 at December 31, 2008.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2009 was approximately $9,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2008, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1           Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A        Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

(10)                 Material Contracts

(a)	1988 Supplemental Executive Retirement Plan

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(b)	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(c)	2008 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated
March 6, 2008.

(d)	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009.

(31.1)	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 8, 2009	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: May 8, 2009	BY: s/Marliss D. Johnson
Marliss D. Johnson
Vice President
Controller and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10.d)	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009.

	(31.1)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002