Form 10-Q
period 2009-06-30
AMPCO PITTSBURGH CORP
filed 2009-08-10
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes   √                                     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____ Accelerated filer   √
Non-accelerated filer ____ Smaller reporting company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __                                   No   √

On August 7, 2009, 10,199,997 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	23

Item 1A -	Risk Factors	23

Item 4 -	Submission of Matters to a Vote of Security Holders	23

Item 6 -	Exhibits	23

Signatures		25

Exhibit Index		26

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$79,080,962	$81,606,793
Receivables, less allowance for
doubtful accounts of $456,175 in
2009 and $211,021 in 2008	47,652,643	53,763,444
Inventories	63,771,947	62,634,464
Insurance receivable – asbestos	22,000,000	14,000,000
Other current assets	19,400,904	16,885,616
Total current assets	231,906,456	228,890,317

Property, plant and equipment, net	98,158,368	86,733,317
Insurance receivable - asbestos	103,151,356	122,175,929
Investments in joint ventures	10,641,463	6,536,412
Deferred tax assets	31,467,612	35,156,434
Goodwill	2,694,240	2,694,240
Other noncurrent assets	5,609,792	6,794,839
	$483,629,287	$488,981,488
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$16,018,394	$16,906,407
Accrued payrolls and employee benefits	11,349,210	10,831,512
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	32,000,000	20,000,000
Other current liabilities	20,659,352	27,164,050
Total current liabilities	93,337,956	88,212,969
Employee benefit obligations	61,970,908	65,091,656
Asbestos liability	159,357,687	187,014,436
Other noncurrent liabilities	3,901,961	3,675,138
Total liabilities	318,568,512	343,994,199

Commitments and contingent liabilities
(Note 6)

Shareholders' equity:
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,199,997 shares in 2009 and 10,177,497 in 2008	10,199,997	10,177,497
Additional paid-in capital	114,884,173	113,471,496
Retained earnings	107,924,293	96,480,472
Accumulated other comprehensive loss	(67,947,688)	(75,142,176)
Total shareholders' equity	165,060,775	144,987,289
	$483,629,287	$488,981,488

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Net sales	$160,733,852	$200,519,255	$74,978,864	$102,689,468

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	109,994,148	142,432,065	50,218,086	72,531,491
Selling and administrative	20,817,871	20,931,495	10,196,238	10,676,878
Depreciation	3,625,804	3,668,403	1,809,715	1,809,904
Gain on disposition of assets	-	(84,268)	-	(79,828)
Total operating expenses	134,437,823	166,947,695	62,224,039	84,938,445

Income from operations	26,296,029	33,571,560	12,754,825	17,751,023

Other income (expense):
Investment-related income	146,815	1,195,052	64,208	965,515
Interest expense	(146,853)	(247,859)	(77,489)	(113,925)
Other - net	(2,313,221)	(1,195,462)	(535,446)	(686,605)
	(2,313,259)	(248,269)	(548,727)	164,985

Income before income taxes	23,982,770	33,323,291	12,206,098	17,916,008

Income tax provision	8,871,000	11,571,000	4,413,000	6,307,000

Net income	$15,111,770	$21,752,291	$7,793,098	$11,609,008

Earnings per common share:
Basic	$1.48	$2.14	$0.77	$1.14
Diluted	$1.48	$2.14	$0.77	$1.14

Cash dividends declared
per share	$0.36	$0.36	$0.18	$0.18

Weighted-average number of
common shares outstanding:
Basic shares	10,180,881	10,177,497	10,184,228	10,177,497
Diluted shares	10,181,779	10,179,800	10,178,381	10,179,860

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Net cash flows provided by operating activities	$21,709,482	$14,186,374

Cash flows from investing activities:

Purchases of property, plant and equipment	(13,474,176)	(9,755,367)
Purchases of short-term marketable securities	-	(61,628,567)
Proceeds from sales of short-term marketable securities	-	11,000,000
Investment in Chinese joint venture	(4,410,000)	(2,940,000)
Collateral for outstanding foreign currency exchange contracts (Note 8)	(4,326,000)	-
Purchases of long-term marketable securities	(574,268)	(562,558)
Proceeds from sale of long-term marketable securities	507,731	463,058
Other	1,774	92,572

Net cash flows used in investing activities	(22,274,939)	(63,330,862)

Cash flows from financing activities:

Dividends paid	(3,663,899)	(3,358,575)
Proceeds from the issuance of common stock	300,825	-
Excess tax benefits from the exercise of stock options
	89,453	-

Net cash flows used in financing activities	(3,273,621)	(3,358,575)

Effect of exchange rate changes on cash
and cash equivalents	1,313,247	16,251

Net decrease in cash and cash equivalents	(2,525,831)	(52,486,812)

Cash and cash equivalents at beginning of period	81,606,793	71,626,379

Cash and cash equivalents at end of period	$79,080,962	$19,139,567

Supplemental information:
Income tax payments	$7,277,973	$5,512,649
Interest payments	$154,991	$266,236

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,006,147	$-
Appreciation of short-term marketable
securities	$-	$451,554

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the six and three months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

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

In February 2008, the FASB issued Final Staff Position (FSP) FAS No. 157-2 providing for a one-year deferral of the provisions of FAS No. 157, Fair Value Measurements, as it relates to non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The provisions of FAS No. 157 relating to the Corporation’s non-financial assets and liabilities were adopted as of January 1, 2009, their effective date, and did not impact the Corporation.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,

which requires enhanced disclosures about an entity’s derivative and hedging activities. FAS No. 161 became effective for the Corporation on January 1, 2009 and required disclosures are included in Note 8.

In April 2009, the FASB issued three FSPs intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Transactions are no longer presumed to be distressed or not orderly but, instead, will be determined on the weight of the evidence to indicate such. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance regarding the timing of the recognition of an impairment and the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSPs are effective for the Corporation for interim and annual periods ending after June 30, 2009; however, as acceptable, the Corporation early adopted the FSPs for the interim period ended March 31, 2009. The FSPs did not have a significant impact on the operating results, financial position or liquidity of the Corporation.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires disclosure of the date through which subsequent events have been evaluated and the basis for that date. FAS 165 became effective for the Corporation for the interim period ended June 30, 2009 and the required disclosures are included in Note 14.

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

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity with a more qualitative approach. The Statement also adds an additional reconsideration event for determining whether an entity is a variable- interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. FAS No. 167 becomes effective for the Corporation on January 1, 2010. The Corporation is currently evaluating the effects that FAS No. 167 may have on its operating results, financial position or liquidity.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which will become the source of authoritative U. S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP but reorganizes the literature. FAS No. 168 becomes effective for the Corporation for interim period ending September 30, 2009. FAS No. 168 is not expected to have a material effect on the operating results, financial position or liquidity of the Corporation.

2.	Inventories

At June 30, 2009 and December 31, 2008, approximately 59% and 65%, respectively, of the inventories were valued on the LIFO method with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2009	2008

Raw materials	$12,719	$12,761
Work-in-process	22,282	28,385
Finished goods	18,373	12,817
Supplies	10,398	8,671
	$63,772	$62,634

3.     Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2009	2008

Land and land improvements	$4,750	$4,749
Buildings	31,340	31,227
Machinery and equipment	147,835	146,146
Construction-in-progress	28,676	14,945
Other	7,464	7,425
	220,065	204,492
Accumulated depreciation	(121,907)	(117,759)
	$98,158	$86,733

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2009	2008

Customer-related liabilities	$9,618	$9,512
Foreign currency exchange contracts	1,451	6,887
Accrued sales commissions	2,033	2,853
Dividend payable	1,836	1,832
Accrued income taxes payable	481	1,164
Other	5,240	4,916
	$20,659	$27,164

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims for the six and three months ended June 30, 2009 and 2008 consisted of the following:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Balance at beginning of the period	$4,724	$6,156	$4,900	$6,543
Satisfaction of warranty claims	(751)	(1,955)	(482)	(1,372)
Provision for warranty claims	889	1,571	437	596
Other, primarily impact from
changes in foreign currency
exchange rates	291	(4)	298	1
Balance at end of the period	$5,153	$5,768	$5,153	$5,768

5.    Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008

U.S. pension benefits plans	$5,000	$-
U.K. pension benefits plan	$687	$923
Other postretirement benefits (e.g. net payments)	$284	$200
U.K. defined contribution plan	$130	$256

	(in thousands)
	2009	2008

U.S. pension benefits plans	$5,000	$-
U.K. pension benefits plan	$687	$923
Other postretirement benefits (e.g. net payments)	$284	$200
U.K. defined contribution plan	$130	$256

Net periodic pension and other postretirement costs include the following components:
	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
U.S. Pension Benefits	2009	2008	2009	2008

Service cost	$1,425	$1,344	$713	$672
Interest cost	4,116	3,960	2,058	1,980
Expected return on plan assets	(5,045)	(5,605)	(2,523)	(2,802)
Amortization of:
Prior service cost	317	324	159	162
Actuarial loss (gain)	863	(65)	431	(33)
Net benefit cost (income)	$1,676	$(42)	$838	$(21)

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
Foreign Pension Benefits	2009	2008	2009	2008

Interest cost	$1,068	$1,320	$534	$660
Expected return on plan assets	(680)	(1,400)	(340)	(700)
Amortization of actuarial loss	212	157	106	79
Net benefit cost	$600	$77	$300	$39

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
Other Postretirement Benefits	2009	2008	2009	2008

Service cost	$219	$203	$110	$106
Interest cost	420	393	210	196
Amortization of:
Prior service cost	43	34	21	17
Actuarial loss	3	28	2	24
Net benefit cost	$685	$658	$343	$343

6.    Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2009 approximated $21,234,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

During 2007, a subsidiary of Union Electric Steel (UES) entered into an agreement with Maanshan Iron & Steel Company Limited to form a joint venture company in China. Each party will contribute cash for their respective interest. For its 49% interest, UES will contribute $14,700,000 of which $10,290,000 has been contributed to date with the balance expected to be contributed by the end of 2009.

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

7.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$15,112	$21,752	$7,793	$11,609
Foreign currency translation
adjustments	5,344	255	5,251	51
Unrecognized components of
employee benefit plans	939	312	481	162
Unrealized holding gains on
marketable securities	209	272	255	192
Change in the fair value
of derivatives (cash flow hedges)	702	(634)	(584)	407
Comprehensive income	$22,306	$21,957	$13,196	$12,421

8.Foreign Currency Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges and are recorded in the condensed consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense).

As of June 30, 2009, approximately $72,660,000 of anticipated foreign-denominated sales has been hedged of which $30,200,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $42,460,000 is covered by fair value contracts settling at various dates through September 2013. As of June 30, 2009, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $429,000 and is recorded as other current liabilities. The fair value of the remaining cash flow contracts equaled $295,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $69,000, net of income taxes, as of June 30, 2009. During the six months ended June 30, 2009, approximately $(37,000), net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(135,000) expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2009 and 2008, approximately $(64,000) and $(1,730,000), respectively, was released to pre-tax earnings and during the three months ended June 30, 2009 and 2008, approximately $(67,000) and $(839,000), respectively, was released to pre-tax earnings.

As of June 30, 2009, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $1,022,000 and is recorded as other current liabilities. (The fair value of the related hedged item, recorded as other current assets, approximated $1,056,000.) The fair value of the remaining fair value hedges equaled $914,000 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $1,023,000). The fair value of assets held as collateral as of June 30, 2009 approximated $4,936,000.

As a result of a customer’s cancellation of orders, approximately $4,700,000 of fair value hedge contracts were terminated in July 2009 and, accordingly, were deemed to be ineffective as of June 30, 2009. The fair value of the hedges was not significant. No portion of the existing cash flow hedges was considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts were excluded from assessing the effectiveness of the hedge. Losses on foreign exchange transactions approximated $(1,847,000) and $(1,044,000) for the six months ended June 30, 2009 and 2008, respectively, and $(460,000) and $(594,000)for the three months ended June 30, 2009 and 2008, respectively, and are included in other income (expense).

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. The contracts are designated as cash flow hedges and are recorded in the condensed consolidated balance sheet as either an asset or a liability measured at their fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the foreign currency purchase contract is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction (i.e., remittance of the progress payment), the foreign currency purchase contract is settled and the change in fair value deferred in accumulated other comprehensive income (loss) is reclassified to earnings (depreciation expense) over life of the underlying assets.

As of June 30, 2009, approximately $12,500,000 of anticipated foreign-denominated purchases has been hedged with cash flow contracts settling at various dates through September 2010. As of June 30, 2009, the fair value of the foreign currency purchase contracts expecting to settle within the next 12 months approximated $541,000 and is recorded as other current assets. The fair value of the remaining contracts equaled $22,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $350,000, net of income taxes, as of June 30, 2009. During the six months ended June 30, 2009, approximately $350,000, net of income taxes, was recognized as comprehensive income (loss). Since the underlying assets have not yet been placed in service, no amounts were released to earnings during the six months and three months ended June 30, 2009. Additionally, no amounts are expected to be released to earnings within the next 12 months.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2009, approximately 73% or $1,030,000 of anticipated copper purchases over the next 4 months and 58% or $533,000 of anticipated aluminum purchases over the next 6 months are hedged. The fair value of these contracts approximated $144,000 as of June 30, 2009. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $90,000, net of income taxes, as of June 30, 2009. During the six months ended June 30, 2009, approximately $295,000, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $144,000 expected to be released over the next 12 months.  During the six months ended June 30, 2009 and 2008, approximately $212,000 and $190,000 respectively, was released to pre-tax earnings and during the three months ended June 30, 2009 and 2008, approximately $73,000 and $291,000, respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of June 30, 2009 approximated $420,000.

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

The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 2.72%, an expected dividend yield of 6.33% and an expected volatility of 43.81%. The resultant stock-based compensation expense of $1,023,000 will be recognized over the requisite service period.

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

Stock-based compensation expense for the six and three months ended June 30, 2009 of $1,045,000 and $380,000, respectively, includes expense associated with the September 2008 and February 2009 grants. The related income tax benefit recognized in the statement of operations for the six and three months ended June 30, 2009 was approximately $366,000 and $133,000, respectively.

10.Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of June 30, 2009 were as follows:
	(in thousands)
	Level 1	Level 2	Level 3	Total
Investments
Other noncurrent assets	$2,150	$-	$-	$2,150
Foreign currency exchange (sales and purchase) contracts
Other current assets	-	1,597	-	1,597
Other noncurrent assets	-	1,231	-	1,231
Other current liabilities	-	1,451	-	1,451
Other noncurrent liabilities	-	1,023	-	1,023

11.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.
	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net Sales:
Forged and Cast Rolls	$102,628	$142,994	$45,205	$73,509
Air and Liquid Processing	58,106	57,525	29,774	29,180
Total Reportable Segments	$160,734	$200,519	$74,979	$102,689

Income before Income Taxes:
Forged and Cast Rolls	$25,001	$31,592	$11,044	$16,705
Air and Liquid Processing	6,367	5,376	4,146	2,790
Total Reportable Segments	31,368	36,968	15,190	19,495
Other expense, including
corporate costs – net	(7,385)	(3,645)	(2,984)	(1,579)

Total	$23,983	$33,323	$12,206	$17,916

12.Litigation (claims not in thousands

Litigation
The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation
Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of the Corporation’s operating subsidiaries (“Asbestos Liability”) and of an inactive subsidiary in dissolution and another former division of the

Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

Asbestos Claims
The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the six months ended June 30, 2009:

Approximate open claims at end of period	9,415	(1)
Gross settlement and defense costs (in 000’s)	$14,782
Approximate claims settled or dismissed	552

(1) Included as “open claims” are approximately 3,231 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict.  Plaintiffs appealed that verdict and in 2008 the California Court of Appeals reversed the jury verdict and remanded the case back to the trial court.

Asbestos Insurance
Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 340 as of June 30, 2009, are not included within the Coverage Arrangement.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014,436 ($191,357,687 as of June 30, 2009). While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable as of December 31, 2008 of $136,175,929 ($125,151,356 as of June 30, 2009) was for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838,507 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to be incomplete for one or more of the reasons that affect insurance allocations as described above, creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $905,000 at June 30, 2009 is considered adequate based on information known to date.

14. Subsequent Events

Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

The Forged and Cast Rolls group has been affected by the weak economy and global recession which has forced customers to cut back their level of steel and aluminum production, temporarily shut down facilities and place new mill projects on hold. Operating results for Davy Roll have been further impacted by the weakening of the British pound sterling in relation to the U.S. dollar. While backlogs (orders on hand) remain strong, many customers are requesting deferral or cancellation of roll shipments. Where possible, the Corporation is working with each of them by agreeing to reschedule deliveries into future periods. The Corporation believes the worldwide shortage of capacity for forged hardened steel rolls, which resulted in the enormous backlog for Union Electric Steel, will continue to be a significant factor influencing demand when steel and aluminum production returns to more normal levels. The Corporation’s capital investment program is in the second of three years and will enable the operations to maximize capacity and productivity when business returns to more typical volumes.

The Air and Liquid Processing group has not been affected by the weakened economy as significantly as the Forged and Cast Rolls group. However, operating results for the remainder of the year are contingent on the volume of new orders.

Operations for the Six and Three Months Ended June 30, 2009 and 2008

Net Sales.  Net sales for the six months ended June 30, 2009 and 2008 were $160,734,000 and $200,519,000, respectively, and $74,979,000 and $102,689,000, respectively, for the three months then ended.  Backlog approximated $567,304,000 and $841,863,000 at June 30, 2009 and 2008, respectively. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales approximated 68.4% and 71.0% for the six months ended June 30, 2009 and 2008, respectively, and 67.0% and 70.6% of net sales for the three months ended June 30, 2009 and 2008, respectively. The decrease is attributable to lower material costs and, for the Forged and Cast Rolls group, a higher amount of billable variable-index surcharge revenues.

Selling and Administrative.  Selling and administrative expenses decreased principally due to the effects of lower volumes of shipments offset by the recognition of stock-based compensation costs related to stock options granted of $1,045,000 and $380,000 for the six and three months ended June 30, 2009. No stock-based compensation expense existed for the same periods of the prior year since the grants occurred in September 2008 and February 2009.

Income from Operations.  Income from operations for the six months ended June 30, 2009 and 2008 approximated $26,296,000 and $33,572,000, respectively, and $12,755,000 and $17,751,000 for the three months ended June 30, 2009 and 2008, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the six and three months ended June 30, 2009 were less than the comparable prior year periods and impacted by the deferral of orders by customers, particularly for the cast roll business in England. Although operating income was negatively affected by the reduced volume of shipments, it benefited from the completion and delivery of production that was in progress at the end of 2008, higher variable-indexed surcharges and lower costs for scrap and alloys.

Backlog approximated $524,162,000 at June 30, 2009 against $793,997,000 as of June 30, 2008. The decrease is due to lower order intake as a result of reductions in customer production levels coupled with existing orders extending two to three years in advance of their anticipated need. The value of backlog has been further impacted by the decline in amount of variable-indexed surcharge included therein (due to a decline in the cost of scrap and alloys) and by a reduction in the exchange rate used to convert the backlog of Davy Roll. It is difficult to accurately determine the proportion of the backlog that will ship beyond the end of 2009; however, based on customers deferring roll deliveries to better meet their production needs, it is likely to be more than $400,000,000. In addition, the Forged and Cast Rolls group has commitments of roughly $70,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. Sales for the segment for the six and three months ended June 30, 2009 were comparable to sales for the six and three months ended June 30, 2008. Operating income for the same periods improved against the respective prior year periods due to a more profitable product mix and lower material costs. Backlog equaled $43,142,000 and $47,866,000 as of June 30, 2009 and 2008, respectively, with the decrease being attributable to slowing order intake during the second quarter of 2009 as a result of trailing effects from the downturn in economic activity. The majority of the month-end backlog is expected to ship in 2009.

Other Income (Expense). Investment-related income decreased as a result of the deferral of the 2009 dividend from the Corporation’s Chinese cast-roll joint venture (which approximated $800,000 in 2008) and lower investment returns. Interest expense decreased due to a decline in average interest rates incurred on the outstanding Industrial Revenue Bonds. The increase in other expense for the six months ended June 30, 2009 from the comparable prior year period is primarily attributable to higher foreign exchange losses and an additional provision for environmental costs estimated to be incurred relating to the remediation of real estate previously owned. Foreign exchange losses for the three months ended June 30, 2009 were less than that incurred during the three months ended June 30, 2008.

Income Taxes. The increase in the effective rate between the two years is primarily attributable to a change in the composition of projected net income before income taxes. For 2009, a higher proportion of net income before income taxes is anticipated to be generated by the U.S. operations which are taxed at a statutory federal rate of 35% versus 28% in the U.K.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the six months ended June 30, 2009 and 2008 equaled $15,112,000 or $1.48 per common share and $21,752,000 or $2.14 per common share, respectively, and $7,793,000 or $0.77 per common share and $11,609,000 or $1.14 per common share for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. The increase is principally due to improvements in working capital offset by a reduction in earnings. While business activity declined in 2009 as a result of the economic slowdown, the first half of 2008 was experiencing significant growth and record-level demand from steel and aluminum producers throughout the world.

The decrease in net cash flows used in investing activities is primarily attributable to maintaining available funds in cash and cash equivalents versus investing in short-term marketable securities. During each of the years, Union Electric Steel made contributions toward its 49% interest in the Chinese joint venture. The remaining amount due of $4,410,000 is expected to be contributed by the end of 2009. Also, in 2009, approximately $4,326,000 (£3,000,000) was deposited in escrow and is being held as collateral for the outstanding foreign currency sale contracts of Davy Roll. As of June 30, 2009, future capital expenditures totaling approximately $43,153,000, to be spent over the next two years, have been approved.

Net cash flows used in financing activities represent primarily the payment of dividends which are paid one quarter in arrears. The increase in dividends paid is due to an increase in the dividend rate and the number of common shares outstanding.

The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2009 is related to the strengthening of the U.K. pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased $2,526,000 in 2009 and ended the period at $79,081,000 in comparison to $81,607,000 at December 31, 2008.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2009 was approximately $9,500,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Items 2-3       None

Item 4           Submission of Matters to a Vote of Security Holders

On April 29, 2009 at the Annual Meeting of Shareholders, the following individuals were elected directors of the Corporation by the following votes:

                  For                            Withheld

    Robert J. Appel                                                               7,443,542                   1,949,926
    Paul A. Gould                                                                 7,502,853                    1,890,615
    Robert A. Paul                                                                9,005,002                      388,466

In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accountants for 2009 by casting 9,360,344 votes “For”, 24,208 votes “Against” and 8,916 votes “Abstain”.

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

Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2009.

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 7, 2009	BY: s/Robert A. Paul
Robert A. Paul
Chairman and
Chief Executive Officer

DATE: August 7, 2009	BY: s/Marliss D. Johnson
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