Form 10-Q
period 2009-09-30
AMPCO PITTSBURGH CORP
filed 2009-11-09
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes   √                                     No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ____                                   No__

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

Yes ___                                   No   √

On November 6, 2009, 10,225,995 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	20

Item 1A -	Risk Factors	20

Item 6 -	Exhibits	20

Signatures		22

Exhibit Index		23

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$82,990,045	$81,606,793
Receivables, less allowance for doubtful accounts
of $483,770 in 2009 and $211,021 in 2008	42,572,297	53,763,444
Inventories	64,581,439	62,634,464
Insurance receivable – asbestos	22,000,000	14,000,000
Other current assets	17,345,968	16,885,616
Total current assets	229,489,749	228,890,317

Property, plant and equipment, net	110,750,264	86,733,317
Insurance receivable - asbestos	97,655,088	122,175,929
Investments in joint ventures	14,898,916	6,536,412
Deferred tax assets	29,736,541	35,156,434
Goodwill	2,694,240	2,694,240
Other noncurrent assets	5,554,009	6,794,839
	$490,778,807	$488,981,488
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$22,142,804	$16,906,407
Accrued payrolls and employee benefits	11,596,225	10,831,512
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	32,000,000	20,000,000
Other current liabilities	22,588,507	27,164,050
Total current liabilities	101,638,536	88,212,969
Employee benefit obligations	61,841,863	65,091,656
Asbestos liability	151,435,090	187,014,436
Other noncurrent liabilities	4,041,010	3,675,138
Total liabilities	318,956,499	343,994,199

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,219,995 shares in 2009 and 10,177,497 in 2008	10,219,995	10,177,497
Additional paid-in capital	115,585,573	113,471,496
Retained earnings	114,799,573	96,480,472
Accumulated other comprehensive loss	(68,782,833)	(75,142,176)
Total shareholders' equity	171,822,308	144,987,289
	$490,778,807	$488,981,488

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Net sales	$232,694,981	$306,425,474	$71,961,129	$105,906,219

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	157,498,251	218,592,931	47,504,103	76,160,867
Selling and administrative	30,693,639	32,364,008	9,875,768	11,432,512
Depreciation	5,493,962	5,427,038	1,868,158	1,758,635
Gain on disposition of assets	-	(92,559)	-	(8,291)
Total operating expenses	193,685,852	256,291,418	59,248,029	89,343,723

Income from operations	39,009,129	50,134,056	12,713,100	16,562,496

Other income (expense):
Investment-related income	1,009,636	1,419,350	862,821	224,309
Interest expense	(197,373)	(369,770)	(50,520)	(121,911)
Other – net	(1,747,743)	(429,697)	565,478	765,754
	(935,480)	619,883	1,377,779	868,152

Income before income taxes	38,073,649	50,753,939	14,090,879	17,430,648
Income tax provision	14,247,000	17,028,000	5,376,000	5,457,000

Net income	$23,826,649	$33,725,939	$8,714,879	$11,973,648

Net income per common share:
Basic	$2.34	$3.31	$0.85	$1.18
Diluted	$2.34	$3.31	$0.85	$1.18

Cash dividends declared per share	$0.54	$0.54	$0.18	$0.18

Weighted average number of
common shares outstanding:
Basic	10,189,008	10,177,497	10,204,997	10,177,497
Diluted	10,193,350	10,179,769	10,205,633	10,179,735

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Net cash flows provided by operating activities	$44,248,761	$34,403,823

Cash flows from investing activities:

Purchases of property, plant and equipment	(28,348,659)	(16,703,433)
Purchases of short-term marketable securities	-	(68,168,522)
Sales of short-term marketable securities	-	15,000,000
Investment in Chinese joint venture	(8,820,000)	(2,940,000)
Collateral for outstanding foreign currency exchange contracts (Note 8)	(4,326,000)	-
Return of collateral for outstanding foreign currency exchange
contracts (Note 8)	2,163,000	-
Purchases of long-term marketable securities	(780,339)	(785,209)
Sales of long-term marketable securities	689,104	667,325
Other	1,850	106,632

Net cash flows used in investing activities	(39,421,044)	(72,823,207)

Cash flows from financing activities:

Dividends paid	(5,499,898)	(5,190,524)
Proceeds from the issuance of common stock	568,198	-
Excess tax benefits from the exercise of stock options	163,059	-

Net cash flows used in financing activities	(4,768,641)	(5,190,524)

Effect of exchange rate changes on cash and cash equivalents	1,324,176	(1,401,337)

Net increase (decrease) in cash and cash equivalents	1,383,252	(45,011,245)

Cash and cash equivalents at beginning of period	81,606,793	71,626,379

Cash and cash equivalents at end of period	$82,990,045	$26,615,134

Supplemental information:
Income tax payments	$9,164,398	$9,978,896
Interest payments	$208,549	$373,221

Non-cash investing activities:
Purchases of property, plant and equipment
included in accounts payable	$2,397,033	$1,377,432
Appreciation of short-term marketable securities	$-	$668,973

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the nine and three months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance entitled, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (ASC or, collectively, the Codification). The Codification is the source of authoritative U. S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP but reorganizes the literature; future changes to it will be communicated through an “Accounting Standards Update” (ASU). The Codification became effective for the Corporation for the interim period ended September 30, 2009 but, since it did not change GAAP, it did not impact the consolidated financial statements.

In December 2007, the FASB issued revised guidance relating to business combinations. While the revised guidance retains the fundamental requirements of the original guidance, it further defines the acquirer and is broader in scope as to its applicability. It is effective for any business combination completed by the Corporation whereby the Corporation obtains control with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued new guidance on consolidations requiring (1) entities that prepare consolidated financial statements and have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary to clearly identify and label ownership interests in subsidiaries held by parties other than the parent on the consolidated balance sheet and the amount of consolidated net income attributable to the parent and the non-controlling interest on the consolidated statement of income and (2) additional disclosures relating to changes in ownership interests and other relevant items. The new guidance became effective on January 1, 2009. The Corporation currently does not have any non-controlling interests in any of its subsidiaries; accordingly, the guidance did not impact the Corporation.

In February 2008, the FASB issued new guidance on fair value measurements and disclosures for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The new guidance was adopted as of January 1, 2009, its effective date, and did not impact the Corporation.

In March 2008, the FASB issued new guidance relating to disclosure requirements for derivative and hedging activities. The new guidance became effective for the Corporation on January 1, 2009 and required disclosures are included in Note 8.

In April 2009, the FASB issued additional guidance relating to disclosures for fair value measurements and impairment of securities including determining fair values when there is no active market or where the price inputs being used represent distressed sales. Transactions are no longer presumed to be distressed or not orderly but, instead, will be determined on the weight of the evidence to indicate such. Also, new guidance was provided with respect to fair value disclosures for any financial instruments not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year but are now required on a quarterly basis. Additional guidance was also issued regarding the timing of the recognition of an impairment and the credit and noncredit components of impaired debt securities that are not expected to be sold. The new guidance became effective for the Corporation for interim and annual periods ending after June 30, 2009; however, as acceptable, the Corporation early adopted the guidance for the interim period ended March 31, 2009 which did not have a significant impact on the operating results, financial position or liquidity of the Corporation.

In May 2009, the FASB issued new guidance on subsequent events which requires disclosure of the date through which subsequent events have been evaluated and the basis for that date. The new guidance became effective for the Corporation for the interim period ended June 30, 2009 and the required disclosures are included in Note 14.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued new guidance relating to disclosures about postretirement benefit plan assets including how investment allocation decisions are made, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The new guidance becomes effective for the Corporation for the year ending December 31, 2009 and the Corporation is currently evaluating the effects that the new disclosures requirements may have on its annual financial statements.

In June 2009, the FASB issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance becomes effective for the Corporation on January 1, 2010 and the Corporation is currently evaluating the effects that it may have on its operating results, financial position and liquidity.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides clarification as to the determination of the fair value of a liability when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the Corporation for the interim period ending December 31, 2009 and is not expected to have a significant effect on its operating results, financial position or liquidity.

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010.

2.	Inventories

At September 30, 2009 and December 31, 2008, approximately 62% and 65%, respectively, of the inventories were valued on the LIFO method with the remaining inventories being valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2009	2008

Raw materials	$13,521	$12,761
Work-in-process	24,452	28,385
Finished goods	15,965	12,817
Supplies	10,643	8,671
	$64,581	$62,634

3.      Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2009	2008

Land and land improvements	$4,750	$4,749
Buildings	31,324	31,227
Machinery and equipment	147,922	146,146
Construction-in-progress	42,923	14,945
Other	7,222	7,425
	234,141	204,492
Accumulated depreciation	(123,391)	(117,759)
	$110,750	$86,733

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2009	2008

Customer-related liabilities	$8,680	$9,512
Foreign currency exchange contracts	2,789	6,887
Accrued sales commissions	2,077	2,853
Accrued income taxes payable	2,219	1,164
Dividend payable	1,840	1,832
Other	4,984	4,916
	$22,589	$27,164

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Balance at beginning of the period	$4,724	$6,156	$5,153	$5,768
Satisfaction of warranty claims	(1,199)	(3,150)	(448)	(1,195)
Provision for warranty claims	1,416	2,490	527	919
Other, primarily impact from changes in foreign
currency exchange rates	223	(333)	(68)	(329)
Balance at end of the period	$5,164	$5,163	$5,164	$5,163

-  8 -

5.   Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2009 and 2008 were as follows:

	(in thousands)
	2009	2008

U.S. pension benefits plans	$5,000	$-
U.K. pension benefits plan	$1,058	$1,352
Other postretirement benefits (e.g. net payments)	$438	$439
U.K. defined contribution plan	$200	$382

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
U.S. Pension Benefits	2009	2008	2009	2008

Service cost	$2,099	$1,978	$674	$634
Interest cost	6,302	5,949	2,186	1,989
Expected return on plan assets	(7,696)	(8,403)	(2,651)	(2,798)
Amortization of prior service cost	545	488	228	164
Amortization of actuarial loss (gain)	1,415	(98)	552	(33)
Net benefit cost (income)	$2,665	$(86)	$989	$(44)

Foreign Pension Benefits

Interest cost	$1,717	$1,944	$649	$624
Expected return on plan assets	(1,094)	(2,061)	(414)	(661)
Amortization of actuarial loss	342	230	130	73
Net benefit cost	$965	$113	$365	$36

Other Postretirement Benefits

Service cost	$317	$304	$98	$101
Interest cost	609	589	189	196
Amortization of prior service cost	65	51	22	17
Amortization of actuarial loss	7	42	4	14
Net benefit cost	$998	$986	$313	$328

6.   Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2009 approximated $21,072,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

7.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income	$23,827	$33,726	$8,715	$11,974
Foreign currency translation adjustments	4,045	(5,143)	(1,299)	(5,398)
Unrecognized components of employee benefit plans	1,522	452	583	140
Unrealized holding gains (losses) on marketable securities	425	209	216	(63)
Change in the fair value of derivatives (cash flow hedges)	367	1,971	(335)	2,605
Comprehensive income	$30,186	$31,215	$7,880	$9,258

8. Foreign Currency Exchange and Futures Contracts
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

As of September 30, 2009, approximately $58,917,000 of anticipated foreign-denominated sales has been hedged of which $26,448,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $32,469,000 is covered by fair value contracts settling at various dates through September 2013. As of September 30, 2009, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $886,000 and is recorded as other current liabilities. The fair value of the remaining cash flow contracts equaled $261,000 and is recorded as other noncurrent liabilities. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $(504,000), net of income taxes, as of September 30, 2009.  During the nine months ended September 30, 2009, approximately $(775,000), net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(664,000) expected to be released to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2009 and 2008, approximately $(330,000) and $(2,465,000), respectively, was released to pre-tax earnings and during the three months ended September 30, 2009 and 2008, approximately $(266,000) and $(735,000), respectively, was released to pre-tax earnings.

As of September 30, 2009, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $1,903,000 and is recorded as other current liabilities. (The fair value of the related hedged item, recorded as other current assets, approximated $1,868,000.) The fair value of the remaining fair value hedges equaled $874,000 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $906,000). The fair value of assets held as collateral as of September 30, 2009 approximated $2,397,000.

As a result of a customer’s cancellation of orders, approximately $6,000,000 of fair value hedge contracts was terminated in 2009 and, accordingly, were deemed to be ineffective. The fair value of the hedges was not significant. No portion of the existing cash flow hedges was considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts were excluded from assessing the effectiveness of the hedge.

(Losses) gains on foreign exchange transactions approximated $(1,207,000) and $(1,162,000) for the nine months ended September 30, 2009 and 2008, respectively, and $640,000 and $(118,000) for the three months ended September 30, 2009 and 2008, respectively, and are included in other income (expense).

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. The contracts are designated as cash flow hedges and are recorded in the condensed consolidated balance sheet as either an asset or a liability measured at their fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the foreign currency purchase contract is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction (i.e., remittance of the progress payment), the foreign currency purchase contract is settled and the change in fair value deferred in accumulated other comprehensive income (loss) is reclassified to earnings (depreciation expense) over the life of the underlying assets.

As of September 30, 2009, approximately $10,400,000 of anticipated foreign-denominated purchases has been hedged with cash flow contracts settling at various dates through September 2010. The fair value of these contracts as of September 30, 2009 approximated $935,000 and is recorded as other current assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $582,000, net of income taxes, as of September 30, 2009. During the nine months ended September 30, 2009, approximately $582,000, net of income taxes, was recognized as comprehensive income (loss). Since the underlying assets have not yet been placed in service, no amounts were released to earnings during the nine months and three months ended September 30, 2009. Additionally, the amount expected to be released to earnings (as an offset to depreciation expense) within the next 12 months is not significant.

In addition, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2009, approximately 60% or $1,088,000 of anticipated copper purchases over the next 4 months and 63% or $662,000 of anticipated aluminum purchases over the next 6 months are hedged. The fair value of these contracts approximated $154,000 as of September 30, 2009. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $96,000, net of income taxes, as of September 30, 2009. During the nine months ended September 30, 2009, approximately $491,000, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $154,000 expected to be released over the next 12 months.  During the nine months ended September 30, 2009 and 2008, approximately $493,000 and $169,000, respectively, was released to pre-tax earnings and during the three months ended September 30, 2009 and 2008, approximately $281,000 and $(21,000), respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of September 30, 2009 approximated $291,000.

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

Stock-based compensation expense for the nine and three months ended September 30, 2009 of $1,425,000 and $380,000, respectively, includes expense associated with the September 2008 and February 2009 grants. The related income tax benefit recognized in the statement of operations for the nine and three months ended September 30, 2009 was approximately $499,000 and $133,000, respectively. Stock-based compensation expense for the nine and three months ended September 30, 2008 approximated $1,279,000 for costs associated with the September 2008.The related income tax benefit recognized in the statement of operations for the nine and three months ended September 30, 2008 was approximately $448,000.

10.  Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of September 30, 2009 were as follows:

	(in thousands)
	Level 1	Level 2	Level 3	Total
Investments
Other noncurrent assets	$2,479	$-	$-	$2,479
Foreign currency exchange (sales and purchase) contracts
Other current assets	-	2,803	-	2,803
Other noncurrent assets	-	874	-	874
Other current liabilities	-	2,789	-	2,789
Other noncurrent liabilities	-	1,167	-	1,167

11.  Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net Sales:
Forged and Cast Rolls	$147,394	$223,053	$44,766	$80,059
Air and Liquid Processing	85,301	83,372	27,195	25,847
Total Reportable Segments	$232,695	$306,425	$71,961	$105,906

Income before Income Taxes:
Forged and Cast Rolls	$35,938	$49,426	$10,937	$17,834
Air and Liquid Processing	10,586	7,286	4,219	1,910
Total Reportable Segments	46,524	56,712	15,156	19,744
Other expense, including corporate costs	(8,450)	(5,958)	(1,065)	(2,313)

Total	$38,074	$50,754	$14,091	$17,431

While consolidated total assets for the Corporation are comparable as of September 30, 2009 and 2008, total assets of the Forged and Cast Rolls segment have increased primarily due to capital expenditures and total assets of the Air and Liquid Processing segment have decreased as a result of insurance recoveries attributable to settlement of asbestos-related claims (Note 12).

12.Litigation (claims not in thousands)

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

Asbestos Claims
The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary and the former division, for the nine months ended September 30, 2009:

Approximate open claims at end of period	8,870	(1)
Gross settlement and defense costs (in 000’s)	$21,191
Approximate claims settled or dismissed	1,649

(1) Included as “open claims” are approximately 2,579 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance
Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 333 as of September 30, 2009, are not included within the Coverage Arrangement.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

On August 4, 2009, Howden filed a lawsuit in the United States District Court for the Western District of Pennsylvania against the Corporation, two insurance companies that allegedly issued policies to Howden that are not relevant to the Corporation, and two other insurance companies that issued excess insurance policies covering certain subsidiaries of the Corporation (the “Excess Policies”), but that are not yet part of the Coverage Arrangement.  In the lawsuit, Howden seeks a declaratory judgment from the court as to the respective rights and obligations of Howden, the Corporation and the insurance carriers under the Excess Policies.  One of the excess carriers and the Corporation have filed cross-claims against each other seeking declarations regarding their respective rights and obligations under Excess Policies issued by that carrier.  The Corporation’s cross-claim also seeks damages for the carrier’s failure to pay certain defense and indemnity costs.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014,436 ($183,435,090 as of September 30, 2009). While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable as of December 31, 2008 of $136,175,929 ($119,655,088 as of September 30, 2009) was for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838,507 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to be incomplete for one or more of the reasons that affect insurance allocations as described above, creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $850,000 at September 30, 2009 is considered adequate based on information known to date.

14. Subsequent Events

Subsequent events have been evaluated through November 6, 2009, the date the financial statements were issued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation currently operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment.

Over the past year, the Forged and Cast Rolls group has been affected by the weak economy and worldwide recession which has forced customers to cut back their level of steel and aluminum production, temporarily shut down facilities and place new mill projects on hold. Operating results for Davy Roll have been further impacted by the weakening of the British pound sterling in relation to the U.S. dollar. There are signs that the industries served are recovering, particularly in China and Asia, which will improve demand for rolling mill rolls as customers consume their existing roll inventories. In addition, other areas of the world including North America are expected to increase production levels in 2010. The Corporation’s capital investment program, in the second of three years, is progressing on schedule. It will enable the segment to maximize capacity and productivity when business returns to more normal volumes.

Year-to-date operating results for the Air and Liquid Processing group have not been affected by the weakened economy as significantly as the Forged and Cast Rolls group due to strong shipments to the energy sector. Performance for the remainder of the year and 2010, however, is contingent on the volume of new orders.

Operations for the Nine and Three Months Ended September 30, 2009 and 2008

Net Sales.  Net sales for the nine months ended September 30, 2009 and 2008 were $232,695,000 and $306,425,000, respectively, and $71,961,000 and $105,906,000, respectively, for the three months then ended.  Backlog approximated $538,073,000 at September 30, 2009 versus $690,727,000 as of December 31, 2008 and $831,116,000 as of September 30, 2008. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales approximated 67.7% and 71.3% for the nine months ended September 30, 2009 and 2008, respectively, and 66.0% and 71.9% for the three months then ended. The improvement is primarily attributable to lower material, labor and operating costs offset by higher pension-related costs. Additionally, for the first nine months of the current year, the Forged and Cast Rolls group benefited from higher surcharge revenues which recoup certain increases in material costs charged in earlier periods.

Selling and Administrative.  Selling and administrative expenses decreased principally due to the effects from the lower volumes of shipments, particularly commission costs. Recognition of stock-based compensation related to stock options granted amounted to $1,425,000 and $380,000 for the nine and three months ended September 30, 2009 in comparison to $1,279,000 for the nine and three months ended September 30, 2008.

Income from Operations.  Income from operations for the nine months ended September 30, 2009 and 2008 approximated $39,009,000 and $50,134,000, respectively, and $12,713,000 and $16,562,000 for the three months ended September 30, 2009 and 2008, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income are less than the comparable prior year periods and have been affected by the diminution in consumption of rolling mill rolls by the steel and aluminum industries. In contrast, through September 2008, prior to the financial dislocation, the global steel and aluminum industries were operating at or near capacity. Although negatively impacted by the fall off in shipments, operating income benefited from lower costs for scrap and alloys, short-time working, reductions in manning, and a decrease in commission expense and freight costs.

Backlog approximated $500,949,000 at September 30, 2009 against $635,884,000 as of December 31, 2008 and $775,880,000 as of September 30, 2008. The decline is a result of current period shipments; customers not adding to existing orders which, in many instances, extended several years into the future due to concerns over the availability of rolls; and lower order values as surcharges are reduced to reflect the decrease in material costs and exchange rates used to convert the backlog of Davy Roll. To date, order cancellations have been minimal.  The backlog of orders continues to be subject to rescheduling to better match the changing production levels of the segment’s customers. Accordingly, it is difficult to accurately predict the proportion of backlog to ship in 2010 and thereafter; however, based on current estimates, approximately $222,000,000 is expected to be released after 2010. In addition, the Forged and Cast Rolls group has commitments of roughly $60,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. Generally, business activity for this segment trails the economy by six to twelve months. Accordingly, sales and operating income for the group exceeded the comparable prior year periods principally because of strong orders brought forward from 2008 and received during the earlier part of this year as well as lower material and labor costs. Specifically, Buffalo Pumps benefited from a higher volume of pumps to the energy sector and the U.S. Navy. A shift in product mix aided Aerofin’s performance with increased shipments to electric utility customers offset by a reduction in lower-margin sales to original equipment manufacturers. Buffalo Air Handling, however, continues to operate at close to a break-even level due to a significant reduction in its backlog of orders as construction projects for pharmaceutical, hospital and universities have been adversely impacted by the weak economy. As of September 30, 2009, backlog approximated $37,124,000 in comparison to $54,843,000 as of December 31, 2008 and $55,236,000 as of September 30, 2008 and has declined for each of the units because of the slowdown in business activity. Approximately 75% of the month-end backlog is expected to ship in 2009.

Other Income (Expense). Investment-related income for the nine months ended September 30, 2009 was less than the comparable prior year period due to lower investment returns. The improvement in investment-related income for the three months ended September 30, 2009 is attributable to the timing of the dividend from its Chinese cast-roll joint venture which was received in the third quarter of the current year but in the second quarter of the prior year. The dividend approximated $800,000 in both years.

Interest expense decreased due to a decline in average interest rates incurred on the outstanding Industrial Revenue Bonds.

The fluctuation in other - net for the nine months ended September 30, 2009 is due to an additional provision of $382,000 for environmental costs estimated to be incurred relating to the remediation of real estate previously owned whereas the comparable prior year period benefited from a $960,000 reduction in an accrual for environmental remediation for unrelated locations which were previously sold. Other – net for the three month periods is relatively comparable. The third quarter of 2009 benefited from foreign exchange gains whereas 2008 recognized income from the $960,000 reduction in the accrual for environmental remediation of locations previously sold.

Income Taxes. The increase in the effective income tax rate between the two years is primarily attributable to a change in the composition of projected net income before income taxes. For 2009, a higher proportion of net income before income taxes is anticipated to be generated by the U.S. operations which are taxed at a statutory federal rate of 35% versus 28% in the U.K.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the nine months ended September 30, 2009 and 2008 equaled $23,827,000 or $2.34 per common share and $33,726,000 or $3.31 per common share, respectively, and $8,715,000 or $0.85 per common share and $11,974,000 or $1.18 per common share for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 principally due to a reduction in accounts receivables offset by lower earnings. While business activity declined in 2009 as a result of the economic slowdown, the first nine months of 2008 was experiencing significant growth and record-level demand from steel and aluminum producers throughout the world.

The decrease in net cash flows used in investing activities is primarily attributable to maintaining available funds in cash and cash equivalents versus investing in short-term marketable securities. During the third quarter of 2009, Union Electric Steel made its final contribution for its 49% interest in a Chinese joint venture; contribution requirements of $14,700,000 were made over the past three years with $8,820,000 contributed in 2009 and $2,940,000 contributed in each of 2008 and 2007. Also, in 2009, monies were deposited in escrow and are being held as collateral for the outstanding foreign currency sale contracts of Davy Roll. A portion of these monies were returned during the quarter in connection with the diminishing exposure relating to the outstanding contracts. As of September 30, 2009, future capital expenditures approximating $32,593,000, to be spent over the next 12 – 18 months, have been approved.

Net cash flows used in financing activities represent primarily the payment of dividends which are paid one quarter in arrears. The increase in dividends paid is due to an increase in the dividend rate ($0.54 per common share through September 2009 versus $0.51 through September 2008) and the number of common shares outstanding.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2009 is related to the strengthening of the U.K. pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents increased $1,383,000 in 2009 and ended the period at $82,990,000 in comparison to $81,607,000 at December 31, 2008.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2009 was approximately $9,500,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
AMPCO-PITTSBURGH CORPORATION

Item 1            Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A         Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 6, 2009	BY: s/Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: November 6, 2009	BY: s/Marliss D. Johnson
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