Form 10-K
period 2009-12-31
AMPCO PITTSBURGH CORP
filed 2010-03-16
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes          No  ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer        Accelerated Filer  ✓    Non-accelerated Filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2009 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $200 million.

As of March 8, 2010, 10,246,827 common shares were outstanding.

Documents Incorporated by Reference: Part III, Item 11 of this report incorporates by reference certain information from the Proxy Statement dated March 16, 2010.

5	ampco pittsburgh | 2009 annual report

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2009 are set forth in Note 19 (Business Segments) on page 53 of this Annual Report on Form 10-K.

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

The Davy Roll Company Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets. Davy Roll also has an investment in a Chinese producer of cast rolls.

Air and Liquid Processing Segment

Aerofin Division of Air & Liquid Systems Corporation produces finned tube and plate finned heat exchange coils for the commercial and industrial construction, process and utility industries and is located in Lynchburg, Virginia.

Buffalo Air Handling Division of Air & Liquid Systems Corporation produces large custom air handling systems used in commercial, institutional and industrial buildings and is located in Amherst, Virginia.

Buffalo Pumps Division of Air & Liquid Systems Corporation manufactures a line of centrifugal pumps for the refrigeration, power generation and marine defense industries and is located in North Tonawanda, New York.

All three of the divisions in this segment are principally represented by a common independent sales organization and have several major competitors.

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users located throughout the world.

The Forged and Cast Rolls segment has one international customer which constituted 11% of its sales in 2009. The loss of this customer would not be expected to have a significant adverse financial impact on the segment.

For additional information on the products produced and financial information about each segment, see page 4 and Note 19 (Business Segments) on page 53 of this Annual Report on Form 10-K.

ampco pittsburgh | 2009 annual report	6

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

Backlog

The backlog of orders at December 31, 2009 was approximately $501 million compared to a backlog of $691 million at year-end 2008. In addition, the Corporation is a party to long-term supply agreements under which certain customers are committed to purchasing approximately $80 million (through 2012) of product for which specific orders have not yet been received. To better match the changing production levels of the Corporation’s customers, backlog remains subject to rescheduling including, in some situations, bringing forward orders previously deferred. Accordingly, it is difficult to accurately predict the proportion of backlog to ship in 2010 and thereafter; however, based on current estimates, approximately $233 million is expected to be released after 2010.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, each of the Corporation’s businesses in both segments incurs expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.35 million in 2009, $1.35 million in 2008 and $1.2 million in 2007.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2009 and such expenditures are not expected to be material in 2010.

Employees

On December 31, 2009, the Corporation had 1,231 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 53 of this Annual Report on Form 10-K.

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

7	ampco pittsburgh | 2009 annual report

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation is as follows:

Robert A. Paul (age 72). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He has been a Director since 1970 and his current term expires in 2012. He is also President and a director of The Louis Berkman Investment Company. Mr. Paul has been a shareholder, officer and director of the Corporation for more than 40 years.

Rose Hoover (age 54). Ms. Hoover has been employed by the Corporation for more than thirty years. She currently serves as Senior Vice President and Secretary of the Corporation since April 2009 and prior to that served as Vice President Administration and Secretary of the Corporation since December 2006. For more than five years prior to December 2006, she was Vice President and Secretary of the Corporation.

Marliss D. Johnson (age 45). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for ten years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Terrence W. Kenny (age 50). Mr. Kenny has served the Corporation for over twenty-five years holding various financial and operational positions at the Corporate and subsidiary level. He currently serves as President of the Air and Liquid Processing Group since April 2009 and prior to that served as Group Vice President of the Corporation for more than five years.

Robert F. Schultz (age 62). Mr. Schultz has been with the Corporation for twenty-nine years, twenty of which he has served as Vice President Industrial Relations and Senior Counsel. For more than five years prior to joining the Corporation, Mr. Schultz practiced law in a private practice law firm.

(1) Officers serve at the discretion of the Board of Directors and none of the listed individuals serve as a director of a public company, except that Mr. Paul is a director of the Corporation.

ampco pittsburgh | 2009 annual report	8

ITEM 1A. RISK FACTORS

From time to time, important factors may cause actual results to differ materially from any future expected results based on performance expressed or implied by any forward-looking statements made by us, including known and unknown risks, uncertainties and other factors, many of which are not possible to predict or control. Several of these factors are described from time to time in our filings with the Securities and Exchange Commission, but the factors described in filings are not the only risks that are faced.

Roll Demand

An unprecedented increase in steel production prior to 2009, particularly in China and certain other developing countries, had created a severe shortage of rolling mill roll production capacity throughout the world. This shortage resulted in our Forged and Cast Rolls segment receiving orders and contracts for the supply of rolls for several years into the future. Cancellation of such orders and contracts or delays in acceptance of delivery of rolls by customers may result in potential adverse impact on financial results and be the subject of contract renegotiation or even litigation.

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

Prices and Availability of Commodities

We use certain commodities in the manufacture of our products. These include steel scrap, ferroalloys and energy. Any sudden price increase may cause a reduction in profit margins or losses where fixed-priced contracts have been accepted or increases cannot be obtained in future selling prices. In addition, there may be curtailment in electricity or gas supply which would adversely impact production. Shortage of critical materials while driving up costs may be of such severity as to disrupt production, all of which may impact sales and profitability.

Labor Agreements

We have several key operations which are subject to multi-year collective bargaining agreements with our hourly work force. While we believe we have excellent relations with our unions, there is the risk of industrial action at the expiration of an agreement if contract negotiations break down, which may disrupt manufacturing and impact results of operations.

9	ampco pittsburgh | 2009 annual report

Dependence on Certain Equipment

Our principal business relies on certain unique equipment including a single electric arc furnace and forge press. If any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may have a similar impact.

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2009, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs of our pending and future asbestos legal proceedings for the next nine years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. The ultimate liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

ampco pittsburgh | 2009 annual report	10

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	251,370 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Industrie Park B-3980 Tessenderlo Belgium	Sales and engineering	4,500*	Cement block

The Davy Roll Company Limited Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Air & Liquid Systems Corporation

Aerofin Division 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Division Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pump Division 874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 9 acres	Metal, brick and cement block

* Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated at 70% of their normal capacity during 2009. The facilities of the Air and Liquid Processing segment were operated within 65% to 75% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

11	ampco pittsburgh | 2009 annual report

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the three years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007

Open claims at end of period	8,168	(1)	9,354	(1)	8,335	(1)

Gross settlement and defense costs (in 000’s)	$28,744		$19,102		$19,736

Claims resolved	3,336		1,015		2,638

(1)	Included as “open claims” are approximately 1,938 claims in 2009, 3,243 claims in 2008 and 3,155 claims in 2007 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 325 as of December 31, 2009, are not included within the Coverage Arrangement. The one claim filed against the former division also is not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

ampco pittsburgh | 2009 annual report	12

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

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis was most recently updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018. The methodology used by HR&A in its projection in 2008 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 estimate, relied upon and included the following factors:

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

Using this information, HR&A estimated in 2008 the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for its fiscal year ended December 31, 2009, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2008, as updated by the Corporation to reflect its Asbestos Liability expenditures through December 31, 2009.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), as well as a number of additional factors. These additional factors included the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation retained in 2008 a nationally-recognized insurance consulting firm to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2018. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

13	ampco pittsburgh | 2009 annual report

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207 million, of which approximately 86% was attributable to settlement costs for unasserted claims projected to be filed through 2018 and future defense costs. The reserve at December 31, 2009 was $177 million. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable at December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $136.2 million ($115 million as of December 31, 2009). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70.8 million difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

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

ampco pittsburgh | 2009 annual report	14

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2009 Per Share			2008 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$ 24.96	$ 7.64	$ 0.18	$ 45.68	$ 29.19	$ 0.18
Second	29.50	12.69	0.18	53.67	41.94	0.18
Third	29.90	20.07	0.18	45.83	23.75	0.18
Fourth	33.27	26.48	0.18	27.00	12.49	0.18
Year	33.27	7.64	0.72	53.67	12.49	0.72

The number of shareholders at December 31, 2009 and 2008 equaled 545 and 566, respectively.

15	ampco pittsburgh | 2009 annual report

STOCK PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return

Standard & Poors 500 and Value Line’s Steel (Integrated)

(Performance results through December 31, 2009)

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2004 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 and Value Line’s Steel (Integrated).

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

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ampco pittsburgh | 2009 annual report	16

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2009	2008	2007	2006	2005

Net sales	$299,177	$394,513	$346,834	$301,780	$246,999

Net income(1)	27,677	12,575	39,231	16,635	15,036

Total assets(2)	471,825	488,981	404,392	381,211	241,869

Shareholders’ equity	179,202	144,987	187,730	140,204	141,301

Net income per common share:

Basic(1)	2.71	1.24	3.90	1.69	1.54

Diluted	2.71	1.24	3.88	1.67	1.53

Per common share:

Cash dividends declared	0.72	0.72	0.60	0.40	0.40

Shareholders’ equity	17.49	14.25	18.45	14.25	14.47

Market price at year end	31.53	21.70	38.13	33.48	14.51

Weighted average common shares outstanding	10,200	10,177	10,046	9,828	9,760

Number of shareholders	545	566	593	629	698

Number of employees	1,231	1,306	1,323	1,324	1,234

(1)	Net income includes:

2009 – An after-tax charge of $2,831, or $0.28 per common share, associated with the write-off of goodwill deemed to be impaired at one of the divisions of the Air and Liquid Processing segment (see Note 19 to Consolidated Financial Statements) and a reduction in the effective state income tax rate for which certain net deferred income tax assets will be realized.

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

2006 – An after-tax charge of $15,888 for estimated costs of asbestos-related litigation through 2013 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements) offset by the release of $6,500 of tax-related valuation allowances primarily associated with the U.K. operation for a net decrease to net income of $9,388 or $0.96 per common share.

2005 – After-tax proceeds from the settlement of a business interruption insurance claim related to flooding in 2004 and the release of $4,404 of tax-related valuation allowances primarily associated with the U.K. operation for a combined improvement to net income of $6,044 or $0.62 per common share.

(2)	Total assets include asbestos-related insurance receivables of $115,430 for 2009, $136,176 for 2008, $94,548 for 2007 and $114,548 for 2006 (see Note 17 to Consolidated Financial Statements).

17	ampco pittsburgh | 2009 annual report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel) and The Davy Roll Company Limited (Davy Roll). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas Davy Roll produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

In 2009, the Forged and Cast Rolls group was affected by the slowdown of manufacturing activity throughout its customer base resulting from the global economic downturn. Customers were forced to curtail their level of steel and aluminum production, temporarily idle facilities and place new mill projects on hold. While there were deferrals and attempts to cancel existing orders on hand, the segment was successful in rescheduling deliveries to future periods. Cancellations were minimal. There are signs that the markets served are beginning to recover, particularly in Asia, and we believe a global shortage of capacity for forged hardened steel rolls will remain when world steel production returns to pre-2009 levels. The need for additional rolls, however, is expected to lag the economic recovery until companies consume their existing excess inventories. Expectations for 2010 are for a modest increase in roll consumption in the industry and, for us, a gradual improvement in production levels.

The major capital investment program for the group which began in 2008 continues. The expansion at Union Electric Steel’s melting and forging facility is complete and installation of a forge press, manipulator and ancillary equipment is targeted for 2010. Furnace upgrades at Davy Roll were finished in 2009. Recently, our Board of Directors approved the expansion of the heat treatment capability at Davy Roll in 2010. When business returns to more normal volumes, these projects will be critical to minimize equipment downtime, maintain the manufacture of premium quality product, enhance self-reliance, and maximize capacity and productivity.

Union Electric Steel MG Roll Company, Ltd. (UES-MG), the Chinese joint venture company in which Union Electric Steel holds a 49% interest, is expected to begin limited production in the fall of 2010. It will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by Union Electric Steel. The initial annual capacity of the joint venture was expected to approximate 10,000 metric tons; however, the global slowdown in roll consumption and the resultant current lack of demand for large backup rolls has caused the joint venture to reduce its initial capacity by approximately fifty percent. Union Electric Steel has exclusive rights for sales and marketing.

For the Air and Liquid Processing segment, business activity generally trails the economy by six to twelve months. With a strong opening backlog, operating results for 2009 were not affected as severely by the fragile economy as operating results for the Forged and Cast Rolls segment. Order intake for the group declined as the year progressed resulting in an ending backlog lower than that of the past few years. Operating results for 2010 will be contingent on how quickly the segment’s markets rebound and customer spending resumes.

With indicators that the global economy is in the initial stages of recovery, we are cautiously optimistic. Operating results for 2010 are anticipated to be good, but, with expectations for increasing direct material costs and higher pension and depreciation expense, it will be difficult to outperform operating results of 2009. Additionally, we are financially liquid with over $66,000 in cash and cash equivalents as of December 31, 2009.

ampco pittsburgh | 2009 annual report	18

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2009		2008		2007
Net Sales:
Forged and Cast Rolls	$191,316	64%	$282,934	72%	$241,581	70%
Air and Liquid Processing	107,861	36%	111,579	28%	105,253	30%
Total	$299,177	100%	$394,513	100%	$346,834	100%

Income (Loss) from Operations:
Forged and Cast Rolls	$45,282	—	$63,754	—	$54,523	—
Air and Liquid Processing(1)	11,389	—	(41,020)	—	9,037	—
Corporate costs	(9,940)	—	(9,126)	—	(6,143)	—
Total	$46,731	—	$13,608	—	$57,417	—

Backlog:
Forged and Cast Rolls	$468,500	93%	$635,884	92%	$684,769	94%
Air and Liquid Processing	32,811	7%	54,843	8%	43,949	6%
Total	$501,311	100%	$690,727	100%	$728,718	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment for 2008 includes a provision for asbestos-related costs of $51,018 (see Note 17 to Consolidated Financial Statements).

Net sales, income (loss) from operations and backlog for 2009 were adversely affected by the worldwide economic downturn. A more detailed synopsis of each is included in the respective segment discussion below. The increase in corporate costs over the years is primarily attributable to stock-based compensation costs and higher pension-related costs and professional fees.

Gross margin, excluding depreciation, as a percentage of net sales was 32.2%, 29.0% and 29.7% for 2009, 2008 and 2007, respectively. The improvement for the current year is primarily due to lower raw material costs and lower labor charges related to reductions in manning and temporary layoffs to better match production schedules with customer needs offset by an increase in pension-related costs. The slight decline in 2008 from 2007 is attributable to higher costs for steel scrap and ferroalloys offset by better volumes during the first part of 2008 for the Forged and Cast Rolls segment.

Selling and administrative expenses totaled $39,722 (13.3% of net sales), $42,867 (10.9% of net sales) and $38,972 (11.2% of net sales) for 2009, 2008 and 2007, respectively. The dollar decrease in 2009 from 2008 is due to lower commissions which are based on a percentage of sales and lower freight costs primarily resulting from reduced volumes offset by higher pension-related expenses and stock-based compensation associated with stock options granted in 2009 and 2008. The dollar increase in 2008 from 2007 is principally attributable to recognition of stock-based compensation associated with stock options granted in 2008, higher sales commissions and freight as well as an increase in pension-related costs.

The goodwill impairment charge represents the write-off of goodwill associated with one of the divisions of the Air and Liquid Processing segment. We do not have any other material intangible assets.

The charge for asbestos litigation in 2008 represents an extension of the estimated costs of pending and future asbestos claims, net of estimated insurance recoveries, through 2018. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured decades ago by certain businesses of the Air and Liquid Processing segment (see Note 17 to Consolidated Financial Statements).

Investment-related income decreased in 2009 when compared to 2008 due to further decline in average interest rates during the year and a reduction in the amount available for investment. Despite the steady increase in investment balances throughout 2008, investment-related income decreased in 2008 when compared to 2007 as a result of the general decline in interest rates and lower realized appreciation of investments. Included in investment-related income are dividends from our Chinese cast-roll joint venture company which approximated $812, $800 and $540 in 2009, 2008 and 2007, respectively.

Interest expense for 2009 decreased from 2008 and 2007 attributable to lower interest rates on our variable-rate Industrial Revenue Bonds.

19	ampco pittsburgh | 2009 annual report

Other income (expense) fluctuated primarily as a result of additional provisions in 2009 of $475 for environmental costs estimated to be incurred relating to the remediation of real estate previously owned whereas 2008 benefited from a $960 reduction in an accrual for environmental remediation for unrelated locations which were previously sold. Also, foreign exchange losses were higher in 2009 than 2008 and 2007.

Our statutory income tax rate equals 35% which compares to an effective income tax rate of 38.0%, 15.1% and 32.8% for 2009, 2008 and 2007, respectively. For 2009, the income tax provision includes an additional charge to reflect a reduction in the effective state income tax rate for which certain net deferred income tax assets will be realized. For 2008, beneficial permanent differences for the domestic operations favorably impacted the effective income tax rate. In addition, for 2008 and 2007, the effective income tax rates were reduced by the reversal of valuation allowances previously provided against deferred income tax assets associated with capital loss carryforwards.

Equity losses in Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG. Since the joint venture is still in the construction stage and has not yet begun production, operating results have been insignificant. Limited production for the joint venture is anticipated to begin in the latter part of 2010.

As a result of the above, we earned $27,677 or $2.71 per common share for 2009, $12,575 or $1.24 per common share for 2008 and $39,231 or $3.90 per common share for 2007. Net income for 2009 includes an after-tax charge of $2,831 or $0.28 per common share for the goodwill impairment provision and adjustment of net deferred income tax assets to their realizable amount. Net income for 2008 includes an after-tax charge of $30,595 or $3.01 per common share for the estimated costs of asbestos-related litigation through 2018 offset by the release of tax-related valuation allowances associated with capital loss carryforwards. Net income for 2007 includes an after-tax benefit of $714 or $0.07 per common share for the release of tax-related valuation allowances associated with capital loss carryforwards.

Forged and Cast Rolls

	2009	2008	2007
Net sales	$191,316	$282,934	$241,581
Operating income	$45,282	$63,754	$54,523
Backlog	$468,500	$635,884	$684,769

As a result of the weak economy and worldwide recession, net sales for 2009 declined when compared to the prior years primarily due to lower consumption of rolling mill rolls and the deferral of orders by customers, particularly for the cast roll business in England. Prior to the financial dislocation in the latter part of 2008, the global steel and aluminum industries were operating at or near capacity. Additionally, revenues from the variable-index surcharge program decreased in 2009 versus 2008 as a result of lower costs of certain commodities. Specifically, a majority of customer orders include a provision allowing the selling price to be increased or decreased, as applicable, for corresponding changes in the published index cost of certain raw materials (e.g., steel scrap and ferroalloys) utilized in the manufacturing process. While this variable-index surcharge program helps to protect us and our customers against unpredictable changes in the cost of commodities used in the manufacturing process against the base cost of commodities used to establish selling prices at the time of order placement, there is a lag in timing of approximately six months between the recognition of these changes in our costs of products sold and in our revenues. Accordingly, as costs of commodities fell toward the end of 2008 and in 2009, the amount of billable surcharge revenue on 2009 shipments lessened. While reduced shipment levels negatively impacted operating income, the effect was minimized from lower raw material costs, principally for steel scrap and ferroalloys; temporary layoffs; reductions in manning; and a decrease in commission expense and freight costs.

Net sales and operating income for 2008 improved against 2007 due primarily to higher volumes offset by increased costs for steel scrap and ferroalloys for the majority of the year. Operating income for 2008 also includes approximately $800 of proceeds from the settlement of business interruption insurance claims relating to equipment breakdown at Davy Roll.

Deterioration in the weighted-average exchange rates used to translate sales and operating income of Davy Roll from the British pound sterling to the U.S. dollar also reduced sales and operating income for 2009 when compared to 2008 by $8,402 and $551, respectively, and when compared to 2007 by $12,809 and $840, respectively.

ampco pittsburgh | 2009 annual report	20

The decline in the 2009 backlog from the earlier years is a result of shipments outpacing new orders and, because of the variable-index surcharge mechanism, downward adjustments to existing order values to reflect lower material costs. Order cancellations have been minimal. To better match the changing production levels of the segment’s customers, backlog remains subject to rescheduling including, in some situations, bringing forward orders previously deferred. Accordingly, it is difficult to accurately predict the proportion of backlog to ship in 2010 and thereafter; however, based on current estimates, approximately $233,000 is expected to be released after 2010. In addition, the Forged and Cast Rolls group has commitments of roughly $80,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing

Operating income (loss) for 2008 includes a charge for asbestos litigation relating to claims resulting from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago by certain businesses of the Air and Liquid Processing segment of $51,018 (see Note 17 to Consolidated Financial Statements). In addition, uninsured legal and case management and valuation costs associated with asbestos litigation approximated $845, $671 and $450 in 2009, 2008 and 2007, respectively.

	2009	2008	2007
Net sales	$107,861	$111,579	$105,253
Operating income (loss)	$11,389	$(41,020)	$9,037
Backlog	$32,811	$54,843	$43,949

Net sales for 2009 were less than 2008 and attributable to lower business activity for Buffalo Air Handling with construction projects for pharmaceutical companies, hospitals and universities adversely impacted by the weak economy. Sales for Aerofin and Buffalo Pumps benefited from a strong opening order backlog and, during the first part of the year, new orders. Additionally, a shift in product mix aided Aerofin’s performance with increased shipments to electric utility customers offset by a reduction in lower-margin sales to original equipment manufacturers. Buffalo Pumps benefited primarily from the higher volumes of shipments to U.S. Navy shipbuilders. Lower raw material costs contributed further to the improvement in operating income. Due to uncertainties in the industry, including when business activity will return to historical levels as well as excess capacity in the market place, we determined that the goodwill associated with one of the divisions of the Air and Liquid Processing segment was impaired and recorded a pre-tax charge of $2,694 in the fourth quarter of 2009.

With respect to 2008, sales and operating income for Buffalo Pumps benefited from increased demand by power generation customers and U.S. Navy shipbuilders. Sales and operating income for Aerofin improved against 2007 due to higher volumes from original equipment manufacturers and utility customers. Buffalo Air Handling experienced weak demand from the construction industry causing a decline in sales and operating income when compared to the previous year.

Backlog of orders for each of the operations decreased when compared to 2008 and 2007 attributable to the economic slowdown and the fall off in new business during the latter part of 2009. The majority of the year end backlog is currently scheduled to ship in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2009 equaled $39,671 compared to $46,496 and $28,505 for 2008 and 2007, respectively. Although earnings improved in 2009 from 2008, the prior year includes an after-tax charge for asbestos-related litigation of $31,006 which negatively impacted net income but did not affect cash flows provided by operating activities. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and subject to tax benefits. Net asbestos-related payments equaled $9,175, $5,354 and $300 in 2009, 2008 and 2007, respectively, and are expected to near $10,000 in 2010. The goodwill impairment charge, recorded in 2009, does not impact net cash flows provided by operating activities. Contributions to our pension and other postretirement plans approximated $12,000 in 2009 (of which $10,000 were voluntary contributions), $10,000 in 2008 (of which $8,000 were voluntary contributions) and $2,500 in 2007 and exceeded net periodic pension and other postretirement benefit costs for each of the years. While required minimum contributions to our pension and other postretirement plans are expected to approximate $2,451 in 2010, additional voluntarily contributions may be made.

Accounts receivable decreased in 2009 when compared to 2008 as a result of the decline in sales during the fourth quarter of 2009 versus 2008. The increase in inventories at December 31, 2009 against December 31, 2008 is principally attributable to higher volumes of raw materials (particularly steel scrap, ferroalloys and other commodities).

21	ampco pittsburgh | 2009 annual report

Net cash flows used in investing activities were $(50,200), $(24,886) and $(14,373) in 2009, 2008 and 2007, respectively. Capital expenditures continued to increase as a result of the major capital program which began in 2008 and is expected to be completed in 2010. As of December 31, 2009, anticipated future capital expenditures are expected to approximate $22,231. During 2009, Union Electric Steel made its final contribution of $8,820 to the Chinese joint venture. Initial contributions of $2,940 were made in each of 2008 and 2007. Additionally, Davy Roll contributed $340 to its Chinese cast-roll joint venture in 2007. In 2009, monies were deposited in escrow and are being held as collateral for the outstanding foreign currency sale contracts of Davy Roll. A portion of these monies were returned by December 31, 2009 in connection with the diminishing exposure relating to the outstanding contracts.

Net cash outflows from financing activities include payment of dividends of $0.72 per common share in 2009 and 2008 and $0.60 per common share in 2007. During 2009 and 2007, stock options were exercised resulting in excess tax benefits. No options were exercised during 2008.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $15,166 in 2009 and ended the year at $66,441 in comparison to $81,607 and $71,627 at December 31, 2008 and 2007, respectively. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses. The total available at December 31, 2009 was approximately $9,500 (including £3,000 in the U.K. and €400 in Belgium).

We had the following contractual obligations outstanding as of December 31, 2009:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other

Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311	$—
Operating Lease Obligations	3,597	750	1,279	1,044	524	—
Capital Expenditures	22,231	19,991	2,240	—	—	—
Pension and Other Postretirement Benefit Obligations(2)	72,728	2,451	18,450	22,923	28,904	—
Purchase Obligations(3)	12,975	5,811	7,164	—	—	—
Unrecognized Tax Benefits(4)	804	—	—	—	—	804
Total	$125,646	$29,003	$29,133	$23,967	$42,739	$804

(1)	Amount represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. See Note 7 to the Consolidated Financial Statements. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. Contributions to the U.K. defined benefit plan are in accordance with local regulations. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates.

(3)	Represents primarily commitments for the purchase of natural gas through 2012 covering approximately 73% of anticipated needs to meet orders in backlog.

(4)	Represents uncertain tax positions and are included as “Other” since the period of cash settlement can not be reasonably estimated. See Note 13 to the Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned and have been named a Potentially Responsible Party at three third-party landfill sites. In addition, as a result of a sale of a segment, we retained the liability to remediate certain environmental contamination at two of the sold locations, one of which has been completed, and have agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination from one of these locations, the cost for which was accrued at the time of sale.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $876 accrued at December 31, 2009 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

ampco pittsburgh | 2009 annual report	22

The nature and scope of our business brings us into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, we and our subsidiaries from time to time are named in various legal actions. Generally, we do not anticipate that our financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, we and our subsidiaries are involved in multiple claims for alleged personal injury from exposure to asbestos-containing components used in certain products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2010, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2010 operating results. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment against the volatility in the cost of raw materials. Additionally, long-term labor agreements exist at each of the key locations and commitments have been executed for natural gas usage to cover a significant portion of orders in the backlog.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that are important to the presentation of our financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets, litigation, environmental matters, income taxes and stock-based compensation.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from our actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, mortality, rates of increases in compensation, employee turnover and discount rates.

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 6% for our foreign plan to be reasonable. Actual returns on plan assets for 2009 and 2008, respectively, approximated 23.79% and (30.02%) for the domestic plan and 17.44% and (17.33%) for the foreign plan.

The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 6.00% and 5.80% as of December 31, 2009 for our domestic and U.K. plans, respectively, to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,600. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $6,000. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2009.

23	ampco pittsburgh | 2009 annual report

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and our subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of certain of our operating businesses (“Asbestos Liability”) and of an inactive subsidiary in dissolution and another former division of ours. Other than an accrual for certain deductible features of our relevant insurance policies, prior to the fourth quarter of 2006, we had not accrued for settlement or defense costs for pending claims for Asbestos Liability nor for settlement or defense costs for claims that may be asserted against certain subsidiaries and us in the future. For prior periods, we did not have sufficient information to make a reasonable estimate of pending or future claims. To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability, along with applicable insurance coverage, and the amount of any estimates, we hired nationally-recognized asbestos-liability experts and insurance consultants. The experts were not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which we believe are immaterial. Based on their analyses, in 2006, we established reserves for the probable and reasonably estimable costs of Asbestos Liabilities, including defense costs, through 2013, and also established receivables for the insurance recoveries that were deemed probable. These amounts relied on assumptions that are based on currently known facts and strategy.

In 2008, we undertook another review of our Asbestos Liability claims, defense costs and the likelihood for insurance recoveries and determined that litigation costs net of insurance recoveries could be reasonably estimated through December 2018 causing an additional provision of $51,018. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect our Asbestos Liability and ability to recover under our insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

We intend to evaluate our estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the incurrence of future charges; however, we are currently unable to estimate such future charges. Adjustments, if any, to our estimate of our recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to our liquidity and consolidated financial position.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. We believe the potential liability for all environmental proceedings based on information known to date has been adequately reserved (see Note 18 to Consolidated Financial Statements).

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2009, we have deferred income tax assets approximating $65,339 net of a valuation allowance of $2,465.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2009, based on information known to date, we believe the amount of unrecognized tax benefits of $804 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

ampco pittsburgh | 2009 annual report	24

See Note 13 to Consolidated Financial Statements.

Accounting for stock-based compensation is based on the fair value of the stock options on the date of grant. The fair value is affected by our stock price and various assumptions including assumptions about the expected term of the options, volatility, dividends and the risk-free interest rate. If the fair value of granted stock options was re-determined, on a date other than the date of grant, the resulting fair value would differ. Accordingly, the fair value of stock options granted to date is not indicative of the fair value of stock options to be granted in the future (see Note 9 to Consolidated Financial Statements).

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance entitled, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (ASC or, collectively, the Codification). The Codification is the source of authoritative U. S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP but reorganizes the literature; future changes to it will be communicated through an “Accounting Standards Update” (ASU). The Codification became effective in 2009 but, since it did not change GAAP, it did not impact the consolidated financial statements.

In December 2007, the FASB issued revised guidance relating to business combinations. While the revised guidance retains the fundamental requirements of the original guidance, it further defines the acquirer and is broader in scope as to its applicability. It is effective for any business combination whereby we obtain control with an acquisition date on or after January 1, 2009.

In December 2007, the FASB issued new guidance on consolidations requiring (1) entities that prepare consolidated financial statements and have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary to clearly identify and label ownership interests in subsidiaries held by parties other than the parent on the consolidated balance sheet and the amount of consolidated net income attributable to the parent and the non-controlling interest on the consolidated statement of income and (2) additional disclosures relating to changes in ownership interests and other relevant items. The new guidance became effective on January 1, 2009. We currently do not have any non-controlling interests in any of our subsidiaries; accordingly, the guidance did not impact us.

In February 2008, the FASB issued new guidance on fair value measurements and disclosures for non-financial assets and liabilities which are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The new guidance was adopted as of January 1, 2009, its effective date, and did not impact us.

In March 2008, the FASB issued new guidance relating to disclosure requirements for derivative and hedging activities. The new guidance became effective on January 1, 2009 and required disclosures are included in Notes 1 and 11 to Consolidated Financial Statements.

In December 2008, the FASB issued new guidance relating to disclosures about postretirement benefit plan assets including how investment allocation decisions are made, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The new guidance became effective for the year ended December 31, 2009 and the required disclosures are included in Note 7 to Consolidated Financial Statements.

In April 2009, the FASB issued additional guidance relating to disclosures for fair value measurements and impairment of securities including determining fair values when there is no active market or where the price inputs being used represent distressed sales. Transactions are no longer presumed to be distressed or not orderly but, instead, will be determined on the weight of the evidence to indicate such. Also, new guidance was provided with respect to fair value disclosures for any financial instruments not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year but are now required on a quarterly basis. Additional guidance was also issued regarding the timing of the recognition of an impairment charge and the credit and noncredit components of impaired debt securities that are not expected to be sold. The new guidance became effective in 2009 and did not have a significant impact on our operating results, financial position or liquidity.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides clarification as to the determination of the fair value of a liability when a quoted price in an active market for the identical liability is not available. ASU 2009-05 became effective in 2009 and did not impact us.

25	ampco pittsburgh | 2009 annual report

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 became effective as of December 31, 2009 and did not have a significant impact on our financial disclosures. See Note 12 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance becomes effective on January 1, 2010 and we do not expect that the new guidance will have a significant effect on our operating results, financial position or liquidity.

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. We are currently evaluating the effects that the new guidance will have on our operating results, financial position or liquidity.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of us. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Annual Report on Form 10-K as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect our current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to, those described under Item 1A. Risk Factors of this Annual Report on Form 10-K. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. We undertake no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise.

ampco pittsburgh | 2009 annual report	26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We view our primary market risk exposures to relate to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, our policy is to hedge a portion of our foreign currency denominated sales and receivables, primarily U.S. sales denominated in Euros and U.K. sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that some exports of our foreign operation may increase and gross margins might improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for our domestic operations may increase and gross margins might improve. Accordingly, a 10% strengthening of either of the entities’ functional currency (the U.S. dollar and the British pound) is not expected to have a significant effect on our consolidated financial statements.

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferroalloys) would have an impact of approximately $7,000 and $9,800 in 2009 and 2008, respectively, with the reduction primarily being attributable to lower raw material costs in 2009. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect us against such commodity price increases.

See also Note 11 to Consolidated Financial Statements.

27	ampco pittsburgh | 2009 annual report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2009	2008

Assets

Current assets:

Cash and cash equivalents	$66,441	$81,607

Receivables, less allowance for doubtful accounts of $428 in 2009 and $211 in 2008	39,621	53,763

Inventories	69,975	62,634

Insurance receivable – asbestos	20,000	14,000

Other current assets	13,790	16,886

Total current assets	209,827	228,890

Property, plant and equipment, net	119,940	86,733

Insurance receivable – asbestos	95,430	122,176

Deferred income tax assets	25,953	35,156

Goodwill	—	2,694

Investments in joint ventures	14,867	6,537

Other noncurrent assets	5,808	6,795

	$471,825	$488,981

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$15,799	$16,906

Accrued payrolls and employee benefits	10,497	10,832

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	30,000	20,000

Other current liabilities	19,898	27,164

Total current liabilities	89,505	88,213

Employee benefit obligations	52,373	65,092

Asbestos liability	147,093	187,014

Other noncurrent liabilities	3,652	3,675

Total liabilities	292,623	343,994

Commitments and contingent liabilities (Note 8)

Shareholders’ Equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,246 shares in 2009 and 10,177 shares in 2008	10,246	10,177

Additional paid-in capital	116,396	113,471

Retained earnings	116,804	96,481

Accumulated other comprehensive loss	(64,244)	(75,142)

Total shareholders’ equity	179,202	144,987

	$471,825	$488,981

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2009 annual report	28

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2009	2008	2007

Net sales	$299,177	$394,513	$346,834

Operating costs and expenses:

Costs of products sold (excluding depreciation)	202,769	280,091	243,807

Selling and administrative	39,722	42,867	38,972

Depreciation	7,150	6,988	6,659

Goodwill impairment charge	2,694	—	—

Charge for asbestos litigation	—	51,018	—

Loss (gain) on disposition of assets	111	(59)	(21)

	252,446	380,905	289,417

Income from operations	46,731	13,608	57,417

Other (expense) income:

Investment-related income	1,039	2,263	3,576

Interest expense	(312)	(511)	(736)

Other – net	(2,569)	(545)	(1,894)

	(1,842)	1,207	946

Income before income taxes and equity losses in Chinese joint venture	44,889	14,815	58,363

Income tax provision	(17,050)	(2,240)	(19,132)

Equity losses in Chinese joint venture	(162)	—	—

Net income	$27,677	$12,575	$39,231

Net income per common share:

Basic	$2.71	$1.24	$3.90

Diluted	2.71	1.24	3.88

Weighted average number of common shares outstanding:

Basic	10,200	10,177	10,046

Diluted	10,204	10,180	10,109

See Notes to Consolidated Financial Statements.

29	ampco pittsburgh | 2009 annual report

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss(a)	Total
Balance January 1, 2007	$9,837	$105,428	$57,994	$(33,055)	$140,204
Adjustment to adopt uncertain tax positions			65		65
Comprehensive income:
Net income			39,231		39,231
Other comprehensive income(a)				7,478	7,478

Comprehensive income					46,709
Issuance of common stock including excess tax benefits of $3,184	340	6,469			6,809
Cash dividends ($0.60 per share)			(6,057)		(6,057)
Balance December 31, 2007	10,177	111,897	91,233	(25,577)	187,730
Stock-based compensation		1,574			1,574
Comprehensive income:
Net income			12,575		12,575
Other comprehensive loss(a)				(49,565)	(49,565)

Comprehensive loss					(36,990)
Cash dividends ($0.72 per share)			(7,327)		(7,327)
Balance December 31, 2008	10,177	113,471	96,481	(75,142)	144,987
Stock-based compensation		1,806			1,806
Comprehensive income:
Net income			27,677		27,677
Other comprehensive income(a)				10,898	10,898

Comprehensive income					38,575
Issuance of common stock including excess tax benefits of $276	69	1,119			1,188
Cash dividends ($0.72 per share)			(7,354)		(7,354)
Balance December 31, 2009	$10,246	$116,396	$116,804	$(64,244)	$179,202

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2007	$8,333	$(40,337)	$(1,280)	$229	$(33,055)
Reclassification adjustments	—	750	915	(94)	1,571
Changes	274	7,801	(2,226)	58	5,907
Balance at December 31, 2007	8,607	(31,786)	(2,591)	193	(25,577)
Reclassification adjustments	—	562	1,189	198	1,949
Changes	(19,092)	(33,047)	1,209	(584)	(51,514)
Balance at December 31, 2008	(10,485)	(64,271)	(193)	(193)	(75,142)
Reclassification adjustments	—	2,056	351	73	2,480
Changes	6,716	758	537	407	8,418
Balance at December 31, 2009	$(3,769)	$(61,457)	$695	$287	$(64,244)

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2009 annual report	30

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$27,677	$12,575	$39,231
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	7,150	6,988	6,659
Charge for asbestos litigation	—	51,018	—
Deferred income taxes	7,176	(14,067)	3,154
Pension and other postretirement benefits – contributions in excess of expense	(5,889)	(8,536)	(1,481)
Stock-based compensation	1,806	1,574	—
Changes in provisions for bad debts and inventories	551	(231)	480
Provision for warranties net of settlements	(41)	(596)	535
Excess tax benefits from the exercise of stock options	(276)	—	(3,184)
Goodwill impairment charge	2,694	—	—
Equity losses in Chinese joint venture	162	—	—
Loss (gain) on sale of marketable securities	112	(471)	(1,990)
Other – net	2,197	(2,264)	852
Changes in assets/liabilities:
Receivables	15,273	2,316	(4,433)
Inventories	(5,344)	(205)	(13,413)
Other assets	1,619	9,114	(5,583)
Accounts payable	(1,001)	(941)	3,550
Accrued payrolls and employee benefits	(4,716)	(2,906)	1,887
Other liabilities	(9,479)	(6,872)	2,241
Net cash flows provided by operating activities	39,671	46,496	28,505
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,245)	(22,636)	(13,107)
Investment in Chinese joint ventures	(8,820)	(2,940)	(3,358)
Collateral for outstanding foreign currency exchange contracts (Note 11)	(4,326)	—	—
Return of collateral for outstanding foreign currency exchange contracts (Note 11)	2,163	—	—
Purchases of long-term marketable securities	(910)	(1,173)	(2,273)
Proceeds from the sale of long-term marketable securities	819	1,030	2,171
Purchases of short-term marketable securities	—	(68,206)	(54,007)
Proceeds from the sale of short-term marketable securities	—	68,834	55,997
Other	119	205	204
Net cash flows used in investing activities	(50,200)	(24,886)	(14,373)
Cash flows from financing activities:
Dividends paid	(7,341)	(7,022)	(5,514)
Proceeds from the issuance of common stock	912	—	3,625
Excess tax benefits from the exercise of stock options	276	—	3,184
Net cash flows (used in) provided by financing activities	(6,153)	(7,022)	1,295
Effect of exchange rate changes on cash and cash equivalents	1,516	(4,608)	116
Net (decrease) increase in cash and cash equivalents	(15,166)	9,980	15,543
Cash and cash equivalents at beginning of year	81,607	71,627	56,084
Cash and cash equivalents at end of year	$66,441	$81,607	$71,627
Supplemental disclosures of cash flow information:
Income tax payments	$11,433	$13,649	$14,041
Interest payments	326	534	739
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$1,145	$1,525	$—

See Notes to Consolidated Financial Statements.

31	ampco pittsburgh | 2009 annual report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the Corporation) operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel) and The Davy Roll Company Limited (Davy Roll). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas Davy Roll produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation, a wholly-owned subsidiary of the Corporation. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets, accounting for loss contingencies associated with claims and lawsuits, estimating environmental liabilities, accounting for income taxes and estimating the fair value of stock options granted. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Consolidation

All subsidiaries are wholly owned and are included in the consolidated financial statements of the Corporation. Intercompany accounts and transactions are eliminated. Investments in joint ventures whereby the Corporation owns 20% to 50% of the voting stock and has the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the equity method of accounting. Investments in joint ventures whereby the Corporation does not have the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the cost method of accounting.

Cash and Cash Equivalents

Securities with purchased original maturities of three months or less are considered to be cash equivalents. The Corporation maintains cash and cash equivalents at various financial institutions which may exceed federally insured amounts.

Inventories

Inventories are valued at the lower of cost or market. Cost includes the cost of raw materials, direct labor and overhead for those items manufactured but not yet sold or for which title has not yet transferred. Fixed production overhead is allocated to inventories based on normal capacity of the production facilities. Costs for abnormal amounts of spoilage, handling costs and freight costs are charged to expense when incurred. Cost of domestic raw materials, work-in-process and finished goods inventories is primarily determined by the last-in, first-out (LIFO) method. Cost of domestic supplies and foreign inventories is determined primarily by the first-in, first-out method.

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

ampco pittsburgh | 2009 annual report	32

Goodwill

Goodwill is tested for impairment at the reporting unit level at least annually (in the fourth quarter of each year) in conjunction with the Corporation’s strategic planning process or between annual tests if an event occurs or circumstances change that would “more likely than not” reduce the fair value of the reporting unit below its carrying amount. The Corporation’s reporting units are the major product lines comprising its reportable business segments. An impairment test is a two-step process. The initial step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value refers to the price that would be received to sell the reporting unit as a whole in an orderly transaction between market participants at the measurement date and is estimated using discounted cash flow methodologies and market comparable information. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a charge is recognized equal to the difference between the implied fair value of the goodwill (as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit) and its recorded amount. In connection with its strategic planning process and annual goodwill impairment review, the Corporation determined that the goodwill associated with a division of the Air and Liquid Processing segment was impaired and recorded a pre-tax impairment charge of $2,694 in the fourth quarter of 2009. See Note 19. The Corporation does not have any other material intangible assets.

Product Warranty

Provisions for product warranties are recognized at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for potential claims when a liability is probable and for known claims.

Employee Benefit Plans

Funded Status

If the fair value of the plan assets exceeds the projected benefit obligation, the over-funded projected benefit obligation is recognized as an asset (prepaid pensions) on the consolidated balance sheet. Conversely, if the projected benefit obligation exceeds the fair value of plan assets, the under-funded projected benefit obligation is recognized as a liability (employee benefit obligations) on the consolidated balance sheet. Gains and losses arising from the difference between actuarial assumptions and actual experience and unamortized prior service costs are recorded within accumulated other comprehensive income (loss) and presented net of income tax.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, changes in the fair value of derivatives designated and effective as cash flow hedges, unrealized holding gains and losses on securities designated as available for sale, and unamortized prior service costs and actuarial gains and losses associated with employee benefit plans. Certain components of other comprehensive income (loss) are presented net of income tax. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net income or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net income upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. Changes in the fair value of derivatives are included in net income when the projected sale occurs or, if a foreign currency purchase contract, over the estimated useful life of the underlying asset. Unrealized holding gains and losses on securities are included in net income when the underlying security is sold. Unamortized prior service costs and actuarial gains and losses associated with employee benefit plans are included in net income either indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation or over the average remaining service period of employees expected to receive benefits under the plans.

33	ampco pittsburgh | 2009 annual report

Revenue Recognition

Revenue from sales is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Persuasive evidence of an arrangement identifies the final understanding between the parties as to the specific nature and terms of the agreed-upon transaction that creates enforceable obligations. It can be in the form of an executed purchase order from the customer, sales agreement issued by the Corporation or a similar arrangement deemed to be normal and customary business practice for that particular customer or class of customer (collectively, a sales agreement).

Delivery and performance is considered to have occurred when the customer has taken title and assumed the risks and rewards of ownership of the product. Typically this occurs when the product is shipped to the customer (i.e., FOB shipping point), delivered to the customer (i.e., FOB destination), or, for foreign sales, in accordance with trading guidelines known as Incoterms. Incoterms are standard trade definitions used in international contracts and are developed, maintained and promoted by the ICC Commission on Commercial Law and Practice.

The sales price required to be paid by the customer is fixed or determinable from the sales agreement. It is not subject to refund or adjustment except for a variable-index surcharge provision which increases or decreases, as applicable, the selling price of a rolling mill roll for corresponding changes in the published index cost of certain raw materials. The variable-index surcharge is recognized as revenue when the corresponding revenue for the inventory is recognized. Likelihood of collectability is assessed prior to acceptance of an order. There are no customer-acceptance provisions other than customer inspection and testing prior to shipment. Post-shipment obligations are insignificant.

Amounts billed to the customer for shipping and handling are recorded within net sales and the related costs are recorded within costs of products sold (excluding depreciation). Amounts billed for taxes assessed by various governmental authorities (e.g. sales tax, value-added tax, etc.) are excluded from the determination of net income and instead are recorded as a liability until remitted to the government authority.

Foreign Currency Translation

Assets and liabilities of the Corporation’s foreign operations are translated at year-end exchange rates and the statements of operations are translated at the average exchange rates for the year. Gains or losses resulting from translating foreign currency financial statements are accumulated as a separate component of accumulated other comprehensive income (loss) until the entity is sold or substantially liquidated.

Financial Instruments

Derivative instruments which include forward exchange (for foreign currency sales and purchases) and futures contracts are recorded on the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately.

Upon occurrence of the anticipated sale, the foreign currency sales contract designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). Upon occurrence of the anticipated purchase, the foreign currency purchase contract is settled and the change in fair value deferred in accumulated other comprehensive income (loss) is reclassified to earnings (depreciation expense) over the life of the underlying assets. Upon settlement of a futures contract, the change in fair value deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold, excluding depreciation) when the corresponding inventory is sold and revenue is recognized. To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). Cash flows associated with the derivative instruments are recorded as a component of operating activities on the consolidated statement of cash flows.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

ampco pittsburgh | 2009 annual report	34

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

Stock-Based Compensation

Compensation expense is recognized for stock-based compensation awards over the requisite service period based on the estimated fair value of the award as of the date of grant calculated using the Black-Scholes option-pricing model. Fair value is affected by the Corporation’s stock price and various assumptions including assumptions about the expected term of the options, volatility, dividends and the risk-free interest rate. The expected life of the options is estimated by considering historical exercise experience of the employee group and the vesting period of the awards. The expected volatility is based on the historical prices of the Corporation’s stock and dividend amounts over the expected life of the stock options. The expected dividend yield is based on a dividend amount giving consideration to the Corporation’s past pattern and future expectations of dividend increases over the expected life of the options. The risk-free interest rate is equal to the yield available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the options.

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

Tax benefits are recognized in the financial statements for tax positions taken or expected to be taken in a tax return when it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the tax benefit is reversed by recognizing a liability and recording a charge to earnings. Conversely, if a tax position subsequently meets the “more likely than not” criteria, a tax benefit would be recognized by reducing the liability and recording a credit to earnings.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,204,292 for 2009, 10,179,644 for 2008 and 10,108,688 for 2007.

Recently Implemented Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance entitled, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (ASC or, collectively, the Codification). The Codification is the source of authoritative U. S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws remain sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP but reorganizes the literature; future changes to it will be communicated through an “Accounting Standards Update” (ASU). The Codification became effective for the Corporation in 2009 but, since it did not change GAAP, it did not impact the consolidated financial statements.

35	ampco pittsburgh | 2009 annual report

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

In March 2008, the FASB issued new guidance relating to disclosure requirements for derivative and hedging activities. The new guidance became effective for the Corporation on January 1, 2009 and required disclosures are included in Notes 1 and 11 to Consolidated Financial Statements.

In December 2008, the FASB issued new guidance relating to disclosures about postretirement benefit plan assets including how investment allocation decisions are made, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The new guidance became effective for the Corporation for the year ended December 31, 2009 and the required disclosures requirements are included in Note 7 to Consolidated Financial Statements.

In April 2009, the FASB issued additional guidance relating to disclosures for fair value measurements and impairment of securities including determining fair values when there is no active market or where the price inputs being used represent distressed sales. Transactions are no longer presumed to be distressed or not orderly but, instead, will be determined on the weight of the evidence to indicate such. Also, new guidance was provided with respect to fair value disclosures for any financial instruments not currently reflected on the balance sheet of companies at fair value. Previously, fair values for these assets and liabilities were only disclosed once a year but are now required on a quarterly basis. Additional guidance was also issued regarding the timing of the recognition of an impairment charge and the credit and noncredit components of impaired debt securities that are not expected to be sold. The new guidance became effective for the Corporation in 2009 and did not have a significant impact on the operating results, financial position or liquidity of the Corporation.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides clarification as to the determination of the fair value of a liability when a quoted price in an active market for the identical liability is not available. ASU 2009-05 became effective for the Corporation in 2009 and did not impact the Corporation.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements should be presented separately. ASU 2010-06 became effective for the Corporation as of December 31, 2009 and did not impact the Corporation’s financial disclosures. See Note 12 to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance becomes effective for the Corporation on January 1, 2010 and the Corporation does not expect that the new guidance will have a significant effect on its operating results, financial position or liquidity.

ampco pittsburgh | 2009 annual report	36

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified on or after June 15, 2010. The Corporation is currently evaluating the effects that the new guidance will have on its operating results, financial position or liquidity.

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

During 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. The joint venture will principally manufacture and sell forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. The initial annual capacity of the joint venture was expected to approximate 10,000 metric tons; however, the global slowdown in consumption of rolls in 2008 and the resultant current lack of demand for large backup rolls has caused the joint venture to reduce its initial capacity by approximately fifty percent. Limited production is expected to begin in 2010. UES has exclusive marketing and sales rights. Each party contributed cash for their respective share in the joint venture with UES contributing $14,700 for its 49% interest and Maanshan contributing $15,300 for its 51% interest. UES has not guaranteed any of the obligations of the joint venture and its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights are proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

During 2009, the Corporation recognized $(162) equal to its share of losses from the joint venture through September 30, 2009. The following table summarizes the assets, liabilities, shareholders’ equity, and results of operations of the joint venture which have been derived from its financial statements as of and for the period ended September 30, 2009.

2009
Assets:
Current assets	$12,138
Noncurrent assets	18,241
Total assets	$30,379
Liabilities and Shareholders’ Equity:
Current liabilities	$75
Shareholders’ Equity	30,304
Total Liabilities and Shareholders’ Equity	$30,379

Net loss through September 30, 2009	$(331)

The Corporation also has a 25% investment in a Chinese cast-roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends declared and received approximated $812 in 2009, $800 in 2008 and $540 in 2007 of which $340 was reinvested in the joint venture.

NOTE 3 – INVENTORIES:

	2009	2008
Raw materials	$18,274	$12,761
Work-in-progress	33,178	28,385
Finished goods	8,075	12,817
Supplies	10,448	8,671
	$69,975	$62,634

At December 31, 2009 and 2008 approximately 65% of the inventories was valued using the LIFO method. The LIFO reserve approximated $(15,330) and $(20,681) at December 31, 2009 and 2008, respectively. During each of the years, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $274 and $646 for 2009 and 2008, respectively, which increased net income by approximately $178 or $0.02 per common share for 2009 and $420 or $0.04 per common share for 2008.

37	ampco pittsburgh | 2009 annual report

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2009	2008
Land and land improvements	$4,766	$4,749
Buildings	31,387	31,227
Machinery and equipment	155,528	146,146
Construction-in-process	45,188	14,945
Other	7,417	7,425
	244,286	204,492
Accumulated depreciation	(124,346)	(117,759)
	$119,940	$86,733
NOTE 5 – OTHER CURRENT LIABILITIES:
	2009	2008
Customer-related liabilities	$10,111	$9,512
Forward currency exchange contracts	1,171	6,887
Accrued sales commissions	1,852	2,853
Other	6,764	7,912
	$19,898	$27,164

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the years ended December 31, 2009 and 2008.

	2009	2008
Balance at the beginning of the year	$4,724	$6,156
Satisfaction of warranty claims	(1,861)	(3,633)
Provision for warranty claims	1,820	3,037
Other, primarily impact from changes in foreign currency exchange rates	246	(836)
Balance at the end of the year	$4,929	$4,724

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,500 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2009 and 2008.

As of December 31, 2009, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.56% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.90% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.68% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2009.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with its bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the Facility). The Facility expires on August 1, 2011 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2009 no amounts were outstanding.

ampco pittsburgh | 2009 annual report	38

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required, voluntary contributions of $10,000 and $8,000 were made in 2009 and 2008, respectively. No minimum contributions are required in 2010 as a result of these voluntary contributions. Estimated benefit payments for subsequent years are $8,281 for 2010, $8,721 for 2011, $8,928 for 2012, $9,045 for 2013, $9,237 for 2014 and $49,841 for 2015 – 2019. The fair value of the plan’s assets as of December 31, 2009 and 2008 approximated $119,466 and $93,694, respectively, in comparison to accumulated benefit obligations of $136,689 and $126,960 for the same periods.

Employees of Davy Roll participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The Davy Roll plans are non-U.S. plans and therefore are not covered by ERISA. Instead, employer contributions are made in accordance with local regulations. Employer contributions to the contributory defined benefit pension plan approximated $1,431, $1,400 and $1,778 in 2009, 2008 and 2007, respectively, and are expected to approximate $1,431 in 2010. The fair value of the plan’s assets as of December 31, 2009 and 2008 approximated $32,427 (£20,062) and $24,311 (£16,907), respectively, in comparison to accumulated benefit obligations of $45,027 (£27,858) and $35,395 (£24,614) for the same periods. Additional contributions may be necessary as a result of the under-funded status of the plan; however, such amounts, if any, are currently not determinable. Estimated benefit payments for subsequent years are $701 for 2010, $958 for 2011, $1,293 for 2012, $942 for 2013 and $1,215 for 2014, and $9,697 for 2015 – 2019. Contributions to the defined contribution pension plan approximated $275, $466 and $480 in 2009, 2008 and 2007 respectively, and are expected to approximate $400 in 2010.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2007–2009 and none are expected in 2010. The fair market value of the trust at December 31, 2009 and 2008, which is included in other noncurrent assets, was $2,606 and $1,998, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $1,007 and $666 at December 31, 2009 and 2008, respectively. Estimated benefit payments for subsequent years are approximately $99 for 2010, $98 for 2011, $96 for 2012, $109 for 2013, $108 for 2014, and $526 for 2015–2019, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $187, $214 and $188 in 2009, 2008 and 2007, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent Corporate contributions, are approximately $921 for 2010, $946 for 2011, $948 for 2012, $934 for 2013, $910 for 2014 and $4,539 for 2015 – 2019.

39	ampco pittsburgh | 2009 annual report

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Change in projected benefit obligations:
Projected benefit obligations at January 1	$135,916	$130,425	$35,395	$47,327	$13,868	$12,981
Service cost	2,799	2,681	—	—	423	405
Interest cost	8,403	7,953	2,323	2,464	812	785
Foreign currency exchange rate changes	—	—	4,571	(13,494)	—	—
Plan amendments	—	276	—	—	—	227
Actuarial loss (gain)	6,585	689	3,872	151	(27)	(9)
Participant contributions	—	—	—	—	468	432
Benefits paid from plan assets	(6,471)	(6,074)	(1,134)	(1,053)	—	—
Benefits paid by the Corporation	(42)	(34)	—	—	(1,075)	(953)
Projected benefit obligations at December 31	$147,190	$135,916	$45,027	$35,395	$14,469	$13,868
Change in plan assets:
Fair value of plan assets at January 1	$93,694	$130,330	$24,311	$40,302	$—	$—
Actual return (loss) on plan assets	22,243	(38,562)	4,627	(6,521)	—	—
Foreign currency exchange rate changes	—	—	3,192	(9,817)	—	—
Corporate contributions	10,042	8,034	1,431	1,400	607	521
Participant contributions	—	—	—	—	468	432
Gross benefits paid	(6,513)	(6,108)	(1,134)	(1,053)	(1,075)	(953)
Fair value of plan assets at December 31	$119,466	$93,694	$32,427	$24,311	$—	$—
Funded status of the plans:
Fair value of plan assets	$119,466	$93,694	$32,427	$24,311	$—	$—
Less benefit obligations	147,190	135,916	45,027	35,395	14,469	13,868
Funded status	$(27,724)	$(42,222)	$(12,600)	$(11,084)	$(14,469)	$(13,868)

(a)	Includes the non-qualified defined benefit pension plan.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(96)	$(61)	$(1,619)	$(1,441)	$(880)	$(850)
Employee benefit obligations (noncurrent)	(27,628)	(42,161)	(10,981)	(9,643)	(13,589)	(13,018)
	$(27,724)	$(42,222)	$(12,600)	$(11,084)	$(14,469)	$(13,868)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$64,547	$71,870	$21,271	$18,683	$1,418	$1,455
Prior service cost	3,984	4,670	—	—	475	561
Total (pre-tax)	$68,531	$76,540	$21,271	$18,683	$1,893	$2,016

Amounts included in accumulated other comprehensive loss as of December 31, 2009 expected to be recognized in net periodic pension and other postretirement costs in 2010 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$3,080	$485	$—
Prior service cost	656	—	86
	$3,736	$485	$86

ampco pittsburgh | 2009 annual report	40

Investment Policies and Strategies

The investment policies and strategies are determined and monitored by the Investment Committee of the Board of Directors for the U.S. pension plan and by the Trustees (as appointed by Davy Roll and the employees of Davy Roll) for the foreign pension plan, each of whom employ their own investment managers to manage the plan’s assets in accordance with the policy guidelines. Pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. Investments in equity securities are primarily in common stocks of publicly-traded U.S. and international companies across a broad spectrum of industry sectors. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds. The Corporation believes there are no significant concentrations of risk associated with the Plans’ assets.

Attempts to minimize risk include allowing temporary changes to the allocation mix in response to market conditions, diversifying investments among asset categories (e.g., equity securities, fixed-income securities, hedge and absolute return funds, cash and cash equivalents) and within these asset categories (e.g., economic sector, industry, geographic distribution, size) and consulting with independent financial and legal counsels to assure that the investments and their expected returns and risks are consistent with the goals of the Investment Committee or Trustees.

With respect to the U.S. pension plan, the following investments are prohibited unless otherwise approved by the Investment Committee: stock of the Corporation, venture capital, private placements, future and options except for hedging purposes, unregistered or restricted stock, warrants, margin trading, limited partnerships, short-selling, real estate excluding public or real estate partnerships and commodities including art, jewelry and gold. The foreign plan invests in specific funds. Any investments other than those specifically identified would be considered prohibited.

Due to turmoil in the financial markets at the end of 2008 and part of 2009, the Investment Committee of the Board of Directors for the U.S. pension plan determined that target allocations should be disregarded in favor of retaining substantial amounts in cash and cash equivalent funds. In December 2009, the Investment Committee agreed to begin to return to the following target allocations and major asset categories.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2009	2009	2008	Dec. 31, 2009	2009	2008

Equity Securities	65-75%	65%	53%	60%	57%	51%
Fixed-Income Securities	15-25%	19%	18%	40%	43%	48%
Hedge and Absolute Return Funds	5-15%	4%	7%	—	—	—
Other (primarily cash and cash equivalents)	0-5%	12%	22%	—	—	1%

Fair Value Measurement of Plan Assets

Equity securities and mutual funds are actively traded on exchanges and price quotes for these investments are readily available. Similarly, corporate debt and preferred securities consist of fixed income securities of U.S. Corporations and price quotes for these investments are readily available. Common collective trust and commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in these funds are traded on active markets and the prices for the underlying assets are readily observable.

41	ampco pittsburgh | 2009 annual report

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a high level of current income consistent with the stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stocks of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Pooled Funds	Invests primarily in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	Exceed the return of the corresponding Morgan Stanley Index.
Various Growth and Value Funds	Invests primarily in common stocks and other equity securities generally traded on a major United States exchange or via the NASDAQ Stock Market.	Exceed the return of the Russell 2500 Growth Index or Value Index, as applicable, over a market cycle.
Return Fund	Invests at least 65% of its assets in a diversified portfolio of fixed income securities of varying maturities.	Outperform the Barclays Capital U.S. Aggregate Index.
Absolute Return Fund	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

Categories of Plan Assets

Below summarizes asset categories based on the nature and risks of the assets.

		U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$2,004	$—	$—	$2,004
Common collective trust funds	—	11,870	—	11,870
Consumer non-durables	2,987	—	—	2,987
Consumer services	2,449	—	—	2,449
Energy	3,333	—	—	3,333
Mutual funds	29,036	—	—	29,036
Technology	2,000	—	—	2,000
Other (represents 12 business sectors)	12,268	—	—	12,268
International
Other (represents 7 business sectors)	2,793	—	—	2,793
Commingled funds	—	8,904	—	8,904
Total Equity Securities	56,870	20,774	—	77,644
Fixed-Income Securities:
Preferred (represents 4 business sectors)	7,383	—	—	7,383
Mutual funds	6,604	—	—	6,604
Corporate debt (represents 2 business sectors)	1,782	—	—	1,782
Commingled funds	—	6,765	—	6,765
Total Fixed-Income Securities	15,769	6,765	—	22,534
Hedge and Absolute Return Funds	—	—	5,365	5,365
Other (primarily cash and cash equivalents):
Mutual funds	6,605	—	—	6,605
Commingled funds	—	7,666	—	7,666
Other (a)	(348)	—	—	(348)
Total Other	6,257	7,666	—	13,923
	$78,896	$35,205	$5,365	$119,466

(a) Includes accrued receivables and pending broker settlements.

ampco pittsburgh | 2009 annual report	42

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$6,688	$—	$—	$6,688
Commingled Funds (International)	11,818	—	—	11,818
Total Equity Securities	18,506	—	—	18,506
Fixed Income Securities:
Commingled Funds (U.K.)	13,846	—	—	13,846
Cash and cash equivalents	75	—	—	75
	$32,427	$—	$—	$32,427

The table below sets forth a summary of changes in the fair value of the U.S. Pension Benefit Plan’s Level 3 assets for the year ended December 31, 2009.

Hedge and Absolute Return Funds

Fair value as of January 1, 2009	$4,438
Acquisitions	2,000
Dispositions	(2,000)
Change in unrealized gain	927
Fair value as of December 31, 2009	$5,365

Net Periodic Pension and Other Postretirement Benefit Costs

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected long-term rate of return on the market-related value of plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet. When these gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation.

Net periodic pension and other postretirement benefit costs include the following components for the year ended

December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$2,799	$2,681	$2,641	$—	$—	$—	$423	$405	$400
Interest cost	8,403	7,953	7,673	2,323	2,464	2,713	812	785	757
Expected return on plan assets	(10,262)	(11,198)	(11,631)	(1,480)	(2,612)	(2,669)	—	—	—
Amortization of prior service cost	656	633	641	—	—	—	86	69	35
Amortization of actuarial loss (gain)	1,958	(110)	(115)	463	292	471	10	56	102
Net cost (income)	$3,554	$(41)	$(791)	$1,306	$144	$515	$1,331	$1,315	$1,294

43	ampco pittsburgh | 2009 annual report

Assumptions

Assumptions are reviewed on an annual basis. The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is given also to target and actual asset allocations, inflation and real risk-free return. The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years.

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Discount rate	6.00%	6.25%	5.80%	6.10%	6.00%	6.25%
Rate of increases in compensation	4.00%	4.00%	—	—	—	—

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	6.25%	6.00%	6.10%	5.65%	4.81%	6.25%	6.25%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	5.53%	6.91%	7.12%	—	—	—
Rate of increases in compensation	4.00%	4.00%	4.00%	—	—	—	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2009 for other postretirement benefits is 8% for 2010, gradually decreasing to 4.75% in 2014. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2009 and the annual benefit expense for 2009 by approximately $1,567 and $190, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2009 approximated $20,767, the majority of which serve as collateral for the IRBs.

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

ampco pittsburgh | 2009 annual report	44

The Compensation Committee granted 322,500 non-qualified stock options in each of 2009 and 2008 to certain employees. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The respective exercise prices of $13.37 and $37.89 are equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant. The fair values of the options as of the dates of grant were calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2009	2008
Assumptions:
Expected life in years	6	6
Risk-free interest rate	2.72%	3.33%
Expected annual dividend yield	6.33%	2.51%
Expected volatility	43.81%	33.71%
Grant date fair value	$3.17	$10.98
Resulting stock-based compensation expense	$1,023	$3,542

The resulting stock-based compensation expense will be recognized over the requisite service period and approximated $1,806 for 2009 (associated with the 2009 and 2008 grants) and $1,574 for 2008 (associated with the 2008 grants). The related income tax benefit recognized in the statement of operations was $632 and $551 for the respective years. Unrecognized stock-based compensation expense equaled $1,185 and $1,968 as of December 31, 2009 and 2008, respectively.

Stock option activity during 2007 – 2009 was as follows:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Exercise Price
Outstanding at January 1, 2007	345,000		$10.69
Granted	—
Exercised	(340,000)	$10.66
Outstanding at December 31, 2007	5,000		$12.24
Granted	322,500	$37.89
Exercised	—
Outstanding at December 31, 2008	327,500		$37.50
Granted	322,500	$13.37
Exercised	(68,430)	$13.32
Outstanding at December 31, 2009	581,570		$26.96
Exercisable at December 31, 2009	259,070		$33.71

Stock options outstanding as of December 31, 2009 were as follows:

	Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
2000 Grant	900	$ 10.81	0.3
2008 Grant	322,500	37.89	8.7
2009 Grant	258,170	13.37	9.2
	581,570	$ 26.96	8.9
Exercisable at December 31, 2009	259,070	$ 33.71	8.7

45	ampco pittsburgh | 2009 annual report

Status and activity of nonvested stock options during 2008 – 2009 is summarized below. There were no nonvested stock options outstanding in 2007.

	2008 Grant	2009 Grant	Total
Nonvested at January 1, 2008	—	—	—
Granted	322,500	—	322,500
Vested	(107,500)	—	(107,500)
Nonvested at December 31, 2008	215,000	—	215,000
Granted	—	322,500	322,500
Vested	(107,500)	(107,500)	(215,000)
Nonvested at December 31, 2009	107,500	215,000	322,500

In February 2010, the Compensation Committee granted 325,000 non-qualified stock options. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant.

NOTE 10 – OTHER COMPREHENSIVE LOSS:

Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax benefit (expense) associated with changes in the unrecognized components of employee benefit plans was approximately $(1,601), $20,610 and $(1,390) for 2009, 2008 and 2007, respectively, and approximately $(1,155), $(312) and $(382) for 2009, 2008 and 2007, respectively, for the reclassification adjustments. The tax (expense) benefit associated with changes in the fair value of derivatives was approximately $(318), $(737) and $1,342 for 2009, 2008 and 2007, respectively, and approximately $(213), $(734) and $(569) for 2009, 2008 and 2007, respectively, for the reclassification adjustments. The tax benefit (expense) associated with changes in the unrealized holding gains and losses on securities was $(219), $314 and $(30) for 2009, 2008 and 2007, respectively, and $(39), $(107) and $50 for 2009, 2008 and 2007, respectively, for the reclassification adjustments.

NOTE 11 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2009, approximately $51,866 of anticipated foreign-denominated sales has been hedged of which $21,039 is covered by cash flow contracts settling at various dates through June 2012. The remaining $30,827 of anticipated foreign-denominated sales is covered by fair value contracts settling at various dates through September 2013. As of December 31, 2009, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $259 and is recorded as other current liabilities. The fair value of the remaining cash flow contracts equaled $61 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $(44), net of income taxes, as of December 31, 2009. During 2009, approximately $(458), net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(152) expected to be released to pre-tax earnings in 2010. Approximately $(559), $(2,619) and $(1,190) was released to pre-tax earnings in 2009, 2008 and 2007, respectively.

As of December 31, 2009, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $912 and is recorded as other current liabilities. (The fair value of the related hedged item, recorded as other current assets, approximated $973.) The fair value of the remaining fair value hedges equaled $901 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $973.) The fair value of assets held as collateral as of December 31, 2009 approximated $2,424.

As a result of a customer’s cancellation of orders, approximately $6,000 of fair value hedge contracts was terminated in 2009 and, accordingly, was deemed to be ineffective. The fair value of the hedges was not significant. No portion of the existing cash flow hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of the hedge.

Losses on foreign exchange transactions approximated $1,960, $1,228 and $1,597 for 2009, 2008 and 2007, respectively, and are included in other income (expense).

ampco pittsburgh | 2009 annual report	46

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2009, approximately $5,459 of anticipated foreign-denominated purchases has been hedged with cash flow contracts settling at various dates through September 2010. The fair value of these contracts as of December 31, 2009 approximated $372 and is recorded as other current assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $584, net of income taxes, as of December 31, 2009. During 2009, approximately $628, net of income taxes, was recognized as comprehensive income (loss). One contract was terminated during 2009 and, accordingly, was deemed to be ineffective resulting in approximately $70 to be released to pre-tax earnings. No portion of the remaining cash flow hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of the hedge. The underlying assets have not yet been placed in service; accordingly, the amount expected to be released to earnings (as an offset to depreciation expense) within the next 12 months is not significant.

In addition, at December 31, 2009, the Corporation has purchase commitments covering approximately 73% of the anticipated natural gas usage at one of its subsidiaries. Payments for subsequent years are $4,527 for 2010, $3,907 for 2011 and $2,395 for 2012. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet.

Also, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2009, approximately 58% or $1,244 of anticipated copper purchases over the next four months and 63% or $769 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts approximated $162 and the fair value of settled contracts approximated $86 as of December 31, 2009. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $154, net of income taxes, as of December 31, 2009. During the 2009, approximately $366, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $154 expected to be released over the next 12 months. Approximately $(76), $(337) and $(57) was released to pre-tax earnings in 2009, 2008 and 2007, respectively. In addition, in 2007, approximately $778 of termination gain resulting from the early cancellation of various futures contracts in 2006 was released to pre-tax earnings. The fair value of assets held as collateral as of December 31, 2009 approximated $426.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

NOTE 12 – FAIR VALUE:

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheet as of December 31, 2009 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$2,606	$—	$—	$2,606
Foreign currency exchange (sale and purchase) contracts
Other current assets	—	1,345	—	1,345
Other noncurrent assets	—	962	—	962
Other current liabilities	—	1,171	—	1,171
Other noncurrent liabilities	—	973	—	973

Fair Value of Financial Instruments

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under the non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange (sale and purchase) contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of the variable-rate IRB debt approximates its carrying value. Additionally, the fair value of trade receivables and trade payables approximates their carrying value.

47	ampco pittsburgh | 2009 annual report

NOTE 13 – INCOME TAXES:

At December 31, 2009, the Corporation has foreign tax credit carryforwards of $638 which expire in 2010 and state net operating loss carryforwards of $29,585 which begin to expire in 2018 through 2029. The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2006 – 2009.

Income before income taxes and equity losses in Chinese joint venture was comprised of the following:

	2009	2008	2007
Domestic	$42,435	$(531)	$44,555
Foreign	2,454	15,346	13,808
	$44,889	$14,815	$58,363
The provision (benefit) for taxes on income consisted of the following:
	2009	2008	2007
Current:
Federal	$8,794	$12,322	$13,960
State	1,097	1,316	899
Foreign	(17)	2,669	1,119
	9,874	16,307	15,978
Deferred:
Federal	5,556	(13,227)	792
State	1,138	(1,792)	(275)
Foreign	482	1,363	3,351
Reversal of valuation allowance	—	(411)	(714)
	7,176	(14,067)	3,154
	$17,050	$2,240	$19,132

The provision (benefit) for taxes on income was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with capital loss carryforwards for 2008 and 2007.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2009	2008	2007
Computed at statutory rate	$15,711	$5,185	$20,427
Tax differential on non-U.S. earnings	(91)	(958)	(641)
State income taxes	1,851	(730)	149
Reversal of valuation allowance	—	(411)	(714)
Additional manufacturers deduction (I.R.C. Section 199)	(553)	(752)	(742)
Meals and entertainment	207	212	206
Tax credits	(10)	(93)	(66)
Dividend received deduction	(2)	(50)	—
Other – net	(63)	(163)	513
	$17,050	$2,240	$19,132

ampco pittsburgh | 2009 annual report	48

Deferred income tax assets and liabilities were comprised of the following:

	2009	2008
Assets:
Employment – related liabilities	$7,722	$7,212
Pension liability – foreign	5,551	4,098
Pension liability – domestic	26,294	29,722
Liabilities related to discontinued operations	1,150	1,185
Capital loss carryforwards	391	350
Mark-to-market adjustment – derivatives	—	115
Asbestos-related liability	23,205	27,787
Net operating loss – state	1,866	1,504
Other	1,625	3,956
Gross deferred income tax assets	67,804	75,929
Valuation allowance	(2,465)	(2,619)
	65,339	73,310
Liabilities:
Depreciation	(15,125)	(14,476)
Pension income in excess of contributions made	(16,151)	(13,918)
Mark-to-market adjustment – derivatives	(416)	—
Other	(1,117)	(2,395)
Gross deferred income tax liabilities	(32,809)	(30,789)
Net deferred income tax assets	$32,530	$42,521
The following summarizes changes in unrecognized tax benefits for the year ended December 31:
	2009	2008
Balance at the beginning of the year	$655	$944
Gross increases for tax positions taken in the current year	149	124
Gross decreases in tax positions due to lapse in statute of limitations	—	(230)
Gross decreases for tax positions taken in prior years	—	(183)
Balance at the end of the year	$804	$655

If the unrecognized tax benefits were recognized, $720 would reduce the Corporation’s effective tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2009 and 2008 and in the consolidated statements of operations for 2009 and 2008 is insignificant. No unrecognized tax benefits are expected to be settled within the next 12 months; however, $37 of unrecognized tax benefits is expected to expire due to the lapse in the statute of limitations.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $919 in 2009, $853 in 2008 and $838 in 2007. Operating lease payments for subsequent years are $750 for 2010, $678 for 2011, $601 for 2012, $561 for 2013, $483 for 2014 and $524 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,350 for 2009 and 2008 and $1,200 for 2007.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) and the Chinese cast-roll joint venture company. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co and Davy Roll has a 25% interest in the joint venture company. Purchases from LB Co approximated $1,443 in 2009, $1,722 in 2008 and $1,760 in 2007. In addition, LB Co paid the Corporation approximately $232 in 2009, $225 in 2008 and $216 in 2007 for certain administrative services. At December 31, 2009 and 2008, the net amount payable to LB Co approximated $9 and $73, respectively. Purchases from the Chinese cast-roll joint venture approximated $624 in 2009, $785 in 2008 and $311 in 2007. No amounts were payable as of December 31, 2009 or 2008.

49	ampco pittsburgh | 2009 annual report

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the three years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007

Open claims at end of period	8,168	(1)	9,354	(1)	8,335	(1)

Gross settlement and defense costs (in 000’s)	$28,744		$19,102		$19,736

Claims resolved	3,336		1,015		2,638

(1)	Included as “open claims” are approximately 1,938 claims in 2009, 3,243 claims in 2008 and 3,155 claims in 2007 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 325 as of December 31, 2009, are not included within the Coverage Arrangement. The one claim filed against the former division also is not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

ampco pittsburgh | 2009 annual report	50

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

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis most recently was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018. The methodology used by HR&A in its projection in 2008 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 estimate, relied upon and included the following factors:

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

Using this information, HR&A estimated in 2008 the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for its fiscal year ended December 31, 2009, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2008, as updated by the Corporation to reflect its Asbestos Liability expenditures through December 31, 2009.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on current defense cost levels with an annual 5% inflation factor), as well as a number of additional factors . These additional factors included the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation retained in 2008 a nationally-recognized insurance consulting firm to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2018. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

51	ampco pittsburgh | 2009 annual report

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014, of which approximately 86% was attributable to settlement costs for unasserted claims projected to be filed through 2018 and future defense costs. The reserve at December 31, 2009 was $177,093. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable at December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $136,176 ($115,430 as of December 31, 2009). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $876 at December 31, 2009 is considered adequate based on information known to date.

ampco pittsburgh | 2009 annual report	52

NOTE 19 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments - Forged and Cast Rolls and Air and Liquid Processing. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent primarily cash and cash equivalents and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The increase in corporate costs, including other income (expense), in 2009 against 2008 is due primarily to lower investment-related income, higher foreign exchange losses and changes in environmental provisions which included a net increase to the environmental provisions during 2009 whereas 2008 benefited from a net decrease to environmental accruals. The increase in corporate costs, including other income (expense), in 2008 against 2007 is due primarily to recognition of stock-based compensation costs associated with stock options granted in 2008 and lower investment-related income offset by a reduction in environmental accruals.

Prior to December 31, 2009, the assets of the Air and Liquid Processing segment included goodwill of $2,694. In connection with the Corporation’s strategic planning process in the fourth quarter of 2009, the Corporation determined as a result of the change in business conditions including excess capacity in the market place and uncertainty as to when the industry will return to more normal levels that goodwill was impaired and recorded a pre-tax charge of $2,694.

53	ampco pittsburgh | 2009 annual report

The accounting policies are the same as those described in Note 1.

		Net Sales		Income (Loss) Before Income Taxes
	2009	2008	2007	2009	2008	2007
Forged and Cast Rolls	$191,316	$282,934	$241,581	$45,282	$63,754	$54,523
Air and Liquid Processing(1)	107,861	111,579	105,253	11,389	(41,020)	9,037
Total Reportable Segments	299,177	394,513	346,834	56,671	22,734	63,560
Corporate costs, including other income (expense)	—	—	—	(11,782)	(7,919)	(5,197)
	$299,177	$394,513	$346,834	$44,889	$14,815	$58,363

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Forged and Cast Rolls	$38,661	$21,258	$12,542	$5,467	$5,368	$5,019	$232,586	$200,072	$188,636
Air and Liquid Processing	562	1,366	554	1,619	1,558	1,571	169,676	213,466	150,356
Corporate	22	12	11	64	62	69	69,563	75,443	65,400
	$39,245	$22,636	$13,107	$7,150	$6,988	$6,659	$471,825	$488,981	$404,392

	Net Sales(3)			Long-Lived Assets(4)			Income (Loss) Before Income Taxes
Geographic Areas:	2009	2008	2007	2009	2008	2007	2009	2008	2007
United States(1)	$129,057	$145,016	$128,613	$203,726	$205,834	$157,178	$42,435	$(531)	$44,555
Foreign	170,120	249,497	218,221	32,319	19,101	16,967	2,454	15,346	13,808
	$299,177	$394,513	$346,834	$236,045	$224,935	$174,145	$44,889	$14,815	$58,363

	Net Sales by Product Line
	2009	2008	2007
Forged and Cast Rolls(5)	$191,316	$282,934	$241,581
Heat Exchange Coils	43,514	41,244	37,286
Centrifugal Pumps	36,663	32,598	26,325
Air Handling Systems	27,684	37,737	41,642
Total Net Sales	$299,177	$394,513	$346,834

(1)	Income (loss) before income taxes for 2009 includes a pre-tax charge of $2,694 for the write-off of goodwill deemed to be impaired. Income (loss) before income taxes for 2008 includes a pre-tax charge of $51,018 for estimated costs of asbestos-related litigation net of estimated insurance recoveries as described in Note 17.

(2)	The increase in the identifiable assets of the Forged and Cast Rolls segment over the years is attributable primarily to capital expenditures. Identifiable assets for the Forged and Cast Rolls segment include investments in joint ventures of $14,867, $6,537 and $4,206, respectively. Identifiable assets for the Air and Liquid Processing segment include asbestos-related insurance receivables of $115,430, $136,176 and $94,548 for 2009, 2008 and 2007, respectively, and changes in the identifiable assets relates primarily to the movement in the insurance receivable balances as described in Note 17.

(3)	Net sales are attributed to countries based on location of the customer. China represented approximately 11% of consolidated net sales for 2009 and was less than 10% of net sales for 2008 and 2007.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $14,867, $6,537 and $4,206, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $95,430, $122,176 and $84,548 for 2009, 2008 and 2007, respectively.

(5)	One customer of the Forged and Cast Rolls segment constituted 11% of consolidated net sales for 2009 and 12% of consolidated net sales for 2008 and 2007. In addition, another customer of the Forged and Cast Rolls segment constituted 13% and 11% of consolidated net sales in 2008 and 2007, respectively.

ampco pittsburgh | 2009 annual report	54

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$85,755	$74,979	$71,961	$66,482
Gross profit(a)	25,979	24,761	24,457	21,211
Net income (b)	7,319	7,793	8,715	3,850
Net income per common share:
Basic(b)	0.72	0.77	0.85	0.38
Diluted(b)	0.72	0.77	0.85	0.38
2008
Net sales	$97,830	$102,689	$105,906	$88,088
Gross profit(a)	27,929	30,158	29,745	26,590
Net income (loss) (c)	10,143	11,609	11,974	(21,151)
Net income (loss) per common share:
Basic(c)	1.00	1.14	1.18	(2.08)
Diluted(c)	1.00	1.14	1.18	(2.08)

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter 2009 includes an after-tax charge of $2,831 or $0.28 per common share for the write-off of goodwill deemed to be impaired at one of the divisions of the Air and Liquid Processing segment and a reduction in the effective state tax rate for which certain net deferred income tax assets will be realized.

(c)	Fourth quarter 2008 includes a net after-tax charge of $31,006 or $3.05 per common share for the increase in estimated settlement and defense costs of pending and future asbestos claims net of estimated insurance recoveries through 2018.

55	ampco pittsburgh | 2009 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 16, 2010

ampco pittsburgh | 2009 annual report	56

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2009.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

57	ampco pittsburgh | 2009 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2009, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Corporation and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 16, 2010

ampco pittsburgh | 2009 annual report	58

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 which was not reported.

59	ampco pittsburgh | 2009 annual report

-Part III-

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, and Other Directorships in Public Companies

Robert J. Appel (age 78, Director since 2004; current term expires in 2012). Mr. Appel has been President of Appel Associates since 2003 and before that was a partner of Neuberger Berman (an investment advisory firm) for twenty years. He also served as a director of Neuberger Berman during the past five years. The Board concluded that Mr. Appel should serve as a director because of his many years of financial and investment experience, including his background as a certified public accountant.

Leonard M. Carroll (age 67, Director since 1996; current term expires in 2010). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for the past fourteen years. The Board concluded that Mr. Carroll should serve as a director because of his broad financial background and investment knowledge. He is a retired Certified Public Accountant and has held various positions in the banking industry including President, Director and Chairman for over 37 years. (N)

Paul A. Gould (age 64, Director since 2002; current term expires in 2012). Mr. Gould has been with Allen & Co., Inc., an investment banking company, for more than thirty-five years and has been managing director of that company for more than five years. During the last five years he has served as a Director of Discovery Communications, Discovery Holding Company, UnitedGlobalCom, Inc., Liberty Global, Inc., and DirecTV. He resigned from the Board of Liberty Media Corporation in 2009. Mr. Gould’s long term financial and investment background led to the Board’s conclusion that he should serve as a Director.

William K. Lieberman (age 62, Director since 2004; current term expires in 2011). Mr. Lieberman has been President of The Lieberman Companies for more than five years. In addition to more than forty years of management experience in the insurance, benefit and risk management areas, Mr. Lieberman has served as a director or trustee of many organizations including charitable, hospital and universities. These qualifications led the Board to conclude the he should serve as a director.

Laurence E. Paul (age 45, Director since 1998; current term expires in 2010). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years and prior to that was an investment banker for nine years. He is also a director of Biovail Corporation and was a director of Morton’s Restaurant Group, Inc. Mr. Paul’s experience as a senior investment banker and private equity investor for almost twenty years led the Board to conclude that he possessed skills in financial management and risk assessment that would be beneficial to the Corporation. (N)

Robert A. Paul (age 72, Director since 1970; current term expires in 2012). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in March 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company. As a shareholder, officer and director of the Corporation for more than 40 years, the Board believes he possesses the experience and knowledge to serve as a Director. In addition, the Board considered his many years of service to the community serving as Trustee and Chairman of the Investment Committees of several major hospitals and universities, as well as his current position as a director of the Pittsburgh Branch of the Cleveland Federal Reserve Bank.

Stephen E. Paul (age 42, Director since 2002; current term expires in 2011). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He is also a director of Morton’s Restaurant Group, Inc.. Mr. Paul’s background in investment banking and private equity investment led the board to conclude that he should serve as a director.

Carl H. Pforzheimer, III (age 73, Director since 1982; current term expires in 2011). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than forty-five years. In addition to the attendant investment advisory analytical skills gained from such a long term position, his role as chairman of the Risk Management Committee of U. S. Trust Co. for several years led the Board to conclude Mr. Pforzheimer should serve as a director.

ampco pittsburgh | 2009 annual report	60

Ernest G. Siddons (age 76, Director since 1981; current term expires in 2010). Mr. Siddons was President and Chief Operating Officer for more than five years prior to his retirement as President in April 2009. With more than thirty years of experience with the Corporation in operations and financial management, the Board concluded that Mr. Siddons should serve as a Director. Positions held earlier with the Corporation, including those of Chief Financial Officer and Treasurer and President of Union Electric Steel , were also considered. (N)

(N)	Nominee for election at the April 29, 2010 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

IDENTIFICATION OF EXECUTIVE OFFICERS

The identification of the Executive Officers of the Corporation can be found in Part 1 of this Annual Report on Form 10K.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2009, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements except one Form 4 reporting transactions between December 29, 2009 and January 4, 2010 for The Louis Berkman Investment Company was filed late on January 7, 2010.

61	ampco pittsburgh | 2009 annual report

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 16, 2010.

ampco pittsburgh | 2009 annual report	62

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2009, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	581,570	$26.96	355,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	581,570	$26.96	355,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than Directors or Officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,246,847 shares outstanding as of March 8, 2010.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,438,641(1)	14.04
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,466,062(2)	14.31
Van Den Berg Management 805 Las Cimas Parkway Austin, TX 78746	810,998(3)	7.91
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, IL 60605	1,000,000(4)	9.76
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	911,924(5)	8.90

(1)	Louis Berkman, Director Emeritus, is an officer and director of The Louis Berkman Investment Company and owns directly .61% of its common stock. Robert A. Paul, Chairman and Chief Executive Officer of the Corporation, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(2)	Reported in an amendment to Schedule 13D filed with the SEC in March 2009.

(3)	Reported as of December 31, 2004 on a Schedule 13G filed with the SEC disclosing it had shared and sole voting and dispositive power of these shares.

(4)	Reported as of December 31, 2009 on a Schedule 13G filed with the SEC in which it discloses it shares beneficial ownership of these shares with Keeley Small Cap Value Fund.

(5)	Reported as of December 31, 2009 on a Schedule 13G filed with the SEC in which it discloses it sole voting and dispositive power of these shares.

63	ampco pittsburgh | 2009 annual report

The following table sets forth, as of March 8, 2010, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,554,896(1)(2)	15.17
Ernest G. Siddons	41,833(3)	*
Rose Hoover	33,332(5)	*
Robert F. Schultz	33,532(6)	*
Marliss D. Johnson	20,000(7)	*
Carl H. Pforzheimer, III	2,733(8)	*
Leonard M. Carroll	1,500(9)	*
Robert J. Appel	1,000(9)	*
Paul A. Gould	1,000(9)	*
Laurence E. Paul	1,000(9)	*
Stephen E. Paul	1,000(9)	*
William K. Lieberman	1,000(10)	*

Directors and Executive Officers as a group (13 persons)	1,722,659(11)	16.81

*	Less than.1%

(1)	Includes 42,889 shares owned directly, 58,333 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,438,641 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,438,641 shares of the Corporation’s Common Stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(3)	Includes 6,833 shares held jointly with his wife and 35,000 shares he has the right to acquire within sixty days pursuant to stock options.

(4)	Represents shares that he has the right to acquire within sixty days pursuant to stock options.

(5)	Represents shares she has the right to acquire within sixty days pursuant to stock options.

(6)	Includes 200 shares held jointly with his wife and 33,332 shares he has the right to acquire within sixty days pursuant to stock options.

(7)	Represents shares she has the right to acquire within sixty days pursuant to stock options.

(8)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(9)	Represents shares owned directly.

(10)	Represents shares held jointly with his wife.

(11)	Excludes double counting of shares deemed to be beneficially owned by more than one Director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ampco pittsburgh | 2009 annual report	64

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Corporation’s policies and procedures for reviewing, approving and ratifying transactions with related persons are set forth in the Corporation’s Corporate Governance Guidelines, which are available on the Corporation’s website at www.ampcopittsburgh.com. Under these policies and procedures, the Corporation’s management is responsible for determining whether a particular transaction should be referred to the Nominating and Governance Committee for consideration. The Nominating and Governance Committee then determines whether to approve, ratify, revise the terms of or reject the transaction or to refer the transaction to the full Board or another appropriate committee of the Board for approval or ratification. The policy and procedures apply to transactions involving an amount in excess of $120,000 in which a related person has a direct or indirect material interest. The policy and procedures generally do not apply to employment matters (except employment of an executive officer who is an immediate family member of another executive officer), director compensation, commercial transactions in the ordinary course of business under ordinary business terms, charitable contributions, transactions such as payment of dividends where all shareholders receive the same proportional benefits and transactions involving competitive bids.

In 2009, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,443,035. Additionally, The Louis Berkman Investment Company paid the Corporation $231,750 for certain administrative services. Robert A. Paul was an officer and director, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2009.

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

Following his retirement as President in April 2009, the Corporation entered into a Consulting Agreement with Ernest G. Siddons for a term of three years from the date of his retirement. The agreement primarily provides for compensation of $225,000 per year, the same medical and life insurance benefits provided to him prior to his retirement and reimbursement of certain expenses, including one club membership.

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

65	ampco pittsburgh | 2009 annual report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2009	2008
Audit fees(a)	$697,329	$692,250
Audit-related fees(b)	22,388	26,613
Tax fees	—	—
All other fees	—	—
Total(c)	$719,717	$718,863

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	The Audit Committee approved all fees in the years reported.

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

ampco pittsburgh | 2009 annual report	66

–Part IV–

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

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

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		69
Report of Independent Registered Public Accounting Firm		70
Valuation and Qualifying Accounts	II	71

67	ampco pittsburgh | 2009 annual report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010	AMPCO-PITTSBURGH CORPORATION

	By:	/S/ Robert A. Paul
		Name:	Robert A. Paul
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert A. Paul	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2010
Robert A. Paul

/s/ Marliss D. Johnson	Vice President, Controller and Treasurer (Principal Financial and Accounting Officer)	March 16, 2010
Marliss D. Johnson

/s/ Robert J. Appel	Director	March 16, 2010
Robert J. Appel

/s/ Leonard M. Carroll	Director	March 16, 2010
Leonard M. Carroll

/s/ Paul A. Gould	Director	March 16, 2010
Paul A. Gould

/s/ William L. Lieberman	Director	March 16, 2010
William L. Lieberman

/s/ Laurence E. Paul	Director	March 16, 2010
Laurence E. Paul

/s/ Stephen E. Paul	Director	March 16, 2010
Stephen E. Paul

/s/ Carl H. Pforzheimer, III	Director	March 16, 2010
Carl H. Pforzheimer, III

/s/ Ernest G. Siddons	Director	March 16, 2010
Ernest G. Siddons

ampco pittsburgh | 2009 annual report	68

69	ampco pittsburgh | 2009 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Corporation’s internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 16, 2010; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 16, 2010

ampco pittsburgh | 2009 annual report	70

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2009
Allowance for doubtful accounts	$211	$211	$—	$6	(2)	$—	$428
Valuation allowance against gross deferred income tax assets	$2,619	$—	$—	$—		$(154)	$2,465

Year ended December 31, 2008
Allowance for doubtful accounts	$285	$99	$—	$(173	)(2)	$—	$211
Valuation allowance against gross deferred income tax assets	$4,376	$—	$615	$(501	)(3)	$(1,871)	$2,619

Year ended December 31, 2007
Allowance for doubtful accounts	$282	$52	$—	$(49	)(2)	$—	$285
Valuation allowance against gross deferred income tax assets	$5,030	$—	$255	$(918	)(3)	$9	$4,376

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents current year write-off of accounts receivable balances net of recovery of accounts receivable balances previously written-off.

(3)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision (benefit) in the statements of operations.

(4)	Represents impact from changes in foreign currency exchange rates and expiration of deferred tax assets associated with foreign tax credits in 2009 and capital loss carryforwards in 2008.

71	ampco pittsburgh | 2009 annual report

Exhibits Index

Exhibit No.

(3)	Articles of Incorporation and By-laws
a.	Articles of Incorporation

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

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008

c.	2008 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 6, 2008.

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.