Form 10-Q
period 2010-03-31
AMPCO PITTSBURGH CORP
filed 2010-05-10
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ___                                   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer____ Accelerated filer   √
Non-accelerated filer  ____Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes____                                   No   √

On May 10, 2010, 10,246,827 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	18

Item 1A -	Risk Factors	18

Item 6 -	Exhibits	18

Signatures		20

Exhibit Index		21

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$61,824,900	$66,440,864
Receivables, less allowance for doubtful accounts
of $406,296 in 2010 and $428,074 in 2009	48,629,330	39,620,966
Inventories	68,256,689	69,974,934
Insurance receivable – asbestos	20,000,000	20,000,000
Other current assets	15,342,449	13,789,664
Total current assets	214,053,368	209,826,428

Property, plant and equipment, net	128,173,520	119,940,117
Insurance receivable - asbestos	92,322,697	95,430,060
Investments in joint ventures	14,741,991	14,867,317
Deferred tax assets	24,961,961	25,953,111
Other noncurrent assets	5,578,699	5,808,024
	$479,832,236	$471,825,057
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,946,614	$15,798,457
Accrued payrolls and employee benefits	9,574,034	10,497,091
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	30,000,000	30,000,000
Other current liabilities	24,718,054	19,897,991
Total current liabilities	96,549,702	89,504,539
Employee benefit obligations	52,346,922	52,372,460
Asbestos liability	142,741,105	147,093,191
Other noncurrent liabilities	2,613,629	3,652,411
Total liabilities	294,251,358	292,622,601

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,246,827 shares in 2010 and 10,245,927 in 2009	10,246,827	10,245,927
Additional paid-in capital	118,053,361	116,396,355
Retained earnings	123,171,078	116,804,408
Accumulated other comprehensive loss	(65,890,388)	(64,244,234)
Total shareholders' equity	185,580,878	179,202,456
	$479,832,236	$471,825,057

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net sales	$82,325,868	$85,754,988

Operating costs and expenses:
Costs of products sold (excluding depreciation)	56,840,920	59,776,062
Selling and administrative	11,594,103	10,621,633
Depreciation	2,324,728	1,816,089
Gain on disposition of assets	(97,890)	-
Total operating expenses	70,661,861	72,213,784

Income from operations	11,664,007	13,541,204

Other income (expense):
Investment-related income	20,789	82,607
Interest expense	(73,283)	(69,364)
Other – net	709,177	(1,777,775)
	656,683	(1,764,532)

Income before income taxes and equity losses in Chinese joint venture	12,320,690	11,776,672

Income tax provision	(4,066,000)	(4,458,000)
Equity losses in Chinese joint venture	(43,591)	-

Net income	$8,211,099	$7,318,672

Net income per common share:
Basic	$0.80	$0.72
Dilutive	$0.80	$0.72

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common shares outstanding:
Basic shares	10,246,211	10,177,497
Dilutive shares	10,257,368	10,178,276

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net cash flows provided by operating activities	$9,498,555	$13,720,260

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,584,554)	(6,157,271)
Investment in Chinese joint venture	-	(4,410,000)
Collateral for outstanding foreign exchange contracts	-	(4,326,000)
Purchases of long-term marketable securities	(219,125)	(90,630)
Proceeds from sale of long-term marketable securities	208,657	50,446
Proceeds from sale of property, plant and equipment	96,756	-

Net cash flows used in investing activities	(11,498,266)	(14,933,455)

Cash flows from financing activities:
Dividends paid	(1,844,267)	(1,831,949)
Proceeds from the issuance of common stock	9,731	-
Excess tax benefits from the exercise of stock options	4,013	-

Net cash flows used in financing activities	(1,830,523)	(1,831,949)

Effect of exchange rate changes on cash and cash equivalents	(785,730)	(78,978)

Net decrease in cash and cash equivalents	(4,615,964)	(3,124,122)

Cash and cash equivalents at beginning of period	66,440,864	81,606,793

Cash and cash equivalents at end of period	$61,824,900	$78,482,671

Supplemental information:
Income tax payments	$-	$707,427
Interest payments	$73,635	$72,910

Non-cash investing activities:
Purchases of property, plant and equipment
included in accounts payable	$2,020,043	$1,929,700

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance became effective on January 1, 2010 and did not impact the operating results, financial position or liquidity of the Corporation.

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

At March 31, 2010 and December 31, 2009, approximately 65% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2010	2009

Raw materials	$18,650	$18,274
Work-in-process	36,082	33,178
Finished goods	3,916	8,075
Supplies	9,609	10,448
	$68,257	$69,975

3.    Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2010	2009

Land and land improvements	$4,765	$4,766
Buildings	36,751	31,387
Machinery and equipment	186,602	155,528
Construction-in-progress	18,365	45,188
Other	7,402	7,417
	253,885	244,286
Accumulated depreciation	(125,711)	(124,346)
	$128,174	$119,940

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	March 31,	December 31,
	2010	2009

Customer-related liabilities	$9,345	$10,111
Foreign currency exchange contracts	1,118	1,171
Accrued sales commissions	2,577	1,852
Accrued income taxes payable	4,146	-
Dividend payable	1,844	1,844
Other	5,688	4,920
	$24,718	$19,898

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Three Months Ended March 31,
	2010	2009

Balance at beginning of the period	$4,929	$4,724
Satisfaction of warranty claims	(480)	(269)
Provision for warranty claims	645	452
Impact from changes in foreign currency exchange rates	(138)	(7)
Balance at end of the period	$4,956	$4,900

5.   Pension and Other Postretirement Benefits

Contributions for the three months ended March 31, 2010 and 2009 were as follows:

	(in thousands)
	2010	2009

U.S. pension benefits plans	$-	$5,000
U.K. pension benefits plan	$359	$329
Other postretirement benefits (e.g. net payments)	$161	$121
U.K. defined contribution plan	$76	$64

    Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended March 31,
U.S. Pension Benefits	2010	2009

Service cost	$784	$712
Interest cost	2,159	2,058
Expected return on plan assets	(2,254)	(2,522)
Amortization of prior service cost	164	158
Amortization of actuarial loss	781	432
Net expense	$1,634	$838

	(in thousands)
	Three Months Ended March 31,
Foreign Pension Benefits	2010	2009

Interest cost	$627	$534
Expected return on plan assets	(476)	(340)
Amortization of actuarial loss	117	106
Net expense	$268	$300

	(in thousands)
	Three Months Ended March 31,
Other Postretirement Benefits	2010	2009

Service cost	$113	$109
Interest cost	226	210
Amortization of prior service cost	21	22
Amortization of actuarial loss	-	1
Net expense	$360	$342

6.  Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2010 approximated $21,065,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

7.  Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Three Months Ended March 31,
	2010	2009

Net income	$8,211	$7,319
Foreign currency translation adjustments	(2,862)	93
Unrecognized components of employee benefit plans	688	458
Unrealized holding gains (losses) on marketable securities	74	(46)
Change in the fair value of cash flow hedge derivatives	454	1,286
Comprehensive income	$6,565	$9,110

8.  Foreign Currency Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges and are recorded in the condensed consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the condensed consolidated statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense).

No portion of the existing cash flow hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of the hedge.

As of March 31, 2010, approximately $47,080,000 of anticipated foreign-denominated sales has been hedged of which $16,857,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $30,223,000 is covered by fair value contracts settling at various dates through September 2013. As of March 31, 2010, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $837,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $308,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $630,000, net of income taxes, as of March 31, 2010.  During the three months ended March 31, 2010, approximately $641,000, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $784,000 expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2010 and 2009, approximately $51,000 and $3,000, respectively, was released to pre-tax earnings.

As of March 31, 2010, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $1,118,000 and is recorded as other current liabilities. (The fair value of the related hedged item, recorded as other current assets, approximated $1,120,000.) The fair value of the remaining fair value hedges equaled $255,000 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $221,000). The fair value of assets held as collateral as of March 31, 2010 approximated $2,276,000.

Gains (losses) on foreign exchange transactions approximated $920,000 and $(1,387,000) for the three months ended March 31, 2010 and 2009, respectively, and are included in other income (expense).

The Corporation enters into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. The contracts are designated as cash flow hedges and are recorded in the condensed consolidated balance sheet as either an asset or a liability measured at their fair value. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the foreign currency purchase contract is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction (i.e., remittance of the progress payment), the foreign currency purchase contract is settled and the change in fair value deferred in accumulated other comprehensive income (loss) is reclassified to earnings (depreciation expense) over the life of the underlying assets.

As of March 31, 2010, approximately $5,601,000 of anticipated foreign-denominated purchases has been hedged with cash flow contracts settling at various dates through February 2012. As of March 31, 2010, the fair value of the contracts expecting to settle within the next 12 months approximated $48,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $25,000 and is recorded as other noncurrent assets. Additionally, the fair value of the contracts which settled by March 31, 2010 approximated $601,000 and is recorded with property, plant and equipment, net (specifically, construction-in-progress). The change in the fair value of the contracts (both outstanding and settled) is recorded as a component of accumulated other comprehensive income (loss) and approximated $406,000, net of income taxes, as of March 31, 2010. During the three months ended March 31, 2010, approximately $(178,000), net of income taxes, was recognized as comprehensive income (loss). Since the underlying assets have not yet been placed in service, no amounts relating to the settled contracts have been released to earnings during the three months ended March 31, 2010. Additionally, the amount expected to be released to earnings (as an offset to depreciation expense) within the next 12 months is not significant.

At March 31, 2010, the Corporation has purchase commitments covering approximately 71% or $16,115,000 of anticipated natural gas usage at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

Additionally, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Changes in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At March 31, 2010, approximately 60% or $1,394,000 of anticipated copper purchases over the next 4 months and 63% or $868,000 of anticipated aluminum purchases over the next 6 months are hedged. The fair value of these contracts (open and settled) approximated $181,000 as of March 31, 2010. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $112,000, net of income taxes, as of March 31, 2010. During the three months ended March 31, 2010, approximately $63,000, net of income taxes, was recognized as comprehensive income (loss).  Approximately $181,000 of the change in fair value is expected to be released to pre-tax earnings over the next 12 months.  During the three months ended March 31, 2010 and 2009, approximately $168,000 and $(135,000), respectively, was released to pre-tax earnings.  The fair value of assets held as collateral as of March 31, 2010 approximated $253,000.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

9.  Stock-Based Compensation

In February 2010, the Compensation Committee granted 325,000 of non-qualified stock options to certain employees. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise price of $25.77 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $10.77 per share.

The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 2.98%, an expected dividend yield of 3.00% and an expected volatility of 55.12%. The resultant stock-based compensation expense of $3,500,000 will be recognized over the requisite service period.

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

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 equaled $1,644,000 and $664,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $575,000 and $232,000.

10.Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of March 31, 2010 were as follows:

(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$2,732	$-	$-	$2,732
Foreign currency exchange (sales and purchase) contracts
Other current assets	-	2,005	-	2,005
Other noncurrent assets	-	588	-	588
Other current liabilities	-	1,118	-	1,118
Other noncurrent liabilities	-	221	-	221

11.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Three Months Ended March 31,
	2010	2009

Net sales:
Forged and Cast Rolls	$60,148	$57,423
Air and Liquid Processing	22,178	28,332
Total Reportable Segments	$82,326	$85,755

Income before income taxes:
Forged and Cast Rolls	$13,465	$13,957
Air and Liquid Processing	1,795	2,221
Total Reportable Segments	15,260	16,178
Other expense, including corporate costs – net	(2,939)	(4,401)
Total	$12,321	$11,777

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

Asbestos Claims
The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the three months ended March 31, 2010:

Approximate open claims at end of period	8,330	(1)
Gross settlement and defense costs (in 000’s)	$3,595
Approximate claims settled or dismissed	173

(1) Included as “open claims” are approximately 1,931 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance
Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 324 as of March 31, 2010, are not included within the Coverage Arrangement.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

Asbestos Valuations
In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006.  HR&A’s analysis most recently was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018.  The methodology used by HR&A in its projection in 2008 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 estimate, relied upon and included the following factors:

■HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
■ epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

■ HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2006 to September 30, 2008;

■an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;
■an analysis of claims resolution history from January 1, 2006 to September 30, 2008 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and
■ an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2008 the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts.  For purposes of its condensed consolidated financial statements for the three months ended March 31, 2010, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2008, as updated by the Corporation to reflect its Asbestos Liability expenditures through March 31, 2010.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014,000, of which approximately 86% was attributable to settlement costs for unasserted claims projected to be filed through 2018 and future defense costs. The reserve at March 31, 2010 was $172,741,000. While it is reasonably possible that the

Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable at December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $136,176,000 ($112,323,000 as of March 31, 2010). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838,000 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $789,000 at March 31, 2010 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. Business activity for the Forged and Cast Rolls group has begun to show signs of improvement. Additionally, weakness of the British Pound Sterling against most regional currencies is contributing further to the demand for rolling mill rolls for our U.K. operations. Pricing pressures from customers continue however. For the Air and Liquid Processing group, industrial activity is weak and recovery is not expected in the immediate future.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net Sales.  Net sales for the three months ended March 31, 2010 and 2009 were $82,326,000 and $85,755,000, respectively.  Backlog approximated $467,796,000 at March 31, 2010 versus $501,311,000 as of December 31, 2009 and $618,935,000 as of March 31, 2009. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales for the three months ended March 31, 2010 and 2009 were comparable and approximated 69.0% and 69.7% for the respective periods.

Selling and Administrative.  The increase in selling and administrative expenses is primarily due to the recognition of stock-based compensation costs associated with the February 2010 stock option grant of $1,264,000 for the three months ended March 31, 2010. Total stock-based compensation expense equaled $1,644,000 and $664,000 for the three months ended March 31, 2010 and 2009, respectively.

Depreciation. The increase in depreciation expense is associated with the assets placed in service as a result of the major capital investment program that began in 2008 for the Forged and Cast Rolls segment.

Income from Operations.  Income from operations for the three months ended March 31, 2010 and 2009 approximated $11,664,000 and $13,541,000, respectively.  A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales for the quarter were better than the comparable prior year period attributable to an improvement in the volume of shipments, particularly for the U.K. cast roll operations. Despite the contribution from the additional sales and increased production volumes, operating income was less than the prior year quarter which benefited from significantly higher variable-index surcharge revenues. Backlog approximated $432,741,000 at March 31, 2010 against $468,500,000 as of December 31, 2009 and $566,436,000 as of March 31, 2009. The decline is a result of shipments outpacing new orders. In addition, the Forged and Cast Rolls group has commitments of approximately $56,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.  Approximately $254,000,000 of the current backlog is expected to ship after 2010.

Air and Liquid Processing. Sales and operating income for the segment decreased when compared to the three months ended March 31, 2009.  Specifically, Buffalo Pumps has been adversely affected by a reduction in the volume of pumps supplied to the energy sector and for the U.S. Navy. With minimal new-construction activity, Buffalo Air Handling continues to operate at a break-even level.  Although sales for Aerofin have declined as a result of reduced activity with its utility customers, the impact to operating income was minimized by lower commissions and operating costs.  As of March 31, 2010, backlog approximated $35,055,000 in comparison to $32,811,000 as of December 31, 2009 and $52,499,000 as of March 31, 2009. The reduction in backlog from a year ago is reflective of the economic slowdown in its markets and the fall off in new business which began in the latter part of 2009.  The majority of the current backlog is expected to ship in 2010.

Other Income (Expense). The fluctuation in other income (expense) is primarily attributable to foreign exchange gains during the current year quarter versus foreign exchange losses in the first quarter of the prior year.

Income Taxes. The decrease in the effective income tax rate between the two periods is partially attributable to a change in the composition of projected net income before income taxes. For 2010, a higher proportion of net income before income taxes is anticipated to be generated by the U.K. operation which is taxed at a statutory rate of 28% versus a statutory federal rate of 35% in the U.S. Additionally, higher beneficial permanent differences and lower state taxes further reduced the estimated effective income tax rate for 2010.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended March 31, 2010 and 2009 equaled $8,211,000 or $0.80 per common share and $7,319,000 or $0.72 per common share, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. The decrease is principally due to an increase in accounts receivables reflective of the higher volume of shipments for the Forged and Cast Rolls group.

The decrease in net cash flows used in investing activities is partially attributable to Union Electric Steel making its final contributions toward its 49% interest in its Chinese joint venture in 2009. Additionally, in the first quarter of 2009, Davy Roll was required to deposit in escrow approximately $4,326,000 (£3,000,000) to be held as collateral for its outstanding foreign currency exchange contracts. A portion of these monies were returned to Davy Roll in 2009 and no further deposits have been required to date. The increase in capital expenditures is associated with the Forged and Cast Rolls group and its in-process capital investment program. As of March 31, 2010, future capital expenditures approximating $17,982,000, to be spent over the next 12 – 18 months, have been approved.

The effect of exchange rate changes on cash and cash equivalents for the three months ended March 31, 2010 is related to the decline in the value of the U.K. pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased $4,616,000 in 2010 and ended the period at $61,825,000 in comparison to $66,441,000 at December 31, 2009.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2010 was approximately $9,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2009, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1           Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A        Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2010	BY: s/Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: May 10, 2010	BY: s/Marliss D. Johnson
Marliss D. Johnson
Vice President, Controller and Treasurer

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