Form 10-Q
period 2010-06-30
AMPCO PITTSBURGH CORP
filed 2010-08-06
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer        Accelerated filer   √
Non-accelerated filer        Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                          No   √

On August 6, 2010, 10,246,827 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	19

Item 1A -	Risk Factors	19

Item 6 -	Exhibits	19

Signatures		21

Exhibit Index		22

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$57,849,458	$66,440,864
Receivables, less allowance for doubtful accounts
of $189,021 in 2010 and $428,074 in 2009	51,486,665	39,620,966
Inventories	69,707,140	69,974,934
Insurance receivable – asbestos	20,000,000	20,000,000
Other current assets	14,852,870	13,789,664
Total current assets	213,896,133	209,826,428

Property, plant and equipment, net	134,191,180	119,940,117
Insurance receivable - asbestos	88,992,377	95,430,060
Investments in joint ventures	14,584,827	14,867,317
Deferred tax assets	24,970,643	25,953,111
Other noncurrent assets	5,468,560	5,808,024
	$482,103,720	$471,825,057
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,637,760	$15,798,457
Accrued payrolls and employee benefits	11,291,036	10,497,091
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	30,000,000	30,000,000
Other current liabilities	22,418,842	19,897,991
Total current liabilities	95,658,638	89,504,539
Employee benefit obligations	52,358,077	52,372,460
Asbestos liability	138,001,259	147,093,191
Other noncurrent liabilities	2,226,690	3,652,411
Total liabilities	288,244,664	292,622,601

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,246,827 shares in 2010 and 10,245,927 in 2009	10,246,827	10,245,927
Additional paid-in capital	118,725,412	116,396,355
Retained earnings	130,700,393	116,804,408
Accumulated other comprehensive loss	(65,813,576)	(64,244,234)
Total shareholders' equity	193,859,056	179,202,456
	$482,103,720	$471,825,057

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Net sales	$165,183,818	$160,733,852	$82,857,950	$74,978,864

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	111,625,015	109,994,148	54,784,095	50,218,086
Selling and administrative	22,632,297	20,817,871	11,038,194	10,196,238
Depreciation	4,592,735	3,625,804	2,268,007	1,809,715
(Gain) loss on disposition of assets	(95,119)	-	2,771	-
Total operating expenses	138,754,928	134,437,823	68,093,067	62,224,039

Income from operations	26,428,890	26,296,029	14,764,883	12,754,825

Other income (expense):
Investment-related income	45,512	146,815	24,723	64,208
Interest expense	(154,726)	(146,853)	(81,443)	(77,489)
Other - net	32,187	(2,313,221)	(676,990)	(535,446)
	(77,027)	(2,313,259)	(733,710)	(548,727)

Income before income taxes and equity
losses in Chinese joint venture	26,351,863	23,982,770	14,031,173	12,206,098

Income tax provision	(8,648,000)	(8,871,000)	(4,582,000)	(4,413,000)

Equity losses in Chinese joint venture	(119,020)	-	(75,429)	-

Net income	$17,584,843	$15,111,770	$9,373,744	$7,793,098

Earnings per common share:
Basic	$1.72	$1.48	$0.91	$0.77
Diluted	$1.71	$1.48	$0.91	$0.77

Cash dividends declared
per share	$0.36	$0.36	$0.18	$0.18

Weighted-average number of
common shares outstanding:
Basic shares	10,246,517	10,180,881	10,246,827	10,184,228
Diluted shares	10,275,114	10,181,779	10,289,545	10,178,381

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Net cash flows provided by operating activities	$15,138,275	$21,709,482

Cash flows from investing activities:

Purchases of property, plant and equipment	(20,118,017)	(13,474,176)
Investment in Chinese joint venture	-	(4,410,000)
Collateral for outstanding foreign currency exchange contracts (Note 8)	764,950	(4,326,000)
Purchases of long-term marketable securities	(275,250)	(574,268)
Proceeds from sale of long-term marketable securities	262,951	507,731
Other	103,534	1,774

Net cash flows used in investing activities	(19,261,832)	(22,274,939)

Cash flows from financing activities:

Dividends paid	(3,688,696)	(3,663,899)
Proceeds from the issuance of common stock	9,731	300,825
Excess tax benefits from the exercise of stock options	4,013	89,453

Net cash flows used in financing activities	(3,674,952)	(3,273,621)

Effect of exchange rate changes on cash and cash equivalents	(792,897)	1,313,247

Net decrease in cash and cash equivalents	(8,591,406)	(2,525,831)

Cash and cash equivalents at beginning of period	66,440,864	81,606,793

Cash and cash equivalents at end of period	$57,849,458	$79,080,962

Supplemental information:
Income tax payments	$2,748,000	$7,277,973
Interest payments	$154,533	$154,991

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$2,535,660	$1,006,147

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the six and three months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the six and three months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance became effective on January 1, 2010 and did not impact the operating results, financial position or liquidity of the Corporation.

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011.

2.	Inventories

At June 30, 2010 and December 31, 2009, approximately 63% and 65%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2010	2009

Raw materials	$18,554	$18,274
Work-in-process	38,009	33,178
Finished goods	3,259	8,075
Supplies	9,885	10,448
	$69,707	$69,975

3.      Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2010	2009

Land and land improvements	$4,764	$4,766
Buildings	36,748	31,387
Machinery and equipment	187,658	155,528
Construction-in-progress	25,482	45,188
Other	7,381	7,417
	262,033	244,286
Accumulated depreciation	(127,842)	(124,346)
	$134,191	$119,940

4.	Other Current Liabilities

 Other current liabilities were comprised of the following:

	(in thousands)
	June 30,	December 31,
	2010	2009

Customer-related liabilities	$8,238	$10,111
Foreign currency exchange contracts	311	1,171
Accrued sales commissions	2,360	1,852
Accrued income taxes payable	2,749	-
Dividend payable	1,844	1,844
Other	6,917	4,920
	$22,419	$19,898

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Balance at beginning of the period	$4,929	$4,724	$4,956	$4,900
Satisfaction of warranty claims	(662)	(751)	(182)	(482)
Provision for warranty claims	1,198	889	553	437
Other, primarily impact from changes in
foreign currency exchange rates	(176)	291	(38)	298
Balance at end of the period	$5,289	$5,153	$5,289	$5,153

5.   Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2010 and 2009 were as follows:

	(in thousands)
	2010	2009

U.S. pension benefits plans	$-	$5,000
U.K. pension benefits plan	$703	$687
Other postretirement benefits (e.g. net payments)	$346	$284
U.K. defined contribution plan	$155	$130

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
U.S. Pension Benefits

Service cost	$1,434	$1,425	$650	$713
Interest cost	4,262	4,116	2,103	2,058
Expected return on plan assets	(4,786)	(5,045)	(2,532)	(2,523)
Amortization of prior service cost	328	317	164	159
Amortization of actuarial loss	1,742	863	961	431
Net benefit cost	$2,980	$1,676	$1,346	$838

Foreign Pension Benefits

Interest cost	$1,229	$1,068	$602	$534
Expected return on plan assets	(934)	(680)	(458)	(340)
Amortization of actuarial loss	230	212	113	106
Net benefit cost	$525	$600	$257	$300

Other Postretirement Benefits

Service cost	$226	$219	$113	$110
Interest cost	451	420	225	210
Amortization of prior service cost	43	43	22	21
Amortization of actuarial loss	-	3	-	2
Net benefit cost	$720	$685	$360	$343

6.   Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2010 approximated $20,844,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

7.  Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income	$17,585	$15,112	$9,374	$7,793
Foreign currency translation adjustments	(3,556)	5,344	(694)	5,251
Unrecognized components of
employee benefit plans	1,305	939	617	481
Unrealized holding (losses) gains on marketable
securities	(43)	209	(117)	255
Change in the fair value of derivatives
(cash flow hedges)	725	702	271	(584)
Comprehensive income	$16,016	$22,306	$9,451	$13,196

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

As of June 30, 2010, approximately $38,699,000 of anticipated foreign-denominated sales has been hedged of which $12,676,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $26,023,000 is covered by fair value contracts settling at various dates through September 2013. As of June 30, 2010, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $1,937,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $497,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $1,269,000, net of income taxes, as of June 30, 2010.  During the six months ended June 30, 2010, approximately $1,555,000, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $1,797,000 expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2010 and 2009, approximately $387,000 and $(64,000), respectively, was released to pre-tax earnings and during the three months ended June 30, 2010 and 2009, approximately $336,000 and $(67,000), respectively, was released to pre-tax earnings.

As of June 30, 2010, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $211,000 and is recorded as other current liabilities. (The fair value of the related hedged item, recorded as other current assets, approximated $238,000.) The fair value of the remaining fair value hedges equaled $117,000 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $92,000). The fair value of assets held as collateral as of June 30, 2010 approximated $1,494,000.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $472,000 and $(1,847,000) for the six months ended June 30, 2010 and 2009, respectively, and $(448,000) and $(460,000) for the three months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, approximately $583,000 of anticipated foreign-denominated purchases has been hedged with cash flow contracts settling at various dates through September 2010. As of June 30, 2010, the fair value of these contracts approximated $100,000 and is recorded as other current liabilities. Additionally, the fair value of the contracts which settled by June 30, 2010 approximated $626,000 and is recorded within property, plant and equipment, net (specifically, construction-in-progress). The change in the fair value of the contracts (both outstanding and settled) is recorded as a component of accumulated other comprehensive income (loss) and approximated $332,000, net of income taxes, as of June 30, 2010. During the six months ended June 30, 2010, approximately $(252,000), net of income taxes, was recognized as comprehensive income (loss). Since the underlying assets have not yet been placed in service, no amounts relating to the settled contracts have been released to earnings during the six months ended June 30, 2010. Additionally, the amount expected to be released to earnings (as an offset to depreciation expense) within the next 12 months is not significant.

At June 30, 2010, the Corporation has purchase commitments covering approximately 71% or $11,359,000 of anticipated natural gas usage over the next three and one-half years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

Additionally, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. Changes in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At June 30, 2010, approximately 72% or $2,393,000 of anticipated copper purchases and 63% or $819,000 of anticipated aluminum purchases are hedged over the next 6 months. The fair value of these contracts (both outstanding and settled) approximated $(290,000) as of June 30, 2010. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(181,000), net of income taxes, as of June 30, 2010. During the six months ended June 30, 2010, approximately $(211,000), net of income taxes, was recognized as comprehensive income (loss). Approximately $(290,000) of the change in fair value is expected to be released to pre-tax earnings over the next 12 months. During the six months ended June 30, 2010 and 2009, approximately $200,000 and $212,000, respectively, was released to pre-tax earnings and during the three months ended June 30, 2010 and 2009, approximately $32,000 and $73,000, respectively, was released to pre-tax earnings.  The fair value of assets held as collateral as of June 30, 2010 approximated $253,000.

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

Stock-based compensation expense associated with vested options for the current and any previous grants for the six months ended June 30, 2010 and 2009 equaled $2,316,000 and $1,045,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $810,000 and $366,000. Stock-based compensation expense for the three months ended June 30, 2010 and 2009 equaled $672,000 and $380,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $235,000 and $133,000, respectively.

10.Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of June 30, 2010 were as follows:

(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$2,566	$-	$-	$2,566
Foreign currency exchange (sales and purchase) contracts
Other current assets	-	2,175	-	2,175
Other noncurrent assets	-	614	-	614
Other current liabilities	-	311	-	311
Other noncurrent liabilities	-	92	-	92

11.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net Sales:
Forged and Cast Rolls	$121,711	$102,628	$61,563	$45,205
Air and Liquid Processing	43,473	58,106	21,295	29,774
Total Reportable Segments	$165,184	$160,734	$82,858	$74,979

Income before Income Taxes:
Forged and Cast Rolls	$28,805	$25,001	$15,340	$11,044
Air and Liquid Processing	3,967	6,367	2,172	4,146
Total Reportable Segments	32,772	31,368	17,512	15,190
Other expense, including
corporate costs – net	(6,420)	(7,385)	(3,481)	(2,984)

Total	$26,352	$23,983	$14,031	$12,206

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

Asbestos Claims
The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the six months ended June 30, 2010:

Approximate open claims at end of period	8,155 (1)
Gross settlement and defense costs (in 000’s)	$ 8,710
Approximate claims settled or dismissed	636

(1) Included as “open claims” are approximately 1,928 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance
Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 330 as of June 30, 2010, are not included within the Coverage Arrangement.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

Using this information, HR&A estimated in 2008 the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts.  For purposes of its condensed consolidated financial statements for the six months ended June 30, 2010, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2008, as updated by the Corporation to reflect its Asbestos Liability expenditures through June 30, 2010.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014,000, of which approximately 86% was attributable to settlement costs for unasserted claims projected to be filed through 2018 and future defense costs. The reserve at June 30, 2010 was $168,001,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable at December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $136,176,000 ($108,992,000 as of June 30, 2010). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838,000 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions during the fourth quarter of this year and thereafter on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation incurring future charges; however, the

Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $700,000 at June 30, 2010 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. Business activity for the Forged and Cast Rolls group is showing signs of improvement as a result of the global steel industry operating at higher levels when compared to the post-financial crisis period of a year ago. Additionally, a weaker British Pound Sterling against most regional currencies is contributing further to the demand for rolling mill rolls for our U.K. operations. Excess inventory levels within the industry exist and pricing pressures from customers remain however. The Air and Liquid Processing group continues to be negatively impacted by reduced demand principally from its construction and energy sector customer base.

Consolidated Results of Operations for the Six and Three Months Ended June 30, 2010 and 2009

Net Sales.  Net sales for the six months ended June 30, 2010 and 2009 were $165,184,000 and $160,734,000, respectively, and $82,858,000 and $74,979,000, respectively, for the three months then ended.  Backlog approximated $422,408,000 at June 30, 2010 versus $501,311,000 as of December 31, 2009 and $567,304,000 as of June 30, 2009. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales approximated 67.6% and 68.4% for the six months ended June 30, 2010 and 2009, respectively, and 66.1% and 67.0% of net sales for the three months ended June 30, 2010 and 2009, respectively. The slight improvement is primarily attributable to product mix.

Selling and Administrative.  The increase in selling and administrative expenses is primarily due to the recognition of stock-based compensation costs of $1,555,000 and $292,000 for the six and three months ended June 30, 2010, respectively, associated with the February 2010 stock option grant.

Depreciation. The increase in depreciation expense is associated with the assets placed in service as a result of the major capital investment program that began in 2008 for the Forged and Cast Rolls segment.

Income from Operations.  Income from operations for the six months ended June 30, 2010 and 2009 approximated $26,429,000 and $26,296,000, respectively, and $14,765,000 and $12,755,000 for the three months ended June 30, 2010 and 2009, respectively.  A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales and operating income for the six and three months ended June 30, 2010 exceeded the comparable prior year periods. The improvement is primarily volume related with shipments for both its domestic and international customers increasing, during the second quarter in particular, and more than offsetting the effects of lower revenues from the variable-index surcharge program and higher costs for direct materials. Backlog approximated $384,616,000 at June 30, 2010 against $468,500,000 as of December 31, 2009 and $524,162,000 as of June 30, 2009. The decline is a result of shipments outpacing new orders. With existing orders in backlog extending multiple years and excess inventories on hand at certain customer locations, it is unlikely that backlog will reach the record highs of earlier years in the foreseeable future. Approximately $258,000,000 of the current backlog is expected to ship after 2010. Additionally, the segment has commitments of approximately $74,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. Sales and operating income for the segment decreased when compared to the six and three months ended June 30, 2009.  Buffalo Pumps has been adversely affected by a reduction in the volume of pumps supplied to the energy sector and for the U.S. Navy. Sales and operating income for Aerofin have declined as a result of reduced activity with its utility customers. Buffalo Air Handling has been negatively impacted by the cutback in spending by the construction industry. As of June 30, 2010, backlog approximated $37,792,000 in comparison to $32,811,000 as of December 31, 2009 and $43,142,000 as of June 30, 2009. The reduction in backlog from a year ago is reflective of the economic slowdown in its industries.  The majority of the current backlog is expected to ship in 2010.

Other Income (Expense). The fluctuation in year-to-date other income (expense) when compared to the prior year is primarily attributable to foreign exchange gains during the current year versus foreign exchange losses in the prior year.

Income Taxes. The decrease in the effective income tax rate between the current and prior year periods is partially attributable to a change in the composition of projected net income before income taxes. For 2010, a higher proportion of net income before income taxes is anticipated to be generated by the U.K. operation which is taxed at a statutory rate of 28% versus a statutory federal rate of 35% in the U.S. Additionally, higher beneficial permanent differences and lower state taxes further reduced the estimated effective income tax rate for 2010.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the six months ended June 30, 2010 and 2009 equaled $17,585,000 or $1.72 per common share and $15,112,000 or $1.48 per common share, respectively, and $9,374,000 or $0.91 per common share and $7,793,000 or $0.77 per common share for the three months ended June 30, 2010 and 2009.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The decrease is principally due to an increase in accounts receivables reflective of the higher volume of shipments for the Forged and Cast Rolls group.

Net cash flows used in investing activities improved for the six months ended June 30, 2010 when compared to the same prior year period. Although capital expenditures increased during the current year period, Union Electric Steel made additional contributions during 2009 toward its 49% interest in its Chinese joint venture and Davy Roll deposited $4,326,000 (£3,000,000) in escrow to be held as collateral for its outstanding foreign currency exchange contracts. A portion of these monies were returned to Davy Roll in 2010 and 2009 and no further deposits have been required to date. The increase in capital expenditures is associated with the Forged and Cast Rolls group and its in-process capital investment program. As of June 30, 2010, future capital expenditures approximating $18,000,000, to be spent over the next 12 – 18 months, have been approved.

The effect of exchange rate changes on cash and cash equivalents for the six months ended June 30, 2010 is related to the decline in the value of the U.K. pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased $8,591,000 in 2010 and ended the period at $57,849,000 in comparison to $66,441,000 at December 31, 2009.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2010 was approximately $9,000,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Incorporated by reference to the Proxy Statement dated March 6, 2008.

(d)	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and
Ernest G. Siddons dated April 30, 2009.

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 6, 2010	BY: s/Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: August 6, 2010	BY: s/Marliss D. Johnson
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