Form 10-Q
period 2010-09-30
AMPCO PITTSBURGH CORP
filed 2010-11-05
CIK 6176

FORM 1O-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On November 5, 2010, 10,253,493 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

Item 1 -	Legal Proceedings	19

Item 1A -	Risk Factors	19

Item 6 -	Exhibits	19

Signatures		21

Exhibit Index		22

Exhibits

	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I - FINANCIAL INFORMATION
AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$61,082,351	$66,440,864
Receivables, less allowance for doubtful accounts
of $188,021 in 2010 and $428,074 in 2009	48,769,956	39,620,966
Inventories	72,004,452	69,974,934
Insurance receivable – asbestos	18,000,000	20,000,000
Other current assets	11,275,950	13,789,664
Total current assets	211,132,709	209,826,428

Property, plant and equipment, net	140,345,298	119,940,117
Insurance receivable - asbestos	87,862,580	95,430,060
Investments in joint ventures	14,400,253	14,867,317
Deferred tax assets	23,383,960	25,953,111
Other noncurrent assets	5,655,093	5,808,024
	$482,779,893	$471,825,057
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,088,209	$15,798,457
Accrued payrolls and employee benefits	11,667,062	10,497,091
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	25,000,000	30,000,000
Other current liabilities	21,870,111	19,897,991
Total current liabilities	89,936,382	89,504,539

Employee benefit obligations	48,324,439	52,372,460
Asbestos liability	138,720,330	147,093,191
Other noncurrent liabilities	2,595,630	3,652,411
Total liabilities	279,576,781	292,622,601

Commitments and contingent liabilities (Note 6)

Shareholders' equity:
Common stock - par value $1; authorized
20,000,000 shares; issued and outstanding
10,246,827shares in 2010 and 10,245,927 in 2009	10,246,827	10,245,927
Additional paid-in capital	119,299,066	116,396,355
Retained earnings	136,379,626	116,804,408
Accumulated other comprehensive loss	(62,722,407)	(64,244,234)
Total shareholders' equity	203,203,112	179,202,456
	$482,779,893	$471,825,057

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Nine Months Ended September 30,	Three Months Ended September 30,

	2010	2009	2010	2009

Net sales	$244,720,952	$232,694,981	$79,537,134	$71,961,129

Operating costs and expenses:
Costs of products sold
(excluding depreciation)	168,740,339	157,498,251	56,501,918	47,504,103
Selling and administrative	32,354,403	30,693,639	10,335,512	9,875,768
Depreciation	6,596,206	5,493,962	2,003,471	1,868,158
Gain on disposition of assets	(95,508)	-	(389)	-
Total operating expenses	207,595,440	193,685,852	68,840,512	59,248,029

Income from operations	37,125,512	39,009,129	10,696,622	12,713,100

Other income (expense):
Investment-related income	1,158,786	1,009,636	1,113,274	862,821
Interest expense	(235,771)	(197,373)	(81,045)	(50,520)
Other – net	(49,977)	(1,747,743)	(82,164)	565,478
	873,038	(935,480)	950,065	1,377,779

Income before income taxes	37,998,550	38,073,649	11,646,687	14,090,879
Income tax provision	(12,594,000)	(14,247,000)	(3,946,000)	(5,376,000)
Equity earnings in Chinese joint venture	(296,046)	-	(177,026)	-
Net income	$25,108,504	$23,826,649	$7,523,661	$8,714,879

Net income per common share:
Basic	$2.45	$2.34	$0.73	$0.85
Diluted	$2.44	$2.34	$0.73	$0.85

Cash dividends declared per share	$0.54	$0.54	$0.18	$0.18

Weighted average number of
common shares outstanding:
Basic	10,246,621	10,189,008	10,246,827	10,204,997
Diluted	10,281,510	10,193,350	10,290,669	10,205,633

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Net cash flows provided by operating activities	$27,004,515	$44,248,761

Cash flows from investing activities:

Purchases of property, plant and equipment	(27,676,767)	(28,348,659)
Investment in Chinese joint venture	-	(8,820,000)
Collateral for outstanding foreign currency exchange contracts (Note 8)	-	(4,326,000)
Return of collateral for outstanding foreign currency exchange
contracts (Note 8)	764,950	2,163,000
Purchases of long-term marketable securities	(435,482)	(780,339)
Sales of long-term marketable securities	408,511	689,104
Proceeds from U.K. governmental grant	226,461	-
Other	96,756	1,850

Net cash flows used in investing activities	(26,615,571)	(39,421,044)

Cash flows from financing activities:

Dividends paid	(5,533,124)	(5,499,898)
Proceeds from the issuance of common stock	9,731	568,198
Excess tax benefits from the exercise of stock options	4,013	163,059

Net cash flows used in financing activities	(5,519,380)	(4,768,641)

Effect of exchange rate changes on cash and cash equivalents	(228,077)	1,324,176

Net (decrease) increase in cash and cash equivalents	(5,358,513)	1,383,252

Cash and cash equivalents at beginning of period	66,440,864	81,606,793

Cash and cash equivalents at end of period	$61,082,351	$82,990,045

Supplemental information:
Income tax payments	$8,092,569	$9,164,398
Interest payments	$235,907	$208,549

Non-cash investing activities:
Purchases of property, plant and equipment
included in accounts payable	$1,927,910	$2,397,033

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the nine and three months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the nine and three months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

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

At September 30, 2010 and December 31, 2009, approximately 63% and 65%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2010	2009

Raw materials	$17,917	$18,274
Work-in-process	39,172	33,178
Finished goods	4,116	8,075
Supplies	10,799	10,448
	$72,004	$69,975

3.    Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2010	2009

Land and land improvements	$4,766	$4,766
Buildings	40,149	31,387
Machinery and equipment	207,889	155,528
Construction-in-progress	10,189	45,188
Other	7,426	7,417
	270,419	244,286
Accumulated depreciation	(130,074)	(124,346)
	$140,345	$119,940

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	September 30,	December 31,
	2010	2009

Customer-related liabilities	$9,113	$10,111
Foreign currency exchange contracts	348	1,171
Accrued sales commissions	2,308	1,852
Accrued income taxes payable	1,414	-
Dividend payable	1,844	1,844
Other	6,843	4,920
	$21,870	$19,898

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Balance at beginning of the period	$4,929	$4,724	$5,289	$5,153
Satisfaction of warranty claims	(1,330)	(1,199)	(668)	(448)
Provision for warranty claims	1,654	1,416	456	527
Other, primarily impact from changes in foreign
currency exchange rates	(56)	223	120	(68)
Balance at end of the period	$5,197	$5,164	$5,197	$5,164

5.    Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2010 and 2009 were as follows:

	(in thousands)
	2010	2009

U.S. pension benefits plans	$5,000	$5,000
U.K. pension benefits plan	$1,060	$1,058
Other postretirement benefits (e.g. net payments)	$491	$438
U.K. defined contribution plan	$240	$200

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
U.S. Pension Benefits

Service cost	$2,151	$2,099	$717	$674
Interest cost	6,394	6,302	2,132	2,186
Expected return on plan assets	(7,179)	(7,696)	(2,393)	(2,651)
Amortization of prior service cost	492	545	164	228
Amortization of actuarial loss	2,613	1,415	871	552
Net benefit cost	$4,471	$2,665	$1,491	$989

U.K. Pension Benefits

Interest cost	$1,852	$1,717	$623	$649
Expected return on plan assets	(1,407)	(1,094)	(473)	(414)
Amortization of actuarial loss	347	342	117	130
Net benefit cost	$792	$965	$267	$365

Other Postretirement Benefits

Service cost	$361	$317	$135	$98
Interest cost	693	609	242	189
Amortization of prior service cost	65	65	22	22
Amortization of actuarial loss	105	7	105	4
Net benefit cost	$1,224	$998	$504	$313

6.    Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2010 approximated $20,763,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

In 2010, Davy Roll was awarded a governmental grant of up to £850,000 toward the purchase and installation of certain machinery and equipment. During the quarter, £145,000 ($226,000) was received. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. Davy Roll’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See also Note 12 regarding litigation and Note 13 for environmental matters.

7.   Comprehensive Income (Loss)

The Corporation's comprehensive income (loss) consisted of:

(in thousands)

Nine Months		Three Months
Ended September 30,		Ended September 30,
2010	2009	2010	2009

Net income	$25,109	$23,827	$7,524	$8,715
Foreign currency translation adjustments	(1,028)	4,045	2,528	(1,299)
Unrecognized components of
employee benefit plans	2,127	1,522	822	583
Unrealized holding gains on marketable securities	148	425	191	216
Change in the fair value of derivatives
(cash flow hedges)	275	367	(450)	(335)
Comprehensive income	$26,631	$30,186	$10,615	$7,880

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

As of September 30, 2010, approximately $33,954,000 of anticipated foreign-denominated sales has been hedged of which $8,496,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $25,458,000 is covered by fair value contracts settling at various dates through September 2013. As of September 30, 2010, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $548,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $94,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $333,000, net of income taxes, as of September 30, 2010.  During the nine months ended September 30, 2010, approximately $739,000, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $474,000 expected to be released to pre-tax earnings within the next 12 months. During the nine months ended September 30, 2010 and 2009, approximately $580,000 and $(330,000), respectively, was released to pre-tax earnings and during the three months ended September 30, 2010 and 2009, approximately $193,000 and $(266,000), respectively, was released to pre-tax earnings.

As of September 30, 2010, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $390,000 and is recorded as other current assets. (The fair value of the related hedged item, recorded as other current liabilities, approximated $348,000.) The fair value of the remaining fair value hedges equaled $398,000 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $467,000.)  The fair value of assets held as collateral as of September 30, 2010 approximated $1,571,000.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $431,000 and $(1,207,000) for the nine months ended September 30, 2010 and 2009, respectively, and $(41,000) and $640,000 for the three months ended September 30, 2010 and 2009, respectively.

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

As of September 30, 2010, all foreign currency purchase contracts had been settled The fair value of these contracts approximated $538,000 and is recorded within property, plant and equipment, net (specifically, construction-in-progress). The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $339,000, net of income taxes, as of September 30, 2010. During the nine months ended September 30, 2010, approximately $(245,000), net of income taxes, was recognized as comprehensive income (loss). Since the underlying assets have not yet been placed in service, no amounts have been released to earnings during the nine months ended September 30, 2010. Additionally, the amount expected to be released to earnings (as an offset to depreciation expense) within the next 12 months is not significant.

At September 30, 2010, the Corporation has purchase commitments covering 69% or $13,543,000 of anticipated natural gas usage over approximately the next three years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

Additionally, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At September 30, 2010, approximately 57% or $1,848,000 of anticipated copper purchases and 63% or $794,000 of anticipated aluminum purchases are hedged over the next six months. The fair value of these contracts (both outstanding and settled) approximated $477,000 as of September 30, 2010. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $297,000, net of income taxes, as of September 30, 2010. During the nine months ended September 30, 2010, approximately $185,000, net of income taxes, was recognized as comprehensive income (loss). Approximately $477,000 of the change in fair value is expected to be released to pre-tax earnings over the next 12 months. During the nine months ended September 30, 2010 and 2009, approximately $68,000 and $493,000, respectively, was released to pre-tax earnings and during the three months ended September 30, 2010 and 2009, approximately $(132,000) and $281,000, respectively, was released to pre-tax earnings.  The fair value of assets held as collateral as of September 30, 2010 approximated $455,000.

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

Stock-based compensation expense associated with vested options for the current and any previous grants for the nine months ended September 30, 2010 and 2009 equaled $2,890,000 and $1,425,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $1,012,000 and $499,000, respectively. Stock-based compensation expense for the three months ended September 30, 2010 and 2009 equaled $574,000 and $380,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $201,000 and $133,000, respectively.

10.Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of September 30, 2010 were as follows:

(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$2,871	$-	$-	$2,871
Foreign currency exchange sales contracts
Other current assets	-	938	-	938
Other noncurrent assets	-	492	-	492
Other current liabilities	-	348	-	348
Other noncurrent liabilities	-	467	-	467

11.Business Segments

Presented below are the net sales and income before income taxes for the Corporation's two business segments.

	(in thousands)
	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net Sales:
Forged and Cast Rolls	$181,273	$147,394	$59,562	$44,766
Air and Liquid Processing	63,448	85,301	19,975	27,195
Total Reportable Segments	$244,721	$232,695	$79,537	$71,961

Income before Income Taxes:
Forged and Cast Rolls	$40,570	$35,938	$11,765	$10,937
Air and Liquid Processing	5,333	10,586	1,366	4,219
Total Reportable Segments	45,903	46,524	13,131	15,156
Other expense, including corporate costs	(7,904)	(8,450)	(1,484)	(1,065)

Total	$37,999	$38,074	$11,647	$14,091

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

Asbestos Claims
The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the nine months ended September 30, 2010:

Approximate open claims at end of period	8,262(1)
Gross settlement and defense costs (in 000’s)	$ 13,044
Approximate claims settled or dismissed	959

(1)
Included as “open claims” are approximately 1,801 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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
Asbestos Insurance
Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some umbrella insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for a substantial majority of the pending claims for Asbestos Liability. The claims against the inactive subsidiary in dissolution of the Corporation, approximately 420 as of September 30, 2010, are not included within the Coverage Arrangement.  The one claim filed against the former division also is not included within the Coverage Arrangement.  The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

Using this information, HR&A estimated in 2008 the number of future claims for Asbestos Liability that would be filed through the year 2018, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2018. This methodology has been accepted by numerous courts.  For purposes of its condensed consolidated financial statements for the nine months ended September 30, 2010, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2008, as updated by the Corporation to reflect its Asbestos Liability expenditures through September 30, 2010.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2008 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2018 was $207,014,000, of which approximately 86% was attributable to settlement costs for unasserted claims projected to be filed through 2018 and future defense costs. The reserve at September 30, 2010 was $163,720,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2018. Accordingly, no reserve has been recorded for any costs that may be incurred after 2018.

The Corporation’s receivable at December 31, 2008 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $136,176,000 ($105,863,000 as of September 30, 2010). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $70,838,000 difference between insurance recoveries and projected costs at December 31, 2008 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2018. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

13. Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at two third-party landfill sites (a third location was settled on a de minimis basis in the second quarter of last year). In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination and agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the costs for which were accrued at the time of sale.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $640,000 at September 30, 2010 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. Business activity for the group has been improving as a result of the global steel industry operating at higher levels when compared to the financial crisis period of 2009. Although recent uncertainty in the European and North American markets along with China’s efforts to slow its economic growth has softened the near-term outlook for the steel industry, world-wide steel usage is expected to increase in 2011 over 2010 levels. The British Pound Sterling remains weak, particularly against the Euro, thereby aiding export of rolling mill rolls for our U.K. operations. Excess inventory levels within the industry exist and pricing pressures from customers remain however.

The Air and Liquid Processing group continues to be adversely affected by reduced demand principally from its construction and energy sector customer base.

Consolidated Results of Operations for the Nine and Three Months Ended September 30, 2010 and 2009

Net Sales.  Net sales for the nine months ended September 30, 2010 and 2009 were $244,721,000 and $232,695,000, respectively, and $79,537,000 and $71,961,000, respectively, for the three months then ended.  Backlog approximated $398,235,000 at September 30, 2010 versus $501,311,000 as of December 31, 2009 and $538,073,000 as of September 30, 2009. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold.  Costs of products sold, excluding depreciation, as a percentage of net sales approximated 69.0% and 67.7% for the nine months ended September 30, 2010 and 2009, respectively, and 71.0% and 66.0% of net sales for the three months ended September 30, 2010 and 2009, respectively. The increase is attributable primarily to a rise in direct material and pension-related costs particularly for the Forged and Cast Rolls segment. Additionally, the first nine months of 2009 benefited from additional variable-index surcharge revenues which recouped certain increases in material costs charged in earlier periods.

Selling and Administrative.  The increase in selling and administrative expenses is primarily due to higher stock-based compensation costs of $1,465,000 and $193,000 for the current nine and three month periods ended, respectively, and a higher volume of business activity for the Forged and Cast Rolls group.

Depreciation. The increase in depreciation expense is associated with the assets placed in service as a result of the major capital investment program that began in 2008 for the Forged and Cast Rolls segment.

Income from Operations.  Income from operations for the nine months ended September 30, 2010 and 2009 approximated $37,126,000 and $39,009,000, respectively, and $10,697,000 and $12,713,000 for the three months ended September 30, 2010 and 2009, respectively.  A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls.  Sales for the nine and three months ended September 30, 2010 improved against the comparable prior year periods as a result of an increase in shipments, particularly to its international customers. Despite higher costs for scrap and alloys and lower revenues from the variable-index surcharge program, operating income for the current year periods exceeded the same periods of the prior year benefitting from the additional sales volumes. Backlog approximated $357,139,000 at September 30, 2010 against $468,500,000 as of December 31, 2009 and $500,949,000 as of September 30, 2009. The decline is a result of shipments outpacing new orders. Historically, the norm for the level of backlog was 6 to 12 months. However, the surge in global production of steel in about 2005 and the subsequent demand for rolling mill rolls, because of shortage of supply, extended backlog to several years. The resulting high level of backlog is reducing and becoming more in line with its historical pattern. Approximately $122,000,000 of the current backlog is expected to ship after 2011. Additionally, the segment has commitments of approximately $68,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. Sales and operating income for the segment decreased when compared to the nine and three months ended September 30, 2009. Lower demand from its power generation customers and U.S. Navy shipbuilders adversely affected Buffalo Pumps. Reduced business activity by the utility industry negatively impacted Aerofin. Lack of spending on construction by pharmaceutical companies and universities unfavorably impacted Buffalo Air Handling. As of September 30, 2010, backlog approximated $41,096,000 against $32,811,000 as of December 31, 2009 and $37,124,000 as of September 30, 2009. The improvement is principally attributable to an increase in orders for pumps for the U.S. Navy and replacement coils. The majority of the current backlog is expected to ship over the next 15 months.

Other Income (Expense). The fluctuation in year-to-date other income (expense) when compared to the prior year is primarily attributable to foreign exchange gains during the current year versus foreign exchange losses in the prior year. Conversely, the fluctuation in other income (expense) for the third quarter of 2010 against the third quarter of 2009 is due to foreign exchange losses during the current period versus foreign exchange gains in the prior year.

Income Taxes. The decrease in the effective income tax rate between the current and prior year periods is principally due to higher beneficial permanent differences and lower state taxes. Additionally, for 2010, a higher proportion of net income before income taxes is anticipated to be generated by the U.K. operation which is taxed at a statutory rate of 28% versus a statutory federal rate of 35% in the U.S.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the nine months ended September 30, 2010 and 2009 equaled $25,109,000 or $2.45 per common share and $23,827,000 or $2.34 per common share, respectively, and $7,524,000 or $0.73 per common share and $8,715,000 or $0.85 per common share for the three months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The decrease is principally due to an increase in accounts receivables reflective of the higher volume of shipments for the Forged and Cast Rolls group. By comparison, business activity declined for the first nine months of 2009 as a result of the economic slowdown.

Net cash flows used in investing activities decreased for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. During the prior year period, Union Electric Steel made additional contributions toward its 49% interest in its Chinese joint venture and Davy Roll deposited $4,326,000 (£3,000,000) in escrow to be held as collateral for its outstanding foreign currency exchange contracts. A portion of these escrow monies were returned to Davy Roll in 2010 and 2009 and no further deposits have been required to date. As of September 30, 2010, future capital expenditures approximating $14,000,000, to be spent over the next 15 months, have been approved.

Net cash flows used in financing activities increased for the first nine months of 2010 against the same period of the prior year. While dividends paid were comparable, a higher volume of stock options were exercised in 2009.

The effect of exchange rate changes on cash and cash equivalents for the nine months ended September 30, 2010 is related to the decline in the value of the U.K. pound sterling against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased $5,359,000 in 2010 and ended the period at $61,082,000 in comparison to $66,441,000 at December 31, 2009.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2010 was approximately $9,300,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 5, 2010	BY: s/Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: November 5, 2010	BY: s/Marliss D. Johnson
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