Form 10-K
period 2010-12-31
AMPCO PITTSBURGH CORP
filed 2011-03-16
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania
(State of Incorporation)	25-1117717
600 Grant Street, Suite 4600	I.R.S. Employer ID No.
Pittsburgh, PA 15219
(Address of principal executive offices)	(412) 456-4400
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes       No   ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No   ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer  ✓   Non-accelerated Filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2010 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $177 million.

As of March 14, 2011, 10,305,156 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2011 Annual Meeting of Shareholders.

5	ampco pittsburgh | 2010 annual report

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2010 are set forth in Note 19 (Business Segments) on page 51 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary company became a 49% partner in a joint venture in China which will manufacture large forged backup rolls and is expected to be fully operational in 2011 with manufacturing capacity utilization increasing through 2012.

Union Electric Steel UK Limited (formerly known as The Davy Roll Company Limited) produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets. Union Electric Steel UK also has an investment in a Chinese producer of cast rolls.

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

The Forged and Cast Rolls segment has one international customer which constituted approximately 12% of its sales in 2010. The loss of this customer would not be expected to have a significant adverse financial impact on the segment.

For additional information on the products produced and financial information about each segment, see page 4 and Note 19 (Business Segments) on page 51 of this Annual Report on Form 10-K.

ampco pittsburgh | 2010 annual report	6

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

Backlog

The backlog of orders at December 31, 2010 was approximately $397 million compared to a backlog of $501 million at year-end 2009. In addition, certain companies in the Forged and Cast Rolls group have long-term supply agreements under which certain customers are committed to purchasing approximately $50 million (through 2014) of product for which specific orders have not yet been received. To better match the changing production levels of their customers, backlog remains subject to rescheduling including, in some situations, bringing forward orders previously deferred. Accordingly, it is difficult to predict accurately the proportion of backlog to ship in 2011 and thereafter; however, based on current estimates, approximately $137 million is expected to be released after 2011.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, the Corporation’s businesses in both segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.71 million in 2010, $1.35 million in 2009 and $1.35 million in 2008.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2010 and such expenditures are not expected to be material in 2011.

Employees

On December 31, 2010, the Corporation had 1,264 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 51 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

The Corporation files annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the Securities and Exchange Commission. You may access and read the Corporation’s filings without charge through the SEC’s website at www.sec.gov. You may also read and copy any document the Corporation files at the SEC’s Public Reference Room located at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

The Corporation’s Internet address is www.ampcopittsburgh.com. The Corporation makes available, free of charge on its Internet website, access to these reports as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K.

7	ampco pittsburgh | 2010 annual report

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation are as follows:

Robert A. Paul (age 73). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He has been a Director since 1970 and his current term expires in 2012. He is also President and a director of The Louis Berkman Investment Company. Mr. Paul has been a shareholder, officer and director of the Corporation for more than 40 years.

Rose Hoover (age 55). Ms. Hoover has been employed by the Corporation for more than thirty years. She has served as Senior Vice President and Secretary of the Corporation since April 2009 and prior to that served as Vice President Administration and Secretary of the Corporation since December 2006. Prior to December 2006, she was Vice President and Secretary of the Corporation.

Marliss D. Johnson (age 46). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for eleven years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Robert F. Schultz (age 63). Mr. Schultz has been with the Corporation for thirty years, for twenty-one of which he has served as Vice President Industrial Relations and Senior Counsel. Prior to joining the Corporation, Mr. Schultz practiced law in a private practice law firm.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serves as a director of a public company, except that Mr. Paul is a director of the Corporation.

ampco pittsburgh | 2010 annual report	8

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

Roll Demand

An unprecedented increase in steel production prior to 2010, particularly in China and certain other developing countries, had created a severe shortage of rolling mill roll production capacity throughout the world. This shortage resulted in our Forged and Cast Rolls segment receiving orders and contracts for the supply of rolls for several years into the future. Cancellation of such orders and contracts or delays in acceptance of delivery of rolls by customers may result in potential adverse impact on financial results and be the subject of contract renegotiation or even litigation.

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

9	ampco pittsburgh | 2010 annual report

Dependence on Certain Equipment

Our principal business relies on certain unique equipment such as electric arc furnaces and forge presses. If any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may have a similar impact.

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2010, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. Similarly, although the Corporation believes that the assumptions employed in valuing its insurance coverage were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

ampco pittsburgh | 2010 annual report	10

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ROLLS SEGMENT

Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	296,800 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Bosstraat 54 3560 Lummen Belgium	Sales and engineering	4,500*	Cement block

Union Electric Steel UK Limited (formerly The Davy Roll Company Limited) Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

AIR AND LIQUID PROCESSING SEGMENT

Air & Liquid Systems Corporation
Aerofin Division 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Division Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pump Division 874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 9 acres	Metal, brick and cement block

*	Facility is leased.

The Corporate office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated within 80% to 90% of their normal capacity during 2010. The facilities of the Air and Liquid Processing segment were operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

11	ampco pittsburgh | 2010 annual report

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of the Corporation’s Air & Liquid Systems Corporation subsidiary (“Asbestos Liability”) and of an inactive subsidiary in dissolution and another former division of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the three years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008

Open claims at end of period	8,081	(1)	8,168	(1)	9,354	(1)

Gross settlement and defense costs (in 000’s)	$18,085		$28,744		$19,102

Claims resolved	1,377		3,336		1,015

(1)	Included as “open claims” are approximately 1,791 claims in 2010, 1,938 claims in 2009 and 3,243 claims in 2008 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 400 as of December 31, 2010, are not included within the Coverage Arrangement. The one claim filed against the former division also is not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

The Coverage Arrangement includes an acknowledgement that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation and the relevant subsidiaries for Asbestos Liability alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies.

ampco pittsburgh | 2010 annual report	12

On August 4, 2009, Howden filed a lawsuit in the United States District Court for the Western District of Pennsylvania. In the lawsuit Howden raised claims against certain insurance companies that allegedly issued policies to Howden that do not cover the Corporation or its subsidiaries, and also raised claims against the Corporation and two other insurance companies that issued excess insurance policies covering certain subsidiaries of the Corporation (the “Excess Policies”), but that were not part of the Coverage Arrangement. In the lawsuit, Howden seeks, as respects the Corporation, a declaratory judgment from the court as to the respective rights and obligations of Howden, the Corporation and the insurance carriers under the Excess Policies. One of the excess carriers and the Corporation filed cross-claims against each other seeking declarations regarding their respective rights and obligations under Excess Policies issued by that carrier. The Corporation’s cross-claim also sought damages for the carrier’s failure to pay certain defense and indemnity costs. The Corporation and that carrier concluded a settlement generally consistent with the Coverage Arrangement, and all claims between that carrier and the Corporation were dismissed with prejudice on December 8, 2010. The litigation remains pending with respect to the other carrier that issued one of the Excess Policies.

On February 24, 2011, the Corporation and its Air & Liquid Systems Corporation subsidiary filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies not included within the Coverage Arrangement that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products.

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018. HR&A’s analysis was most recently updated in 2010, and additional reserves were established by the Corporation as at December 31, 2010 for Asbestos Liability claims pending or projected to be asserted through 2020. The methodology used by HR&A in its projection in 2010 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 and 2008 estimates, relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2008 to August 30, 2010;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

•	an analysis of claims resolution history from January 1, 2008 to August 30, 2010 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors . These additional factors included the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation retained in 2010 a nationally-recognized

13	ampco pittsburgh | 2010 annual report

insurance consulting firm to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2020. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218 million, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $142 million ($115 million as of December 31, 2009). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $76 million difference between insurance recoveries and projected costs at December 31, 2010 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

ENVIRONMENTAL

With respect to environmental matters, the Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at two third-party landfill sites (a third location was settled on a de minimis basis in 2009). In addition, as a result of the sale of a segment, the Corporation retained the liability to remediate certain environmental contamination and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. However, in the opinion of management, the potential liability for all environmental proceedings based on information known to date has been adequately reserved.

ampco pittsburgh | 2010 annual report	14

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2010 Per Share			2009 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$ 32.72	$ 22.01	$ 0.18	$ 24.96	$ 7.64	$ 0.18
Second	27.10	20.45	0.18	29.50	12.69	0.18
Third	25.50	19.89	0.18	29.90	20.07	0.18
Fourth	29.80	23.61	0.18	33.27	26.48	0.18
Year	32.72	19.89	0.72	33.27	7.64	0.72

The number of shareholders at December 31, 2010 and 2009 equaled 507 and 545, respectively.

15	ampco pittsburgh | 2010 annual report

STOCK PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return

Standard & Poors 500, NYSE Composite and Morningstar’s Steel Industry

(Performance results through December 31, 2010)

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2006 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 Index, NYSE Composite Index and Morningstar’s Steel Industry group.

*Cumulative total return assumes reinvestment of dividends.

In prior years, the Corporation used the Standard & Poors 500 Index as a broad equity market index for purposes of its stock performance graphs. Beginning this year, the Corporation instead intends to use the NYSE Composite Index because the Corporation believes it is broader in scope and more representative of the market as a whole than the Standard & Poors 500 Index.

In the above graph, the Corporation has used Morningstar’s Steel Industry group for its peer comparison. The diversity of products produced by subsidiaries of the Corporation made it difficult to match to any one product-based peer group. Although not totally comparable, the Steel Industry group was chosen because the largest percentage of the Corporation’s sales is to the global steel industry.

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ampco pittsburgh | 2010 annual report	16

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2010	2009	2008	2007	2006
Net sales	$ 326,886	$ 299,177	$ 394,513	$ 346,834	$ 301,780

Net income(1)	15,456	27,677	12,575	39,231	16,635

Total assets(2)	526,963	471,825	488,981	404,392	381,211

Shareholders’ equity	196,777	179,202	144,987	187,730	140,204

Net income per common share:

Basic(1)	1.51	2.71	1.24	3.90	1.69

Diluted	1.50	2.71	1.24	3.88	1.67

Per common share:

Cash dividends declared	0.72	0.72	0.72	0.60	0.40

Shareholders’ equity	19.10	17.49	14.25	18.45	14.25

Market price at year end	28.05	31.53	21.70	38.13	33.48

Weighted average common shares outstanding	10,254	10,200	10,177	10,046	9,828

Number of shareholders	507	545	566	593	629

Number of employees	1,264	1,231	1,306	1,323	1,324

(1)	Net income includes:

2010 – An after-tax charge of $12,931 or $1.26 per common share for estimated costs of asbestos-related litigation through 2020 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements).

2009 – An after-tax charge of $2,831 or $0.28 per common share associated with the write-off of goodwill deemed to be impaired at one of the divisions of the Air and Liquid Processing segment and a reduction in the effective state income tax rate for which certain net deferred income tax assets will be realized.

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

(2)	Total assets include asbestos-related insurance receivables of $142,089 for 2010, $115,430 for 2009, $136,176 for 2008, $94,548 for 2007 and $114,548 for 2006 (see Note 17 to Consolidated Financial Statements).

17	ampco pittsburgh | 2010 annual report

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel or UES) and Union Electric Steel UK Limited, formerly known as The Davy Roll Company Limited (UES-UK). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

In 2010, the Forged and Cast Rolls group achieved strong earnings in a recovering global metals industry. Aided by a robust government stimulus in the western world and the continued need for steel products by developing countries, particularly China and India, demand for roll products was significantly better than in 2009. The group also benefited from long-term supply agreements in place with its major steel and aluminum producers who, in turn, placed a higher-than-normal percentage of business with the Forged and Cast Rolls group to meet its contractual requirements. All of these events resulted in improved operating levels compared to 2009. There are signs that excessive inventories of rolling mill rolls throughout the world are being reduced as production begins to return to pre-2009 levels. Expectations for 2011 are for a modest increase in roll consumption and, for us, a gradual improvement in production levels. Additionally, we expect to continue to benefit from a weak U.S. dollar and British pound; however, pricing pressures from our customers will likely remain.

In 2010, results of the Air and Liquid Processing segment were impacted by a pre-tax charge of $19,980 for the increase in estimated settlement and defense costs of pending and future asbestos claims, net of estimated insurance recoveries. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured decades ago by certain former subsidiary companies (now operated as divisions) within the Air and Liquid Processing group. With the help of experts in asbestos liability valuation and insurance recovery modeling, we determined that litigation costs net of insurance recoveries could be reasonably estimated through 2020 causing the additional charge (see Note 17 to Consolidated Financial Statements). Notwithstanding the asbestos charge of $19,980, the Air and Liquid Processing segment had disappointing operating results when compared to 2009. The backlog at the beginning of 2010 was well below the prior year which forced the segment to rely on quick-turn business which in many cases was at lower margins. The power generation and new construction spending by the institutional markets has yet to exhibit any significant signs of a recovery. The focus for these companies is to continue to search for new product lines and to strengthen their sales distribution networks.

Operating results for the Corporation for 2011 are expected to be comparable to those of 2010, excluding the additional asbestos charge. Additionally, we are financially liquid with over $70,000 in cash and cash equivalents as of December 31, 2010.

ampco pittsburgh | 2010 annual report	18

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2010		2009		2008
Net Sales:
Forged and Cast Rolls	$240,345	74%	$191,316	64%	$282,934	72%
Air and Liquid Processing	86,541	26%	107,861	36%	111,579	28%
Consolidated	$326,886	100%	$299,177	100%	$394,513	100%

Income (Loss) from Operations:
Forged and Cast Rolls	$48,674	—	$45,282	—	$63,754	—
Air and Liquid Processing(1)	(12,605)	—	11,389	—	(41,020))	—
Corporate costs	(11,342)	—	(9,940)	—	(9,126)	—
Consolidated	$24,727	—	$46,731	—	$13,608	—

Backlog:
Forged and Cast Rolls	$350,978	88%	$468,500	93%	$635,884	92%
Air and Liquid Processing	46,052	12%	32,811	7%	54,843	8%
Consolidated	$397,030	100%	$501,311	100%	$690,727	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment includes a provision for asbestos-related costs of $19,980 and $51,018 for 2010 and 2008, respectively, (see Note 17 to Consolidated Financial Statements).

After being adversely impacted by the global economic downturn beginning in the fourth quarter of 2008, consolidated net sales began to rebound during the current year due to improved demand for forged and cast rolls. Notwithstanding the additional asbestos charge of $19,980 and $51,018 for 2010 and 2008, respectively, consolidated income from operations for 2010 decreased when compared to the earlier years principally due to higher costs for raw materials. A more detailed synopsis by segment is included below. The increase in corporate costs over the previous years is primarily attributable to stock-based compensation and higher pension-related costs and professional fees.

Gross margin, excluding depreciation, as a percentage of net sales was 29.8%, 32.2% and 29.0% for 2010, 2009 and 2008, respectively. The improvement in 2009 is primarily attributable to lower raw material costs and reduced labor charges related to decreases in employment and temporary layoffs. Raw material costs increased in the current year and, for the Forged and Cast Rolls group, manning levels began to return to more historical levels.

Selling and administrative expenses totaled $44,168 (13.5% of net sales), $39,722 (13.3% of net sales) and $42,867 (10.9% of net sales) for 2010, 2009 and 2008, respectively. The increase in 2010 from 2009 is primarily attributable to escalating pension-related expenses, stock-based compensation associated with a 2010 grant of stock options, and higher commissions and freight costs attributable to higher sales. While pension-related expenses and stock-based compensation costs for 2009 increased over 2008 amounts, the effect was more than offset by lower commissions and freight costs.

Depreciation expense increased in 2010 as a result of the completion of a significant portion of our capital investment program for the Forged and Cast Rolls group including the installation of a forged press and manipulator at one of its domestic operations.

The goodwill impairment charge in 2009 represents the write-off of goodwill associated with one of the divisions of the Air and Liquid Processing segment. We do not have any other material intangible assets.

The charge for asbestos litigation in 2010 represents an extension of the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, to the end of 2020. The charge for asbestos litigation in 2008 represented an extension of the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, from 2013 through the end of 2018. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured decades ago by certain of our former subsidiary companies (now operated as divisions) within the Air and Liquid Processing group (see Note 17 to Consolidated Financial Statements).

Investment-related income increased in 2010 when compared to 2009 due to higher dividends from our Chinese cast-roll joint venture company which approximated $1,084, $812 and $800 in 2010, 2009 and 2008, respectively. Investment-related income decreased in 2009 against 2008 due to lower average interest rates during the year.

19	ampco pittsburgh | 2010 annual report

Interest expense for 2010 and 2009 decreased from 2008 as a result of lower interest rates on our variable-rate Industrial Revenue Bonds.

Other (expense) income fluctuated primarily as a result of foreign exchange gains in 2010 versus foreign exchange losses in 2009 and 2008. Additionally, provisions were made in 2010 and 2009 of $871 and $475, respectively, for environmental costs estimated to be incurred relating to the remediation of real estate previously owned whereas 2008 benefited from a $960 reduction in an accrual for environmental remediation for unrelated locations which were previously sold.

Our statutory income tax rate equals 35% which compares to an effective income tax rate of 35.3%, 38.0% and 15.1% for 2010, 2009 and 2008, respectively. For 2010, although the effective income tax rate was favorably impacted by beneficial permanent differences for our domestic operations and reversal of a valuation allowance previously provided against deferred income tax assets associated with foreign tax credit carryforwards, tax consequences related to certain foreign-sourced income and changes in state income tax rates offset the expected improvement. For 2009, the income tax provision includes an additional charge to recognize a reduction in the effective state income tax rate for which certain net deferred income tax assets will be realized. For 2008, beneficial permanent differences for our domestic operations favorably impacted the effective income tax rate. In addition, for 2008, the effective income tax rate was reduced by the reversal of a valuation allowance previously provided against deferred income tax assets associated with capital loss carryforwards.

Equity losses in Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG (see Note 2 to Consolidated Financial Statements). Since production by the joint venture is in its early stages, operating results have been insignificant.

As a result of the above, we earned $15,456 or $1.51 per common share for 2010, $27,677 or $2.71 per common share for 2009 and $12,575 or $1.24 per common share for 2008. Net income for 2010 includes an after-tax charge of $12,931 or $1.26 per common share for estimated costs of asbestos-related litigation through 2020. Net income for 2009 includes an after-tax charge of $2,831 or $0.28 per common share for the write-off of goodwill associated with one of the divisions of the Air and Liquid Processing segment and adjustment of net deferred income tax assets to their realizable amount. Net income for 2008 includes an after-tax charge of $30,595 or $3.01 per common share for estimated costs of asbestos-related litigation through 2018 offset by the release of tax-related valuation allowances associated with capital loss carryforwards.

Forged and Cast Rolls

	2010	2009	2008
Net sales	$240,345	$191,316	$282,934
Operating income	$48,674	$45,282	$63,754
Backlog	$350,978	$468,500	$635,884

Net sales for the current year improved from the prior year due to an increase in the volume of shipments, particularly to our international customers. The expected contribution to operating income from the additional sales was offset by lower revenues from the variable-index surcharge program and higher costs for direct and indirect materials and fuels. Additionally, as sales and production returned to more normal levels during 2010, commissions and employee-related costs increased and, with the completion of a significant portion of its capital investment program, depreciation expense was higher. Pension-related expenses also continued to increase.

Net sales for 2009 declined when compared to 2008 primarily due to the weak economy and worldwide recession resulting in a lower consumption of rolling mill rolls and the deferral of orders by customers, particularly for the cast roll business in England. By comparison, the global steel and aluminum industries were operating at or near capacity in 2008. Additionally, in 2009, revenues from the variable-index surcharge program were less than that in 2008. While reduced shipment levels negatively impacted operating income, the effect was minimized from lower raw material costs, lower employee-related costs resulting from temporary layoffs and reductions in manning, and a decrease in commission expense and freight costs. Deterioration in the weighted-average exchange rates used to translate sales and operating income of UES-UK from the British pound to the U.S. dollar also reduced sales and operating income for 2009 when compared to 2008 by $8,402 and $551, respectively.

With respect to the variable-index surcharge, a majority of customer orders include a provision allowing the selling price to be increased or decreased, as applicable, for corresponding changes in the published index cost of certain raw materials (e.g., steel scrap and ferroalloys) utilized in the manufacturing process. While this variable-index surcharge program helps to protect us and our customers against unpredictable changes in the cost of commodities used in the manufacturing process against the base cost of commodities used to establish selling prices at the time of order placement, there is a lag in timing of approximately six months between the recognition of these changes in our costs of products sold and in our revenues.

ampco pittsburgh | 2010 annual report	20

The ongoing decline in backlog from the previous periods is a result of shipments outpacing new orders. Historically, the norm for the level of backlog was 6 to 12 months. However, the surge in global steel production coupled with the then existing shortage of supply caused customers to place orders for rolling mill rolls out several years. The resultant high level of backlog at the end 2008 has been declining and becoming more in line with our historical pattern. As of December 31, 2010, approximately $136,000 of the backlog is expected to be released after 2011. In addition, we have commitments of roughly $50,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing

Income (loss) from operations for 2010 and 2008 includes a charge for asbestos litigation of $19,980 and $51,018, respectively, relating to claims resulting from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago (see Note 17 to Consolidated Financial Statements). In addition, uninsured legal and case management and valuation costs associated with asbestos litigation approximated $173, $845 and $671 in 2010, 2009 and 2008, respectively. In 2009, due to uncertainties in the industry, including when business activity would return to historical levels, and excess capacity in the market place, we determined that the goodwill associated with one of the divisions of this segment was impaired and recorded a pre-tax charge of $2,694.

	2010	2009	2008
Net sales	$86,541	$107,861	$111,579
Operating (loss) income	$(12,605)	$11,389	$(41,020)
Backlog	$46,052	$32,811	$54,843

Notwithstanding the additional charge for asbestos litigation in 2010 and 2008, sales and operating income for the segment for the current year decreased when compared to the two prior years. The lack of new-construction spending has adversely impacted all three divisions. With respect to Buffalo Pumps, sales and operating income for 2010 were less than 2009 due to a reduction in the volume of business activity particularly from power generation customers and U.S. Navy shipbuilders. The expected impact to operating income was minimized as a result of improved margins. While sales for 2010 were less than sales for 2008, operating income was comparable due to better margins and lower raw material costs. Regarding Aerofin, sales and operating income for the current year were less than each of the prior years attributable to a reduced volume of shipments, particularly to customers in the utility industry. Additionally, operating income for 2009 benefited from a shift in product mix with higher portion of shipments to electric utility customers offset by a reduction in lower-margin sales to original equipment manufacturers. For Buffalo Air Handling, sales and operating results for 2010 were less than that for 2009 and 2008 due to lower business activity. Construction projects for pharmaceutical companies and universities continue to be adversely impacted by the weak economy and lack of funding.

The improvement in backlog at December 31, 2010 against 2009 is principally attributable to Buffalo Air Handling (due to receipt of one large order for a customer in the medical industry) and Buffalo Pumps (due to additional orders for the U.S. Navy). When compared to December 31, 2008, backlog for Buffalo Pumps and Aerofin has been affected by conservative spending from its customers due to the weak economy and in anticipation of future energy policies by the U.S. Government. The majority of the year-end backlog is currently scheduled to ship in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2010 equaled $42,951 compared to $39,671 and $46,496 for 2009 and 2008, respectively. While the charges for asbestos litigation recorded in 2010 and 2008 reduced earnings, they did not impact cash flows for those years by those amounts. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and will be subject to tax benefits. Net asbestos-related payments equaled $5,129, $9,175 and $5,354 in 2010, 2009 and 2008, respectively, and are expected to approximate $7,000 in 2011. Also, the goodwill impairment charge recorded in 2009 does not impact net cash flows provided by operating activities. Contributions to our pension and other postretirement plans approximated $7,000 in 2010 (of which $5,000 were voluntary contributions), $12,000 in 2009 (of which $10,000 were voluntary contributions) and $10,000 in 2008 (of which $8,000 were voluntary contributions). While required minimum contributions to our pension and other postretirement plans are expected to approximate $4,349 in 2011, further voluntarily contributions may be made. Additionally, the estimated minimum contribution to the U.S. pension plan in 2011 may have been higher if voluntary contributions would not have been made to the plan.

Accounts receivable increased as of December 31, 2010 when compared to 2009 as a result of stronger fourth quarter sales. By comparison, accounts receivable decreased at the end of 2009 against 2008 due to weaker fourth quarter to fourth quarter sales. The increase in inventories at December 31, 2010 and 2009 against December 31, 2008 is principally associated with higher levels of raw materials (particularly steel scrap, ferroalloys and other commodities) associated with improved business

21	ampco pittsburgh | 2010 annual report

activity. The increase in accounts payable at year end 2010 against year end 2009 is attributable to timing of payments and outstanding amounts relating to purchases of equipment.

Net cash flows used in investing activities were $33,163, $50,200 and $24,886 in 2010, 2009 and 2008, respectively, the majority of which represents expenditures relating to the capital investment program for the Forged and Cast Rolls group. In 2010, UES-UK was awarded a governmental grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $226 (£145) was received during the year. As of December 31, 2010, anticipated future capital expenditures are expected to approximate $12,423, the majority of which will be spent in 2011. During 2009, Union Electric Steel made its final contribution to the Chinese joint venture. Additionally, in 2009, monies were deposited in escrow and are being held as collateral for the outstanding foreign currency sales contracts of UES-UK. A portion of these monies were returned in 2010 and 2009 in connection with diminishing exposure and no further deposits have been required to date.

Net cash outflows from financing activities represent primarily the payment of dividends of $0.72 per common share during each of the years. During 2010 and 2009, stock options were exercised resulting in proceeds from the issuance of common stock and excess tax benefits. No options were exercised during 2008.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $3,580 in 2010 and ended the year at $70,021 in comparison to $66,441 and $81,607 at December 31, 2009 and 2008, respectively. Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses. The total available at December 31, 2010 was approximately $9,200 (including £3,000 in the U.K. and €400 in Belgium).

We had the following contractual obligations outstanding as of December 31, 2010:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bond Debt(1)	$13,311	$—	$—	$—	$13,311	$—
Operating Lease Obligations	3,134	793	1,399	887	55	—
Capital Expenditures	12,423	10,301	2,122	—	—	—
Pension and Other Postretirement
Benefit Obligations(2)	60,308	4,349	21,643	20,114	14,202	—
Purchase Obligations(3)	22,352	10,086	7,562	4,704	—	—
Unrecognized Tax Benefits(4)	786	33	—	—	—	753
Total	$112,314	$25,562	$32,726	$25,705	$27,568	$753

(1)	Amount represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates. See Note 7 to the Consolidated Financial Statements. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. With respect to the U.K. defined benefit plan, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period.

(3)	Represents primarily commitments by one of our Forged and Cast Rolls subsidiaries for the purchase of natural gas through 2015 covering approximately 56% of anticipated needs to meet orders in backlog. See Note 11 to the Consolidated Financial Statements.

(4)	Represents uncertain tax positions. Amount included as “Other” represents portion for which the period of cash settlement cannot be reasonably estimated. See Note 13 to the Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned and have been named a Potentially Responsible Party at two third-party landfill sites. In addition, as a result of a sale of a segment, we retained the liability to remediate certain environmental contamination and have agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $1,433 accrued at December 31, 2010 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

ampco pittsburgh | 2010 annual report	22

The nature and scope of our business brings us into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, we, our subsidiaries and our divisions from time to time are named in various legal actions. Generally, we do not anticipate that our financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, we, our subsidiaries and our divisions are involved in multiple claims for alleged personal injury from exposure to asbestos-containing components used in certain products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced in 2011, it is anticipated that price adjustments, ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2011 operating results. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Additionally, long-term labor agreements exist at each of the key locations and commitments have been executed for natural gas usage to cover a significant portion of orders in the backlog.

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

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 6% for our foreign plan to be reasonable. Actual returns on plan assets for 2010 and 2009, respectively, approximated 15.93% and 23.79% for our domestic plan and 10.27% and 17.44% for our foreign plan.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 5.75% and 5.40% as of December 31, 2010 for our domestic and U.K. plans, respectively, to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,500. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $6,500. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2010.

23	ampco pittsburgh | 2010 annual report

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries and divisions are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging Asbestos Liability and alleging personal injury from exposure to asbestos-containing components historically used in some products of an inactive subsidiary in dissolution and a former division of the Corporation. Other than an accrual for certain deductible features of relevant insurance policies, prior to 2006, we had not accrued for settlement or defense costs for pending Asbestos Liability claims or Asbestos Liability claims that may be asserted in the future since we did not have sufficient information to make a reasonable estimate. To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hired nationally-recognized asbestos-liability experts and insurance consultants. The experts were not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which we believe are immaterial. Based on their analyses, in 2006 and 2008, we established reserves for the probable and reasonably estimable costs of Asbestos Liabilities, including defense costs, through 2013 and 2018, respectively, and also established receivables for the insurance recoveries that were deemed probable. These amounts relied on assumptions which were based on currently known facts and strategy.

In 2010, we undertook another review of our Asbestos Liability claims, defense costs and the likelihood for insurance recoveries and determined that litigation costs net of insurance recoveries could be reasonably estimated through December 2020 causing an additional provision of $19,980. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect our Asbestos Liability and ability to recover under our insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

We intend to evaluate our estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the incurrence of future charges; however, we are currently unable to estimate such future charges. Adjustments, if any, to our estimate of our recorded Asbestos Liability and/or insurance receivables could be material to the operating results for the periods in which the adjustments to the liability or receivable are recorded, and to our liquidity and consolidated financial position.

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

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2010, we have deferred income tax assets approximating $57,026 and a valuation allowance of $1,853.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2010, based on information known to date, we believe the amount of unrecognized tax benefits of $786 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

ampco pittsburgh | 2010 annual report	24

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

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance became effective on January 1, 2010 and did not affect our operating results, financial position or liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011 and is not expected to have a significant impact on our operating results, financial position or liquidity.

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

25	ampco pittsburgh | 2010 annual report

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

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas not purchased in advance, steel scrap and ferroalloys) would have an impact of approximately $8,500 and $7,000 in 2010 and 2009, respectively, with the increase between the two years partially being attributable to higher raw material costs in 2010. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect us against such commodity price increases.

See also Note 11 to Consolidated Financial Statements.

ampco pittsburgh | 2010 annual report	26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except par value)	2010	2009

Assets

Current assets:

Cash and cash equivalents	$70,021	$66,441

Receivables, less allowance for doubtful accounts of $176 in 2010 and $428 in 2009	46,734	39,621

Inventories	68,822	69,975

Insurance receivable – asbestos	18,000	20,000

Other current assets	13,656	13,790

Total current assets	217,233	209,827

Property, plant and equipment, net	145,591	119,940

Insurance receivable – asbestos	124,089	95,430

Deferred income tax assets	20,148	25,953

Investments in joint ventures	14,160	14,867

Other noncurrent assets	5,742	5,808

	$526,963	$471,825

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$20,137	$15,799

Accrued payrolls and employee benefits	11,690	10,497

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	25,000	30,000

Other current liabilities	19,582	19,898

Total current liabilities	89,720	89,505

Employee benefit obligations	44,114	52,373

Asbestos liability	193,603	147,093

Other noncurrent liabilities	2,749	3,652

Total liabilities	330,186	292,623

Commitments and contingent liabilities (Note 8)

Shareholders’ Equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,305 shares in 2010 and 10,246 shares in 2009	10,305	10,246

Additional paid-in capital	121,074	116,396

Retained earnings	124,872	116,804

Accumulated other comprehensive loss	(59,474)	(64,244)

Total shareholders’ equity	196,777	179,202

	$526,963	$471,825

See Notes to Consolidated Financial Statements.

27	ampco pittsburgh | 2010 annual report

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2010	2009	2008

Net sales	$326,886	$299,177	$394,513

Operating costs and expenses:

Costs of products sold (excluding depreciation)	229,528	202,769	280,091

Selling and administrative	44,168	39,722	42,867

Depreciation	8,565	7,150	6,988

Goodwill impairment charge	—	2,694	—

Charge for asbestos litigation	19,980	—	51,018

(Gain) loss on disposition of assets	(82)	111	(59)

	302,159	252,446	380,905

Income from operations	24,727	46,731	13,608

Other (expense) income:

Investment-related income	1,183	1,039	2,263

Interest expense	(324)	(312)	(511)

Other – net	(964)	(2,569)	(545)

	(105)	(1,842)	1,207

Income before income taxes and equity losses in Chinese joint venture	24,622	44,889	14,815

Income tax provision	(8,687)	(17,050)	(2,240)

Equity losses in Chinese joint venture	(479)	(162)	—

Net income	$15,456	$27,677	$12,575

Net income per common share:

Basic	$1.51	$2.71	$1.24

Diluted	1.50	2.71	1.24

Weighted average number of common shares outstanding:

Basic	10,254	10,200	10,177

Diluted	10,291	10,204	10,180

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2010 annual report	28

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss( a)	Total
Balance January 1, 2008	$10,177	$111,897	$91,233	$ (25,577)	$187,730
Stock-based compensation		1,574			1,574
Comprehensive income:
Net income			12,575		12,575
Other comprehensive loss(a)				(49,565)	(49,565)

Comprehensive loss					(36,990)
Cash dividends ($0.72 per share)			(7,327)		(7,327)
Balance December 31, 2008	10,177	113,471	96,481	(75,142)	144,987
Stock-based compensation		1,806			1,806
Comprehensive income:
Net income			27,677		27,677
Other comprehensive income(a)				10,898	10,898

Comprehensive income					38,575
Issuance of common stock including excess tax benefits of $276	69	1,119			1,188
Cash dividends ($0.72 per share)			(7,354)		(7,354)
Balance December 31, 2009	10,246	116,396	116,804	(64,244)	179,202
Stock-based compensation		3,267			3,267
Comprehensive income:
Net income			15,456		15,456
Other comprehensive income(a)				4,770	4,770

Comprehensive income					20,226
Issuance of common stock including excess tax benefits of $681	59	1,411			1,470
Cash dividends ($0.72 per share)			(7,388)		(7,388)
Balance December 31, 2010	$10,305	$121,074	$124,872	$ (59,474)	$196,777

(a) The	following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$8,607	$(31,786)	$(2,591)	$193	$(25,577)
Reclassification adjustments	—	562	1,189	198	1,949
Changes	(19,092)	(33,047)	1,209	(584)	(51,514)
Balance at December 31, 2008	(10,485)	(64,271)	(193)	(193)	(75,142)
Reclassification adjustments	—	2,056	351	73	2,480
Changes	6,716	758	537	407	8,418
Balance at December 31, 2009	(3,769)	(61,457)	695	287	(64,244)
Reclassification adjustments	—	3,085	(840)	23	2,268
Changes	(1,620)	2,511	1,344	267	2,502
Balance at December 31, 2010	$(5,389)	$(55,861)	$1,199	$577	$(59,474)

See Notes to Consolidated Financial Statements.

29	ampco pittsburgh | 2010 annual report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$15,456	$27,677	$12,575
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	8,565	7,150	6,988
Charge for asbestos litigation	19,980	—	51,018
Deferred income taxes	2,345	7,176	(14,067)
Pension and other postretirement benefits – expense in excess of contributions (contributions in excess of expense)	1,563	(5,889)	(8,536)
Stock-based compensation	3,267	1,806	1,574
Change in provisions for bad debts and inventories	186	551	(231)
Provision for environmental liabilities	871	475	(960)
Provision for warranties net of settlements	260	(41)	(596)
Excess tax benefits from the exercise of stock options	(681)	(276)	—
Goodwill impairment charge	—	2,694	—
Equity losses in Chinese joint venture	479	162	—
Loss (gain) on sale of marketable securities	35	112	(471)
Other – net	649	1,722	(1,304)
Changes in assets/liabilities:
Receivables	(7,476)	15,273	2,316
Inventories	385	(5,344)	(205)
Other assets, including insurance receivable - asbestos	11,213	1,619	9,114
Accounts payable	4,204	(1,001)	(941)
Accrued payrolls and employee benefits	909	(4,716)	(2,906)
Other liabilities, including asbestos liability	(19,259)	(9,479)	(6,872)
Net cash flows provided by operating activities	42,951	39,671	46,496
Cash flows from investing activities:
Purchases of property, plant and equipment	(35,001)	(39,245)	(22,636)
Investment in Chinese joint venture	—	(8,820)	(2,940)
Collateral for outstanding foreign currency exchange contracts (Note 11)	—	(4,326)	—
Return of collateral for outstanding foreign currency exchange contracts (Note 11)	1,543	2,163	—
Purchases of long-term marketable securities	(497)	(910)	(1,173)
Proceeds from the sale of long-term marketable securities	454	819	1,030
Proceeds from U.K. governmental grant	226	—	—
Purchases of short-term marketable securities	—	—	(68,206)
Proceeds from the sale of short-term marketable securities	—	—	68,834
Other	112	119	205
Net cash flows used in investing activities	(33,163)	(50,200)	(24,886)
Cash flows from financing activities:
Dividends paid	(7,378)	(7,341)	(7,022)
Proceeds from the issuance of common stock	790	912	—
Excess tax benefits from the exercise of stock options	681	276	—
Net cash flows used in financing activities	(5,907)	(6,153)	(7,022)
Effect of exchange rate changes on cash and cash equivalents	(301)	1,516	(4,608)
Net increase (decrease) in cash and cash equivalents	3,580	(15,166)	9,980
Cash and cash equivalents at beginning of year	66,441	81,607	71,627
Cash and cash equivalents at end of year	$70,021	$66,441	$81,607
Supplemental disclosures of cash flow information:
Income tax payments	$8,362	$11,433	$13,649
Interest payments	324	326	534
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$2,201	$1,145	$1,525

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2010 annual report	30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the Corporation) operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (Union Electric Steel or UES) and Union Electric Steel UK Limited, formerly known as The Davy Roll Company Limited (UES-UK). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation, a wholly-owned subsidiary of the Corporation. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

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

31	ampco pittsburgh | 2010 annual report

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

Net Periodic Pension and Other Postretirement Costs

Net periodic pension and other postretirement costs includes service cost, interest cost, expected rate of return on the market-related value of plan assets, amortization of prior service costs and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligations or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. The market-related value of plan assets is determined using a five-year moving average which recognizes 20% of unrealized capital gains and losses.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, changes in the fair value of derivatives designated and effective as cash flow hedges, unrealized holding gains and losses on securities designated as available for sale, and unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans. Certain components of other comprehensive income (loss) are presented net of income tax. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net income or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net income upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. Changes in the fair value of derivatives are included in net income when the projected sale occurs or, if a foreign currency purchase contract, over the estimated useful life of the underlying asset. Unrealized holding gains and losses on securities are included in net income when the underlying security is sold. Unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans are included in net income either indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation or over the average remaining service period of employees expected to receive benefits under the plans.

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

ampco pittsburgh | 2010 annual report	32

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

33	ampco pittsburgh | 2010 annual report

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

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,290,824 for 2010, 10,204,292 for 2009 and 10,179,644 for 2008.

Recently Implemented Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance replacing the quantitative-based risks and rewards calculation with a more qualitative approach for determining which enterprise, if any, has a controlling financial interest in a variable-interest entity. The new guidance also adds an additional reconsideration event for determining whether an entity is a variable-interest entity and ongoing assessments of whether an enterprise is the primary beneficiary. The new guidance became effective for the Corporation on January 1, 2010 and did not have an effect on its operating results, financial position or liquidity.

Recently Issued Accounting Pronouncements

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 will become effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011 and is not expected to have a significant impact on the operating results, financial position or liquidity of the Corporation.

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

In 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. UES owns 49% of the joint venture company and Maanshan owns 51%. Both companies contributed cash for its respective interests. The joint venture company principally manufactures and sells forged backup rolling-mill rolls of a size and weight currently not able to be produced by UES. Limited production began in 2010. UES has exclusive marketing and sales rights. UES has not guaranteed any of the obligations of the joint venture; accordingly, its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights are proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

ampco pittsburgh | 2010 annual report	34

During 2010 and 2009, the Corporation recognized $(479) and $(162), respectively, equal to its share of losses from the joint venture through September 30 of the respective years. The following table summarizes the assets, liabilities, shareholders’ equity, and results of operations of the joint venture which have been derived from its financial statements as of and for the periods ended September 30.

	2010	2009
Assets:
Current assets	$11,987	$12,138
Noncurrent assets	26,651	18,241
Total assets	$38,638	$30,379
Liabilities and Shareholders’ Equity:
Current liabilities	$934	$75
Noncurrent liabilities	7,808	—
Shareholders’ Equity	29,896	30,304
Total Liabilities and Shareholders’ Equity	$38,638	$30,379

Net loss	$(979)	$(331)

The Corporation also has a 25% investment in a Chinese cast-roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends declared and received approximated $1,084 in 2010, $812 in 2009 and $800 in 2008.

NOTE 3 – INVENTORIES:

	2010	2009
Raw materials	$17,900	$18,274
Work-in-progress	32,169	33,178
Finished goods	7,619	8,075
Supplies	11,134	10,448
	$68,822	$69,975

At December 31, 2010 and 2009 approximately 60% and 65%, respectively, of the inventories was valued using the LIFO method. The LIFO reserve approximated $(22,031) and $(15,330) at December 31, 2010 and 2009, respectively. During each of the years, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $645, $274 and $646 for 2010, 2009 and 2008, respectively, which increased net income by approximately $420 or $0.04 per common share for 2010, $178 or $0.02 per common share for 2009 and $420 or $0.04 per common share for 2008.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2010	2009
Land and land improvements	$4,910	$4,766
Buildings	41,341	31,387
Machinery and equipment	211,439	155,528
Construction-in-process	11,938	45,188
Other	7,782	7,417
	277,410	244,286
Accumulated depreciation	(131,819)	(124,346)
	$145,591	$119,940

Land and buildings of UES-UK (equal to approximately $1,300 at December 31, 2010) are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 7).

35	ampco pittsburgh | 2010 annual report

NOTE 5 – OTHER CURRENT LIABILITIES:

	2010	2009
Customer-related liabilities	$9,903	$10,111
Forward currency exchange contracts	—	1,171
Accrued sales commissions	2,266	1,852
Other	7,413	6,764
	$19,582	$19,898

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for each of the years ended December 31.

	2010	2009	2008
Balance at the beginning of the year	$4,929	$4,724	$6,156
Satisfaction of warranty claims	(1,727)	(1,861)	(3,633)
Provision for warranty claims	1,987	1,820	3,037
Other, primarily impact from changes in foreign currency exchange rates	(76)	246	(836)
Balance at the end of the year	$5,113	$4,929	$4,724

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,200 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2010 and 2009.

As of December 31, 2010, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.32% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.30% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.34% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2010.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with its bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the Facility). The Facility expires on August 1, 2012 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2010 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (ERISA), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required, voluntary contributions of $5,000 and $10,000 were made in 2010 and 2009, respectively. Minimum contributions for the 2011 Plan year are expected to approximate $1,500 but may differ from the actual amount required as a result of plan’s asset performance. Additionally, such amount may have been higher if the voluntary contributions to the plan would not have been made. Estimated benefit payments for subsequent years are $8,780 for 2011, $9,007 for 2012, $9,103 for 2013, $9,351 for 2014, $9,530 for 2015 and $54,017 for 2016 – 2020. The fair value of the plan’s assets as of December 31, 2010 and 2009 approximated $135,730 and $119,466, respectively, in comparison to accumulated benefit obligations of $142,591 and $136,689 for the same periods.

ampco pittsburgh | 2010 annual report	36

Employees of UES-UK participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period with such estimates subject to change based on the future investment performance of the plan’s assets. Employer contributions to the contributory defined benefit pension plan approximated $1,420, $1,431 and $1,400 in 2010, 2009 and 2008, respectively, and are expected to approximate $1,659 in 2011. The fair value of the plan’s assets as of December 31, 2010 and 2009 approximated $34,836 (£22,332) and $32,427 (£20,062), respectively, in comparison to accumulated benefit obligations of $47,009 (£30,136) and $45,027 (£27,858) for the same periods. Estimated benefit payments for subsequent years are $860 for 2011, $1,313 for 2012, $965 for 2013, $1,233 for 2014, $1,492 for 2015 and $10,577 for 2016 – 2020. Contributions to the defined contribution pension plan approximated $337, $275 and $466 in 2010, 2009 and 2008, respectively, and are expected to approximate $450 in 2011.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2008–2010 and none are expected in 2011. The fair market value of the trust at December 31, 2010 and 2009, which is included in other noncurrent assets, was $3,097 and $2,606, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $1,785 and $1,007 at December 31, 2010 and 2009, respectively. Estimated benefit payments for subsequent years are approximately $165 for 2011, $161 for 2012, $178 for 2013, $174 for 2014, $170 for 2015, and $845 for 2016–2020, assuming normal retirement of the participants.

Employees at one location participate in a multi-employer plan in lieu of the defined benefit pension programs. The Corporation contributed approximately $232, $187 and $214 in 2010, 2009 and 2008, respectively, to this plan.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary (the Plan). The Plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent Corporate contributions, are approximately $1,026 for 2011, $1,039 for 2012, $1,037 for 2013, $1,027 for 2014, $1,015 for 2015 and $5,184 for 2016 – 2020.

37	ampco pittsburgh | 2010 annual report

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Change in projected benefit obligations:
Projected benefit obligations at January 1	$147,190	$135,916	$45,027	$35,395	$14,469	$13,868
Service cost	2,868	2,799	—	—	482	423
Interest cost	8,525	8,403	2,482	2,323	924	812
Foreign currency exchange rate changes	—	—	(1,545)	4,571	—	—
Actuarial loss (gain)	1,894	6,585	2,157	3,872	1,808	(27)
Participant contributions	—	—	—	—	474	468
Benefits paid from plan assets	(6,837)	(6,471)	(1,112)	(1,134)	—	—
Benefits paid by the Corporation	(45)	(42)	—	—	(1,099)	(1,075)
Projected benefit obligations at December 31	$153,595	$147,190	$47,009	$45,027	$17,058	$14,469
Change in plan assets:
Fair value of plan assets at January 1	$119,466	$93,694	$32,427	$24,311	$—	$—
Actual return on plan assets	18,101	22,243	3,206	4,627	—	—
Foreign currency exchange rate changes	—	—	(1,105)	3,192	—	—
Corporate contributions	5,045	10,042	1,420	1,431	625	607
Participant contributions	—	—	—	—	474	468
Gross benefits paid	(6,882)	(6,513)	(1,112)	(1,134)	(1,099)	(1,075)
Fair value of plan assets at December 31	$135,730	$119,466	$34,836	$32,427	$—	$—
Funded status of the plans:
Fair value of plan assets	$135,730	$119,466	$34,836	$32,427	$—	$—
Less benefit obligations	153,595	147,190	47,009	45,027	17,058	14,469
Funded status at December 31	$(17,865)	$(27,724)	$(12,173)	$(12,600)	$(17,058)	$(14,469)

(a)	Includes the non-qualified defined benefit pension plan.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(160)	$(96)	$(1,953)	$(1,619)	$(984)	$(880)
Employee benefit obligations (noncurrent)	(17,705)	(27,628)	(10,220)	(10,981)	(16,074)	(13,589)
	$(17,865)	$(27,724)	$(12,173)	$(12,600)	$(17,058)	$(14,469)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$54,428	$64,547	$20,903	$21,271	$3,085	$1,418
Prior service cost	3,328	3,984	—	—	389	475
Total (pre-tax)	$57,756	$68,531	$20,903	$21,271	$3,474	$1,893

Amounts included in accumulated other comprehensive loss as of December 31, 2010 expected to be recognized in net periodic pension and other postretirement costs in 2011 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$ 3,833	$ 482	$ 113
Prior service cost	656	—	86
	$ 4,489	$ 482	$ 199

Investment Policies and Strategies

The investment policies and strategies are determined and monitored by the Investment Committee of the Board of Directors for the U.S. pension plan and by the Trustees (as appointed by UES-UK and the employees of UES-UK) for the foreign pension plan, each of whom employ their own investment managers to manage the plan’s assets in accordance with the policy guidelines. Pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. Investments in equity securities are primarily in common stocks

ampco pittsburgh | 2010 annual report	38

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

The following summarizes target asset allocations and major asset categories.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation Dec. 31, 2010	Percentage of Plan Assets		Target Allocation Dec. 31, 2010	Percentage of Plan Assets
		2010	2009		2010	2009
Equity Securities	65-75%	74%	65%	50%	53%	57%
Fixed-Income Securities	15-30%	19%	19%	40%	38%	43%
Hedge and Absolute Return Funds	5-15%	5%	4%	10%	9%	—
Other (primarily cash and cash equivalents)	0-5%	2%	12%	—	—	—

Fair Value Measurement of Plan Assets

Equity securities and mutual funds are actively traded on exchanges and price quotes for these investments are readily available. Similarly, corporate debt and preferred securities consist of fixed income securities of U.S. and U.K. corporations and price quotes for these investments are readily available. Common collective trust and commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in these funds are traded on active markets and the prices for the underlying assets are readily observable.

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a high level of current income while maintaining stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stock of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Pooled Funds	Invests primarily in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	Exceed the return of the corresponding Morgan Stanley Index.
Various Growth and Value Funds	Invests primarily in common stocks and other equity securities generally traded on a major United States exchange or via the NASDAQ Stock Market.	Exceed the return of the Russell 2500 Growth Index or Value Index, as applicable, over a market cycle.
Return Fund	Invests at least 65% of its assets in a diversified portfolio of fixed income securities of varying maturities.	Outperform the Barclays Capital U.S. Aggregate Index.
Hedge and Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

39	ampco pittsburgh | 2010 annual report

Categories of Plan Assets

Asset categories based on the nature and risks of the Plans’ assets as of December 31, 2010 are summarized below.

	U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Bank and financial services	$1,975	$—	$—	$1,975
Basic industries	1,746	—	—	1,746
Chemicals	1,689	—	—	1,689
Commercial property	2,043	—	—	2,043
Common collective trust funds	—	22,854	—	22,854
Consumer non-durables	2,939	—	—	2,939
Consumer services	1,515	—	—	1,515
Limited partnerships	5,464	—	—	5,464
Mutual funds	34,041	—	—	34,041
Oil and gas	2,073	—	—	2,073
Technology	2,719	—	—	2,719
Other (represents 17 business sectors)	12,619	—	—	12,619
International
Energy	1,653	—	—	1,653
Other (represents 5 business sectors)	2,604	—	—	2,604
Commingled funds	—	4,836	—	4,836
Total Equity Securities	73,080	27,690	—	100,770
Fixed-Income Securities:
Preferred (represents 4 business sectors)	7,580	—	—	7,580
Mutual funds	3,231	—	—	3,231
Corporate debt (represents 2 business sectors)	1,183	—	—	1,183
Commingled funds	—	14,160	—	14,160
Total Fixed-Income Securities	11,994	14,160	—	26,154
Hedge and Absolute Return Funds	—	—	5,951	5,951
Other (primarily cash and cash equivalents):
Mutual funds	1,918	—	—	1,918
Commingled funds	—	777	—	777
Other (a)	160	—	—	160
Total Other	2,078	777	—	2,855
	$87,152	$42,627	$5,951	$135,730

(a) Includes accrued receivables and pending broker settlements.

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$5,225	$—	$—	$5,225
Commingled Funds (International)	13,242	—	—	13,242
Total Equity Securities	18,467	—	—	18,467
Fixed Income Securities:
Commingled Funds (U.K.)	13,133	—	—	13,133
Hedge and Absolute Return Funds	—	—	3,211	3,211
Cash and cash equivalents	25	—	—	25
	$31,625	$—	$3,211	$34,836

ampco pittsburgh | 2010 annual report	40

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2010.

	Hedge and Absolute Return Funds
	U.S. Pension Benefits	Foreign Pension Benefits
Fair value as of January 1, 2010	$ 5,365	$ —
Acquisitions	—	3,155
Change in unrealized gain	586	56
Fair value as of December 31, 2010	$ 5,951	$ 3,211

Asset categories based on the nature and risks of the Plans’ assets as of December 31, 2009 are summarized below.

	U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$2,004	$—	$—	$2,004
Common collective trust funds	—	11,870	—	11,870
Consumer non-durables	2,987	—	—	2,987
Consumer services	2,449	—	—	2,449
Energy	3,333	—	—	3,333
Mutual funds	29,036	—	—	29,036
Technology	2,000	—	—	2,000
Other (represents 12 business sectors)	12,268	—	—	12,268
International
Other (represents 7 business sectors)	2,793	—	—	2,793
Commingled funds	—	8,904	—	8,904
Total Equity Securities	56,870	20,774	—	77,644
Fixed-Income Securities:
Preferred (represents 4 business sectors)	7,383	—	—	7,383
Mutual funds	6,604	—	—	6,604
Corporate debt (represents 2 business sectors)	1,782	—	—	1,782
Commingled funds	—	6,765	—	6,765
Total Fixed-Income Securities	15,769	6,765	—	22,534
Hedge and Absolute Return Funds	—	—	5,365	5,365
Other (primarily cash and cash equivalents):
Mutual funds	6,605	—	—	6,605
Commingled funds	—	7,666	—	7,666
Other (a)	(348)	—	—	(348)
Total Other	6,257	7,666	—	13,923
	$78,896	$35,205	$5,365	$119,466

(a) Includes accrued receivables and pending broker settlements.

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$6,688	$—	$—	$6,688
Commingled Funds (International)	11,818	—	—	11,818
Total Equity Securities	18,506	—	—	18,506
Fixed Income Securities:
Commingled Funds (U.K.)	13,846	—	—	13,846
Cash and cash equivalents	75	—	—	75
	$32,427	$—	$—	$32,427

41	ampco pittsburgh | 2010 annual report

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for the U.S. pension plan for the year ended December 31, 2009.

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

Net periodic pension and other postretirement benefit costs include the following components for the year ended

December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$2,868	$2,799	$2,681	$—	$—	$—	$482	$423	$405
Interest cost	8,525	8,403	7,953	2,482	2,323	2,464	924	812	785
Expected return on plan assets	(9,572)	(10,262)	(11,198)	(1,885)	(1,480)	(2,612)	—	—	—
Amortization of prior service cost	656	656	633	—	—	—	86	86	69
Amortization of actuarial loss (gain)	3,484	1,958	(110)	464	463	292	140	10	56
Net cost (income)	$5,961	$3,554	$(41)	$1,061	$1,306	$144	$1,632	$1,331	$1,315

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

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Discount rate	5.75%	6.00%	5.40%	5.80%	5.75%	6.00%
Rate of increases in compensation	4.00%	4.00%	—	—	—	—

ampco pittsburgh | 2010 annual report	42

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	6.00%	6.25%	6.25%	5.80%	6.10%	5.65%	6.00%	6.25%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.00%	5.53%	6.91%	—	—	—
Rate of increases in compensation	4.00%	4.00%	4.00%	—	—	—	—	—	—

In addition, the assumed health care cost trend rate at December 31, 2010 for other postretirement benefits is 8% for 2011 gradually decreasing to 4.75% in 2015. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2010 and the annual benefit expense for 2010 by approximately $1,900 and $200, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2010 approximated $19,898, the majority of which serve as collateral for the IRBs.

In 2010, UES-UK was awarded a governmental grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $226 (£145) was received during the year. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

Approximately 52% of the Corporation’s employees are covered by collective bargaining agreements. There are six bargaining agreements which have expiration dates ranging from August 2011 to May 2014.

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

The Compensation Committee granted non-qualified stock options in each of the years as outlined below. The options have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise prices are equal to the closing prices of the Corporation’s common stock on the New York Stock Exchange on the dates of grant. The fair values of the options as of the dates of grant were calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2010	2009	2008
Options granted	325,000	322,500	322,500
Exercise price	$25.77	$13.37	$37.89
Assumptions:
Expected life in years	6	6	6
Risk-free interest rate	2.98%	2.72%	3.33%
Expected annual dividend yield	3.00%	6.33%	2.51%
Expected volatility	55.12%	43.81%	33.71%
Grant date fair value	$10.77	$3.17	$10.98
Resulting stock-based compensation expense	$3,500	$1,023	$3,542

43	ampco pittsburgh | 2010 annual report

The resulting stock-based compensation expense is recognized over the requisite service period and approximated $3,267, $1,806 and $1,574 for 2010, 2009 and 2008, respectively. The related income tax benefit recognized in the statements of operations was $1,143, $632 and $551 for the respective years. Unrecognized stock-based compensation expense equaled $1,418 and $1,185 as of December 31, 2010 and 2009, respectively.

Stock option activity during 2008 – 2010 was as follows:

	Shares Under Options	Weighted Average Exercise Price	Weighted Average Exercise Price
Outstanding at January 1, 2008	5,000		$12.24
Granted	322,500	$37.89
Exercised	—
Outstanding at December 31, 2008	327,500		$37.50
Granted	322,500	$13.37
Exercised	(68,430)	$13.32
Outstanding at December 31, 2009	581,570		$26.96
Granted	325,000	$25.77
Exercised	(59,229)	$13.33
Outstanding at December 31, 2010	847,341		$27.46
Exercisable at December 31, 2010	523,174		$31.05

Stock options outstanding as of December 31, 2010 were as follows:

	Weighted Average Shares Under Options	Weighted Average Exercise Price Per Share	Remaining Contractual Life in Years
2008 Grant	322,500	$ 37.89	7.7
2009 Grant	199,841	13.37	8.2
2010 Grant	325,000	25.77	9.2
Outstanding at December 31, 2010	847,341	$ 27.46	8.4
Exercisable at December 31, 2010	523,174	$ 31.05	8.1

Status and activity of nonvested stock options during 2008 – 2010 is summarized below.

	2008 Grant	2009 Grant	2010 Grant	Total
Nonvested at January 1, 2008	—	—	—	—
Granted	322,500	—	—	322,500
Vested	(107,500)	—	—	(107,500)
Nonvested at December 31, 2008	215,000	—	—	215,000
Granted	—	322,500	—	322,500
Vested	(107,500)	(107,500)	—	(215,000)
Nonvested at December 31, 2009	107,500	215,000	—	322,500
Granted	—	—	325,000	325,000
Vested	(107,500)	(107,500)	(108,333)	(323,333)
Nonvested at December 31, 2010	—	107,500	216,667	324,167

NOTE 10 – OTHER COMPREHENSIVE LOSS:

Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax (expense) benefit associated with changes in the unrecognized components of employee benefit plans was approximately $(2,219), $(1,601) and $20,610 for 2010, 2009 and 2008, respectively, and approximately $(1,745), $(1,155) and $(312) for 2010, 2009 and 2008, respectively, for the reclassification adjustments. The tax (expense) benefit associated with changes in the fair value of derivatives was approximately $(801), $(318) and $(737) for 2010, 2009 and 2008, respectively, and approximately $503, $(213) and $(734) for 2010, 2009 and 2008, respectively, for the reclassification adjustments. The tax (expense) benefit associated with changes in the unrealized holding gains and losses on securities was $(144), $(219) and $314 for 2010, 2009 and 2008, respectively, and $(12), $(39) and $(107) for 2010, 2009 and 2008, respectively, for the reclassification adjustments.

ampco pittsburgh | 2010 annual report	44

NOTE 11 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2010, approximately $31,164 of anticipated foreign-denominated sales has been hedged of which $4,316 is covered by cash flow contracts settling at various dates through June 2012. The remaining $26,848 of anticipated foreign-denominated sales is covered by fair value contracts settling at various dates through September 2013. As of December 31, 2010, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $547 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $65 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $281, net of income taxes, as of December 31, 2010. During 2010, approximately $951, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $381 expected to be released to pre-tax earnings in 2011. Approximately $999, $(559) and $(2,619) was released to pre-tax earnings in 2010, 2009 and 2008, respectively.

As of December 31, 2010, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $4 and is recorded as other current assets. (The fair value of the related hedged item, recorded as other current assets, approximated $53.) The fair value of the remaining fair value hedges equaled $285 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $266.) The fair value of assets held as collateral as of December 31, 2010 approximated $780.

No portion of the existing cash flow or fair value hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of the hedge.

Gains (losses) on foreign exchange transactions approximated $655, $(1,960) and $(1,228) for 2010, 2009 and 2008, respectively, and are included in other income (expense).

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts had been settled. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $329, net of income taxes, as of December 31, 2010. During 2010, approximately $(245), net of income taxes, was recognized as comprehensive income (loss). During 2010, the underlying fixed assets were placed in service and approximately $16 was released to pre-tax earnings (as an offset to depreciation expense). Approximately, $25 is expected to be released to pre-tax earnings in 2011.

At December 31, 2010, the Corporation has purchase commitments covering approximately 56% of the anticipated natural gas usage at one of its Forged and Cast Rolls subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet. Payments for subsequent years are $5,380 for 2011, $4,130 for 2012, $2,637 for 2013, $2,139 for 2014 and $2,005 for 2015.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2010, approximately 54% or $3,572 of anticipated copper purchases over the next ten months and 63% or $844 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts approximated $721 and the fair value of settled contracts approximated $224 as of December 31, 2010. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $589, net of income taxes, as of December 31, 2010. During 2010, approximately $639, net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $945 expected to be released to pre-tax earnings over the next 12 months. Approximately $328, $(76) and $(337) was released to pre-tax earnings in 2010, 2009 and 2008, respectively. The fair value of assets held as collateral as of December 31, 2010 approximated $455.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

45	ampco pittsburgh | 2010 annual report

NOTE 12 — FAIR VALUE:

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets were as follows:

2010	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$3,097	$—	$—	$3,097
Foreign currency exchange sale contracts
Other current assets	—	604	—	604
Other noncurrent assets	—	350	—	350
Other current liabilities	—	—	—	—
Other noncurrent liabilities	—	266	—	266
2009
Investments
Other noncurrent assets	$2,606	$—	$—	$2,606
Foreign currency exchange (sale and purchase) contracts
Other current assets	—	1,345	—	1,345
Other noncurrent assets	—	962	—	962
Other current liabilities	—	1,171	—	1,171
Other noncurrent liabilities	—	973	—	973

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

NOTE 13 — INCOME TAXES:

At December 31, 2010, the Corporation has state net operating loss carryforwards of $32,428 which begin to expire in 2018 through 2030 and capital loss carryforwards of $636 which begin to expire in 2014. The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2007 – 2010.

Income before income taxes and equity losses in Chinese joint venture was comprised of the following:

	2010	2009	2008
Domestic	$17,664	$42,435	$(531)
Foreign	6,958	2,454	15,346
	$24,622	$44,889	$14,815

ampco pittsburgh | 2010 annual report	46

The provision (benefit) for taxes on income consisted of the following:

	2010	2009	2008
Current:
Federal	$4,983	$8,794	$12,322
State	995	1,097	1,316
Foreign	364	(17)	2,669
	6,342	9,874	16,307
Deferred:
Federal	2,210	5,556	(13,227)
State	(494)	1,138	(1,792)
Foreign	1,284	482	1,363
Reversal of valuation allowance	(655)	—	(411)
	2,345	7,176	(14,067)
	$8,687	$17,050	$2,240

The provision (benefit) for taxes on income was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with foreign tax credits and capital loss carryforwards for 2010 and 2008, respectively.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2010	2009	2008
Computed at statutory rate	$8,618	$15,711	$5,185
Tax differential on non-U.S. earnings	(355)	(91)	(958)
State income taxes	902	1,851	(730)
Reversal of valuation allowance	(655)	—	(411)
Subpart F income inclusion	615	—	—
Additional manufacturers deduction (I.R.C. Section 199)	(449)	(553)	(752)
Meals and entertainment	191	207	212
Tax credits	(165)	(10)	(93)
Dividend received deduction	(20)	(2)	(50)
Other – net	5	(63)	(163)
	$8,687	$17,050	$2,240

Deferred income tax assets and liabilities were comprised of the following:

	2010	2009
Assets:
Employment – related liabilities	$9,387	$6,996
Pension liability – foreign	5,166	5,551
Pension liability – domestic	5,063	10,143
Liabilities related to discontinued operations	1,388	1,150
Capital loss carryforwards	401	391
Asbestos-related liability	28,823	23,205
Net operating loss – state	1,871	1,866
Other	4,927	1,625
Gross deferred income tax assets	57,026	50,927
Valuation allowance	(1,853)	(2,465)
	55,173	48,462
Liabilities:
Depreciation	(26,044)	(15,125)
Mark-to-market adjustment – derivatives	(714)	(416)
Other	(2,052)	(391)
Gross deferred income tax liabilities	(28,810)	(15,932)
Net deferred income tax assets	$26,363	$32,530

The current portion of net deferred income tax assets is included in other current assets.

47	ampco pittsburgh | 2010 annual report

The following summarizes changes in unrecognized tax benefits:

	2010	2009	2008
Balance at the beginning of the year	$804	$655	$944
Gross increases for tax positions taken in the current year	55	149	124
Gross decreases in tax positions due to lapse in statute of limitations	(29)	—	(230)
Gross decreases for tax positions taken in prior years	(44)	—	(183)
Balance at the end of the year	$786	$804	$655

If the unrecognized tax benefits were recognized, $707 would reduce the Corporation’s effective tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2010 and 2009 and in the consolidated statements of operations for 2010, 2009 and 2008 is insignificant. Unrecognized tax benefits of $33 are expected to be settled within the next 12 months and $41 of unrecognized tax benefits is expected to expire due to the lapse in the statute of limitations.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $815 in 2010, $919 in 2009 and $853 in 2008. Operating lease payments for subsequent years are $793 for 2011, $729 for 2012, $670 for 2013, $556 for 2014, $331 for 2015 and $55 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,711 for 2010 and $1,350 for both 2009 and 2008.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (LB Co) and the Chinese cast-roll joint venture company and may purchase miscellaneous items for the Chinese forged-roll joint venture company. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co; UES-UK has a 25% interest in the cast-roll joint venture company; and UES has a 49% interest in the Chinese forged-roll joint venture company.

Purchases from LB Co approximated $1,752 in 2010, $1,443 in 2009 and $1,722 in 2008. In addition, LB Co paid the Corporation approximately $239 in 2010, $232 in 2009 and $225 in 2008 for certain administrative services. At December 31, 2010 and 2009, the net amount payable to LB Co approximated $36 and $9, respectively. Purchases of industrial supplies from the Chinese cast-roll joint venture company approximated $449 in 2010, $624 in 2009 and $785 in 2008. At December 31, 2010, $78 was payable to the Chinese cast-roll joint venture company and no amounts were due at December 31, 2009. Purchases for the Chinese forged-roll joint venture company approximated $22 in 2010 and no amounts were outstanding at December 31, 2010. No purchases were made prior to 2010.

NOTE 17 – LITIGATION: (claims not in thousands)

LITIGATION

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of the Corporation’s Air & Liquid Systems Corporation subsidiary (“Asbestos Liability”) and of an inactive subsidiary in dissolution and another former division of the Corporation. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, typically over 50) in cases filed in various state and federal courts.

ampco pittsburgh | 2010 annual report	48

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the three years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
Open claims at end of period	8,081	(1)	8,168	(1)	9,354	(1)

Gross settlement and defense costs (in 000’s)	$18,085		$28,744		$19,102

Claims resolved	1,377		3,336		1,015

(1)	Included as “open claims” are approximately 1,791 claims in 2010, 1,938 claims in 2009 and 3,243 claims in 2008 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 400 as of December 31, 2010, are not included within the Coverage Arrangement. The one claim filed against the former division also is not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

The Coverage Arrangement includes an acknowledgement that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Coverage Arrangement does not provide for any prioritization on access to the applicable policies or monetary cap other than the limits of the policies, and, accordingly, Howden may access the policies at any time for any covered claim arising out of a Product. In general, access by Howden to the policies covering the Products will erode the coverage under the policies available to the Corporation and the relevant subsidiaries for Asbestos Liability alleged to arise out of not only the Products but also other historical products of the Corporation and its subsidiaries covered by the applicable policies.

On August 4, 2009, Howden filed a lawsuit in the United States District Court for the Western District of Pennsylvania. In the lawsuit, Howden raised claims against certain insurance companies that allegedly issued policies to Howden that do not cover the Corporation or its subsidiaries, and also raised claims against the Corporation and two other insurance companies that issued excess insurance policies covering certain subsidiaries of the Corporation (the “Excess Policies”), but that were not part of the Coverage Arrangement. In the lawsuit, Howden seeks, as respects the Corporation, a declaratory judgment from the court as to the respective rights and obligations of Howden, the Corporation and the insurance carriers under the Excess Policies. One of the excess carriers and the Corporation filed cross-claims against each other seeking declarations regarding their respective rights and obligations under Excess Policies issued by that carrier. The Corporation’s cross-claim also sought damages for the carrier’s failure to pay certain defense and indemnity costs. The Corporation and that carrier concluded a settlement generally consistent with the Coverage Arrangement, and all claims between that carrier and the Corporation were dismissed with prejudice on December 8, 2010. The litigation remains pending with respect to the other carrier that issued one of the Excess Policies.

On February 24, 2011, the Corporation and its Air & Liquid Systems Corporation subsidiary filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies not included within the Coverage Arrangement that were issued to the Corporation from 1981 through 1984 as respects claims

49	ampco pittsburgh | 2010 annual report

against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products.

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution or the former division, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis was updated in 2008, and additional reserves were established by the Corporation as at December 31, 2008 for Asbestos Liability claims pending or projected to be asserted through 2018. HR&A’s analysis was most recently updated in 2010, and additional reserves were established by the Corporation as at December 31, 2010 for Asbestos Liability claims pending or projected to be asserted through 2020. The methodology used by HR&A in its projection in 2010 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in the 2006 and 2008 estimates, relied upon and included the following factors:

¡	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
¡	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;
¡

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2008 to August 30, 2010;

¡	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;
¡	an analysis of claims resolution history from January 1, 2008 to August 30, 2010 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and
¡	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Coverage Arrangement, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation retained in 2010 a nationally-recognized insurance consulting firm to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2020. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303 of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

ampco pittsburgh | 2010 annual report	50

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839 ($115,430 as of December 31, 2009). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $76,464 million difference between insurance recoveries and projected costs at December 31, 2010 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at two third-party landfill sites (a third location was settled on a de minimis basis in 2009). In addition, as a result of a sale of a segment, the Corporation retained the liability to remediate certain environmental contamination and agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the costs for which were accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,433 at December 31, 2010 is considered adequate based on information known to date.

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

Prior to December 31, 2009, the assets of the Air and Liquid Processing segment included goodwill of $2,694. In connection with the Corporation’s strategic planning process in 2009, the Corporation determined as a result of the change in business conditions, including excess capacity in the market place, and uncertainty as to when the industry will return to more normal levels that goodwill was impaired and recorded a pre-tax charge of $2,694.

51	ampco pittsburgh | 2010 annual report

The accounting policies are the same as those described in Note 1.

	Net Sales			Income (Loss) Before Income Taxes
	2010	2009	2008	2010	2009	2008
Forged and Cast Rolls	$240,345	$191,316	$282,934	$48,674	$45,282	$63,754
Air and Liquid Processing(1)	86,541	107,861	111,579	(12,605)	11,389	(41,020)
Total Reportable Segments	326,886	299,177	394,513	36,069	56,671	22,734
Corporate costs, including other income (expense)	—	—	—	(11,447)	(11,782)	(7,919)
	$326,886	$299,177	$394,513	$24,622	$44,889	$14,815

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Forged and Cast Rolls	$34,214	$38,661	$21,258	$6,942	$5,467	$5,368	$251,343	$232,586	$200,072
Air and Liquid Processing	701	562	1,366	1,553	1,619	1,558	210,111	169,676	213,466
Corporate	86	22	12	70	64	62	65,509	69,563	75,443
	$35,001	$39,245	$22,636	$8,565	$7,150	$6,988	$526,963	$471,825	$488,981

	Net Sales(3)			Long-Lived Assets(4)			Income (Loss) Before Income Taxes
Geographic Areas:	2010	2009	2008	2010	2009	2008	2010	2009	2008
United States(1)	$129,094	$129,057	$145,016	$251,967	$203,726	$205,834	$17,664	$42,435	$(531)
Foreign	197,792	170,120	249,497	37,615	32,319	19,101	6,958	2,454	15,346
	$326,886	$299,177	$394,513	$289,582	$236,045	$224,935	$24,622	$44,889	$14,815

	Net Sales by Product Line
	2010	2009	2008
Forged and Cast Rolls(5)	$240,345	$191,316	$282,934
Heat Exchange Coils	36,812	43,514	41,244
Centrifugal Pumps	25,467	36,663	32,598
Air Handling Systems	24,262	27,684	37,737
Total Net Sales	$326,886	$299,177	$394,513

(1)	Income (loss) before income taxes for 2010 includes a pre-tax charge of $19,980 for estimated costs of asbestos-related litigation, net of estimated insurance recoveries as described in Note 17, for 2009 includes a pre-tax charge of $2,694 for the write-off of goodwill deemed to be impaired, and for 2008 includes a pre-tax charge of $51,018 for estimated costs of asbestos-related litigation net of estimated insurance recoveries as described in Note 17.

(2)	The increase in the identifiable assets of the Forged and Cast Rolls segment over the years is attributable primarily to capital expenditures. Identifiable assets for the Forged and Cast Rolls segment include investments in joint ventures of $14,160, $14,867 and $6,537, respectively. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $142,089, $115,430 and $136,176 at December 31, 2010, 2009 and 2008, respectively. See Note 17.

(3)	Net sales are attributed to countries based on location of the customer. China represented approximately 10% of consolidated net sales for 2010, 11% in 2009 and was less than 10% of net sales for 2008.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $14,160, $14,867 and $6,537, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $124,089, $95,430 and $122,176 for 2010, 2009 and 2008, respectively.

(5)	One customer of the Forged and Cast Rolls segment constituted 12% of consolidated net sales for 2010, 11% of consolidated net sales for 2009 and 12% of consolidated net sales for 2008. In addition, another customer of the Forged and Cast Rolls segment constituted 13% of consolidated net sales in 2008.

ampco pittsburgh | 2010 annual report	52

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$ 82,326	$ 82,858	$ 79,537	$ 82,165
Gross profit(a)	25,485	27,460	23,035	21,378
Net income (loss) (b)	8,211	9,374	7,524	(9,653)
Net income (loss) per common share:
Basic(b)	0.80	0.91	0.73	(0.94)
Diluted(b)	0.80	0.91	0.73	(0.94)
Comprehensive income (loss)	6,565	9,451	10,615	(6,405)
2009
Net sales	$ 85,755	$ 74,979	$ 71,961	$ 66,482
Gross profit(a)	25,979	24,761	24,457	21,211
Net income (loss) (c)	7,319	7,793	8,715	3,850
Net income (loss) per common share:
Basic(c)	0.72	0.77	0.85	0.38
Diluted(c)	0.72	0.77	0.85	0.38
Comprehensive income (loss)	9,110	13,196	7,880	8,389

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter 2010 includes an after-tax charge of $12,931 or $1.26 per common share for estimated costs of asbestos-related litigation, net of insurance recoveries, through 2020.

(c)	Fourth quarter 2009 includes an after-tax charge of $2,831 or $0.28 per common share for the write-off of goodwill deemed to be impaired at one of the divisions of the Air and Liquid Processing segment and a reduction in the effective state tax rate for which certain net deferred income tax assets will be realized.

53	ampco pittsburgh | 2010 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 16, 2011

ampco pittsburgh | 2010 annual report	54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2010.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

55	ampco pittsburgh | 2010 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2010, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Corporation and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 16, 2011

ampco pittsburgh | 2010 annual report	56

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 which was not reported.

57	ampco pittsburgh | 2010 annual report

– PART III –

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

Name, Age, Tenure as a Director, Position with the Corporation(1), Principal Occupation, Business Experience Past Five Years, Other Directorships in Public Companies and the qualifications, attributes or skills that led to the conclusion that the individual should serve as a Director of the Corporation.

Robert J. Appel (age 79, Director since 2004; current term expires in 2012). Mr. Appel has been President of Appel Associates since 2003 and before that was a partner of Neuberger Berman (an investment advisory firm) for twenty years. He also served as a director of Neuberger Berman during the past five years. The Board concluded that Mr. Appel should serve as a director because of his many years of financial and investment experience, including his background as a certified public accountant.

Leonard M. Carroll (age 68, Director since 1996; current term expires in 2013). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for the past fifteen years. The Board concluded that Mr. Carroll should serve as a director because of his broad financial background and investment knowledge. He is a retired Certified Public Accountant and has held various positions in the banking industry including President, Director and Chairman for over 37 years.

Paul A. Gould (age 65, Director since 2002; current term expires in 2012). Mr. Gould has been with Allen & Co., Inc., an investment banking company, for more than thirty-five years and has been managing director of that company for more than five years. During the last five years he has served as a director of Discovery Communications, Discovery Holding Company, UnitedGlobalCom, Inc., Liberty Global, Inc., and DirecTV. He resigned from the Boards of Liberty Media Corporation and Discovery Holding Company in 2009. Mr. Gould’s long term financial and investment background led to the Board’s conclusion that he should serve as a director.

William K. Lieberman (age 63, Director since 2004; current term expires in 2011). Mr. Lieberman has been President of The Lieberman Companies for more than five years. In addition to more than forty years of management experience in the insurance, benefit and risk management areas, Mr. Lieberman has served as a director or trustee of many organizations including charitable, hospital and universities. These qualifications led the Board to conclude the he should serve as a director. (N)

Laurence E. Paul (age 46, Director since 1998; current term expires in 2013). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years and prior to that was an investment banker for ten years. He is also a director of Valeant Corporation and was a director of Morton’s Restaurant Group, Inc. Mr. Paul’s experience as a senior investment banker and private equity investor for almost twenty years led the Board to conclude that he possessed skills in financial management and risk assessment that would be beneficial to the Corporation.

Robert A. Paul (age 73, Director since 1970; current term expires in 2012). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company. As a shareholder, officer and director of the Corporation for more than 40 years, the Board believes he possesses the experience and knowledge to serve as a Director. In addition, the Board considered his many years of service to the community serving as Trustee and Chairman of the Investment Committees of several major hospitals and universities, as well as his current position as a director of the Pittsburgh Branch of the Cleveland Federal Reserve Bank.

Stephen E. Paul (age 43, Director since 2002; current term expires in 2011). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He is also a director of Morton’s Restaurant Group, Inc. Mr. Paul’s background in investment banking and private equity investment led the board to conclude that he should serve as a director. (N)

Carl H. Pforzheimer, III (age 74, Director since 1982; current term expires in 2011). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than forty-five years. In addition to the attendant investment advisory analytical skills gained from such a long term position, his role as chairman of the Risk Management Committee of U. S. Trust Co. for several years led the Board to conclude Mr. Pforzheimer should serve as a director. (N)

ampco pittsburgh | 2010 annual report	58

Ernest G. Siddons (age 77, Director since 1981; current term expires in 2013). Mr. Siddons was President and Chief Operating Officer for more than five years prior to his retirement as President in April 2009. With more than thirty years of experience with the Corporation in operations and financial management, the Board concluded that Mr. Siddons should serve as a director. Positions held earlier with the Corporation, including those of Chief Financial Officer and Treasurer and President of Union Electric Steel, were also considered.

(N)	Nominee for election at the May 5, 2011 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

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

The various committees of the Board of Directors are currently comprised as follows:

Audit Committee: Carl H. Pforzheimer, III (Chairman), Robert J. Appel, Leonard M. Carroll, Paul A. Gould and William K. Lieberman;

Compensation Committee: Robert J. Appel (Chairman), Paul A. Gould, William K. Lieberman and Carl H. Pforzheimer, III;

Executive Committee: Robert A. Paul (Chairman), Leonard M. Carroll, William K. Lieberman, Carl H. Pforzheimer, III and Ernest G. Siddons;

Investment Committee: Robert A. Paul (Chairman), Robert J. Appel, Leonard M. Carroll, Paul A. Gould, Ernest G. Siddons, Laurence E. Paul and Stephen E. Paul;

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2010, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

59	ampco pittsburgh | 2010 annual report

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 22, 2011.

ampco pittsburgh | 2010 annual report	60

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2010, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	847,341	$27.46	30,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	847,341	$27.46	30,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than directors or officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,305,156 shares outstanding as of March 14, 2011.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,803,218(1)	17.50
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,438,641(2)	13.96
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,143,120(3)	11.09
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, IL 60605	949,700(4)	9.22
LSV Asset Management 155 N. Wacker Drive, Suite 4600 Chicago, IL 60606	512,995(5)	4.98

(1)	Reported in an amendment to Schedule 13D filed with the SEC in February 2011.

(2)	Louis Berkman, Director Emeritus, is an officer and director of The Louis Berkman Investment Company and owns directly .61% of its common stock. Robert A. Paul, Chairman and Chief Executive Officer of the Corporation, is an officer and director of The Louis Berkman Investment Company, and disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(3)	Reported as of December 31, 2010 on an amended Schedule 13G filed with the SEC in which it discloses it had sole voting and dispositive power over these shares.

(4)	Reported as of December 31, 2010 on an amended Schedule 13G filed with the SEC in which it discloses it had sole voting and dispositive power over these shares.

(5)	Reported as of December 31, 2010 on a Schedule 13G filed with the SEC in which it discloses it had sole voting and dispositive power over these shares.

61	ampco pittsburgh | 2010 annual report

The following table sets forth, as of March 14, 2011, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,589,896(1)(2)	15.29
Robert F. Schultz	53,533(3)	*
Ernest G. Siddons	53,501(4)	*
Rose Hoover	46,667(5)	*
Marliss D. Johnson	40,000(5)	*
Carl H. Pforzheimer, III	2,733(6)	*
Leonard M. Carroll	1,500(7)	*
Robert J. Appel	1,000(7)	*
Paul A. Gould	1,000(7)	*
Laurence E. Paul	1,000(7)	*
Stephen E. Paul	1,000(7)	*
William K. Lieberman	1,000(8)	*

Directors and Executive Officers as a group (12 persons)	1,792,830(9)	17.06

*	Less than.1%

(1)	Includes 42,889 shares owned directly, 93,333 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,438,641 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,438,641 shares of the Corporation’s Common Stock.. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(3)	Includes 200 shares held jointly with his wife and 33,332 shares he has the right to acquire within sixty days pursuant to stock options.

(4)	Includes 6,833 shares held jointly with his wife and 35,000 shares he has the right to acquire within sixty days pursuant to stock options.

(5)	Represents shares that she has the right to acquire within sixty days pursuant to stock options.

(6)	Includes 1,000 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(7)	Represents shares owned directly.

(8)	Represents shares held jointly with his wife.

(9)	Excludes double counting of shares deemed to be beneficially owned by more than one director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ampco pittsburgh | 2010 annual report	62

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

In 2010, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to approximately $1,752,026. Additionally, The Louis Berkman Investment Company paid the Corporation $238,704 for certain administrative services. Robert A. Paul was an officer and director, of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2011.

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

The Board of Directors has adopted categorical standards to assist it in evaluating the independence of its Directors. The standards are attached to the Corporate Governance Guidelines which are available on the Corporation’s website at www.ampcopittsburgh.com. After performing this evaluation in accordance with those guidelines, the Board has determined that Robert J. Appel, Leonard M. Carroll, Paul A. Gould, William K. Lieberman and Carl H. Pforzheimer, III do not have material relationships with the Corporation (other than as members of the Board of Directors) and are independent within the meaning of the Corporation’s independence standards and those of the New York Stock Exchange (the “NYSE”).

63	ampco pittsburgh | 2010 annual report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2010	2009
Audit fees(a)	$680,910	$697,329
Audit-related fees(b)	26,449	22,388
Tax fees(c)	15,000	—
All other fees	—	—
Total(d)	$722,359	$719,717

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	Fees for tax services provided in connection with tax planning and advice.

(d)	The Audit Committee approved all fees in the years reported.

In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche LLP and the Corporation’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services provided by Deloitte & Touche LLP and reflected in the table above were approved by the Audit Committee in accordance with the policy described below.

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

ampco pittsburgh | 2010 annual report	64

– PART IV –

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

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

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		67
Report of Independent Registered Public Accounting Firm		68
Valuation and Qualifying Accounts	II	69

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws
a.	Articles of Incorporation

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987; and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

b.	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

c.	Amendment to Severance Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul dated February 16, 2011

d.	2008 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 6, 2008.

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

65	ampco pittsburgh | 2010 annual report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2011	AMPCO-PITTSBURGH CORPORATION

By:	/s/ Robert A. Paul
Name: Robert A. Paul
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert A. Paul Robert A. Paul	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2011

/s/ Marliss D. Johnson Marliss D. Johnson	Vice President, Controller and Treasurer (Principal Financial and Accounting Officer)	March 16, 2011

/s/ Robert J. Appel Robert J. Appel	Director	March 16, 2011

/s/ Leonard M. Carroll Leonard M. Carroll	Director	March 16, 2011

/s/ Paul A. Gould Paul A. Gould	Director	March 16, 2011

/s/ William K. Lieberman William K. Lieberman	Director	March 16, 2011

/s/ Laurence E. Paul Laurence E. Paul	Director	March 16, 2011

/s/ Stephen E. Paul Stephen E. Paul	Director	March 16, 2011

/s/ Carl H. Pforzheimer, III Carl H. Pforzheimer, III	Director	March 16, 2011

/s/ Ernest G. Siddons Ernest G. Siddons	Director	March 16, 2011

ampco pittsburgh | 2010 annual report	66

 INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		67
Report of Independent Registered Public Accounting Firm		68
Valuation and Qualifying Accounts	II	69

67	ampco pittsburgh | 2010 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation:

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Corporation’s internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 16, 2011; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP Pittsburgh, Pennsylvania
March 16, 2011

ampco pittsburgh | 2010 annual report	68

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$428	$61	$—	$(313)		$—	$176
Valuation allowance against gross deferred income tax assets	$2,465	$—	$54	$(655	)(3)	$(11)	$1,853

Year ended December 31, 2009
Allowance for doubtful accounts	$211	$211	$—	$6	(2)	$—	$428
Valuation allowance against gross deferred income tax assets	$2,619	$—	$—	$—		$(154)	$2,465

Year ended December 31, 2008
Allowance for doubtful accounts	$285	$99	$—	$(173	)(2)	$—	$211
Valuation allowance against gross deferred income tax assets	$4,376	$—	$615	$(501	)(3)	$(1,871)	$2,619

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents current year write-off of accounts receivable balances net of recovery of accounts receivable balances previously written-off.

(3)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision (benefit) in the statements of operations.

(4)	Represents impact from changes in foreign currency exchange rates and expiration of deferred tax assets associated with foreign tax credits in 2009 and capital loss carryforwards in 2008.

69	ampco pittsburgh | 2010 annual report