Form 10-Q
period 2011-03-31
AMPCO PITTSBURGH CORP
filed 2011-05-10
CIK 6176

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Grant Street, Suite 4600

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412)456-4400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

On May 10, 2011, 10,317,658 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I - FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$70,971,656	$70,020,838
Receivables, less allowance for doubtful accounts of $169,133 in 2011 and $175,867 in 2010	52,860,631	46,734,307
Inventories	75,627,122	68,822,361
Insurance receivables – asbestos	18,000,000	18,000,000
Other current assets	11,952,768	13,655,942

Total current assets	229,412,177	217,233,448

Property, plant and equipment, net	145,399,766	145,591,107
Insurance receivables – asbestos	121,452,389	124,089,373
Investments in joint ventures	14,052,188	14,159,807
Deferred tax assets	20,813,239	20,147,716
Other noncurrent assets	5,942,672	5,741,863

	$537,072,431	$526,963,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,554,712	$20,137,240
Accrued payrolls and employee benefits	11,429,853	11,689,609
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liabilities – current portion	25,000,000	25,000,000
Other current liabilities	21,692,877	19,582,113

Total current liabilities	93,988,442	89,719,962

Employee benefit obligations	45,288,258	44,113,720
Asbestos liabilities	190,268,619	193,603,076
Other noncurrent liabilities	2,779,979	2,749,630

Total liabilities	332,325,298	330,186,388

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock - par value $1; authorized 20,000,000 shares; issued and outstanding 10,305,156 shares in 2011 and 2010	10,305,156	10,305,156
Additional paid-in capital	121,422,536	121,074,086
Retained earnings	130,693,728	124,872,079
Accumulated other comprehensive loss	(57,674,287)	(59,474,395)

Total shareholders’ equity	204,747,133	196,776,926

	$537,072,431	$526,963,314

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net sales	$89,068,041	$82,325,868

Operating costs and expenses:
Costs of products sold (excluding depreciation)	63,394,143	56,840,920
Selling and administrative	10,881,611	11,594,103
Depreciation	2,663,768	2,324,728
Gain on disposition of assets	—	(97,890)

Total operating expenses	76,939,522	70,661,861

Income from operations	12,128,519	11,664,007

Other income (expense):
Investment-related income	22,544	20,789
Interest expense	(76,769)	(73,283)
Other – net	(454,649)	709,177

	(508,874)	656,683

Income before income taxes and equity losses in Chinese joint venture	11,619,645	12,320,690

Income tax provision	(3,873,000)	(4,066,000)
Equity losses in Chinese joint venture	(70,068)	(43,591)

Net income	$7,676,577	$8,211,099

Net income per common share:
Basic	$0.74	$0.80

Dilutive	$0.74	$0.80

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common shares outstanding:
Basic shares	10,305,156	10,246,211

Dilutive shares	10,366,991	10,257,368

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net cash flows provided by operating activities	$4,349,701	$9,498,555

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,301,908)	(11,584,554)
Purchases of long-term marketable securities	(191,942)	(219,125)
Proceeds from sale of long-term marketable securities	181,404	208,657
Proceeds from U.K. governmental grant	484,499	—
Proceeds from sale of property, plant and equipment	—	96,756

Net cash flows used in investing activities	(1,827,947)	(11,498,266)

Cash flows from financing activities:
Dividends paid	(1,854,928)	(1,844,267)
Proceeds from the issuance of common stock	—	9,731
Excess tax benefits from the exercise of stock options	—	4,013

Net cash flows used in financing activities	(1,854,928)	(1,830,523)

Effect of exchange rate changes on cash and cash equivalents	283,992	(785,730)

Net increase (decrease) in cash and cash equivalents	950,818	(4,615,964)

Cash and cash equivalents at beginning of period	70,020,838	66,440,864

Cash and cash equivalents at end of period	$70,971,656	$61,824,900

Supplemental information:
Income tax payments	$213,288	$—

Interest payments	$77,041	$73,635

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,356,068	$2,020,043

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 became effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011 and did not have a significant impact on the operating results, financial position or liquidity of the Corporation.

2.	Inventories

At March 31, 2011 and December 31, 2010, approximately 57% and 60%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	March 31, 2011	December 31, 2010

Raw materials	$18,926	$17,900
Work-in-process	34,186	32,169
Finished goods	9,407	7,619
Supplies	13,108	11,134

	$75,627	$68,822

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31, 2011	December 31, 2010

Land and land improvements	$4,910	$4,910
Buildings	41,380	41,341
Machinery and equipment	212,013	211,439
Construction-in-progress	13,908	11,938
Other	7,821	7,782

	280,032	277,410
Accumulated depreciation	(134,632)	(131,819)

	$145,400	$145,591

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $1,341,000 (£836,000) at March 31, 2011 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	March 31, 2011	December 31, 2010

Customer-related liabilities	$9,731	$9,903
Accrued sales commissions	2,282	2,266
Accrued income taxes payable	1,320	—
Dividend payable	1,855	1,855
Other	6,505	5,558

	$21,693	$19,582

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Three Months Ended March 31,
	2011	2010

Balance at beginning of the period	$5,113	$4,929
Satisfaction of warranty claims	(640)	(480)
Provision for warranty claims	599	645
Impact from changes in foreign currency exchange rates	69	(138)

Balance at end of the period	$5,141	$4,956

5.	Pension and Other Postretirement Benefits

Contributions for the three months ended March 31, 2011 and 2010 were as follows:

	(in thousands)
	2011	2010

U.S. pension benefits plans	$—	$—
U.K. pension benefits plan	$366	$359
Other postretirement benefits (e.g. net payments)	$187	$161
U.K. defined contribution plan	$94	$76

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended March 31,
U.S. Pension Benefits	2011	2010

Service cost	$826	$784
Interest cost	2,298	2,159
Expected return on plan assets	(2,291)	(2,254)
Amortization of prior service cost	164	164
Amortization of actuarial loss	958	781

Net expense	$1,955	$1,634

	(in thousands)
	Three Months Ended March 31,
Foreign Pension Benefits	2011	2010

Interest cost	$644	$627
Expected return on plan assets	(575)	(476)
Amortization of actuarial loss	123	117

Net expense	$192	$268

	(in thousands)
	Three Months Ended March 31,
Other Postretirement Benefits	2011	2010

Service cost	$157	$113
Interest cost	231	226
Amortization of prior service cost	21	21
Amortization of actuarial loss	28	—

Net expense	$437	$360

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2011 approximated $20,131,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

In 2010, UES-UK was awarded a governmental grant of up to $1,325,000 (£850,000) toward the purchase and installation of certain machinery and equipment of which $484,000 (£300,000) was received in 2011 and $226,000 (£145,000) in 2010. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See also Note 12 regarding litigation and Note 13 for environmental matters.

7.	Comprehensive Income (Loss)

The Corporation’s comprehensive income (loss) consisted of:

	(in thousands)
	Three Months Ended March 31,
	2011	2010

Net income	$7,677	$8,211
Foreign currency translation adjustments	1,433	(2,862)
Unrecognized components of employee benefit plans	831	688
Unrealized holding gains on marketable securities	98	74
Change in the fair value of cash flow hedge derivatives	(562)	454

Comprehensive income	$9,477	$6,565

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

As of March 31, 2011, approximately $26,351,000 of anticipated foreign-denominated sales has been hedged of which $3,492,000 is covered by cash flow contracts settling at various dates through June 2012 and the remaining $22,859,000 is covered by fair value contracts settling at various dates through September 2013. As of March 31, 2011, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $108,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $29,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $53,000 and $281,000, net of income taxes, as of March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, approximately $(112,000), net of income taxes, was recognized as comprehensive income (loss) and $116,000, net of income taxes was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $85,000 expected to be released to pre-tax earnings within the next 12 months. During the three months ended March 31, 2011 and 2010, approximately $183,000 and $51,000, respectively, was released to pre-tax earnings.

As of March 31, 2011, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $105,000 and is recorded as other current assets. (The fair value of the related hedged item, recorded as other current liabilities, approximated $119,000.) The fair value of the remaining fair value hedges equaled $344,000 and is recorded as other noncurrent assets. (The fair value of the related hedged item, recorded as other noncurrent liabilities, approximated $406,000.) The fair value of assets held as collateral as of March 31, 2011 approximated $802,000.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(191,000) and $920,000 for the three months ended March 31, 2011 and 2010, respectively.

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $323,000 and $329,000, net of income taxes, as of March 31, 2011 and December 31, 2010, respectively. All contracts were settled as of December 31, 2010; accordingly, no amounts were recognized as comprehensive income (loss) during the three months ended March 31, 2011 and $6,000 was released from accumulated other comprehensive income (loss) for the same period. The change in the fair value is being amortized to pre-tax earnings (as an offset to depreciation expense) over the life of the underlying assets. Approximately $8,000 was released to pre-tax earnings for the three months then ended and $32,000 is expected to be released to pre-tax earnings within the next 12 months.

At March 31, 2011, the Corporation has purchase commitments covering 55% or $14,700,000 of anticipated natural gas usage over approximately the next four to five years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

Additionally, one of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At March 31, 2011, approximately 64% or $3,726,000 of anticipated copper purchases and 63% or $918,000 of anticipated aluminum purchases are hedged over the next six to eight months. The fair value of these contracts (both outstanding and settled) approximated $419,000 as of March 31, 2011. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $261,000 and $589,000, net of income taxes, as of March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, approximately $(14,000), net of income taxes, was recognized as comprehensive income (loss) and $314,000, net of income taxes, was released from accumulated other comprehensive income (loss). Additionally, $419,000 of the change in fair value is expected to be released to pre-tax earnings over the next 12 months. During the three months ended March 31, 2011 and 2010, approximately $504,000 and $168,000, respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of March 31, 2011 approximated $463,000.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

9.	Stock-Based Compensation

Stock-based compensation expense associated for the three months ended March 31, 2011 and 2010 equaled $348,000 and $1,644,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $122,000 and $575,000, respectively.

In May 2011, the Compensation Committee granted 176,250 non-qualified stock options. The options have a ten-year life and vest over a three year period.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of March 31, 2011 and 2010 were as follows:

	(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of March 31, 2011
Investments
Other noncurrent assets	$3,260	$—	$—	$3,260
Foreign currency exchange sales contracts
Other current assets	—	213	—	213
Other noncurrent assets	—	373	—	373
Other current liabilities	—	119	—	119
Other noncurrent liabilities	—	406	—	406

As of March 31, 2010
Investments
Other noncurrent assets	$2,732	$—	$—	$2,732
Foreign currency exchange (sales and purchase) contracts
Other current assets	—	2,005	—	2,005
Other noncurrent assets	—	588	—	588
Other current liabilities	—	1,118	—	1,118
Other noncurrent liabilities	—	221	—	221

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	(in thousands)
	Three Months Ended March 31,
	2011	2010

Net sales:
Forged and Cast Rolls	$62,883	$60,148
Air and Liquid Processing	26,185	22,178

Total Reportable Segments	$89,068	$82,326

Income before income taxes:
Forged and Cast Rolls	$11,644	$13,465
Air and Liquid Processing	2,984	1,795

Total Reportable Segments	14,628	15,260
Other expense, including corporate costs – net	(3,008)	(2,939)

Total	$11,620	$12,321

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution and the former division, for the three months ended March 31, 2011:

Approximate open claims at end of period	8,668	(1)

Gross settlement and defense costs (in 000’s)	$3,471

Approximate claims settled or dismissed	195

(1)	Included as “open claims” are approximately 1,773 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 480 as of March 31, 2011, are not included within the Coverage Arrangement. The one claim filed against the former division also is not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution and the former division are immaterial.

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

On August 4, 2009, Howden filed a lawsuit in the United States District Court for the Western District of Pennsylvania. In the lawsuit Howden raised claims against certain insurance companies that allegedly issued policies to Howden that do not cover the Corporation or its subsidiaries, and also raised claims against the Corporation and two other insurance companies that issued excess insurance policies covering certain subsidiaries of the Corporation (the “Excess Policies”), but that were not part of the Coverage Arrangement. In the lawsuit, Howden seeks, as respects the Corporation, a declaratory judgment from the court as to the respective rights and obligations of Howden, the Corporation and the insurance carriers under the Excess Policies. One of the excess carriers and the Corporation filed cross-claims against each other seeking declarations regarding their respective rights and obligations under Excess Policies issued by that carrier. The Corporation’s cross-claim also sought damages for the carrier’s failure to pay certain defense and indemnity costs. The Corporation and that carrier concluded a settlement generally consistent with the Coverage Arrangement, and all claims between that carrier and the Corporation were dismissed with prejudice on December 8, 2010. In April 2011, the Corporation and the other carrier that issued Excess Policies also concluded a settlement generally consistent with the Coverage Arrangement. The dismissal of the Corporation from this litigation is now in process.

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its condensed consolidated financial statements for the three months ended March 31, 2011, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through March 31, 2011.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303,000, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at March 31, 2011 was $214,981,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839,000 ($139,202,000 as of March 31, 2011). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $76,464,000 difference between insurance recoveries and projected costs at December 31, 2010 is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and has been named a Potentially Responsible Party at two third-party landfill sites. In addition, as a result of the sale of a segment, the Corporation retained the liability to remediate certain environmental contamination and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the costs for which were accrued at the time of sale.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,341,000 at March 31, 2011 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. Business activity for the group has been improving as a result of the global steel industry operating at higher levels when compared to the financial crisis period of 2009 with world-wide steel usage expected to increase in 2011 over 2010 levels. The U.S. Dollar and British Pound Sterling remain relatively weak against most major currencies, particularly against the Euro, thereby aiding export of rolling mill rolls for both our U.S. and U.K. operations. However, excess inventory levels within the industry continue to exist and pricing pressures from customers remain.

For the Air and Liquid Processing group, new construction spending by the institutional markets has yet to exhibit any significant signs of a recovery. The focus for these companies is to continue to search for new product lines and to strengthen their sales distribution networks.

Consolidated Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Sales. Net sales for the three months ended March 31, 2011 and 2010 were $89,068,000 and $82,326,000, respectively. Backlog approximated $357,283,000 at March 31, 2011 versus $397,030,000 as of December 31, 2010 and $467,796,000 as of March 31, 2010. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 71.2% and 69.0% for the three months ended March 31, 2011 and 2010, respectively. The increase is primarily attributable to higher direct material and fixed costs particularly for the Forged and Cast Rolls segment.

Selling and Administrative. The decrease in selling and administrative expenses is primarily due to lower stock-based compensation costs offset by higher employee-related costs. Stock-based compensation expense for the three months ended March 31, 2011 and 2010 equaled $348,000 and $1,644,000, respectively.

Depreciation. The increase in depreciation expense is associated with the assets placed in service as a result of the major capital investment program that began in 2008 for the Forged and Cast Rolls segment.

Income from Operations. Income from operations for the three months ended March 31, 2011 and 2010 approximated $12,129,000 and $11,664,000, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the first quarter 2011 improved against first quarter 2010 as a result of an increase in the volume of shipments. Operating income for the three months ended March 31, 2011 was less than that for the three months ended March 31, 2010 due to higher direct material and fixed costs as well as a shift in product mix and lower pricing. Backlog approximated $308,210,000 at March 31, 2011 against $350,978,000 as of December 31, 2010 and $432,741,000 as of March 31, 2010. The decline is a result of shipments outpacing new orders as customers continue to reduce excess roll inventories which were created years ago. Approximately $137,000,000 of the current backlog is expected to ship after 2011. Additionally, the segment has commitments of approximately $45,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. Sales and operating income for the segment increased when compared to the three months ended March 31, 2010. Buffalo Pumps was aided by a higher volume of shipments for the U.S. Navy and Aerofin benefited from an increase in shipments to customers in the fossil fuel utility market. Buffalo Air Handling, however, continues to be impacted by lower capital spending as a result of market consolidation and state budget issues. Additionally, increased competition on projects is compressing margins for this division. As of March 31, 2011, backlog approximated $49,073,000 against $46,052,000 as of December 31, 2010 and $35,055,000 as of March 31, 2010. The improvement in backlog at March 31, 2011 against December 31, 2010 is principally attributable to Aerofin and additional orders for replacement coils for the fossil fuel utility market. The further improvement in backlog at quarter end from a year ago is due to one large order for a customer in the medical industry (Buffalo Air Handling) and a higher volume of pumps for the power generation market (Buffalo Pumps). The majority of the current backlog is expected to ship in 2011.

Other Income (Expense). The fluctuation in other income (expense) when compared to the prior year is primarily attributable to foreign exchange losses during the current year versus foreign exchange gains in the prior year.

Income Taxes. The effective income tax rate for each of the periods approximates 33%.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended March 31, 2011 and 2010 equaled $7,677,000 or $0.74 per common share and $8,211,000 or $0.80 per common share, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The decrease is principally due to an increase in inventories, particularly for the Forged and Cast Rolls segment, as a result of a higher volume of business activity.

Net cash flows used in investing activities decreased for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 due to substantial completion of the capital investment program for the Forged and Cast Rolls segment in 2010. In the prior year, UES-UK was awarded a governmental grant of up to $1,325,000 (£850,000) toward the purchase and installation of certain machinery and equipment of which $484,000 (£300,000) was received in 2011 and $226,000 (£145,000) in the third quarter of 2010. As of March 31, 2011, future capital expenditures approximating $15,000,000, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the movement of the U.K. pound sterling against the U.S. dollar. For the three months ended March 31, 2011, the value of the U.K. pound sterling improved 3% against the U.S. dollar. By comparison, for the three months ended March 31, 2010, the value of the U.K. pound sterling deteriorated 6% against the U.S. dollar.

As a result of the above, cash and cash equivalents increased $951,000 in 2011 and ended the period at $70,972,000 in comparison to $70,021,000 at December 31, 2010.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2011 was approximately $9,400,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2010, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(10) Material Contracts

(a)	1988 Supplemental Executive Retirement Plan

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(b)	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation

Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008.

(c)	2008 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 6, 2008.

(d)	2011 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 22, 2011.

(e)	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009.

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(31.1)	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2011	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: May 10, 2011	BY:	/s/ Marliss D. Johnson
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