Form 10-Q
period 2011-06-30
AMPCO PITTSBURGH CORP
filed 2011-08-09
CIK 6176

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Grant Street, Suite 4600

Pittsburgh, Pennsylvania 15219

(Address of principal executive offices)

(412) 456-4400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 5, 2011, 10,325,602 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$75,361,747	$70,020,838
Receivables, less allowance for doubtful accounts of $166,298 in 2011 and $175,867 in 2010	60,060,068	46,734,307
Inventories	72,672,795	68,822,361
Insurance receivables – asbestos	18,000,000	18,000,000
Other current assets	11,143,565	13,655,942

Total current assets	237,238,175	217,233,448

Property, plant and equipment, net	146,819,530	145,591,107
Insurance receivables – asbestos	116,177,074	124,089,373
Investments in joint ventures	13,916,934	14,159,807
Deferred tax assets	19,749,823	20,147,716
Other noncurrent assets	5,875,874	5,741,863

	$539,777,410	$526,963,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	21,211,853	$20,137,240
Accrued payrolls and employee benefits	12,869,059	11,689,609
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liabilities – current portion	25,000,000	25,000,000
Other current liabilities	22,405,770	19,582,113

Total current liabilities	94,797,682	89,719,962

Employee benefit obligations	45,451,680	44,113,720
Asbestos liabilities	183,430,134	193,603,076
Other noncurrent liabilities	2,600,859	2,749,630

Total liabilities	326,280,355	330,186,388

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000,000 shares; issued and outstanding 10,325,602 shares in 2011 and 10,305,156 shares in 2010	10,325,602	10,305,156
Additional paid-in capital	122,195,549	121,074,086
Retained earnings	137,955,616	124,872,079
Accumulated other comprehensive loss	(56,979,712)	(59,474,395)

Total shareholders’ equity	213,497,055	196,776,926

	$539,777,410	$526,963,314

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Net sales	$184,039,242	$165,183,818	$94,971,201	$82,857,950

Operating costs and expenses:
Costs of products sold (excluding depreciation)	130,984,148	111,625,015	67,590,005	54,784,095
Selling and administrative	22,121,125	22,632,297	11,239,514	11,038,194
Depreciation	5,287,757	4,592,735	2,623,989	2,268,007
Loss (gain) on disposition of assets	1,762	(95,119)	1,762	2,771

Total operating expenses	158,394,792	138,754,928	81,455,270	68,093,067

Income from operations	25,644,450	26,428,890	13,515,931	14,764,883

Other income (expense):
Investment-related income	106,469	45,512	83,925	24,723
Interest expense	(158,960)	(154,726)	(82,191)	(81,443)
Other (expense) income – net	(316,516)	32,187	138,133	(676,990)

	(369,007)	(77,027)	139,867	(733,710)

Income before income taxes and equity losses in Chinese joint venture	25,275,443	26,351,863	13,655,798	14,031,173

Income tax provision	(8,239,000)	(8,648,000)	(4,366,000)	(4,582,000)

Equity losses in Chinese joint venture	(237,119)	(119,020)	(167,051)	(75,429)

Net income	$16,799,324	$17,584,843	$9,122,747	$9,373,744

Earnings per common share:
Basic	$1.63	$1.72	$0.88	$0.91

Diluted	$1.62	$1.71	$0.88	$0.91

Cash dividends declared per share	$0.36	$0.36	$0.18	$0.18

Weighted-average number of common shares outstanding:
Basic shares	10,311,509	10,246,517	10,317,793	10,246,827

Diluted shares	10,386,284	10,275,114	10,406,688	10,289,545

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Net cash flows provided by operating activities	$14,433,220	$15,138,275

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,381,131)	(20,118,017)
Collateral for outstanding foreign currency exchange contracts (Note 8)	0	764,950
Purchases of long-term marketable securities	(318,436)	(275,250)
Proceeds from sale of long-term marketable securities	288,147	262,951
Proceeds from U.K. governmental grant	484,499	0
Proceeds from sale of property, plant and equipment	0	103,534

Net cash flows used in investing activities	(5,926,921)	(19,261,832)

Cash flows from financing activities:
Dividends paid	(3,712,107)	(3,688,696)
Proceeds from the issuance of common stock	167,152	9,731
Excess tax benefits from the exercise of stock options	46,914	4,013

Net cash flows used in financing activities	(3,498,041)	(3,674,952)

Effect of exchange rate changes on cash and cash equivalents	332,651	(792,897)

Net increase (decrease) in cash and cash equivalents	5,340,909	(8,591,406)

Cash and cash equivalents at beginning of period	70,020,838	66,440,864

Cash and cash equivalents at end of period	$75,361,747	$57,849,458

Supplemental information:
Income tax payments	$3,578,668	$2,748,000

Interest payments	$160,338	$154,533

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,339,007	$2,535,660

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the six and three months ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is to be applied prospectively and is effective for the Corporation for interim and annual periods beginning in 2012. The guidance primarily changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not expected to result in a change in the application of existing accounting principles. The Corporation is currently evaluating the new guidance, but does not expect that it will have a material impact on its operating results, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which eliminates the option to present other comprehensive income and its components as part of the Statement of Shareholders’ Equity. All non-owner changes in shareholders’ equity will be presented either in a single continuous statement along with net income or in a separate statement immediately following. ASU 2011-05 is to be applied retrospectively and is effective for the Corporation for interim and annual periods beginning in 2012. The guidance does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, adoption of ASU 2011-05 will not impact the operating results, financial position or liquidity of the Corporation.

2.	Inventories

At June 30, 2011 and December 31, 2010, approximately 57% and 60%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	June 30, 2011	December 31, 2010

Raw materials	$19,578	$17,900
Work-in-process	36,733	32,169
Finished goods	5,091	7,619
Supplies	11,271	11,134

	$72,673	$68,822

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30, 2011	December 31, 2010

Land and land improvements	$4,910	$4,910
Buildings	41,380	41,341
Machinery and equipment	211,506	211,439
Construction-in-progress	18,356	11,938
Other	7,831	7,782

	283,983	277,410
Accumulated depreciation	(137,163)	(131,819)

	$146,820	$145,591

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $1,341,000 (£836,000) at June 30, 2011 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	June 30, 2011	December 31, 2010

Customer-related liabilities	$9,064	$9,903
Accrued sales commissions	2,495	2,266
Accrued income taxes payable	2,678	0
Dividend payable	1,859	1,855
Other	6,310	5,558

	$22,406	$19,582

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Balance at beginning of the period	$5,113	$4,929	$5,141	$4,956
Satisfaction of warranty claims	(1,540)	(662)	(900)	(182)
Provision for warranty claims	1,298	1,198	699	553
Other, primarily impact from changes in foreign currency exchange rates	71	(176)	2	(38)

Balance at end of the period	$4,942	$5,289	$4,942	$5,289

5.	Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2011 and 2010 were as follows:

	(in thousands)
	2011	2010
U.S. pension benefits plans	$0	$0
U.K. pension benefits plan	$824	$703
Other postretirement benefits (e.g. net payments)	$330	$346
U.K. defined contribution plan	$204	$155

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,

	2011	2010	2011	2010
U.S. Pension Benefits
Service cost	$1,557	$1,434	$731	$650
Interest cost	4,434	4,262	2,136	2,103
Expected return on plan assets	(4,829)	(4,786)	(2,538)	(2,532)
Amortization of prior service cost	328	328	164	164
Amortization of actuarial loss	2,118	1,742	1,160	961

Net benefit cost	$3,608	$2,980	$1,653	$1,346

Foreign Pension Benefits
Interest cost	$1,303	$1,229	$659	$602
Expected return on plan assets	(1,163)	(934)	(588)	(458)
Amortization of actuarial loss	250	230	127	113

Net benefit cost	$390	$525	$198	$257

Other Postretirement Benefits
Service cost	$321	$226	$164	$113
Interest cost	510	451	279	225
Amortization of prior service cost	43	43	22	22
Amortization of actuarial loss	128	0	100	0

Net benefit cost	$1,002	$720	$565	$360

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2011 approximated $21,320,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

See also Note 12 regarding litigation and Note 13 for environmental matters.

7.	Comprehensive Income (Loss)

The Corporation’s comprehensive income (loss) consisted of:

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income	$16,799	$17,585	$9,123	$9,374
Foreign currency translation adjustments	1,454	(3,556)	20	(694)
Unrecognized components of employee benefit plans	1,837	1,305	1,006	617
Unrealized holding (losses) gains on marketable securities	87	(43)	(11)	(117)
Change in the fair value of derivatives (cash flow hedges)	(883)	725	(321)	271

Comprehensive income	$19,294	$16,016	$9,817	$9,451

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

As of June 30, 2011, approximately $21,948,000 of anticipated foreign-denominated sales has been hedged of which $5,264,000 is covered by cash flow contracts settling at various dates through March 2013 and the remaining $16,684,000 is covered by fair value contracts settling at various dates through September 2013. As of June 30, 2011, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $44,000 and is recorded as other current liabilities. The fair value of the remaining cash flow contracts equaled $34,000 and is recorded as other noncurrent liabilities. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $(52,000) and $281,000, net of income taxes, as of June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011, approximately $(208,000), net of income taxes, was recognized as comprehensive income (loss) and $125,000, net of income taxes, was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(49,000) expected to be released to pre-tax earnings within the next 12 months. During the six months ended June 30, 2011 and 2010, approximately $198,000 and $387,000, respectively, was released to pre-tax earnings and during the three months ended June 30, 2011 and 2010, approximately $15,000 and $336,000, respectively, was released to pre-tax earnings.

As of June 30, 2011, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $55,000 and is recorded as other current assets. (The fair value of the related hedged items, recorded primarily as a reduction to receivables, approximated $59,000.) The fair value of the remaining fair value hedges equaled $266,000 and is recorded as other noncurrent assets. (The fair value of the related hedged items, recorded as other noncurrent liabilities, approximated $280,000.) The fair value of assets held as collateral as of June 30, 2011 approximated $803,000.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $130,000 and $472,000 for the six months ended June 30, 2011 and 2010, respectively, and $321,000 and $(448,000) for the three months ended June 30, 2011 and 2010, respectively.

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. All contracts were settled as of December 31, 2010; accordingly, no amounts were recognized as comprehensive income (loss) in 2011. Approximately $10,000, net of income taxes, was released from accumulated other comprehensive income (loss) for the six months ended June 30, 2011. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $319,000 and $329,000, net of income taxes, as of June 30, 2011 and December 31, 2010, respectively. The change in the fair value is being amortized to pre-tax earnings (as an offset to depreciation expense) over the life of the underlying assets. For the six and three months ended June 30, 2011, approximately $16,000 and $8,000, respectively, was released to pre-tax earnings. No amounts were released for the comparable prior year periods. Approximately $32,000 is expected to be released to pre-tax earnings within the next 12 months.

At June 30, 2011, the Corporation has purchase commitments covering 54% or $13,508,000 of anticipated natural gas usage over approximately the next four to five years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

One of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At June 30, 2011, approximately 66% or $3,336,000 of anticipated copper purchases and 63% or $959,000 of anticipated aluminum purchases are hedged over the next six to seven months. The fair value of these contracts (both outstanding and settled) approximated $79,000 as of June 30, 2011. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $49,000 and $589,000, net of income taxes, as of June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011, approximately $(54,000), net of income taxes, was recognized as comprehensive income (loss) and $486,000, net of income taxes, was released from accumulated other comprehensive income (loss). Additionally, $79,000 of the change in fair value is expected to be released to pre-tax earnings over the next 12 months. During the six months ended June 30, 2011 and 2010, approximately $780,000 and $200,000, respectively, was released to pre-tax earnings and during the three months ended June 30, 2011 and 2010, approximately $276,000 and $32,000, respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of June 30, 2011 approximated $463,000.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

9.	Stock-Based Compensation

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (Incentive Plan). Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards.

In May 2011, the Compensation Committee granted 176,250 non-qualified stock options to selected employees. The options have a ten-year life and vest over a three-year period. The exercise price of $25.18 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $10.53 per share. The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 2.30%, an expected dividend yield of 2.96% and an expected volatility of 56.25%. The resultant stock-based compensation expense of $1,857,000 will be recognized over the requisite service period of three years.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25,000 and will be fully vested as of the grant date. In June 2011, 7,944 shares of common stock were issued to the non-management directors.

Stock-based compensation expense associated for the six months ended June 30, 2011 and 2010 equaled $961,000 and $2,316,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $336,000 and $810,000, respectively. Stock-based compensation expense associated for the three months ended June 30, 2011 and 2010 equaled $613,000 and $672,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $215,000 and $235,000, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 were as follows:

	(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2011
Investments
Other noncurrent assets	$3,284	$0	$0	$3,284
Foreign currency exchange sales contracts
Other current assets	0	55	0	55
Other noncurrent assets	0	266	0	266
Other current liabilities	0	44	0	44
Other noncurrent liabilities	0	314	0	314
As of December 31, 2010
Investments
Other noncurrent assets	$3,097	$0	$0	$3,097
Foreign currency exchange (sales and purchase) contracts
Other current assets	0	604	0	604
Other noncurrent assets	0	350	0	350
Other current liabilities	0	0	0	0
Other noncurrent liabilities	0	266	0	266

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	(in thousands)
	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net Sales:
Forged and Cast Rolls	$132,802	$121,711	$69,919	$61,563
Air and Liquid Processing	51,237	43,473	25,052	21,295

Total Reportable Segments	$184,039	$165,184	$94,971	$82,858

Income before Income Taxes:
Forged and Cast Rolls	$25,670	$28,805	$14,026	$15,340
Air and Liquid Processing	5,282	3,967	2,298	2,172

Total Reportable Segments	30,952	32,772	16,324	17,512
Other expense, including corporate costs – net	(5,677)	(6,420)	(2,668)	(3,481)

Total	$25,275	$26,352	$13,656	$14,031

12.	Litigation (claims not in thousands)

Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of the Corporation’s Air & Liquid Systems Corporation subsidiary (“Asbestos Liability”) and of an inactive subsidiary in dissolution. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the six months ended June 30, 2011:

Approximate open claims at end of period	8,491	(1)
Gross settlement and defense costs (in 000’s)	$12,525
Approximate claims settled or dismissed	450

(1)	Included as “open claims” are approximately 1,763 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 425 as of June 30, 2011, are not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

On August 4, 2009, Howden filed a lawsuit in the United States District Court for the Western District of Pennsylvania. In the lawsuit Howden raised claims against certain insurance companies that allegedly issued policies to Howden that do not cover the Corporation or its subsidiaries, and also raised claims against the Corporation and two other insurance companies that issued excess insurance policies covering certain subsidiaries of the Corporation (the “Excess Policies”), but that were not part of the Coverage Arrangement. In the lawsuit, Howden seeks, as respects the Corporation, a declaratory judgment from the court as to the respective rights and obligations of Howden, the Corporation and the insurance carriers under the Excess Policies. One of the excess carriers and the Corporation filed cross-claims against each other seeking declarations regarding their respective rights and obligations under Excess Policies issued by that carrier. The Corporation’s cross-claim also sought damages for the carrier’s failure to pay certain defense and indemnity costs. The Corporation and that carrier concluded a settlement generally consistent with the Coverage Arrangement, and all claims between that carrier and the Corporation were dismissed with prejudice on December 8, 2010. In April 2011, the Corporation and the other carrier that issued Excess Policies also concluded a settlement generally consistent with the Coverage Arrangement. The Corporation has now been dismissed from this litigation.

On February 24, 2011, the Corporation and its Air & Liquid Systems Corporation subsidiary filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies not included within the Coverage Arrangement that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. Various counterclaims, cross claims and third party claims have been filed in the litigation.

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its condensed consolidated financial statements for the six months ended June 30, 2011, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through June 30, 2011.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303,000, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at June 30, 2011 was $208,163,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839,000

($133,927,000 as of June 30, 2011). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $76,464,000 difference between insurance recoveries and projected costs at December 31, 2010 ($74,236,000 at June 30, 2011) is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,236,000 at June 30, 2011 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

For the Air and Liquid Processing group, new construction spending by the institutional markets has yet to exhibit any significant signs of a recovery. The focus for these companies is to continue to search for and develop new product lines and to strengthen their sales distribution networks.

Consolidated Results of Operations for the Six and Three Months Ended June 30, 2011 and 2010

Net Sales. Net sales for the six months ended June 30, 2011 and 2010 were $184,039,000 and $165,184,000, respectively, and $94,971,000 and $82,858,000, respectively, for the three months then ended. Backlog approximated $313,621,000 at June 30, 2011 versus $397,030,000 as of December 31, 2010 and $422,408,000 as of June 30, 2010. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 71.2% and 67.6% for the six months ended June 30, 2011 and 2010, respectively, and 71.2% and 66.1% of net sales for the three months ended June 30, 2011 and 2010, respectively. The increase is primarily attributable to higher direct material and fixed costs particularly for the Forged and Cast Rolls segment.

Selling and Administrative. The decrease in selling and administrative expenses for the six months ended June 30, 2011 against the comparable prior year period is primarily due to lower stock-based compensation costs offset by higher employee-related costs. Stock-based compensation expense for the six months ended June 30, 2011 and 2010 equaled $961,000 and $2,316,000, respectively. Selling and administrative expenses were comparable for the three months ended June 30, 2011 and 2010.

Depreciation. The increase in depreciation expense is associated with the assets placed in service as a result of the major capital investment program that began in 2008 for the Forged and Cast Rolls segment.

Income from Operations. Income from operations for the six months ended June 30, 2011 and 2010 approximated $25,644,000 and $26,429,000, respectively, and $13,516,000 and $14,765,000 for the three months ended June 30, 2011 and 2010, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the six and three months ended June 30, 2011 improved when compared to the same periods of the prior year due to an increase in the volume of shipments, particularly for the U.K. operations. Operating income for the six and three months ended June 30, 2011 was less than that for the six and three months ended June 30, 2010 as a result of lower margins attributable to higher direct material and fixed costs as well as a shift in product mix and lower pricing. Backlog approximated $266,322,000 at June 30, 2011 against $350,978,000 as of December 31, 2010 and $384,616,000 as of June 30, 2010. The decline is a result of shipments outpacing new orders as customers continue to reduce excess roll inventories which were created years ago. Approximately $150,387,000 of the current backlog is expected to ship after 2011. Additionally, the segment has commitments of approximately $40,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. For the six and three months ended June 30, 2011, sales and operating income for the segment increased when compared to the same periods of the prior year as a result of improved demand for coils and pumps. Specifically, Aerofin and Buffalo Pumps benefitted from a higher volume of shipments to customers in the power generation markets and, for Buffalo Pumps, U.S. Navy shipbuilders. While sales have improved for Buffalo Air

Handling, increased competition is reducing margins for this division. As of June 30, 2011, backlog approximated $47,299,000 against $46,052,000 as of December 31, 2010 and $37,792,000 as of June 30, 2010. Backlog for Aerofin improved due to additional orders for replacement coils. Although lower than at year end, backlog for Buffalo Air Handling is higher than a year ago due to one large order for a customer in the medical industry. Backlog for Buffalo Pumps remains relatively consistent between the periods. The majority of the current backlog is expected to ship in 2011.

Other Income (Expense). The fluctuation in other income (expense) for the six months ended June 30, 2011 against the comparable prior year period is primarily attributable to lower foreign exchange gains. The fluctuation in other income (expense) for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 is primarily attributable to foreign exchange gains during the current year quarter versus foreign exchange losses in the prior year quarter.

Income Taxes. The effective income tax rate for each of the periods is comparable, ranging between 32% and 32.8%.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the six months ended June 30, 2011 and 2010 equaled $16,799,000 or $1.63 per common share and $17,585,000 or $1.72 per common share, respectively, and $9,123,000 or $0.88 per common share and $9,374,000 or $0.91 per common share, respectively, for the three months ended June 30, 2011 and 2010.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased slightly for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The decrease is principally due to an increase in accounts receivable.

Net cash flows used in investing activities decreased for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 due to substantial completion of the capital investment program for the Forged and Cast Rolls segment in 2010. In the prior year, UES-UK was awarded a governmental grant of up to $1,325,000 (£850,000) toward the purchase and installation of certain machinery and equipment of which $484,000 (£300,000) was received in 2011 and $226,000 (£145,000) in the third quarter of 2010. As of June 30, 2011, future capital expenditures approximating $14,800,000, to be spent over the next 12-18 months, have been approved. In 2010, a portion of the monies held as collateral for outstanding foreign currency exchange contracts for the UES-UK operation was returned. As of June 30, 2011, approximately $803,000 remained in escrow.

Net cash flows used in financing activities were comparable for each of the periods and represented primarily payment of dividends.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the movement of the U.K. pound sterling against the U.S. dollar. For the six months ended June 30, 2011, the value of the U.K. pound sterling improved 3% against the U.S. dollar. By comparison, for the six months ended June 30, 2010, the value of the U.K. pound sterling deteriorated approximately 8% against the U.S. dollar.

As a result of the above, cash and cash equivalents increased $5,341,000 in 2011 and ended the period at $75,362,000 in comparison to $70,021,000 at December 31, 2010.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2011 was approximately $9,400,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

Forward-looking statements are identified by the use of the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, of Part II of this Form 10-Q. In addition, there may be events in the future that the Corporation is not able to accurately predict or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, the Corporation undertakes no obligation to update any forward-looking statement whether as a result of new information, events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2010.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Items 2-4	None

Item 5	Other Information

At the annual meeting of shareholders of the Corporation held on May 5, 2011, shareholders voted on a proposal to recommend, in a non-binding vote, the frequency of future shareholder votes on executive compensation. Based on the previously announced voting results and its consideration of those results, the Corporation’s board of directors has adopted a policy to hold an annual advisory vote on executive compensation until the next required vote on the frequency of shareholder votes on executive compensation. The Corporation is required to hold votes on frequency at least every six years.

Item 6	Exhibits

(3) Articles of Incorporation and By-laws

(a) Articles of Incorporation

Incorporated by reference to the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1983, March 31, 1984, March 31, 1985, March 31, 1987 and September 30, 1998.

(b) By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10) Material Contracts

(a) 2011 Omnibus Incentive Plan

Incorporated by reference to the Proxy Statement dated March 22, 2011.

(31.1)	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2011	BY:	s/ Robert A. Paul
Robert A. Paul Chairman and Chief Executive Officer

DATE: August 9, 2011	BY:	s/ Marliss D. Johnson
Marliss D. Johnson Vice President, Controller and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(31.1)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(101)	Interactive Data File (XBRL)