Form 10-Q
period 2011-09-30
AMPCO PITTSBURGH CORP
filed 2011-11-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 4, 2011, 10,325,602 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I - FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$80,903,849	$70,020,838
Receivables, less allowance for doubtful accounts of $184,413 in 2011 and $175,867 in 2010	46,675,210	46,734,307
Inventories	75,719,606	68,822,361
Insurance receivables – asbestos	18,000,000	18,000,000
Other current assets	11,668,417	13,655,942

Total current assets	232,967,082	217,233,448

Property, plant and equipment, net	148,934,661	145,591,107
Insurance receivables - asbestos	112,253,288	124,089,373
Investments in joint ventures	13,753,710	14,159,807
Deferred tax assets	18,439,127	20,147,716
Other noncurrent assets	5,605,117	5,741,863

	$531,952,985	$526,963,314

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,070,257	$20,137,240
Accrued payrolls and employee benefits	12,687,151	11,689,609
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liabilities – current portion	25,000,000	25,000,000
Other current liabilities	22,290,326	19,582,113

Total current liabilities	93,358,734	89,719,962

Employee benefit obligations	45,615,027	44,113,720
Asbestos liabilities	178,009,733	193,603,076
Other noncurrent liabilities	1,690,581	2,749,630

Total liabilities	318,674,075	330,186,388

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock - par value $1; authorized 20,000,000 shares; issued and outstanding 10,325,602 shares in 2011 and 10,305,156 shares in 2010	10,325,602	10,305,156
Additional paid-in capital	122,641,895	121,074,086
Retained earnings	138,853,063	124,872,079
Accumulated other comprehensive loss	(58,541,650)	(59,474,395)

Total shareholders’ equity	213,278,910	196,776,926

	$531,952,985	$526,963,314

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$74,263,346	$79,537,134	$258,302,588	$244,720,952

Operating costs and expenses:
Costs of products sold (excluding depreciation)	58,059,322	56,501,918	189,043,470	168,740,339
Selling and administrative	9,885,364	10,335,512	32,006,489	32,354,403
Depreciation	2,483,671	2,003,471	7,771,428	6,596,206
(Gain) loss on disposal of assets	(3)	(389)	1,759	(95,508)

Total operating expenses	70,428,354	68,840,512	228,823,146	207,595,440

Income from operations	3,834,992	10,696,622	29,479,442	37,125,512

Other income (expense):
Investment-related income	22,664	1,113,274	129,133	1,158,786
Interest expense	(81,892)	(81,045)	(240,852)	(235,771)
Other expense – net	(334,362)	(82,164)	(650,878)	(49,977)

	(393,590)	950,065	(762,597)	873,038

Income before income taxes and equity losses in Chinese joint venture	3,441,402	11,646,687	28,716,845	37,998,550

Income tax provision	(525,000)	(3,946,000)	(8,764,000)	(12,594,000)

Equity losses in Chinese joint venture	(160,347)	(177,026)	(397,466)	(296,046)

Net income	$2,756,055	$7,523,661	$19,555,379	$25,108,504

Earnings per common share:
Basic	$0.27	$0.73	$1.90	$2.45

Diluted	$0.26	$0.73	$1.88	$2.44

Cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of common shares outstanding:
Basic	10,325,602	10,246,827	10,316,258	10,246,621

Diluted	10,403,181	10,290,669	10,392,592	10,281,510

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Net cash flows provided by operating activities	$27,453,914	$27,004,515

Cash flows from investing activities:

Purchases of property, plant and equipment	(11,732,401)	(27,676,767)
Return of collateral for outstanding foreign currency exchange contracts (Note 8)	0	764,950
Purchases of long-term marketable securities	(742,885)	(435,482)
Proceeds from sale of long-term marketable securities	693,366	408,511
Proceeds from U.K. governmental grant	484,499	226,461
Proceeds from sale of property, plant and equipment	0	96,756

Net cash flows used in investing activities	(11,297,421)	(26,615,571)

Cash flows from financing activities:

Dividends paid	(5,570,715)	(5,533,124)
Proceeds from the issuance of common stock	167,152	9,731
Excess tax benefits from the exercise of stock options	46,914	4,013

Net cash flows used in financing activities	(5,356,649)	(5,519,380)

Effect of exchange rate changes on cash and cash equivalents	83,167	(228,077)

Net increase (decrease) in cash and cash equivalents	10,883,011	(5,358,513)

Cash and cash equivalents at beginning of period	70,020,838	66,440,864

Cash and cash equivalents at end of period	$80,903,849	$61,082,351

Supplemental information:
Income tax payments	$4,386,835	$8,092,569

Interest payments	$241,984	$235,907

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,647,134	$1,927,910

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

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

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 provides for more detailed information about an employer’s financial obligations to a multiemployer benefits plan including whether contributions to the plan represent more than five percent of the total contributions made to the plan by all contributing employers, the funded status of the plan, and the nature of the employer’s commitment to the plan. The guidance is effective for the year ending December 31, 2011 and will not impact the operating results, financial position or liquidity of the Corporation.

2.	Inventories

At September 30, 2011 and December 31, 2010, approximately 57% and 60%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	September 30, 2011	December 31, 2010

Raw materials	$21,425	$17,900
Work-in-process	35,857	32,169
Finished goods	7,498	7,619
Supplies	10,940	11,134

	$75,720	$68,822

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30, 2011	December 31, 2010

Land and land improvements	$4,910	$4,910
Buildings	41,478	41,341
Machinery and equipment	218,917	211,439
Construction-in-progress	15,090	11,938
Other	8,026	7,782

	288,421	277,410
Accumulated depreciation	(139,486)	(131,819)

	$148,935	$145,591

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $1,300,000 (£836,000) at September 30, 2011 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	September 30, 2011	December 31, 2010

Customer-related liabilities	$10,219	$9,903
Accrued sales commissions	1,960	2,266
Accrued income taxes payable	1,966	0
Dividend payable	1,859	1,855
Other	6,286	5,558

	$22,290	$19,582

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at beginning of the period	$4,942	$5,289	$5,113	$4,929
Satisfaction of warranty claims	(386)	(668)	(1,926)	(1,330)
Provision for warranty claims	872	456	2,170	1,654
Other, primarily impact from changes in foreign currency exchange rates	(76)	120	(5)	(56)

Balance at end of the period	$5,352	$5,197	$5,352	$5,197

5.	Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2011 and 2010 were as follows:

	(in thousands)
	2011	2010

U.S. pension benefits plans	$0	$5,000
U.K. pension benefits plan	$1,276	$1,060
Other postretirement benefits (e.g. net payments)	$487	$491
U.K. defined contribution plan	$307	$240

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. Pension Benefits

Service cost	$779	$717	$2,336	$2,151
Interest cost	2,216	2,132	6,650	6,394
Expected return on plan assets	(2,415)	(2,393)	(7,244)	(7,179)
Amortization of prior service cost	164	164	492	492
Amortization of actuarial loss	1,059	871	3,177	2,613

Net benefit cost	$1,803	$1,491	$5,411	$4,471

U.K. Pension Benefits

Interest cost	$649	$623	$1,952	$1,852
Expected return on plan assets	(579)	(473)	(1,742)	(1,407)
Amortization of actuarial loss	124	117	374	347

Net benefit cost	$194	$267	$584	$792

Other Postretirement Benefits

Service cost	$161	$135	$482	$361
Interest cost	255	242	765	693
Amortization of prior service cost	21	22	64	65
Amortization of actuarial loss	64	105	192	105

Net benefit cost	$501	$504	$1,503	$1,224

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2011 approximated $21,560,000, a major portion of which serves as collateral for the Industrial Revenue Bond debt.

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

See also Note 12 regarding litigation and Note 13 for environmental matters.

7.	Comprehensive Income (Loss)

The Corporation’s comprehensive income (loss) consisted of:

	(in thousands)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net income	$2,756	$7,524	$19,555	$25,109
Foreign currency translation adjustments	(1,604)	2,528	(150)	(1,028)
Unrecognized components of employee benefit plans	918	822	2,755	2,127
Unrealized holding (losses) gains on marketable securities	(277)	191	(190)	148
Change in the fair value of derivatives
(cash flow hedges)	(599)	(450)	(1,482)	275

Comprehensive income	$1,194	$10,615	$20,488	$26,631

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

As of September 30, 2011, approximately $24,025,000 of anticipated foreign-denominated sales has been hedged of which $3,877,000 is covered by cash flow contracts settling at various dates through March 2013 and the remaining $20,148,000 is covered by fair value contracts settling at various dates through September 2013. As of September 30, 2011, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $229,000 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $57,000 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $120,000 and $281,000, net of income taxes, as of September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, approximately $(48,000), net of income taxes, was recognized as comprehensive income (loss) and $113,000, net of income taxes, was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $156,000 expected to be released to pre-tax earnings within the next 12 months. During the three months ended September 30, 2011 and 2010, approximately $(18,000) and $193,000, respectively, was released to pre-tax earnings and during the nine months ended September 30, 2011 and 2010, approximately $180,000 and $580,000, respectively, was released to pre-tax earnings.

As of September 30, 2011, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $87,000 and is recorded as other current liabilities. (The fair value of the related hedged items, recorded as other current assets, approximated $125,000.) The fair value of the remaining fair value hedges equaled $145,000 and is recorded as other noncurrent assets. (The fair value of the related hedged items, recorded as other noncurrent liabilities, approximated $138,000.) The fair value of assets held as collateral as of September 30, 2011 approximated $780,000.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(103,000) and $(41,000) for the three months ended September 30, 2011 and 2010, respectively, and $27,000 and $431,000 for the nine months ended September 30, 2011 and 2010, respectively.

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. All contracts were settled as of December 31, 2010; accordingly, no amounts were recognized as comprehensive income (loss) in 2011. Approximately $15,000, net of income taxes, was released from accumulated other comprehensive income (loss) for the nine months ended September 30, 2011. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $314,000 and $329,000, net of income taxes, as of September 30, 2011 and December 31, 2010, respectively. The change in the fair value is being amortized to pre-tax earnings (as an offset to depreciation expense) over the life of the underlying assets. For the three and nine months ended September 30, 2011, approximately $8,000 and $24,000, respectively, was released to pre-tax earnings. No amounts were released for the comparable prior year periods. Approximately $32,000 is expected to be released to pre-tax earnings within the next 12 months.

At September 30, 2011, the Corporation has purchase commitments covering 52% or $12,617,000 of anticipated natural gas usage over approximately the next four to five years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

One of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At September 30, 2011, approximately 66% or $4,531,000 of anticipated copper purchases over the next ten months and 63% or $943,000 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts (both outstanding and settled) approximated $(1,151,000) as of September 30, 2011. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(717,000) and $589,000, net of income taxes, as of September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, approximately $(849,000), net of income taxes, was recognized as comprehensive income (loss) and $457,000, net of income taxes, was released from accumulated other comprehensive income (loss). Additionally, $(1,151,000) of the change in fair value is expected to be released to pre-tax earnings over the next 12 months. During the three months ended September 30, 2011 and 2010, approximately $(46,000) and $(132,000), respectively, was released to pre-tax earnings and during the nine months ended September 30, 2011 and 2010, approximately $734,000 and $68,000, respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of September 30, 2011 approximated $410,000.

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

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 equaled $497,000 and $574,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $174,000 and $201,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2011 and 2010 equaled $1,458,000 and $2,890,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the related periods was approximately $510,000 and $1,012,000, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 were as follows:

	(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

As of September 30, 2011
Investments
Other noncurrent assets	$2,834	$0	$0	$2,834
Foreign currency exchange sales contracts
Other current assets	0	354	0	354
Other noncurrent assets	0	202	0	202
Other current liabilities	0	87	0	87
Other noncurrent liabilities	0	138	0	138

As of December 31, 2010
Investments
Other noncurrent assets	$3,097	$0	$0	$3,097
Foreign currency exchange sales contracts
Other current assets	0	604	0	604
Other noncurrent assets	0	350	0	350
Other current liabilities	0	0	0	0
Other noncurrent liabilities	0	266	0	266

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	(in thousands)
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Net Sales:
Forged and Cast Rolls	$49,312	$59,562	$182,114	$181,273
Air and Liquid Processing	24,951	19,975	76,189	63,448

Total Reportable Segments	$74,263	$79,537	$258,303	$244,721

Income before Income Taxes:
Forged and Cast Rolls	$4,604	$11,765	$30,274	$40,570
Air and Liquid Processing	1,815	1,366	7,097	5,333

Total Reportable Segments	6,419	13,131	37,371	45,903
Other expense, including corporate costs	(2,978)	(1,484)	(8,654)	(7,904)

Total	$3,441	$11,647	$28,717	$37,999

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the nine months ended September 30, 2011:

Approximate open claims at end of period	8,156	(1)

Gross settlement and defense costs (in 000’s)	$16,927

Approximate claims settled or dismissed	1,359

(1)	Included as “open claims” are approximately 1,688 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 430 as of September 30, 2011, are not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its condensed consolidated financial statements for the nine months ended September 30, 2011, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through September 30, 2011.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303,000, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at September 30, 2011 was $202,776,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839,000 ($130,003,000 as of September 30, 2011). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The $76,464,000 difference between insurance recoveries and projected costs at December 31, 2010 ($72,773,000 at September 30, 2011) is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,100,000 at September 30, 2011 is considered adequate based on information known to date.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. Business activity for the group has improved since the financial crisis period of 2009 with world-wide steel usage expected to increase in 2011 over 2010 levels. However, global production remains unbalanced. Pacific Rim countries, the Middle East and India are working near capacity while domestic producers operate well below capacity. The U.S. Dollar and British Pound Sterling remain relatively weak against most major currencies, particularly against the Euro, thereby aiding export of rolling mill rolls for both our U.S. and U.K. operations. However, excess roll inventory levels within the industry continue to exist and strong pricing pressures from customers remain.

For the Air and Liquid Processing group, new construction spending by the institutional markets has yet to exhibit any significant signs of a recovery. The focus for these companies is to continue to search for and develop new product lines and to strengthen their sales distribution networks.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Net Sales. Net sales for the three months ended September 30, 2011 and 2010 were $74,263,000 and $79,537,000, respectively, and $258,303,000 and $244,721,000, respectively, for the nine months then ended. Backlog approximated $298,812,000 at September 30, 2011 versus $397,030,000 as of December 31, 2010 and $398,235,000 as of September 30, 2010. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 78.2% and 71.0% for the three months ended September 30, 2011 and 2010, respectively, and 73.2% and 69.0% of net sales for the nine months ended September 30, 2011 and 2010, respectively. The increase is primarily attributable to higher direct material and fixed costs particularly for the Forged and Cast Rolls segment.

Selling and Administrative. Selling and administrative expenses for each of the periods approximated the comparable prior year periods. Lower commission expense and stock-based compensation costs were offset by higher-employee related costs.

Depreciation. The increase in depreciation expense is attributable to the Forged and Cast Rolls segment and the assets placed in service as a result of the major capital investment program that began in 2008.

Income from Operations. Income from operations for the three months ended September 30, 2011 and 2010 approximated $3,835,000 and $10,697,000, respectively, and $29,479,000 and $37,126,000 for the nine months ended September 30, 2011 and 2010, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the three months ended September 30, 2011 decreased when compared to the three months ended September 30, 2010 due to a lower volume of shipments for the forged roll operation. Sales for the nine months then ended were comparable to that of a year ago. While the segment is being impacted by reduced demand from domestic steel and aluminum producers and excess roll inventories in the industry, the cast roll operation is benefitting from the weak British pound. Operating income for each of the periods was less than that for the three and nine months ended September 30, 2010 as a result of weaker margins attributable to higher direct material and fixed costs as well as a shift in product mix and lower pricing. Backlog approximated $255,364,000 at September 30, 2011 against $350,978,000 as of December 31, 2010 and $357,139,000 as of September 30, 2010. The decline is due to shipments outpacing new orders as customers continue to reduce excess roll inventories which were created years ago. Approximately $172,253,000 of the current backlog is expected to ship after 2011. Additionally, the segment has commitments of approximately $27,000,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing. For the three and nine months ended September 30, 2011, sales and operating income for the segment improved when compared to the same periods of the prior year. A higher volume of coil shipments to the fossil fuel utility market has benefited Aerofin and an improved level of sales to the power generation market and U.S. Navy shipbuilders has helped Buffalo Pumps. Sales for the quarter and year-to-date for Buffalo Air Handling benefited from a large order for a customer in medical research. As of September 30, 2011, backlog approximated $43,448,000 against $46,052,000 as of December 31, 2010 and $41,096,000 as of September 30, 2010. Backlog for Aerofin improved due to additional orders for replacement coils. Backlog for Buffalo Pumps remains relatively consistent between the periods. Backlog for Buffalo Air Handling was higher at year end due to one large order for a customer in medical research, a portion of which has shipped; accordingly, backlog at month end is comparable to that of a year ago. Approximately $17,606,000 of the current backlog is expected to ship after 2011.

Other Income (Expense). Investment-related income for 2010 includes a dividend from the Corporation’s Chinese cast-roll joint venture of approximately $1,084,000, which was not received in 2011. The fluctuation in other expense is primarily attributable to fluctuations in foreign exchange gains and losses and higher charges related to operations discontinued years ago.

Income Taxes. The effective income tax rates are lower for each of the current year periods when compared to the prior year periods as a result of the reversal of unrecognized tax benefits and a reduction in the statutory income tax rate for the U.K. operations from 28% in the prior year to 26% in the current year.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended September 30, 2011 and 2010 equaled $2,756,000 or $0.27 per common share and $7,524,000 or $0.73 per common share, respectively, and $19,555,000 or $1.90 per common share and $25,109,000 or $2.45 per common share, respectively, for the nine months ended September 30, 2011 and 2010.

Liquidity and Capital Resources

Net cash flows provided by operating activities were comparable for each of the periods.

Net cash flows used in investing activities decreased for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 due to substantial completion of the capital investment program for the Forged and Cast Rolls segment in 2010. In the prior year, UES-UK was awarded a governmental grant of up to $1,325,000 (£850,000) toward the purchase and installation of certain machinery and equipment of which $484,000 (£300,000) was received in 2011 and $226,000 (£145,000) in 2010. As of September 30, 2011, future capital expenditures approximating $12,300,000, to be spent over the next 12-18 months, have been approved. In 2010, a portion of the monies held as collateral for outstanding foreign currency exchange contracts for the UES-UK operation was returned. As of September 30, 2011, approximately $780,000 remained in escrow.

Net cash flows used in financing activities were comparable for each of the periods and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents increased $10,883,000 in 2011 and ended the period at $80,904,000 in comparison to $70,021,000 at December 31, 2010.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2011 was approximately $9,200,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE:	November 9, 2011	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE:	November 9, 2011	BY:	/s/ Marliss D. Johnson
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