Form 10-K
period 2011-12-31
AMPCO PITTSBURGH CORP
filed 2012-03-15
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes         No    ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes   ✓    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer         Accelerated Filer    ✓    Non-accelerated Filer         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No    ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2011 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $199 million.

As of March 12, 2012, 10,331,436 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2012 Annual Meeting of Shareholders.

5	ampco pittsburgh | 2011 annual report

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2011 are set forth in Note 19 (Business Segments) on page 51 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary became a 49% partner in a joint venture in China to manufacture large forged backup rolls principally in weight and size larger than those which can be made in the subsidiary’s facilities in the United States. Limited production continued in 2011.

Union Electric Steel UK Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets. Union Electric Steel UK is a 25% partner in a Chinese joint venture which produces cast rolls.

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

The Forged and Cast Rolls segment has two international customers which constituted approximately 22% of its sales in 2011. The loss of both of these customers could have a material adverse effect on the segment.

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

ampco pittsburgh | 2011 annual report	6

raw materials significantly in advance of the time it requires such materials but does make forward commitments for the supply of natural gas.

Patents

While the Corporation holds some patents, trademarks and licenses, in the opinion of management they are not material to either segment of the Corporation’s business, other than in protecting the goodwill associated with the names under which products are sold.

Backlog

The backlog of orders at December 31, 2011 was approximately $260 million compared to a backlog of $397 million at year-end 2010. In addition, certain companies in the Forged and Cast Rolls group have long-term supply agreements under which certain customers are committed to purchasing approximately $19 million (through 2014) of product for which specific orders have not yet been received. To better match the changing production levels of their customers, backlog remains subject to rescheduling including, in some situations, bringing forward orders previously deferred. Accordingly, it is difficult to predict accurately the proportion of backlog to ship in 2012 and thereafter; however, based on current estimates, approximately $73 million is expected to be released after 2012.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, the Corporation’s businesses in both segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.70 million in 2011, $1.71 million in 2010 and $1.35 million in 2009.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2011 and such expenditures are not expected to be material in 2012.

Employees

On December 31, 2011, the Corporation had 1,240 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 51 of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

The Corporation files annual, quarterly and current reports, amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read the Corporation’s filings without charge through the SEC’s website at www.sec.gov. You may also read and copy any document the Corporation files at the SEC’s Public Reference Room located at 100 F. Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

The Corporation’s Internet address is www.ampcopittsburgh.com. The Corporation makes available, free of charge on its Internet website, access to these reports as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The information on the Corporation’s website is not part of this Annual Report on Form 10-K.

7	ampco pittsburgh | 2011 annual report

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation are as follows:

Robert A. Paul (age 74). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He has been a Director since 1970 and his current term expires in 2012. He is also President and a director of The Louis Berkman Investment Company. Mr. Paul has been a shareholder, officer and director of the Corporation for more than 40 years.

Rose Hoover (age 56). Ms. Hoover has been employed by the Corporation for more than thirty years. She has served as Executive Vice President and Chief Administrative Officer of the Corporation since May 2011; Senior Vice President of the Corporation since April 2009 and prior to that served as Vice President Administration of the Corporation since December 2006. She has also served as Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 47). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for twelve years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Robert F. Schultz (age 64). Mr. Schultz has been with the Corporation for more than thirty years, twenty-one of which he has served as Vice President Industrial Relations and Senior Counsel. Prior to joining the Corporation, Mr. Schultz practiced law in a private practice law firm.

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

Cyclical Demand for Products/Economic Downturns

A significant portion of our sales consists of rolling mill rolls to customers in the global steel industry which can be periodically impacted by economic or cyclical downturns. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for, and sales of, our forged and cast steel rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other roll producers, which compete with us, lower selling prices in the market place in order to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on financial results.

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

ampco pittsburgh | 2011 annual report	8

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

Dependence on Certain Equipment

Our principal business relies on certain unique equipment such as an electric arc furnace and a spin cast work roll machine. Although a comprehensive critical spare inventory of key components for this equipment is maintained, if any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings. Loss of certain subcontractors may have a similar impact.

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2011, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. Similarly, although the Corporation believes that the assumptions employed in valuing its insurance coverage were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

9	ampco pittsburgh | 2011 annual report

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
FORGED AND CAST ROLLS SEGMENT
Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	296,800 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Bosstraat 54 3560 Lummen Belgium	Sales and engineering	4,500*	Cement block

Union Electric Steel UK Limited Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick
AIR AND LIQUID PROCESSING SEGMENT
Air & Liquid Systems Corporation
Aerofin Division 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Division
Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pump Division
874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 9 acres	Metal, brick and cement block

*	Facility is leased.

The Corporation’s office space and the Air & Liquid Systems headquarter’s office space is leased, as are several small sales offices. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated within 80% to 85% of their normal capacity during 2011. The facilities of the Air and Liquid Processing segment were operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2011 annual report	10

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the three years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
Open claims at end of period	8,145	(1)	8,081	(1)	8,168	(1)

Gross settlement and defense costs (in 000’s)	$22,767		$18,085		$28,744

Claims resolved	1,501		1,377		3,336

(1)	Included as “open claims” are approximately 1,668 claims in 2011, 1,791 claims in 2010 and 1,938 claims in 2009 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 315 as of December 31, 2011, are not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

11	ampco pittsburgh | 2011 annual report

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for its fiscal year ended December 31, 2011, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through December 31, 2011.

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

ampco pittsburgh | 2011 annual report	12

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218 million, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at December 31, 2011 was $198 million. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $142 million ($126 million as of December 31, 2011). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

ENVIRONMENTAL

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Settlements were paid by our insurance carriers at two third-party landfill sites where the Corporation was named a Potentially Responsible Party.

13	ampco pittsburgh | 2011 annual report

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2011 Per Share			2010 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$ 28.55	$ 23.50	$ 0.18	$ 32.72	$ 22.01	$ 0.18
Second	27.81	21.96	0.18	27.10	20.45	0.18
Third	27.73	17.77	0.18	25.50	19.89	0.18
Fourth	23.78	16.45	0.18	29.80	23.61	0.18
Year	28.55	16.45	0.72	32.72	19.89	0.72

The number of shareholders at December 31, 2011 and 2010 equaled 487 and 507, respectively.

ampco pittsburgh | 2011 annual report	14

STOCK PERFORMANCE GRAPH

Comparison of Five-Year Cumulative Total Return

Standard & Poors 500, NYSE Composite and Morningstar’s Steel Industry

(Performance results through December 31, 2011)

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2007 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 Index, NYSE Composite Index and Morningstar’s Steel Industry group.

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

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

15	ampco pittsburgh | 2011 annual report

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2011	2010	2009	2008	2007
Net sales	$ 344,816	$ 326,886	$ 299,177	$ 394,513	$ 346,834

Net income(1)	21,309	15,456	27,677	12,575	39,231

Total assets(2)	531,632	526,963	471,825	488,981	404,392

Shareholders’ equity	192,872	196,777	179,202	144,987	187,730

Net income per common share:

Basic(1)	2.07	1.51	2.71	1.24	3.90

Diluted	2.05	1.50	2.71	1.24	3.88

Per common share:

Cash dividends declared	0.72	0.72	0.72	0.72	0.60

Shareholders’ equity	18.68	19.10	17.49	14.25	18.45

Market price at year end	19.34	28.05	31.53	21.70	38.13

Weighted average common shares outstanding	10,319	10,254	10,200	10,177	10,046

Number of shareholders	487	507	545	566	593

Number of employees	1,240	1,264	1,231	1,306	1,323

(1)	Net income includes:

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

2007 – A tax benefit of $714 or $0.07 per common share for the release of tax-related valuation allowances associated with capital loss carryforwards.

(2)	Total assets include asbestos-related insurance receivables of $126,419 for 2011, $142,089 for 2010, $115,430 for 2009, $136,176 for 2008 and $94,548 for 2007 (see Note 17 to Consolidated Financial Statements).

ampco pittsburgh | 2011 annual report	16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

For the Forged and Cast Rolls segment, 2011 was adversely affected by low production volumes, weak demand and competitive pricing resulting in lower profits when compared to the prior year. Additionally, order backlog and profit in the backlog dropped as the year progressed. The segment operated between 80%—85% of normal capacity, versus 80%—90% in 2010, due to lower-than-normal worldwide demand caused by the reduction in production levels for our customers. For example, steel production activity hovered at 75% of capacity in North America and 70% of capacity in Europe (which, as a result of continued financial difficulties throughout the Euro zone, slipped by year end). Also, although working at a higher utilization rate than domestic and European producers, demand by customers in Asia, particularly in China, was soft due to excessive roll inventories on hand. This lower global demand along with additional roll supply coming on-stream in China and India created pricing competition resulting in discounting in order to obtain business and protect market share. For 2012, demand is expected to improve in North America and in Asia as excessive roll inventories are depleted but will likely remain weak in Europe. Competitive pricing pressures are likely to be ongoing. Furthermore, a continued weakening of the Euro, as compared to the U.S dollar and British pound, could result in a lower volume of exports and at reduced margins.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of Union Electric Steel holds a 49% interest, continued with limited production of rolls during the year. The joint venture company principally manufactures and sells forged-hardened steel backup rolls of a size and weight currently not able to be produced by UES. Utilizing UES technology, rolls placed in service with customers in China and other parts of the world have achieved quality and performance results comparable with rolls manufactured by the segment. Even though a Chinese company, UES-MG faces the same market conditions and financial issues being experienced by the Forged and Cast Rolls segment.

Despite current business conditions, we remain confident about the future. As the western-world steel industry slowly recovers and excess roll inventories in developing economies are depleted, roll industry production levels, including the segment’s, will increase. Improved demand will also help alleviate pricing pressures. We believe the recently completed capital investment program and ongoing research and development efforts have successfully positioned the segment to endure current global business conditions and to take full advantage of improving conditions whenever they occur.

For the Air and Liquid Processing segment, 2011 benefited from a stronger beginning order backlog when compared to 2010 and a steady level of new orders throughout the year from most markets served. New construction spending by the institutional markets has yet to exhibit any signs of a recovery. Opening order backlog for 2012 approximates that of 2011. The focus for these companies is to continue to search for new product lines and to strengthen sales distribution networks.

17	ampco pittsburgh | 2011 annual report

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2011		2010		2009
Net Sales:
Forged and Cast Rolls	$248,380	72%	$240,345	74%	$191,316	64%
Air and Liquid Processing	96,436	28%	86,541	26%	107,861	36%
Consolidated	$344,816	100%	$326,886	100%	$299,177	100%
Income (Loss) from Operations:
Forged and Cast Rolls	$38,761		$48,674		$45,282
Air and Liquid Processing(1)	8,155		(12,605)		11,389
Corporate costs	(10,442)		(11,342)		(9,940)
Consolidated	$36,474		$24,727		$46,731
Backlog:
Forged and Cast Rolls	$214,449	82%	$350,978	88%	$468,500	93%
Air and Liquid Processing	45,552	18%	46,052	12%	32,811	7%
Consolidated	$260,001	100%	$397,030	100%	$501,311	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment includes a provision for asbestos-related costs of $19,980 for 2010 (see Note 17 to Consolidated Financial Statements).

When compared to 2010, consolidated net sales improved in the current year due to higher volumes for the cast roll operation and for each division of the Air and Liquid Processing segment. The increase in consolidated net sales when compared to 2009 is attributable to the Forged and Cast Rolls segment. Consolidated income from operations for the current year improved from a year ago which included a pre-tax charge of $19,980 for asbestos-related costs. Otherwise, consolidated income from operations for 2011 would have been less than 2010 and 2009. A more detailed review by segment is included below. The variance in corporate costs between the years is primarily attributable to stock-based compensation costs.

Gross margin, excluding depreciation, as a percentage of net sales was 25.7%, 29.8%, and 32.2% for 2011, 2010 and 2009, respectively. The ongoing decrease is attributable to increasing raw material and utility costs and higher employee-related expenses.

Selling and administrative expenses totaled $41,887 (12.1% of net sales), $44,168 (13.5% of net sales) and $39,722 (13.3% of net sales) for 2011, 2010 and 2009, respectively. The decrease in 2011 from 2010 is primarily due to lower stock-based compensation costs and a decrease in commission expense attributable to the reduction in sales for the forged roll operation. The increase in 2010 from 2009 is primarily attributable to escalating pension-related expenses, stock-based compensation associated with a 2010 grant of stock options, and higher commissions and freight costs attributable to higher sales.

The increase in depreciation expense over the years is attributable to the completion of the capital investment program for the Forged and Cast Rolls group in mid-2010. Accordingly, depreciation expense for 2010 includes a partial year of depreciation on such assets and a full year of depreciation in 2011.

The goodwill impairment charge in 2009 represents the write-off of goodwill associated with one of the divisions of the Air and Liquid Processing segment. We do not have any other material intangible assets.

The charge for asbestos litigation in 2010 represents an extension of the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, to the end of 2020. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured decades ago by certain of our former subsidiary companies (now operated as divisions within the Air and Liquid Processing group). See Note 17 to the Consolidated Financial Statements.

Investment-related income for 2010 and 2009 includes a dividend from our Chinese cast roll joint venture of $1,084 and $812, respectively. No dividend was declared or received in 2011.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses and charges related to operations discontinued years ago. Gains (losses) on foreign exchange transactions approximated $(371), $655 and

ampco pittsburgh | 2011 annual report	18

$(1,960) for 2011, 2010 and 2009, respectively, and charges related to operations discontinued years ago equaled $(1,219), $(1,631) and $(614), respectively.

Our statutory income tax rate equals 35% which compares to an effective income tax rate of 37.2%, 35.3% and 38.0% for 2011, 2010 and 2009, respectively. For 2011, the effective income tax rate was unfavorably impacted by the revaluation of net deferred income tax assets associated with a reduction in the statutory income tax rate for the U.K. operation and adjustments to deferred income tax assets, partially offset by benefits associated with changes in uncertain tax positions. For 2010, the effective income tax rate was favorably impacted by beneficial permanent differences for our domestic operations and reversal of a valuation allowance previously provided against deferred income tax assets associated with foreign tax credit carryforwards. Tax consequences related to certain foreign-sourced income and changes in state income tax rates offset the expected improvement. For 2009, the income tax provision includes an additional charge to recognize a reduction in the effective state income tax rate for which certain net deferred income tax assets will be realized.

Equity losses in Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG (see Note 2 to Consolidated Financial Statements). Since production by the joint venture is in its early stages, operating results have been insignificant.

As a result of the above, we earned $21,309 or $2.07 per common share for 2011, $15,456 or $1.51 per common share for 2010 and $27,677 or $2.71 per common share for 2009. Net income for 2010 includes an after-tax charge of $12,931 or $1.26 per common share for estimated costs of asbestos-related litigation through 2020 net of estimated insurance recoveries. Net income for 2009 includes an after-tax charge of $2,831 or $0.28 per common share for the write-off of goodwill deemed to be impaired at one of the divisions of the Air and Liquid Processing segment and a reduction in the effective state income tax rate for which certain net deferred income tax assets will be realized.

Forged and Cast Rolls

	2011	2010	2009
Net sales	$248,380	$240,345	$191,316
Operating income	$38,761	$48,674	$45,282
Backlog	$214,449	$350,978	$468,500

While the segment was adversely affected by low production levels, weak demand and competitive pricing, net sales for the current year improved from a year ago due to an increase in the volume of shipments for our cast roll operation which benefited from increased market share. For 2010, net sales increased from 2009 due to a higher volume of shipments, particularly to our international customers. For both years, the expected contribution to operating income from the additional sales was offset by an ongoing escalation in costs for direct and indirect materials, fuels and employee-related costs. Additionally, with the completion of its capital investment program in mid-2010, operating results included a partial year of depreciation on such assets in 2010 and a full year of depreciation in 2011.

The decrease in backlog over the years is a reflective of weak demand resulting in shipments outpacing new orders and declining profitability in backlog. Additionally, the norm for the level of backlog was historically 6 to 12 months. However, beginning in 2005 with the surge in global steel production and to ensure continuity of supply, customers placed orders for rolling mill rolls out several years. In connection with the worldwide recession which began in the fourth quarter of 2008 and with sufficient orders placed, customers returned to more typical buying patterns. As of December 31, 2011, approximately $72,180 of the backlog is expected to be released after 2012. In addition, we have commitments of roughly $19,000 from customers under long-term supply arrangements which will be included in backlog upon receipt of specific purchase orders closer to the requirement dates for delivery.

Air and Liquid Processing

	2011	2010	2009
Net sales	$96,436	$86,541	$107,861
Operating income (loss)	$8,155	$(12,605)	$11,389
Backlog	$45,552	$46,052	$32,811

Income (loss) from operations for 2010 includes a charge for asbestos litigation of $19,980 relating to claims resulting from alleged personal injury from exposure to asbestos-containing equipment manufactured decades ago (see Note 17 to Consolidated Financial Statements). In addition, uninsured legal and case management and valuation costs associated with asbestos litigation approximated $918, $173 and $845 in 2011, 2010 and 2009, respectively. In 2009, due to uncertainties in the industry, including when business activity would return to historical levels, and excess capacity in the market place, we

19	ampco pittsburgh | 2011 annual report

determined that the goodwill associated with one of the divisions of this segment was impaired and recorded a pre-tax charge of $2,694.

Sales for each of the divisions in the segment began to improve in the current year but remain below 2009 amounts. For Aerofin, sales and operating income improved in the current year when compared to the prior year as a result of an increase in the level of coil shipments to the general industrial and fossil fuel utility markets. While sales remain comparable to that of 2009, operating income for the current year is less due to a shift in product mix with 2009 including a higher portion of the higher-margin sales to the fossil fuel utility market. With respect to Buffalo Pumps, sales and operating income for 2011 improved against 2010 due to a higher volume of shipments to the power generation market and U.S. Navy shipbuilders. Although sales for the current year remain below 2009 levels, operating income improved slightly due to better margins on shipments for the U.S. Navy. In 2010, Buffalo Air Handling received a large order for a customer in medical research. A portion of the order shipped in the current year benefiting operating results when compared to 2010 and 2009.

Backlog for Aerofin improved at December 31, 2011 from the previous two year ends due to additional orders for replacement coils for customers in the fossil fuel utility market. Backlog for Buffalo Pumps is comparable to a year ago and higher than at December 31, 2009 due to additional orders for the U.S. Navy. Backlog for Buffalo Air Handling includes the balance of the large order for a customer in medical research which will ship 2012. The majority of the year-end backlog is currently scheduled to ship in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2011 equaled $22,287 compared to $42,951 and $39,671 for 2010 and 2009, respectively. While the charge for asbestos litigation recorded in 2010 reduced earnings, it did not impact cash flows by that amount. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and will generate tax benefits. Net asbestos-related payments equaled $5,061, $5,129 and $9,175 in 2011, 2010 and 2009, respectively, and are expected to approximate $7,000 in 2012. Also, the goodwill impairment charge recorded in 2009 did not impact net cash flows provided by operating activities. Contributions to our pension and other postretirement plans approximated $9,400 in 2011 (of which $7,000 were voluntary contributions), $7,100 in 2010 (of which $5,000 were voluntary contributions), and $12,100 in 2009 (of which $10,000 were voluntary contributions). While required minimum contributions to our pension and other postretirement plans are expected to approximate $5,100 in 2012, further voluntarily contributions may be made. Additionally, the estimated minimum contribution to the U.S. pension plan in 2012 would have been higher if voluntary contributions had not been made to the plan. Accounts receivable increased as of December 31, 2011 when compared to 2010 and 2009 as a result of higher sales in the fourth quarter.

Net cash flows used in investing activities were $15,372, $33,163 and $50,200 in 2011, 2010 and 2009, respectively, the majority of which represents expenditures relating to capital investment program for the Forged and Cast Rolls group which was completed in mid-2010. In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $710 (£445) has been received. As of December 31, 2011, anticipated future capital expenditures are expected to approximate $8,326, the majority of which will be spent in 2012. During 2009, Union Electric Steel made its final contribution to the Chinese joint venture. Additionally, in 2009, monies were deposited in escrow and are being held as collateral for the outstanding foreign currency sales contracts of UES-UK. A portion of these monies was returned in 2010 and 2009 in connection with diminishing exposure and no further deposits have been required to date.

Net cash outflows from financing activities represent primarily the payment of dividends of $0.72 per common share during each of the years. Additionally, stock options were exercised each year resulting in proceeds from the issuance of common stock and excess tax benefits.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $133 in 2011 and ended the year at $69,888 (of which approximately $4,200 is held by foreign operations) in comparison to $70,021 and $66,441 at December 31, 2010 and 2009, respectively. Funds on hand and funds generated from future operations are expected to be sufficient to finance our operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses. The total available at December 31, 2011 was approximately $9,200 (including £3,000 in the U.K. and €400 in Belgium).

ampco pittsburgh | 2011 annual report	20

We had the following contractual obligations outstanding as of December 31, 2011:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bond Debt(1)	$13,311	$0	$0	$0	$13,311	$0
Operating Lease Obligations	2,909	872	1,485	494	58	0
Capital Expenditures	8,326	7,626	700	0	0	0
Pension and Other Postretirement
Benefit Obligations(2)	52,002	5,119	20,528	15,611	10,744	0
Purchase Obligations(3)	14,480	6,580	5,416	2,484	0	0
Unrecognized Tax Benefits(4)	311	0	0	0	0	311
Total	$91,339	$20,197	$28,129	$18,589	$24,113	$311

(1)	Amount represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to the Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates. See Note 7 to the Consolidated Financial Statements. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. With respect to the U.K. defined benefit plan, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period.

(3)	Represents primarily commitments by one of our Forged and Cast Rolls subsidiaries for the purchase of natural gas through 2015 covering approximately 54% of anticipated needs to meet orders in backlog. See Note 11 to the Consolidated Financial Statements.

(4)	Represents uncertain tax positions. Amount included as “Other” represents portion for which the period of cash settlement cannot be reasonably estimated. See Note 13 to the Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned. Settlements were paid by our insurance carriers at two-third party landfill sites where we were named a Potentially Responsible Party. In addition, as a result of a sale of a segment in 2003, we retained the liability to remediate certain environmental contamination and have agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the cost for which was accrued at the time of sale. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $1,289 accrued at December 31, 2011 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

The nature and scope of our business brings us into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, we and certain of our subsidiaries from time to time are named in various legal actions. Generally, we do not anticipate that our financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, we, our subsidiaries and our divisions are involved in multiple claims for alleged personal injury from exposure to asbestos-containing components used in certain products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements include the operating lease and purchase obligations disclosed in the contractual obligations table and the letters of credit unrelated to the Industrial Revenue Bonds as discussed in Note 8 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2012 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Additionally, long-term labor agreements exist at each of the key locations and commitments have been executed for natural gas usage to cover a portion of orders in the backlog.

21	ampco pittsburgh | 2011 annual report

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

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 6.39% for our foreign plan to be reasonable. Actual returns on plan assets for 2011 and 2010, respectively, approximated (1.90%) and 15.93% for our domestic plan and 2.80% and 10.27% for our foreign plan. Because of deteriorating conditions in the financial markets during the year, we do not believe current returns to be indicative of future investment returns.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 5% and 4.90% as of December 31, 2011 for our domestic and foreign plans, respectively, to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,600. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $7,300. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2011.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging Asbestos Liability and alleging personal injury from exposure to asbestos-containing components historically used in some products of an inactive subsidiary in dissolution. Other than an accrual for certain deductible features of relevant insurance policies, prior to 2006, we had not accrued for settlement or defense costs for pending Asbestos Liability claims or Asbestos Liability claims that may be asserted in the future since we did not have sufficient information to make a reasonable estimate. To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hired a nationally-recognized asbestos-liability expert and insurance consultants. The asbestos-liability expert was not requested to estimate asbestos claims against the inactive subsidiary in dissolution, which we believe are immaterial. Based on their analyses, in 2006 and 2008, we established reserves for the probable and reasonably estimable costs of Asbestos Liabilities, including defense costs, through 2013 and 2018, respectively, and also established receivables for the insurance recoveries that were deemed probable. These amounts relied on assumptions which were based on currently known facts and strategy.

ampco pittsburgh | 2011 annual report	22

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

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2011, we have deferred income tax assets approximating $66,934 and a valuation allowance of $3,042.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2011, based on information known to date, we believe the amount of unrecognized tax benefits of $311 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

See Note 13 to the Consolidated Financial Statements.

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

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 became effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011 and did not have a significant impact on our

23	ampco pittsburgh | 2011 annual report

operating results, financial position or liquidity.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 provides for more detailed information about an employer’s financial obligations to a multiemployer benefits plan including whether contributions to the plan represent more than five percent of total contributions made to the plan by all contributing employers and the funded status of the plan. The additional disclosures are provided in Note 7 to the Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is to be applied prospectively and is effective for us beginning in 2012. The guidance primarily changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not change the application of existing accounting principles and, accordingly, will not impact our operating results, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which eliminates the option to present other comprehensive income and its components as part of the Statement of Shareholders’ Equity. All non-owner changes in shareholders’ equity will be presented either in a single continuous statement along with net income or in a separate statement immediately following. ASU 2011-05 is to be applied retrospectively and is effective for us beginning in 2012. The guidance does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2011-05 will not impact our operating results, financial position or liquidity.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires expanded disclosures, including gross and net information, about financial and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and will not impact our operating results, financial position or liquidity.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Annual Report on Form 10-K as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect our current views with respect to future events and financial performance.

Forward-looking statements are identified by the use of the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “forecasts” and other expressions that indicate future events and trends. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to, those described under Item 1A. Risk Factors of this Annual Report on Form 10-K. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, events or otherwise.

ampco pittsburgh | 2011 annual report	24

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We view our primary market risk exposures as relating to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, our policy is to hedge a portion of our foreign currency denominated sales and receivables, primarily U.S. sales denominated in Euros and U.K. sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, it is expected that some exports of our foreign operation may increase and gross margins might improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, it is expected that exports for our domestic operations may increase and gross margins might improve. A weakening of the Euro, as compared to the U.S. dollar and British pound, could result in a lower volume of exports and at reduced margins.

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas not purchased in advance, steel scrap and ferroalloys) would have an impact of approximately $9,500 and $8,500 in 2011 and 2010, respectively, with the increase between the two years partially being attributable to higher raw material costs. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect us against the volatility in the cost of certain raw materials.

See also Note 11 to the Consolidated Financial Statements.

25	ampco pittsburgh | 2011 annual report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except par value)	2011	2010
Assets

Current assets:

Cash and cash equivalents	$69,888	$70,021

Receivables, less allowance for doubtful accounts of $141 in 2011 and $176 in 2010	59,211	46,734

Inventories	68,544	68,822

Insurance receivable – asbestos	18,000	18,000

Other current assets	12,888	13,656

Total current assets	228,531	217,233

Property, plant and equipment, net	150,240	145,591

Insurance receivable – asbestos	108,419	124,089

Deferred income tax assets	23,638	20,148

Investments in joint ventures	14,872	14,160

Other noncurrent assets	5,932	5,742

	$531,632	$526,963
Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$19,528	$20,137

Accrued payrolls and employee benefits	10,983	11,690

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	25,000	25,000

Other current liabilities	20,337	19,582

Total current liabilities	89,159	89,720

Employee benefit obligations	75,257	44,114

Asbestos liability	172,872	193,603

Other noncurrent liabilities	1,472	2,749

Total liabilities	338,760	330,186
Commitments and contingent liabilities (Note 8)

Shareholders’ Equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,326 shares in 2011 and 10,305 shares in 2010	10,326	10,305

Additional paid-in capital	123,088	121,074

Retained earnings	138,748	124,872

Accumulated other comprehensive loss	(79,290)	(59,474)
Total shareholders’ equity	192,872	196,777

	$531,632	$526,963

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2011 annual report	26

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2011	2010	2009
Net sales	$344,816	$326,886	$299,177

Operating costs and expenses:

Costs of products sold (excluding depreciation)	256,030	229,528	202,769

Selling and administrative	41,887	44,168	39,722

Depreciation	10,153	8,565	7,150

Goodwill impairment charge	0	0	2,694

Charge for asbestos litigation	0	19,980	0

Loss (gain) on disposition of assets	272	(82)	111
	308,342	302,159	252,446

Income from operations	36,474	24,727	46,731
Other income (expense):

Investment-related income	146	1,183	1,039

Interest expense	(315)	(324)	(312)

Other – net	(1,578)	(964)	(2,569)
	(1,747)	(105)	(1,842)

Income before income taxes and equity losses in Chinese joint venture	34,727	24,622	44,889

Income tax provision	(12,916)	(8,687)	(17,050)

Equity losses in Chinese joint venture	(502)	(479)	(162)
Net income	$21,309	$15,456	$27,677

Net income per common share:

Basic	$2.07	$1.51	$2.71

Diluted	2.05	1.50	2.71

Weighted average number of common shares outstanding:

Basic	10,319	10,254	10,200

Diluted	10,393	10,291	10,204

See Notes to Consolidated Financial Statements.

27	ampco pittsburgh | 2011 annual report

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(in thousands, except per share amounts)	Stated Capital	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss(a)	Total
Balance January 1, 2009	$10,177	$113,471	$96,481	$ (75,142)	$144,987
Stock-based compensation		1,806			1,806
Comprehensive income:
Net income			27,677		27,677
Other comprehensive income(a)				10,898	10,898

Comprehensive income					38,575
Issuance of common stock including excess tax benefits of $276	69	1,119			1,188
Cash dividends ($0.72 per share)			(7,354)		(7,354)
Balance December 31, 2009	10,246	116,396	116,804	(64,244)	179,202
Stock-based compensation		3,267			3,267
Comprehensive income:
Net income			15,456		15,456
Other comprehensive income(a)				4,770	4,770

Comprehensive income					20,226
Issuance of common stock including excess tax benefits of $681	59	1,411			1,470
Cash dividends ($0.72 per share)			(7,388)		(7,388)
Balance December 31, 2010	10,305	121,074	124,872	(59,474)	196,777
Stock-based compensation		1,636			1,636
Comprehensive income:
Net income			21,309		21,309
Other comprehensive loss(a)				(19,816)	(19,816)

Comprehensive income					1,493
Issuance of common stock including excess tax benefits of $47	21	378			399
Cash dividends ($0.72 per share)			(7,433)		(7,433)
Balance December 31, 2011	$10,326	$123,088	$138,748	$ (79,290)	$192,872

(a)	The following table summarizes the components of other comprehensive income (loss) and accumulated other comprehensive loss, net of income tax where appropriate:

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Unrealized Holding Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(10,485)	$(64,271)	$(193)	$(193)	$(75,142)
Reclassification adjustments	0	2,056	351	73	2,480
Changes	6,716	758	537	407	8,418
Balance at December 31, 2009	(3,769)	(61,457)	695	287	(64,244)
Reclassification adjustments	0	3,085	(840)	23	2,268
Changes	(1,620)	2,511	1,344	267	2,502
Balance at December 31, 2010	(5,389)	(55,861)	1,199	577	(59,474)
Reclassification adjustments	0	3,664	(383)	13	3,294
Changes	653	(23,028)	(707)	(28)	(23,110)
Balance at December 31, 2011	$(4,736)	$(75,225)	$109	$562	$(79,290)

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2011 annual report	28

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$21,309	$15,456	$27,677
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,153	8,565	7,150
Charge for asbestos litigation	0	19,980	0
Deferred income taxes	5,975	2,345	7,176
Pension and other postretirement benefits – expense in excess of contributions (contributions in excess of expense)	607	1,563	(5,889)
Stock-based compensation	1,954	3,267	1,806
Change in provisions for bad debts and inventories	(24)	186	551
Provision for environmental liabilities	303	871	475
Provision for warranties net of settlements	396	260	(41)
Excess tax benefits from the exercise of stock options	(47)	(681)	(276)
Goodwill impairment charge	0	0	2,694
Equity losses in Chinese joint venture	502	479	162
Loss on sale of marketable securities	0	35	112
Other – net	438	649	1,722
Changes in assets/liabilities:
Receivables	(12,852)	(7,476)	15,273
Inventories	301	385	(5,344)
Other assets, including insurance receivable—asbestos	16,544	11,213	1,619
Accounts payable	(732)	4,204	(1,001)
Accrued payrolls and employee benefits	(582)	909	(4,716)
Other liabilities, including asbestos liability	(21,958)	(19,259)	(9,479)
Net cash flows provided by operating activities	22,287	42,951	39,671
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,780)	(35,001)	(39,245)
Investment in Chinese joint venture	0	0	(8,820)
Collateral for outstanding foreign currency exchange contracts (Note 11)	0	0	(4,326)
Return of collateral for outstanding foreign currency exchange contracts (Note 11)	0	1,543	2,163
Purchases of long-term marketable securities	(857)	(497)	(910)
Proceeds from the sale of long-term marketable securities	776	454	819
Proceeds from U.K. government grant	484	226	0
Other	5	112	119
Net cash flows used in investing activities	(15,372)	(33,163)	(50,200)
Cash flows from financing activities:
Dividends paid	(7,429)	(7,378)	(7,341)
Proceeds from the issuance of common stock	167	790	912
Excess tax benefits from the exercise of stock options	47	681	276
Net cash flows used in financing activities	(7,215)	(5,907)	(6,153)
Effect of exchange rate changes on cash and cash equivalents	167	(301)	1,516
Net (decrease) increase in cash and cash equivalents	(133)	3,580	(15,166)
Cash and cash equivalents at beginning of year	70,021	66,441	81,607
Cash and cash equivalents at end of year	$69,888	$70,021	$66,441
Supplemental disclosures of cash flow information:
Income tax payments	$5,711	$8,362	$11,433
Interest payments	316	324	326
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$2,418	$2,201	$1,145

See Notes to Consolidated Financial Statements.

29	ampco pittsburgh | 2011 annual report

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the “Corporation”) operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel is one of the world’s largest manufacturers of forged-hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation, a wholly-owned subsidiary of the Corporation. Aerofin produces highly-engineered heat-exchange coils for a variety of users including electric utility, HVAC, power generation, industrial process and other manufacturing industries. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power-generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

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

Inventories

Inventories are valued at the lower of cost or market. Cost includes the cost of raw materials, direct labor and overhead for those items manufactured but not yet sold or for which title has not yet transferred. Fixed production overhead is allocated to inventories based on normal capacity of the production facilities. In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost. The amount of fixed overhead allocated to inventories is not increased as a consequence of abnormally low production or idle plant. Costs for abnormal amounts of spoilage, handling costs and freight costs are charged to expense when incurred. Cost of domestic raw materials, work-in-process and finished goods inventories is primarily determined by the last-in, first-out (LIFO) method. Cost of domestic supplies and foreign inventories is determined primarily by the first-in, first-out method.

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

ampco pittsburgh | 2011 annual report	30

government grants are recorded as a reduction in the purchase price of the underlying assets and amortized against depreciation over the lives of the related assets.

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

31	ampco pittsburgh | 2011 annual report

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

Amounts billed to the customer for shipping and handling are recorded within net sales and the related costs are recorded within costs of products sold (excluding depreciation). Amounts billed for taxes assessed by various government authorities (e.g. sales tax, value-added tax, etc.) are excluded from the determination of net income and instead are recorded as a liability until remitted to the government authority.

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

Financial Instruments

Derivative instruments which include forward exchange (for foreign currency sales and purchases) and futures contracts are recorded on the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately.

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

ampco pittsburgh | 2011 annual report	32

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

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities including net operating loss carryforwards. Unremitted earnings of the Corporation’s non-US subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability is recorded. A valuation allowance is provided against a deferred income tax asset when it is “more likely than not” the asset will not be realized. Similarly, if a determination is made that it is “more likely than not” the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Penalties and interest are recognized as a component of the income tax provision.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,393,159 for 2011, 10,290,824 for 2010 and 10,204,292 for 2009.

Recently Implemented Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which addresses the accounting and revenue recognition of sales contracts with multiple products and/or services when such products and/or services are provided to the customer at different points in time or over different time periods. ASU 2009-13 requires the sales consideration to be allocated, at the inception of the arrangement, to each deliverable and/or service using the relative selling price method. ASU 2009-13 became effective prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011 and did not have a significant impact on the Corporation’s operating results, financial position or liquidity.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 provides for more detailed information about an employer’s financial obligations to a multiemployer benefits plan including whether contributions to the plan represent more than five percent of total contributions made to the plan by all contributing employers and the funded status of the plan. The additional disclosures are provided in Note 7.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is to be applied prospectively and is effective for the Corporation beginning in 2012. The guidance primarily changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not change the application of existing accounting principles and, accordingly, will not impact the operating results, financial position or liquidity of the Corporation.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which eliminates the option to present other

33	ampco pittsburgh | 2011 annual report

comprehensive income and its components as part of the Statement of Shareholders’ Equity. All non-owner changes in shareholders’ equity will be presented either in a single continuous statement along with net income or in a separate statement immediately following. ASU 2011-05 is to be applied retrospectively and is effective for the Corporation beginning in 2012. The guidance does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2011-05 will not impact the operating results, financial position or liquidity of the Corporation.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires expanded disclosures, including gross and net information, about financial and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and will not impact the operating results, financial position or liquidity of the Corporation.

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

In 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. UES owns 49% of the joint venture company and Maanshan owns 51%. Both companies contributed cash for its respective interests. The joint venture company principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. Limited production began in 2010. UES has exclusive marketing and sales rights and earned $191 in commissions during 2011 of which $50 is outstanding as of December 31, 2011. No commissions were earned in 2010. UES has not guaranteed any of the obligations of the joint venture; accordingly, its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights are proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

Assets, liabilities and shareholders’ equity of the joint venture as of September 30, 2011 and 2010 are summarized below. Losses of the joint venture approximated $(1,024), $(979) and $(331) for the twelve month period ended September 30, 2011, 2010 and 2009, respectively, of which the Corporation has recognized its share (or 49%) in its consolidated statement of operations. Because the joint venture is in its initial stages of manufacturing, the joint venture is financed primarily with external debt.

	2011	2010
Assets:
Current assets	$12,965	$11,987
Noncurrent assets	41,916	26,651
Total assets	$54,881	$38,638
Liabilities and Shareholders’ Equity:
Current liabilities	$7,609	$934
Noncurrent liabilities	17,077	7,808
Shareholders’ Equity	30,195	29,896
Total Liabilities and Shareholders’ Equity	$54,881	$38,638

The Corporation also has a 25% investment in a Chinese cast roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2011. Dividends declared and received in 2010 and 2009 approximated $1,084 and $812, respectively.

NOTE 3 – INVENTORIES:

	2011	2010
Raw materials	$20,798	$17,900
Work-in-progress	29,314	32,169
Finished goods	7,835	7,619
Supplies	10,597	11,134
	$68,544	$68,822

At December 31, 2011 and 2010 approximately 62% and 60%, respectively, of the inventories was valued using the LIFO method. The LIFO reserve approximated $(29,702) and $(22,031) at December 31, 2011 and 2010, respectively. During each of the years, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $1,127, $645 and $274 for

ampco pittsburgh | 2011 annual report	34

2011, 2010 and 2009, respectively, which increased net income by approximately $733 or $0.07 per common share for 2011, $420 or $0.04 per common share for 2010 and $178 or $0.02 per common share for 2009.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2011	2010
Land and land improvements	$4,974	$4,910
Buildings	41,433	41,341
Machinery and equipment	224,426	211,439
Construction-in-process	12,446	11,938
Other	8,419	7,782
	291,698	277,410
Accumulated depreciation	(141,458)	(131,819)
	$150,240	$145,591

Land and buildings of UES-UK (equal to approximately $1,299 at December 31, 2011) are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 7).

NOTE 5 – OTHER CURRENT LIABILITIES:

	2011	2010
Customer-related liabilities	$10,506	$9,903
Accrued sales commissions	2,245	2,266
Other	7,586	7,413
	$20,337	$19,582

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for each of the years ended December 31.

	2011	2010	2009
Balance at the beginning of the year	$5,113	$4,929	$4,724
Satisfaction of warranty claims	(2,691)	(1,727)	(1,861)
Provision for warranty claims	3,087	1,987	1,820
Other, primarily impact from changes in foreign currency exchange rates	(11)	(76)	246
Balance at the end of the year	$5,498	$5,113	$4,929

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,200 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2011 and 2010.

As of December 31, 2011, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.30% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.30% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.32% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2011.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with the Corporation’s bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the “Facility”). The Facility expires on August 1, 2013 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2011 no amounts were outstanding.

35	ampco pittsburgh | 2011 annual report

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required, voluntary contributions of $7,000, $5,000 and $10,000 were made in 2011, 2010 and 2009, respectively. Minimum contributions in 2012 are expected to approximate $2,400 but may differ from the actual amount required as a result of plan’s asset performance. Additionally, such amount may have been higher if the voluntary contributions to the plan would not have been made. Estimated benefit payments for subsequent years are $8,019 for 2012, $8,449 for 2013, $8,840 for 2014, $9,238 for 2015, $9,629 for 2016 and $55,218 for 2017 – 2021. The fair value of the plan’s assets as of December 31, 2011 and 2010 approximated $133,403 and $135,730, respectively, in comparison to accumulated benefit obligations of $161,126 and $142,591 for the same periods.

Employees of UES-UK participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period with such estimates subject to change based on the future investment performance of the plan’s assets. Employer contributions to the contributory defined benefit pension plan approximated $1,693, $1,420 and $1,431 in 2011, 2010 and 2009, respectively, and are expected to approximate $1,745 in 2012. The fair value of the plan’s assets as of December 31, 2011 and 2010 approximated $36,436 (£23,443) and $34,836 (£22,332), respectively, in comparison to accumulated benefit obligations of $50,698 (£32,620) and $47,009 (£30,136) for the same periods. Estimated benefit payments for subsequent years are $1,460 for 2012, $1,011 for 2013, $1,287 for 2014, $1,552 for 2015, $1,464 for 2016 and $12,018 for 2017 – 2021. Contributions to the defined contribution pension plan approximated $415, $337 and $275 in 2011, 2010 and 2009, respectively, and are expected to approximate $450 in 2012.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2009–2011 and none are expected in 2012. The fair market value of the trust at December 31, 2011 and 2010, which is included in other noncurrent assets, was $3,090 and $3,097, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $1,698 and $1,785 at December 31, 2011 and 2010, respectively. Estimated benefit payments for subsequent years are approximately $55 for 2012, $59 for 2013, $63 for 2014, $64 for 2015, $65 for 2016 and $1,492 for 2017–2021, assuming expected retirement of the participants.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund, in lieu of the Corporation’s defined benefit pension program. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective-bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2008 plan year) provided by I.A.M. National Pension Fund indicates:

•	1,174 employers contribute to the plan and in excess of 100,000 employees participate in the plan
•	Assets of nearly $9 billion and a funded status of approximately 97%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions equaled $246, $232 and $187 in 2011, 2010 and 2009, respectively, and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $285 in 2012.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary. The plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other

ampco pittsburgh | 2011 annual report	36

health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent Corporate contributions, are approximately $918 for 2012, $944 for 2013, $970 for 2014, $987 for 2015, $1,004 for 2016, and $5,670 for 2017 – 2021.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Change in projected benefit obligations:
Projected benefit obligations at January 1	$153,595	$147,190	$47,009	$45,027	$17,058	$14,469
Service cost	3,115	2,868	0	0	643	482
Interest cost	8,867	8,525	2,589	2,482	1,020	924
Plan amendments	153	0	0	0	0	0
Foreign currency exchange rate changes	0	0	(298)	(1,545)	0	0
Actuarial loss	16,121	1,894	2,321	2,157	4,277	1,808
Participant contributions	0	0	0	0	495	474
Benefits paid from plan assets	(6,992)	(6,837)	(923)	(1,112)	0	0
Benefits paid by the Corporation	(45)	(45)	0	0	(1,145)	(1,099)
Projected benefit obligations at December 31	$174,814	$153,595	$50,698	$47,009	$22,348	$17,058
Change in plan assets:
Fair value of plan assets at January 1	$135,730	$119,466	$34,836	$32,427	$0	$0
Actual return on plan assets	(2,335)	18,101	1,014	3,206	0	0
Foreign currency exchange rate changes	0	0	(184)	(1,105)	0	0
Corporate contributions	7,045	5,045	1,693	1,420	650	625
Participant contributions	0	0	0	0	495	474
Gross benefits paid	(7,037)	(6,882)	(923)	(1,112)	(1,145)	(1,099)
Fair value of plan assets at December 31	$133,403	$135,730	$36,436	$34,836	$0	$0
Funded status of the plans:
Fair value of plan assets	$133,403	$135,730	$36,436	$34,836	$0	$0
Less benefit obligations	174,814	153,595	50,698	47,009	22,348	17,058
Funded status at December 31	$(41,411)	$(17,865)	$(14,262)	$(12,173)	$(22,348)	$(17,058)

(a)	Includes the non-qualified defined benefit pension plan.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(53)	$(160)	$(1,905)	$(1,953)	$(881)	$(984)
Employee benefit obligations (noncurrent)	(41,358)	(17,705)	(12,357)	(10,220)	(21,467)	(16,074)
	$(41,411)	$(17,865)	$(14,262)	$(12,173)	$(22,348)	$(17,058)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$78,307	$54,428	$23,848	$20,903	$7,098	$3,085
Prior service cost	2,825	3,328	0	0	312	389
Total (pre-tax)	$81,132	$57,756	$23,848	$20,903	$7,410	$3,474

Amounts included in accumulated other comprehensive loss as of December 31, 2011 expected to be recognized in net periodic pension and other postretirement costs in 2012 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$ 6,124	$ 585	$ 412
Prior service cost	668	0	87
	$ 6,792	$ 585	$ 499

37	ampco pittsburgh | 2011 annual report

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

Attempts to minimize risk include allowing temporary changes to the allocation mix in response to market conditions, diversifying investments among asset categories (e.g., equity securities, fixed-income securities, alternative investments, cash and cash equivalents) and within these asset categories (e.g., economic sector, industry, geographic distribution, size) and consulting with independent financial and legal counsels to assure that the investments and their expected returns and risks are consistent with the goals of the Investment Committee or Trustees.

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

The following summarizes target asset allocations (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation Dec. 31, 2011	Percentage of Plan Assets		Target Allocation Dec. 31, 2011	Percentage of Plan Assets
		2011	2010		2011	2010
Equity Securities	65%	65%	74%	50%	47%	53%
Fixed-Income Securities	15%	19%	19%	40%	43%	38%
Alternative Investments	15%	14%	5%	10%	9%	9%
Other (primarily cash and cash equivalents)	5%	2%	2%	0%	1%	0

Fair Value Measurement of Plan Assets

Equity securities and mutual funds are actively traded on exchanges and price quotes for these investments are readily available. Similarly, corporate debt and preferred securities consist of fixed income securities of U.S. and U.K. corporations and price quotes for these investments are readily available. Common collective trust and commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in these funds are traded on active markets and the prices for the underlying assets are readily observable. For securities not actively traded, the fair value may be based on third-party appraisals, discounted cash flow analysis, benchmark yields and inputs that are currently observable in markets for similar securities.

ampco pittsburgh | 2011 annual report	38

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a high level of current income while maintaining stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stock of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Pooled Funds	Invests primarily in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	Exceed the return of the corresponding Morgan Stanley Index.
Various Growth and Value Funds	Invests primarily in common stocks and other equity securities generally traded on a major U.S. exchange or via the NASDAQ Stock Market.	Exceed the return of the Russell 2500 Growth Index or Value Index, as applicable, over a market cycle.
Return Fund	Invests at least 65% of its assets in a diversified portfolio of fixed income securities of varying maturities.	Outperform the Barclays Capital U.S. Aggregate Index.
Alternative Investments – Limited Partnerships	Invests in equities and equity-like asset classes and strategies, such as public equities, venture capital, private equity, real estate, natural resources and hedged strategies.	Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments – Hedge and Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

39	ampco pittsburgh | 2011 annual report

Categories of Plan Assets

Asset categories based on the nature and risks of the Plans’ assets as of December 31, 2011 are summarized below.

	U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Bank and financial services	$1,881	$0	$0	$1,881
Capital goods	1,448	0	0	1,448
Chemicals	1,626	0	0	1,626
Commercial property	1,769	0	0	1,769
Commercial services	1,331	0	0	1,331
Common collective trust funds	0	28,165	0	28,165
Electronics	1,003	0	0	1,003
Food processing	3,221	0	0	3,221
Health care	1,300	0	0	1,300
Limited partnerships – public equity	7,253	0	0	7,253
Manufacturing	1,782	0	0	1,782
Oil and gas	2,904	0	0	2,904
Technology	1,608	0	0	1,608
Wholesale distribution	1,017	0	0	1,017
Other (represents 12 business sectors)	6,057	0	0	6,057
International
Real estate	1,654	0	0	1,654
Other (represents 6 business sectors)	2,619	0	0	2,619
Common collective trust funds	0	5,349	0	5,349
Total Equity Securities	38,473	33,514	0	71,987
Fixed-Income Securities:
Commingled funds	0	13,100	0	13,100
Preferred (represents 4 business sectors)	6,481	0	0	6,481
Other (represents 2 business sectors)	1,195	0	0	1,195
Total Fixed-Income Securities	7,676	13,100	0	20,776
Alternative Investments:
Limited partnerships	0	0	29,280	29,280
Hedge and absolute return funds	0	0	5,940	5,940
Total Alternative Investments	0	0	35,220	35,220
Other (primarily cash and cash equivalents):
Mutual funds	1,906	0	0	1,906
Commingled funds	0	3,182	0	3,182
Other (a)	332	0	0	332
Total Other	2,238	3,182	0	5,420
	$48,387	$49,796	$35,220	$133,403

(a) Includes accrued receivables and pending broker settlements.

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$4,521	$0	$0	$4,521
Commingled Funds (International)	12,411	0	0	12,411
Total Equity Securities	16,932	0	0	16,932
Fixed-Income Securities:
Commingled Funds (U.K.)	15,733	0	0	15,733
Alternative Investments:
Hedge and Absolute Return Funds	0	0	3,324	3,324
Cash and cash equivalents	447	0	0	447
	$33,112	$0	$3,324	$36,436

ampco pittsburgh | 2011 annual report	40

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2011.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2011	$ 5,951	$0	$ 3,211
Acquisitions	0	28,433	25
Change in net unrealized (loss) gain	(11)	847	100
Other, primarily impact from changes in foreign currency exchange rates	0	0	(12)
Fair value as of December 31, 2011	$ 5,940	$ 29,280	$ 3,324

Asset categories based on the nature and risks of the Plans’ assets as of December 31, 2010 are summarized below.

	U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Bank and financial services	$1,975	$0	$0	$1,975
Basic industries	1,746	0	0	1,746
Chemicals	1,689	0	0	1,689
Commercial property	2,043	0	0	2,043
Common collective trust funds	0	22,854	0	22,854
Consumer non-durables	2,939	0	0	2,939
Consumer services	1,515	0	0	1,515
Limited partnerships – public equity	5,464	0	0	5,464
Mutual funds	34,041	0	0	34,041
Oil and gas	2,073	0	0	2,073
Technology	2,719	0	0	2,719
Other (represents 17 business sectors)	12,619	0	0	12,619
International
Energy	1,653	0	0	1,653
Other (represents 5 business sectors)	2,604	0	0	2,604
Commingled funds	0	4,836	0	4,836
Total Equity Securities	73,080	27,690	0	100,770
Fixed-Income Securities:
Preferred (represents 4 business sectors)	7,580	0	0	7,580
Mutual funds	3,231	0	0	3,231
Corporate debt (represents 2 business sectors)	1,183	0	0	1,183
Commingled funds	0	14,160	0	14,160
Total Fixed-Income Securities	11,994	14,160	0	26,154
Alternative Investments:
Hedge and Absolute Return Funds	0	0	5,951	5,951
Other (primarily cash and cash equivalents):
Mutual funds	1,918	0	0	1,918
Commingled funds	0	777	0	777
Other (a)	160	0	0	160
Total Other	2,078	777	0	2,855
	$87,152	$42,627	$5,951	$135,730

(a) Includes accrued receivables and pending broker settlements.

41	ampco pittsburgh | 2011 annual report

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$5,225	$0	$0	$5,225
Commingled Funds (International)	13,242	0	0	13,242
Total Equity Securities	18,467	0	0	18,467
Fixed-Income Securities:
Commingled Funds (U.K.)	13,133	0	0	13,133
Alternative Investments:
Hedge and Absolute Return Funds	0	0	3,211	3,211
Cash and cash equivalents	25	0	0	25
	$31,625	$0	$3,211	$34,836

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2010.

	Alternative Investments
	U.S. Pension Benefits	Foreign Pension Benefits
Fair value as of January 1, 2010	$ 5,365	$ 0
Acquisitions	0	3,155
Change in net unrealized gain	586	56
Fair value as of December 31, 2010	$ 5,951	$ 3,211

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

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$3,115	$2,868	$2,799	$0	$0	$0	$643	$482	$423
Interest cost	8,867	8,525	8,403	2,589	2,482	2,323	1,020	924	812
Expected return on plan assets	(9,658)	(9,572)	(10,262)	(2,311)	(1,885)	(1,480)	0	0	0
Amortization of prior service cost	656	656	656	0	0	0	86	86	86
Amortization of actuarial loss	4,236	3,484	1,958	496	464	463	256	140	10
Net cost	$7,216	$5,961	$3,554	$774	$1,061	$1,306	$2,005	$1,632	$1,331

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

ampco pittsburgh | 2011 annual report	42

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

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	5.00%	5.75%	4.90%	5.40%	5.00%	5.75%
Rate of increases in compensation
- Salary employees	4.30%	4.00%	n/a	n/a	n/a	n/a
- Hourly employees	3.30%	4.00%	n/a	n/a	n/a	n/a

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.75%	6.00%	6.25%	5.40%	5.80%	6.10%	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.39%	6.00%	5.53%	n/a	n/a	n/a
Rate of increases in compensation
- Salary employees	4.30%	4.00%	4.00%	n/a	n/a	n/a	n/a	n/a	n/a
- Hourly employees	3.30%	4.00%	4.00%	n/a	n/a	n/a	n/a	n/a	n/a

In addition, the assumed health care cost trend rate at December 31, 2011 for other postretirement benefits is 8% for 2012 gradually decreasing to 4.75% in 2016. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2011 and the annual benefit expense for 2011 by approximately $3,200 and $200, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2011 approximated $20,622, the majority of which serve as collateral for the IRBs.

In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $710 (£445) has been received. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

Approximately 53% of the Corporation’s employees are covered by collective bargaining agreements. There are six bargaining agreements which have expiration dates ranging from September 2012 to October 2017.

See Note 17 regarding litigation and Note 18 for environmental matters.

NOTE 9 – STOCK-BASED COMPENSATION:

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (“Incentive Plan”) which authorizes the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards.

43	ampco pittsburgh | 2011 annual report

The Compensation Committee granted non-qualified stock options in each of the years as outlined below. The options granted in 2011 have a ten-year life and vest over a three-year period. The options previously granted under earlier incentive plans have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise prices are equal to the closing prices of the Corporation’s common stock on the New York Stock Exchange on the dates of grant.

The fair values of the options as of the dates of grant were calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2011	2010	2009
Options granted	176,250	325,000	322,500
Exercise price	$25.18	$25.77	$13.37
Assumptions:
Expected life in years	6	6	6
Risk-free interest rate	2.30%	2.98%	2.72%
Expected annual dividend yield	2.96%	3.00%	6.33%
Expected volatility	56.25%	55.12%	43.81%
Grant date fair value	$10.53	$10.77	$3.17
Resulting stock-based compensation expense	$1,857	$3,500	$1,023

The resulting stock-based compensation expense is recognized over the requisite service period and approximated $1,636, $3,267 and $1,806 for 2011, 2010 and 2009, respectively. The related income tax benefit recognized in the statements of operations was $573, $1,143 and $632 for the respective years. Unrecognized stock-based compensation expense equaled $1,638 at December 31, 2011 which is expected to be recognized over a weighted average period of two years.

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2011 is as follows:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2011	847,341	$27.46	8.4	$2,934
Granted	176,250	25.18
Exercised	(12,502)	13.37
Outstanding at December 31, 2011	1,011,089	$27.24	7.7	$1,118
Exercisable at December 31, 2011	765,190	$27.81	7.3	$1,118
Vested or expected to vest at December 31, 2011	1,011,089	$27.24	7.7	$1,118

The 2011 Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will fully vested as of the grant date. In June 2011, 7,944 shares of common stock were issued to the non-management directors.

NOTE 10 – OTHER COMPREHENSIVE LOSS:

Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. The tax benefit (expense) associated with changes in the unrecognized components of employee benefit plans was approximately $12,958, $(2,219) and $(1,601) for 2011, 2010 and 2009, respectively, and approximately $(2,065), $(1,745) and $(1,155) for 2011, 2010 and 2009, respectively, for the reclassification adjustments. The tax benefit (expense) associated with changes in the fair value of derivatives was approximately $427, $(801) and $(318) for 2011, 2010 and 2009, respectively, and approximately $228, $503 and $(213) for 2011, 2010 and 2009, respectively, for the reclassification adjustments. The tax benefit (expense) associated with changes in the unrealized holding gains and losses on securities was $15, $(144) and $(219) for 2011, 2010 and 2009, respectively, and $(7), $(12) and $(39) for 2011, 2010 and 2009, respectively, for the reclassification adjustments.

ampco pittsburgh | 2011 annual report	44

NOTE 11 – FINANCIAL INSTRUMENTS:

Forward Foreign Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2011, approximately $22,264 of anticipated foreign-denominated sales has been hedged of which $2,351 is covered by cash flow contracts settling at various dates through March 2013. The remaining $19,913 of anticipated foreign-denominated sales is covered by fair value contracts settling at various dates through September 2013. As of December 31, 2011, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $256 and is recorded as other current assets. The fair value of the remaining cash flow contracts equaled $57 and is recorded as other noncurrent assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $114 and $281, net of income taxes, as of December 31, 2011 and 2010, respectively. During 2011, approximately $(24), net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $180 expected to be released to pre-tax earnings in 2012. Approximately $228, $999 and $(559) was released to pre-tax earnings in 2011, 2010 and 2009, respectively.

As of December 31, 2011, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $107 and is recorded as other current assets. (The fair value of the related hedged item approximated $174 and is recorded as other current liabilities.) The fair value of the remaining fair value hedges equaled $112 and is recorded as other noncurrent assets. (The fair value of the related hedged item approximated $116 and is recorded as other noncurrent liabilities.) The fair value of assets held as collateral as of December 31, 2011 approximated $777.

No portion of the existing cash flow or fair value hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of the hedge.

(Losses) gains on foreign exchange transactions approximated $(371), $655 and $(1,960) for 2011, 2010 and 2009, respectively, and are included in other income (expense).

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts had been settled and the underlying fixed assets were placed in service. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $309 and $329, net of income taxes, as of December 31, 2011 and 2010, respectively. Since all contracts had been settled, no additional amounts were recognized as other comprehensive income (loss) in 2011. Approximately $32 and $16 was released to pre-tax earnings (as an offset to depreciation expense) in 2011 and 2010, respectively, and $32 is expected to be released to pre-tax earnings in 2012.

At December 31, 2011, the Corporation has purchase commitments covering approximately 54% of the anticipated natural gas usage at one of its Forged and Cast Rolls subsidiaries through 2015. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet. Payments for subsequent years are $4,315 for 2012, $2,694 for 2013, $2,134 for 2014 and $2,195 for 2015.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2011, approximately 59% or $3,741 of anticipated copper purchases over the next ten months and 63% or $844 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts approximated $(294) and the fair value of settled contracts approximated $(210) as of December 31, 2011. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(314) and $589, net of income taxes, as of December 31, 2011 and 2010, respectively. During 2011, approximately $(684), net of income taxes, was recognized as comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sales occur with approximately $(504) expected to be released to pre-tax earnings over the next 12 months. Approximately $353, $328 and $(76) was released to pre-tax earnings in 2011, 2010 and 2009, respectively. The fair value of assets held as collateral as of December 31, 2011 approximated $410.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

45	ampco pittsburgh | 2011 annual report

NOTE 12 – FAIR VALUE:

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets were as follows:

2011	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$3,090	$0	$0	$3,090
Foreign currency exchange contracts
Other current assets	0	363	0	363
Other noncurrent assets	0	169	0	169
Other current liabilities	0	174	0	174
Other noncurrent liabilities	0	116	0	116
2010
Investments
Other noncurrent assets	$3,097	$0	$0	$3,097
Foreign currency exchange contracts
Other current assets	0	604	0	604
Other noncurrent assets	0	350	0	350
Other current liabilities	0	0	0	0
Other noncurrent liabilities	0	266	0	266

Fair Value of Financial Instruments

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under the non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of the variable-rate IRB debt approximates its carrying value. Additionally, the fair value of trade receivables and trade payables approximates their carrying value.

NOTE 13 – INCOME TAXES:

Income before income taxes and equity losses in Chinese joint venture was comprised of the following:

	2011	2010	2009
Domestic	$30,629	$17,664	$42,435
Foreign	4,098	6,958	2,454
	$34,727	$24,622	$44,889

At December 31, 2011, the Corporation has state net operating loss carryforwards of $26,108 which begin to expire in 2018 through 2031 and capital loss carryforwards of $441 which begin to expire in 2014.

ampco pittsburgh | 2011 annual report	46

The provision (benefit) for taxes on income consisted of the following:

	2011	2010	2009
Current:
Federal	$6,047	$4,983	$8,794
State	754	995	1,097
Foreign	140	364	(17)
	6,941	6,342	9,874
Deferred:
Federal	3,518	2,210	5,556
State	(176)	(494)	1,138
Foreign	2,633	1,284	482
Reversal of valuation allowance	0	(655)	0
	5,975	2,345	7,176
	$12,916	$8,687	$17,050

The provision (benefit) for taxes on income was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with foreign tax credits and capital loss carryforwards for 2010.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2011	2010	2009
Computed at statutory rate	$12,154	$8,618	$15,711
Tax differential on non-U.S. earnings	(358)	(355)	(91)
State income taxes	1,118	902	1,851
Reversal of valuation allowance	0	(655)	0
Subpart F income inclusion	0	615	0
Manufacturers deduction (I.R.C. Section 199)	(792)	(449)	(553)
Meals and entertainment	220	191	207
Tax credits	(29)	(165)	(10)
Other – net	603	(15)	(65)
	$12,916	$8,687	$17,050

Deferred income tax assets and liabilities as of December 31, 2011 and 2010 are summarized below. The current portion of net deferred income tax assets is included in other current assets. Unremitted earnings of the Corporation’s non-US subsidiaries and affiliates are deemed to be permanently reinvested, and accordingly, no deferred tax liability has been recorded. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxes in the U.S were remitted to the U.S.

	2011	2010
Assets:
Employment – related liabilities	$12,129	$9,387
Pension liability – foreign	3,562	5,166
Pension liability – domestic	14,178	5,063
Liabilities related to discontinued operations	1,322	1,388
Capital loss carryforwards	418	401
Asbestos-related liability	26,882	28,823
Net operating loss – state	1,616	1,871
Other	6,827	4,927
Gross deferred income tax assets	66,934	57,026
Valuation allowance	(3,042)	(1,853)
	63,892	55,173
Liabilities:
Depreciation	(30,124)	(26,044)
Mark-to-market adjustment – derivatives	(42)	(714)
Other	(1,824)	(2,052)
Gross deferred income tax liabilities	(31,990)	(28,810)
Net deferred income tax assets	$31,902	$26,363

47	ampco pittsburgh | 2011 annual report

The following summarizes changes in unrecognized tax benefits:

	2011	2010	2009
Balance at the beginning of the year	$786	$804	$655
Gross increases for tax positions taken in the current year	81	55	149
Gross decreases in tax positions due to lapse in statute of limitations	(498)	(29)	0
Gross decreases for tax positions taken in prior years	(25)	(44)	0
Gross decreases for tax settlements with taxing authorities	(33)	0	0
Balance at the end of the year	$311	$786	$804

If the unrecognized tax benefits were recognized, $267 would reduce the Corporation’s effective income tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2011 and 2010 and in the consolidated statements of operations for 2011, 2010 and 2009 is insignificant. Unrecognized tax benefits of $120 are to expire due to the lapse in the statute of limitations within the next 12 months.

The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2009-2011. The consolidated U.S. federal income tax return for 2009 is under examination by the Internal Revenue Service which started during the fourth quarter of 2011.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $813 in 2011, $815 in 2010 and $919 in 2009. Operating lease payments for subsequent years are $872 for 2012, $825 for 2013, $660 for 2014, $395 for 2015, $99 for 2016 and $58 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,698 for 2011, $1,711 for 2010 and $1,350 for 2009.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Investment Company (“LB Co”) and the Chinese cast roll joint venture company and earns a commission from the sale of forged backup rolling mill rolls for the Chinese forged roll joint venture company. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co; UES-UK has a 25% interest in the cast roll joint venture company; and UES has a 49% interest in the Chinese forged roll joint venture company.

Purchases from LB Co approximated $1,579 in 2011, $1,752 in 2010 and $1,443 in 2009. In addition, LB Co paid the Corporation approximately $246 in 2011, $239 in 2010 and $232 in 2009 for certain administrative services. At December 31, 2011 and 2010, the net amount payable to LB Co approximated $57 and $36, respectively. Purchases of industrial supplies from the Chinese cast roll joint venture company approximated $480 in 2011, $449 in 2010 and $624 in 2009. At December 31, 2011 and 2010, $108 and $78 was payable to the Chinese cast roll joint venture company. During 2011, UES earned $191 in commissions of which $50 was outstanding as of December 31, 2011. No amounts were earned prior thereto.

NOTE 17 – LITIGATION:

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

ampco pittsburgh | 2011 annual report	48

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the three years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
Open claims at end of period	8,145	(1)	8,081	(1)	8,168	(1)

Gross settlement and defense costs (in 000’s)	$22,767		$18,085		$28,744

Claims resolved	1,501		1,377		3,336

(1)	Included as “open claims” are approximately 1,668 claims in 2011, 1,791 claims in 2010 and 1,938 claims in 2009 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 315 as of December 31, 2011, are not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

49	ampco pittsburgh | 2011 annual report

same as the methodology employed by HR&A in the 2006 and 2008 estimates, relied upon and included the following factors:

¡	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

¡	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for its fiscal year ended December 31, 2011, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through December 31, 2011.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at December 31, 2011 was $197,584. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839 ($126,206 as of December 31, 2011). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and

ampco pittsburgh | 2011 annual report	50

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

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Settlements were paid by the Corporation’s insurance carriers at two-third party landfill sites where it was named a Potentially Responsible Party. In addition, as a result of a sale of a segment in 2003, the Corporation retained the liability to remediate certain environmental contamination and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the costs for which were accrued at the time of sale.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,289 at December 31, 2011 is considered adequate based on information known to date.

NOTE 19 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments—Forged and Cast Rolls and Air and Liquid Processing. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent primarily cash and cash equivalents and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. Prior to December 31, 2009, the assets of the Air and Liquid Processing segment included goodwill of $2,694. In connection with the Corporation’s strategic planning process in 2009, the Corporation determined as a result of the change in business conditions, including excess capacity in the market place, and uncertainty as to when the industry will return to more normal levels that goodwill was impaired and recorded a pre-tax charge of $2,694.

51	ampco pittsburgh | 2011 annual report

The accounting policies are the same as those described in Note 1.

		Net Sales		Income (Loss) Before Income Taxes
	2011	2010	2009	2011	2010	2009
Forged and Cast Rolls	$248,380	$240,345	$191,316	$38,761	$48,674	$45,282
Air and Liquid Processing(1)	96,436	86,541	107,861	8,155	(12,605)	11,389
Total Reportable Segments	344,816	326,886	299,177	46,916	36,069	56,671
Corporate costs, including other income (expense)				(12,189)	(11,447)	(11,782)
	$344,816	$326,886	$299,177	$34,727	$24,622	$44,889

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Forged and Cast Rolls	$15,108	$34,214	$38,661	$8,712	$6,942	$5,467	$265,340	$251,343	$232,586
Air and Liquid Processing	610	701	562	1,374	1,553	1,619	195,463	210,111	169,676
Corporate	62	86	22	67	70	64	70,829	65,509	69,563
	$15,780	$35,001	$39,245	$10,153	$8,565	$7,150	$531,632	$526,963	$471,825

	Net Sales(3)			Long-Lived Assets(4)			Income (Loss) Before Income Taxes
Geographic Areas:	2011	2010	2009	2011	2010	2009	2011	2010	2009
United States(1)	$148,629	$129,094	$129,057	$238,927	$251,967	$203,726	$30,190	$17,664	$42,435
Foreign	196,187	197,792	170,120	40,536	37,615	32,319	4,537	6,958	2,454
	$344,816	$326,886	$299,177	$279,463	$289,582	$236,045	$34,727	$24,622	$44,889

	Net Sales by Product Line
	2011	2010	2009
Forged and Cast Rolls(5)	$248,380	$240,345	$191,316
Heat Exchange Coils	41,845	36,812	43,514
Centrifugal Pumps	28,602	25,467	36,663
Air Handling Systems	25,989	24,262	27,684
Total Net Sales	$344,816	$326,886	$299,177

(1)	Income (loss) before income taxes for 2010 includes a pre-tax charge of $19,980 for estimated costs of asbestos-related litigation, net of estimated insurance recoveries as described in Note 17 and for 2009 includes a pre-tax charge of $2,694 for the write-off of goodwill deemed to be impaired.

(2)	The increase in the identifiable assets of the Forged and Cast Rolls segment over the years is attributable primarily to capital expenditures. Identifiable assets for the Forged and Cast Rolls segment include investments in joint ventures of $14,872, $14,160 and, $14,867 at December 31, 2011, 2010 and 2009, respectively. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $126,419, $142,089 and $115,430 at December 31, 2011, 2010 and 2009, respectively. See Note 17.

(3)	Net sales are attributed to countries based on location of the customer. Sales to individual countries were less than 10% of consolidated net sales in 2011. China represented approximately 10% of consolidated net sales for 2010 and 11% for 2009.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $14,872, $14,160 and $14,867 at December 31, 2011, 2010 and 2009, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $108,419, $124,089 and $95,430 for 2011, 2010 and 2009, respectively.

(5)	For the Forged and Cast Rolls segment, two customers accounted for 22% of its net sales for 2011, one customer accounted for 12% of its net sales for 2010, and one customer accounted for 11% of its net sales for 2009.

ampco pittsburgh | 2011 annual report	52

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$ 89,068	$ 94,971	$ 74,263	$ 86,514
Gross profit(a)	25,674	27,381	16,204	19,527
Net income	7,676	9,123	2,756	1,754
Net income per common share:
Basic	0.74	0.88	0.27	0.17
Diluted	0.74	0.88	0.26	0.17
Comprehensive income (loss) (b)	9,477	9,817	1,194	(18,995)
2010
Net sales	$ 82,326	$ 82,858	$ 79,537	$ 82,165
Gross profit(a)	25,485	27,460	23,035	21,378
Net income (loss)	8,211	9,374	7,524	(9,653)
Net income (loss) per common share:
Basic(c)	0.80	0.91	0.73	(0.94)
Diluted(c)	0.80	0.91	0.73	(0.94)
Comprehensive income (loss) (b)	6,565	9,451	10,615	(6,405)

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter includes a net-of-tax adjustment to reflect the funded status of the various pension and other postretirement benefit plans of $(23,028) and $2,511 for 2011 and 2010, respectively.

(c)	Fourth quarter 2010 includes an after-tax charge of $12,931 or $1.26 per common share for estimated costs of asbestos-related litigation, net of insurance recoveries, through 2020.

53	ampco pittsburgh | 2011 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2012

ampco pittsburgh | 2011 annual report	54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2011.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

55	ampco pittsburgh | 2011 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Corporation and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2012

ampco pittsburgh | 2011 annual report	56

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 which was not reported.

57	ampco pittsburgh | 2011 annual report

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

Robert J. Appel (age 80, Director since 2004; current term expires in 2012). Mr. Appel has been President of Appel Associates since 2003 and before that was a partner of Neuberger Berman (an investment advisory firm) for twenty years. He also served as a director of Neuberger Berman during the past five years. The Board concluded that Mr. Appel should serve as a director because of his many years of financial and investment experience, including his background as a Certified Public Accountant. (N)

Leonard M. Carroll (age 69, Director since 1996; current term expires in 2013). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for the past fifteen years. The Board concluded that Mr. Carroll should serve as a director because of his broad financial background and investment knowledge. He is a retired Certified Public Accountant and has held various positions in the banking industry including President, Director and Chairman for over 37 years.

Paul A. Gould (age 66, Director since 2002; current term expires in 2012). Mr. Gould has been with Allen & Co., Inc., an investment banking company, for more than thirty-five years and has been managing director of that company for more than five years. During the last five years he has served as a director of Discovery Communications, Discovery Holding Company, UnitedGlobalCom, Inc., Liberty Global, Inc., Liberty Media Corporation and DirecTV. He resigned from the Boards of Liberty Media Corporation and Discovery Holding Company in 2009. Mr. Gould’s long term financial and investment background led to the Board’s conclusion that he should serve as a director. (N)

William K. Lieberman (age 64, Director since 2004; current term expires in 2014). Mr. Lieberman has been President of The Lieberman Companies, insurance brokerage and consulting company, for more than five years. In addition to more than forty years of management experience in the insurance, benefit and risk management areas, Mr. Lieberman has served as a director or trustee of many organizations including charitable companies, hospital and universities. These qualifications led the Board to conclude the he should serve as a director.

Laurence E. Paul (age 47, Director since 1998; current term expires in 2013). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years and prior to that was an investment banker for ten years. He is also a director of Valeant Pharmaceuticals International, Inc. and was a director of Morton’s Restaurant Group, Inc. Mr. Paul’s experience as a senior investment banker and private equity investor for almost twenty years led the Board to conclude that he possessed skills in financial management and risk assessment that would be beneficial to the Corporation.

Robert A. Paul (age 74, Director since 1970; current term expires in 2012). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also President and a director of The Louis Berkman Investment Company. As a shareholder, officer and director of the Corporation for more than 40 years, the Board believes he possesses the experience and knowledge to serve as a Director. In addition, the Board considered his many years of service to the community serving as Trustee and Chairman of the Investment Committees of several major hospitals and universities, as well as his current position as a director of the Pittsburgh Branch of the Cleveland Federal Reserve Bank. (N)

Stephen E. Paul (age 44, Director since 2002; current term expires in 2014). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He was also a director of Morton’s Restaurant Group, Inc. Mr. Paul’s background in investment banking and private equity investment led the board to conclude that he should serve as a director.

Carl H. Pforzheimer, III (age 75, Director since 1982; current term expires in 2014). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than forty-five years. In addition to the attendant investment advisory analytical skills gained from such a long term position, his role as chairman

ampco pittsburgh | 2011 annual report	58

of the Risk Management Committee of U. S. Trust Co. for several years led the Board to conclude Mr. Pforzheimer should serve as a director.

Ernest G. Siddons (age 78, Director since 1981; current term expires in 2013). Mr. Siddons was President and Chief Operating Officer of the Corporation for more than five years prior to his retirement as President in April 2009. With more than thirty years of experience with the Corporation in operations and financial management, the Board concluded that Mr. Siddons should serve as a director. Positions held earlier with the Corporation, including those of Chief Financial Officer and Treasurer and President of Union Electric Steel, were also considered.

(N)	Nominee for election at the May 3, 2012 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2011, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

59	ampco pittsburgh | 2011 annual report

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 20, 2012.

ampco pittsburgh | 2011 annual report	60

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2011, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,011,089	$27.24	815,806
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,011,089	$27.24	815,806

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than directors or officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,331,436 shares outstanding as of March 12, 2012.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,803,218(1)	17.45
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,438,641(2)	13.92
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,342,380(3)	12.99
Keeley Asset Management Corp. 401 South LaSalle Street Chicago, IL 60605	597,000(4)	5.78
LSV Asset Management 155 N. Wacker Drive, Suite 4600 Chicago, IL 60606	512,995(5)	4.97

(1)	Reported in an amendment to Schedule 13D filed with the SEC in February 2011.

(2)	Robert A. Paul, Chairman and Chief Executive Officer of the Corporation, is an officer and director of The Louis Berkman Investment Company and disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(3)	Reported as of December 31, 2011 on an amended Schedule 13G filed with the SEC disclosing it had sole voting and dispositive power over these shares.

(4)	Reported as of December 31, 2011 on an amended Schedule 13G filed with the SEC disclosing it had sole voting and dispositive power over these shares.

(5)	Reported as of December 31, 2010 on a Schedule 13G filed with the SEC disclosing it had sole voting and dispositive power over these shares.

61	ampco pittsburgh | 2011 annual report

The following table sets forth, as of March 12, 2012, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,601,563(1)(2)	15.35
Robert F. Schultz	60,200(3)	*
Rose Hoover	53,334(4)	*
Ernest G. Siddons	48,668(5)	*
Marliss D. Johnson	45,000(4)	*
Carl H. Pforzheimer, III	3,726(6)	*
Leonard M. Carroll	2,493(7)	*
Robert J. Appel	1,933(7)	*
Paul A. Gould	1,933(7)	*
Laurence E. Paul	1,933(7)	*
Stephen E. Paul	1,933(7)	*
William K. Lieberman	1,933(8)	*

Directors and Executive Officers as a group (12 persons)	1,824,649(9)	17.15

*	Less than.1%

(1)	Includes 42,889 shares owned directly, 105,000 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,438,641 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,438,641 shares of the Corporation’s Common Stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 99.39% of its common stock owned by his wife.

(3)	Includes 200 shares held jointly with his wife and 60,000 shares he has the right to acquire within sixty days pursuant to stock options.

(4)	Represents shares that she has the right to acquire within sixty days pursuant to stock options.

(5)	Includes 1,007 shares held jointly with his wife, 993 shares owned directly and 46,668 shares he has the right to acquire within sixty days pursuant to stock options.

(6)	Includes 1,993 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(7)	Represents shares owned directly.

(8)	Includes 1,000 shares held jointly with his wife and 993 shares owned directly.

(9)	Excludes double counting of shares deemed to be beneficially owned by more than one director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

ampco pittsburgh | 2011 annual report	62

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

In 2011, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Investment Company in transactions in the ordinary course of business amounting to $1,579,182. Additionally, The Louis Berkman Investment Company paid the Corporation $245,860 for certain administrative services. Robert A. Paul was an officer and director of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2012.

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

The Board of Directors has adopted categorical standards to assist it in evaluating the independence of its Directors. The standards are attached to the Corporate Governance Guidelines which are available on the Corporation’s website at www.ampcopittsburgh.com. After performing this evaluation in accordance with those guidelines, the Board has determined that Robert J. Appel, Leonard M. Carroll, Paul A. Gould, William K. Lieberman and Carl H. Pforzheimer, III do not have material relationships with the Corporation (other than as members of the Board of Directors) and are independent within the meaning of the Corporation’s independence standards and those of the NYSE.

63	ampco pittsburgh | 2011 annual report

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2011	2010
Audit fees(a)	$748,055	$680,910
Audit-related fees(b)	28,035	26,449
Tax fees(c)	107,081	15,000
All other fees	0	0
Total(d)	$883,171	$722,359

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	Fees for tax services provided in connection with tax planning and advice.

(d)	The Audit Committee approved all fees in the years reported.

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

The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services (the “Policy”) provided by the Corporation’s independent auditor. According to the Policy, the Corporation’s independent auditor may not provide the following prohibited services to the Corporation:

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

In addition, in connection with its adoption of the Policy, the Audit Committee pre-approved certain audit-related and other non-prohibited services. Any services not prohibited or pre-approved by the Policy must be pre-approved by the Audit Committee in accordance with the Policy. The Policy is reviewed and approved annually by the Board of Directors.

ampco pittsburgh | 2011 annual report	64

– PART IV –

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

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

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		68
Report of Independent Registered Public Accounting Firm		69
Valuation and Qualifying Accounts	II	70

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws
a.	Articles of Incorporation

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987; and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

b.	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

c.	Amendment to Severance Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul dated February 16, 2011 Incorporated by reference to the 2010 Annual Report on Form 10-K.

d.	2008 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 6, 2008.

e.	2011 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 22, 2011.

f.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009 Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

65	ampco pittsburgh | 2011 annual report

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

ampco pittsburgh | 2011 annual report	66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2012	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ Robert A. Paul
Name: Robert A. Paul
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert A. Paul Robert A. Paul	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/s/ Marliss D. Johnson Marliss D. Johnson	Vice President, Controller and Treasurer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ Robert J. Appel Robert J. Appel	Director	March 15, 2012

/s/ Leonard M. Carroll Leonard M. Carroll	Director	March 15, 2012

/s/ Paul A. Gould Paul A. Gould	Director	March 15, 2012

/s/ William K. Lieberman William K. Lieberman	Director	March 15, 2012

/s/ Laurence E. Paul Laurence E. Paul	Director	March 15, 2012

/s/ Stephen E. Paul Stephen E. Paul	Director	March 15, 2012

/s/ Carl H. Pforzheimer Carl H. Pforzheimer, III	Director	March 15, 2012

/s/ Ernest G. Siddons Ernest G. Siddons	Director	March 15, 2012

67	ampco pittsburgh | 2011 annual report

 INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		68
Report of Independent Registered Public Accounting Firm		69
Valuation and Qualifying Accounts	II	70

ampco pittsburgh | 2011 annual report	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Corporation’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated March 15, 2012; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 15, 2012

69	ampco pittsburgh | 2011 annual report

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$176	$6	$0	$(41)		$0	$141
Valuation allowance against gross deferred income tax assets	$1,853	$0	$1,212	$0		$(23)	$3,042

Year ended December 31, 2010
Allowance for doubtful accounts	$428	$61	$0	$(313)		$0	$176
Valuation allowance against gross deferred income tax assets	$2,465	$0	$54	$(655	)(3)	$(11)	$1,853

Year ended December 31, 2009
Allowance for doubtful accounts	$211	$211	$0	$6	(2)	$0	$428
Valuation allowance against gross deferred income tax assets	$2,619	$0	$0	$0		$(154)	$2,465

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Represents current year write-off of accounts receivable balances net of recovery of accounts receivable balances previously written-off.

(3)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision (benefit) in the statements of operations.

(4)	Represents impact from changes in foreign currency exchange rates and expiration of deferred tax assets associated with foreign tax credits for 2009.

ampco pittsburgh | 2011 annual report	70