Form 10-Q
period 2012-03-31
AMPCO PITTSBURGH CORP
filed 2012-05-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On May 4, 2012, 10,342,756 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$77,722,736	$69,887,839
Receivables, less allowance for doubtful accounts of $138,687 in 2012 and $140,582 in 2011	46,545,205	59,210,733
Inventories	75,062,770	68,544,000
Insurance receivables – asbestos	18,000,000	18,000,000
Other current assets	13,366,182	12,888,528

Total current assets	230,696,893	228,531,100

Property, plant and equipment, net	150,913,500	150,239,845
Insurance receivables – asbestos	105,056,234	108,419,004
Investments in joint ventures	14,551,220	14,872,595
Deferred tax assets	23,549,151	23,637,546
Other noncurrent assets	6,196,798	5,932,335

	$530,963,796	$531,632,425

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,538,615	$19,528,382
Accrued payrolls and employee benefits	10,184,094	10,982,902
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	25,000,000	25,000,000
Other current liabilities	23,217,411	20,337,409

Total current liabilities	88,251,120	89,159,693

Employee benefit obligations	76,158,681	75,257,001
Asbestos liability	168,075,762	172,872,255
Other noncurrent liabilities	1,580,683	1,471,863

Total liabilities	334,066,246	338,760,812

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000,000 shares; issued and outstanding 10,331,436 shares in 2012 and 10,325,602 shares in 2011	10,331,436	10,325,602
Additional paid-in capital	123,522,673	123,088,241
Retained earnings	138,888,110	138,747,964
Accumulated other comprehensive loss	(75,844,669)	(79,290,194)

Total shareholders’ equity	196,897,550	192,871,613

	$530,963,796	$531,632,425

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net sales	$73,605,120	$89,068,041

Operating costs and expenses:
Costs of products sold (excluding depreciation)	56,236,453	63,394,143
Selling and administrative	10,427,398	10,881,611
Depreciation	2,824,611	2,663,768

Total operating expenses	69,488,462	76,939,522

Income from operations	4,116,658	12,128,519

Other income (expense):
Investment-related income	16,390	22,544
Interest expense	(56,012)	(76,769)
Other – net	(236,722)	(454,649)

	(276,344)	(508,874)

Income before income taxes and equity losses in Chinese joint venture	3,840,314	11,619,645

Income tax provision	(1,375,000)	(3,873,000)

Equity losses in Chinese joint venture	(465,763)	(70,068)

Net income	$1,999,551	$7,676,577

Net income per common share:
Basic	$0.19	$0.74

Diluted	$0.19	$0.74

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common shares outstanding:
Basic	10,329,000	10,305,156

Diluted	10,393,165	10,366,991

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net income	$1,999,551	$7,676,577

Other comprehensive income (loss), net of tax where applicable:

Adjustments for changes in:
Foreign exchange translation	1,742,260	1,432,831
Unrealized holding gains on marketable securities	109,850	103,087
Fair value of cash flow hedges	225,511	(130,769)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,266,196	831,495
Realized gains on sale of marketable securities	(20,897)	(6,513)
Realized losses (gains) from settlement of cash flow hedges	122,605	(430,019)

Other comprehensive income	3,445,525	1,800,112

Comprehensive income	$5,445,076	$9,476,689

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net cash flows provided by operating activities	$11,858,738	$4,349,701

Cash flows from investing activities:

Purchases of property, plant and equipment	(2,732,673)	(2,301,908)
Purchases of long-term marketable securities	(179,166)	(191,942)
Proceeds from sale of long-term marketable securities	153,257	181,404
Proceeds from U.K. government grant	0	484,499

Net cash flows used in investing activities	(2,758,582)	(1,827,947)

Cash flows from financing activities:

Dividends paid	(1,858,608)	(1,854,928)
Proceeds from the issuance of common stock	78,000	0
Excess tax benefits from the exercise of stock options	13,130	0

Net cash flows used in financing activities	(1,767,478)	(1,854,928)

Effect of exchange rate changes on cash and cash equivalents	502,219	283,992

Net increase in cash and cash equivalents	7,834,897	950,818

Cash and cash equivalents at beginning of period	69,887,839	70,020,838

Cash and cash equivalents at end of period	$77,722,736	$70,971,656

Supplemental information:

Income tax payments	$996,964	$213,288

Interest payments	$56,010	$77,041

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$691,902	$1,356,068

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2012 and 2011 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 is to be applied prospectively and is effective for the Corporation for interim and annual periods beginning in 2012. The guidance primarily changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements and did not impact operating results, financial position or liquidity of the Corporation.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which eliminates the option to present other comprehensive income and its components as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity will be presented either in a single continuous statement along with net income or in a separate statement immediately following the statement of income. ASU 2011-05 is to be applied retrospectively and is effective for the Corporation for interim and annual periods beginning in 2012. The guidance does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, adoption of ASU 2011-05 did not impact operating results, financial position or liquidity of the Corporation. The Corporation elected to present other comprehensive income and its components as a separate statement immediately following its condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires expanded disclosures, including gross and net information, about financial and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance is effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and will not impact operating results, financial position or liquidity of the Corporation.

2.	Inventories

At March 31, 2012 and December 31, 2011, approximately 62% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	March 31, 2012	December 31, 2011

Raw materials	$19,602	$20,798
Work-in-process	32,427	29,314
Finished goods	11,763	7,835
Supplies	11,271	10,597

	$75,063	$68,544

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	March 31, 2012	December 31, 2011

Land and land improvements	$4,974	$4,974
Buildings	41,473	41,433
Machinery and equipment	225,085	224,426
Construction-in-progress	15,348	12,446
Other	8,451	8,419

	295,331	291,698
Accumulated depreciation	(144,417)	(141,458)

	$150,914	$150,240

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $1,300,000 (£836,000) at March 31, 2012 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	March 31, 2012	December 31, 2011

Customer-related liabilities	$11,126	$10,506
Accrued sales commissions	1,841	2,245
Dividend payable	1,859	1,859
Other	8,391	5,727

	$23,217	$20,337

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Three Months Ended March 31,
	2012	2011

Balance at beginning of the period	$5,498	$5,113
Satisfaction of warranty claims	(692)	(640)
Provision for warranty claims	589	599
Other, primarily impact from changes in foreign currency exchange rates	77	69

Balance at end of the period	$5,472	$5,141

5.	Pension and Other Postretirement Benefits

Contributions for the three months ended March 31, 2012 and 2011 were as follows:

	(in thousands)
	2012	2011

U.S. pension benefits plans	$0	$0
U.K. pension benefits plan	$444	$366
Other postretirement benefits (e.g. net payments)	$137	$187
U.K. defined contribution plan	$78	$94

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended March 31,
U.S. Pension Benefits	2012	2011

Service cost	$821	$826
Interest cost	2,194	2,298
Expected return on plan assets	(2,383)	(2,291)
Amortization of prior service cost	167	164
Amortization of actuarial loss	1,531	958

Net benefit costs	$2,330	$1,955

	(in thousands)
	Three Months Ended March 31,
U.K. Pension Benefits	2012	2011

Interest cost	$623	$644
Expected return on plan assets	(522)	(575)
Amortization of actuarial loss	148	123

Net benefit costs	$249	$192

	(in thousands)
	Three Months Ended March 31,
Other Postretirement Benefits	2012	2011

Service cost	$161	$157
Interest cost	230	231
Amortization of prior service cost	22	21
Amortization of actuarial loss	103	28

Net benefit costs	$516	$437

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2012 approximated $21,204,000, the majority of which serve as collateral for the Industrial Revenue Bond debt.

In 2010, UES-UK was awarded a government grant of up to $1,325,000 (£850,000) toward the purchase and installation of certain machinery and equipment of which $710,000 (£445,000) has been received to date. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See Note 11 regarding litigation and Note 12 for environmental matters.

7.	Foreign Currency Exchange and Futures Contracts

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

As of March 31, 2012, approximately $17,909,000 of anticipated foreign-denominated sales has been hedged of which $1,438,000 is covered by cash flow contracts settling at various dates through March 2013 and the remaining $16,471,000 is covered by fair value contracts settling at various dates through September 2013. As of March 31, 2012, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $132,000 and is recorded as other current assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $38,000 and $114,000, net of income taxes, as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, approximately $(26,000), net of income taxes, was recognized as comprehensive income (loss) and $50,000, net of income taxes, was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sale occurs with approximately $60,000 expected to be released to pretax earnings in the next 12 months. During the three months ended March 31, 2012 and 2011, approximately $79,000 and $183,000, respectively, was released to pre-tax earnings.

As of March 31, 2012, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $521,000 and is recorded as other current assets. (The fair value of the related hedged items, recorded as other current liabilities or a reduction to accounts receivable, approximated $537,000.) The fair value of the remaining fair value hedges equaled $165,000 and is recorded as other noncurrent assets. (The fair value of the related hedged items, recorded as other noncurrent liabilities, approximated $166,000.) The fair value of assets held as collateral as of March 31, 2012 approximated $801,000.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $27,000 and $(191,000) for the three months ended March 31, 2012 and 2011.

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. All contracts were settled as of December 31, 2010; accordingly, no amounts were recognized as comprehensive income (loss) in 2011 or 2012. Approximately $4,000, net of income taxes, was released from accumulated other comprehensive income (loss) for the three months ended March 31, 2012. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $305,000 and $309,000, net of income taxes, as of March 31, 2012 and December 31, 2011, respectively. The change in the fair value is being amortized to pre-tax earnings (as an offset to depreciation expense) over the life of the underlying assets. For the three months ended March 31, 2012 and 2011, approximately $7,000 and $8,000, respectively, was released to pre-tax earnings. Approximately $28,000 is expected to be released to pre-tax earnings within the next 12 months.

At March 31, 2012, the Corporation has purchase commitments covering 60% or $10,048,000 of anticipated natural gas usage over approximately the next four years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

One of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At March 31, 2012, approximately 57% or $3,294,000 of anticipated copper purchases over the next nine months and 63% or $819,000 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts (both outstanding and settled) approximated $184,000 as of March 31, 2012. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $115,000 and $(314,000), net of income taxes, as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, approximately $252,000, net of income taxes, was recognized as comprehensive income (loss) and $(177,000), net of income taxes, was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sale occurs with approximately $184,000 expected to be released to pretax earnings in the next 12 months. During the three months ended March 31, 2012 and 2011, approximately $(284,000) and $504,000, respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of March 31, 2012 equaled $500,000.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

8.	Stock-Based Compensation

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (Incentive Plan) which authorizes the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards. In May 2012, the Compensation Committee granted 164,500 non-qualified stock options to select employees. The options have a ten-year life and vest over a three year period.

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 equaled $349,000 and $348,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $122,000.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25,000 and will be fully vested as of the grant date. In May 2012, 11,320 shares of the Corporation’s common stock were issued to the non-employee directors.

9.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011 were as follows:

	(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2012

Investments
Other noncurrent assets	$3,262	$0	$0	$3,262
Foreign currency exchange contracts
Accounts receivable	0	(98)	0	(98)
Other current assets	0	653	0	653
Other noncurrent assets	0	165	0	165
Other current liabilities	0	439	0	439
Other noncurrent liabilities	0	166	0	166

As of December 31, 2011

Investments
Other noncurrent assets	$3,090	$0	$0	$3,090
Foreign currency exchange contracts
Other current assets	0	363	0	363
Other noncurrent assets	0	169	0	169
Other current liabilities	0	174	0	174
Other noncurrent liabilities	0	116	0	116

10.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	(in thousands)
	Three Months Ended March 31,
	2012	2011

Net sales:
Forged and Cast Rolls	$43,948	$62,883
Air and Liquid Processing	29,657	26,185

Total Reportable Segments	$73,605	$89,068

Income before Income Taxes:
Forged and Cast Rolls	$4,140	$11,644
Air and Liquid Processing	2,474	2,984

Total Reportable Segments	6,614	14,628
Other expense, including corporate costs	(2,774)	(3,008)

Total	$3,840	$11,620

11.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the three months ended March 31, 2012:

Open claims at end of period	8,018	(1)

Gross settlement and defense costs (in 000’s)	$4,853

Claims resolved	215

(1)	Included as “open claims” are approximately 1,663 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table were paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict. Plaintiffs appealed that verdict and in 2008 the California Court of Appeals reversed the jury verdict and remanded the case back to the trial court.

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 300 as of March 31, 2012, are not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for the three months ended March 31, 2012, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through March 31, 2012.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303,000,of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at March 31, 2012 was $192,799,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839,000 ($122,843,000 as of March 31, 2012). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Settlements were paid by the Corporation’s insurance carriers at two third-party landfill sites where it was named a Potentially Responsible Party. In addition, as a result of a sale of a segment in 2003, the Corporation retained the liability to remediate certain environmental contamination and has agreed to indemnify the buyer against third-party claims arising from the discharge of certain contamination, the costs for which were accrued at the time of sale.

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,278,000 at March 31, 2012 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. For the Forged and Cast Rolls segment, business activity in North America has improved slightly from the end of 2011; however, demand remains weak in Europe and throughout the Pacific Rim, particularly in China where roll inventories are at high levels and several new mill projects have been deferred. Pricing continues to be competitive. For the Air and Liquid Processing segment, increased activity in the fossil-fueled utility market has been encouraging while new construction spending by the institutional markets has yet to exhibit any significant signs of improvement.

Consolidated Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Sales. Net sales for the three months ended March 31, 2012 and 2011 were $73,605,000 and $89,068,000, respectively. Backlog approximated $261,043,000 at March 31, 2012 versus $260,001,000 as of December 31, 2011 and $357,283,000 as of March 31, 2011. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 76.4% and 71.2% for the three months ended March 31, 2012 and 2011, respectively. The increase is primarily attributable to the lower volume of shipments, changes in product mix and reduced margins for the Forged and Cast Rolls segment.

Income from Operations. Income from operations for the three months ended March 31, 2012 and 2011 approximated $4,117,000 and $12,129,000, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales and operating income for the three months ended March 31, 2012 decreased from the comparable prior year period due to a lower volume of shipments and changes in product mix. Additionally, lack of demand continued to put pressure on pricing and erode margins. Backlog approximated $215,608,000 at March 31, 2012 against $214,449,000 as of December 31, 2011 and $308,210,000 as of March 31, 2011. The decline from a year ago is due to shipments outpacing new orders and declining profitability in backlog. Approximately $79,948,000 of the current backlog is expected to ship after 2012.

Air and Liquid Processing. For the three months ended March 31, 2012, sales for the segment improved when compared to the same period of the prior year. While a higher volume of shipments to the fossil-fueled utility market benefited Aerofin and Buffalo Pumps, results for Buffalo Air Handling improved due to shipment of the balance of the large order for a customer in medical research. Operating income improved from a year ago for each of the divisions except Buffalo Pumps which was adversely impacted by product mix. Backlog at March 31, 2012 and December 31, 2011 were comparable at approximately $45,500,000 but below March 31, 2011 of $49,073,000 which included the large order for the customer in medical research mentioned above. The majority of the backlog will ship in 2012.

Other Income (Expense). The fluctuation is primarily attributable to fluctuations in foreign exchange gains and losses.

Income Taxes. The increase in the effective income tax rate is attributable to a higher proportion of income before income taxes expected to be generated by the U.S. operations which are taxed at a statutory rate of 35% versus approximately 25% in the U.K.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended March 31, 2012 and 2011 equaled $2,000,000 or $0.19 per common share and $7,677,000 or $0.74 per common share, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities improved for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The increase is primarily due to the reduction in accounts receivable resulting from lower sales in the first quarter of 2012 versus 2011.

Net cash flows used in investing activities for the three months ended March 31, 2012 were higher than March 31, 2011 due to a slightly increased level of capital expenditures. Additionally, proceeds were received from a government grant in the prior year by the U.K. operations. As of quarter end, the balance of grant proceeds expected to be received equaled $615,000 (£405,000). As of March 31, 2012, future capital expenditures approximating $7,489,000, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents increased $7,834,897 in 2012 and ended the period at $77,722,736 (of which approximately $10,096,000 is held by foreign operations) in comparison to $69,887,839 at December 31, 2011. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2012 was approximately $9,300,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 11 and 12 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2011, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2011.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 11 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2012	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: May 10, 2012	BY:	/s/ Marliss D. Johnson
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