Form 10-Q
period 2012-06-30
AMPCO PITTSBURGH CORP
filed 2012-08-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On August 3, 2012, 10,342,756 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$75,083,983	$69,887,839
Receivables, less allowance for doubtful accounts of $507,760 in 2012 and $140,582 in 2011	49,758,231	59,210,733
Inventories	77,594,612	68,544,000
Insurance receivables – asbestos	14,000,000	18,000,000
Other current assets	14,807,166	12,888,528

Total current assets	231,243,992	228,531,100

Property, plant and equipment, net	150,607,833	150,239,845
Insurance receivables – asbestos	105,837,849	108,419,004
Investments in joint ventures	14,126,061	14,872,595
Deferred tax assets	21,312,596	23,637,546
Other noncurrent assets	5,591,544	5,932,335

	$528,719,875	$531,632,425

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,831,856	$19,528,382
Accrued payrolls and employee benefits	10,650,262	10,982,902
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	22,000,000	25,000,000
Other current liabilities	20,885,960	20,337,409

Total current liabilities	87,679,078	89,159,693

Employee benefit obligations	76,622,974	75,257,001
Asbestos liability	166,291,674	172,872,255
Other noncurrent liabilities	1,394,820	1,471,863

Total liabilities	331,988,546	338,760,812

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000,000 shares; issued and outstanding 10,342,756 shares in 2012 and 10,325,602 shares in 2011	10,342,756	10,325,602
Additional paid-in capital	123,927,165	123,088,241
Retained earnings	138,536,567	138,747,964
Accumulated other comprehensive loss	(76,075,159)	(79,290,194)

Total shareholders’ equity	196,731,329	192,871,613

	$528,719,875	$531,632,425

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$69,955,747	$94,971,201	$143,560,867	$184,039,242

Operating costs and expenses:
Costs of products sold (excluding depreciation)	54,301,753	67,590,005	110,538,206	130,984,148
Selling and administrative	9,972,832	11,239,514	20,400,230	22,121,125
Depreciation	2,754,550	2,623,989	5,579,161	5,287,757
(Gain) loss on disposition of assets	(1,338)	1,762	(1,338)	1,762

Total operating expenses	67,027,797	81,455,270	136,516,259	158,394,792

Income from operations	2,927,950	13,515,931	7,044,608	25,644,450

Other income (expense):
Investment-related income	17,790	83,925	34,180	106,469
Interest expense	(60,538)	(82,191)	(116,550)	(158,960)
Other – net	(225,990)	138,133	(462,712)	(316,516)

	(268,738)	139,867	(545,082)	(369,007)

Income before income taxes and equity losses in Chinese joint venture	2,659,212	13,655,798	6,499,526	25,275,443

Income tax provision	(770,000)	(4,366,000)	(2,145,000)	(8,239,000)

Equity losses in Chinese joint venture	(380,717)	(167,051)	(846,480)	(237,119)

Net income	$1,508,495	$9,122,747	$3,508,046	$16,799,324

Net income per common share:
Basic	$0.15	$0.88	$0.34	$1.63

Diluted	$0.15	$0.88	$0.34	$1.62

Cash dividends declared per share	$0.18	$0.18	$0.36	$0.36

Weighted average number of common shares outstanding:
Basic	10,338,775	10,317,793	10,333,888	10,311,509

Diluted	10,386,521	10,406,688	10,389,531	10,386,284

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$1,508,495	$9,122,747	$3,508,046	$16,799,324

Other comprehensive (loss) income, net of tax where applicable:

Adjustments for changes in:
Foreign exchange translation	(1,148,330)	20,556	593,930	1,453,387
Unrealized holding (losses) gains on marketable securities	(69,260)	6,118	40,590	109,205
Fair value of cash flow hedges	(228,910)	(130,503)	(3,399)	(261,272)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,250,681	1,005,238	2,516,877	1,836,733
Realized (gains) from sale of marketable securities	(6,533)	(15,526)	(27,430)	(22,039)
Realized (gains) losses from settlement of cash flow hedges	(28,138)	(191,310)	94,467	(621,329)

Other comprehensive (loss) income	(230,490)	694,573	3,215,035	2,494,685

Comprehensive income	$1,278,005	$9,817,320	$6,723,081	$19,294,009

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Net cash flows provided by operating activities	$14,210,343	$14,433,220

Cash flows from investing activities:

Purchases of property, plant and equipment	(5,704,850)	(6,381,131)
Purchases of long-term marketable securities	(316,482)	(318,436)
Proceeds from sale of long-term marketable securities	314,900	288,147
Proceeds from U.K. government grant	0	484,499

Net cash flows used in investing activities	(5,706,432)	(5,926,921)

Cash flows from financing activities:

Dividends paid	(3,718,266)	(3,712,107)
Proceeds from the issuance of common stock	78,000	167,152
Excess tax benefits from the exercise of stock options	13,130	46,914

Net cash flows used in financing activities	(3,627,136)	(3,498,041)

Effect of exchange rate changes on cash and cash equivalents	319,369	332,651

Net increase in cash and cash equivalents	5,196,144	5,340,909

Cash and cash equivalents at beginning of period	69,887,839	70,020,838

Cash and cash equivalents at end of period	$75,083,983	$75,361,747

Supplemental information:

Income tax payments	$2,822,660	$3,578,668

Interest payments	$116,340	$160,338

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,181,187	$1,339,007

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

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

At June 30, 2012 and December 31, 2011, approximately 61% and 62%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	June 30, 2012	December 31, 2011
Raw materials	$18,919	$20,798
Work-in-process	33,495	29,314
Finished goods	13,538	7,835
Supplies	11,643	10,597

	$77,595	$68,544

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	June 30, 2012	December 31, 2011
Land and land improvements	$4,974	$4,974
Buildings	41,447	41,433
Machinery and equipment	227,920	224,426
Construction-in-progress	14,887	12,446
Other	8,431	8,419

	297,659	291,698
Accumulated depreciation	(147,051)	(141,458)

	$150,608	$150,240

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $1,300,000 (£836,000) at June 30, 2012 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	June 30, 2012	December 31, 2011
Customer-related liabilities	$9,758	$10,506
Accrued sales commissions	1,861	2,245
Dividend payable	1,860	1,859
Other	7,407	5,727

	$20,886	$20,337

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Balance at beginning of the period	$5,472	$5,141	$5,498	$5,113
Satisfaction of warranty claims	(573)	(900)	(1,265)	(1,540)
Provision for warranty claims	642	699	1,231	1,298
Other, primarily impact from changes in foreign currency exchange rates	(53)	2	24	71

Balance at end of the period	$5,488	$4,942	$5,488	$4,942

5.	Pension and Other Postretirement Benefits

Contributions for the six months ended June 30, 2012 and 2011 were as follows:

	(in thousands)
	2012	2011
U.S. pension benefits plans	$0	$0
U.K. pension benefits plan	$888	$824
Other postretirement benefits (e.g. net payments)	$289	$330
U.K. defined contribution plan	$152	$204

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
U.S. Pension Benefits
Service cost	$1,151	$731	$1,972	$1,557
Interest cost	2,063	2,136	4,257	4,434
Expected return on plan assets	(2,395)	(2,538)	(4,778)	(4,829)
Amortization of prior service cost	167	164	334	328
Amortization of actuarial loss	1,512	1,160	3,043	2,118

Net benefit cost	$2,498	$1,653	$4,828	$3,608

U.K. Pension Benefits
Interest cost	$622	$659	$1,245	$1,303
Expected return on plan assets	(522)	(588)	(1,044)	(1,163)
Amortization of actuarial loss	149	127	297	250

Net benefit cost	$249	$198	$498	$390

Other Postretirement Benefits
Service cost	$162	$164	$323	$321
Interest cost	229	279	459	510
Amortization of prior service cost	21	22	43	43
Amortization of actuarial loss	103	100	206	128

Net benefit cost	$515	$565	$1,031	$1,002

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2012 approximated $19,546,000, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

As of June 30, 2012, approximately $26,236,000 of anticipated foreign-denominated sales has been hedged of which $1,438,000 is covered by cash flow contracts settling at various dates through March 2013 and the remaining $24,798,000 is covered by fair value contracts settling at various dates through September 2013. As of June 30, 2012, the fair value of foreign currency sales contracts designated as cash flow hedges expecting to settle within the next 12 months approximated $130,000 and is recorded as other current assets. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $81,000 and $114,000, net of income taxes, as of June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, approximately $17,000, net of income taxes, was recognized as comprehensive income (loss) and $50,000, net of income taxes, was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sale occurs with approximately $130,000 expected to be released to pretax earnings in the next 12 months. During the three months ended June 30, 2012, no amounts were released to pre-tax earnings and for the three months ended June 30, 2011 approximately $15,000 was released to pre-tax earnings. During the six months ended June 30, 2012 and 2011, approximately $79,000 and $198,000, respectively, was released to pre-tax earnings

As of June 30, 2012, the fair value of foreign currency sales contracts designated as fair value hedges expecting to settle within the next 12 months approximated $330,000 and is recorded as other current assets. (The fair value of the related hedged items, recorded as other current liabilities or a reduction to accounts receivable, approximated $325,000.) The fair value of the remaining fair value hedges equaled $48,000 and is recorded as other noncurrent assets. (The fair value of the related hedged items, recorded as other noncurrent liabilities, approximated $46,000.) The fair value of assets held as collateral as of June 30, 2012 approximated $785,000.

Gains on foreign exchange transactions included in other income (expense) approximated $52,000 and $321,000 for the three months ended June 30, 2012 and 2011, respectively, and $78,000 and $130,000 for the six months ended June 30, 2012 and 2011, respectively.

In May 2009, the Corporation entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. All contracts were settled as of December 31, 2010; accordingly, no amounts were recognized as comprehensive income (loss) in 2011 or 2012. Approximately $8,000, net of income taxes, was released from accumulated other comprehensive income (loss) for the six months ended June 30, 2012. The change in the fair value of the contracts is recorded as a component of accumulated other comprehensive income (loss) and approximated $301,000 and $309,000, net of income taxes, as of June 30, 2012 and December 31, 2011, respectively. The change in the fair value is being amortized to pre-tax earnings (as an offset to depreciation expense) over the life of the underlying assets. For the three months ended June 30, 2012 and 2011, approximately $7,000 and $8,000, respectively, was released to pre-tax earnings and for the six months ended June 30, 2012 and 2011, approximately $14,000 and $16,000, respectively, was released to pre-tax earnings. Approximately $28,000 is expected to be released to pre-tax earnings within the next 12 months.

At June 30, 2012, the Corporation has purchase commitments covering 50% or $9,000,000 of anticipated natural gas usage over approximately the next four years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

One of the Corporation’s subsidiaries is subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sales occur. At June 30, 2012, approximately 54% or $2,723,000 of anticipated copper purchases over the next eight months and 63% or $810,000 of anticipated aluminum purchases over the next six months are hedged. The fair value of these contracts (both outstanding and settled) approximated $(290,000) as of June 30, 2012. The change in the fair value of the contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) and approximated $(182,000) and $(314,000), net of income taxes, as of June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, approximately $(20,000), net of income taxes, was recognized as comprehensive income (loss) and $(152,000), net of income taxes, was released from accumulated other comprehensive income (loss). The change in the fair value will be reclassified to earnings when the projected sale occurs with approximately $(290,000) expected to be released to pretax earnings in the next 12 months. During the three months ended June 30, 2012 and 2011, approximately $38,000 and $276,000, respectively, was released to pre-tax earnings and during the six months ended June 30, 2012 and 2011, approximately $(246,000) and $780,000, respectively, was released to pre-tax earnings. The fair value of assets held as collateral as of June 30, 2012 equaled $500,000.

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

In May 2012, the Compensation Committee granted 164,500 non-qualified stock options to select employees. The options have a ten-year life and vest over a three year period. The exercise price of $17.67 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $6.68 per share. The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 0.76%, an expected dividend yield of 3.01% and an expected volatility of 53.46%. The resultant stock-based compensation expense of $1,099,000 will be recognized over the requisite service period of three years.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to the eight non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25,000 and will be fully vested as of the grant date. In June 2012, 11,320 shares of common stock were issued to the non-management directors.

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 equaled $266,000 and $613,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $93,000 and $215,000, respectively. Stock-based compensation expense for the six months ended June 30, 2012 and 2011 equaled $665,000 and $961,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $233,000 and $336,000, respectively.

9.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheet as of June 30, 2012 and December 31, 2011 were as follows:

	(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2012

Investments
Other noncurrent assets	$3,166	$0	$0	$3,166
Foreign currency exchange contracts
Accounts receivable	0	(37)	0	(37)
Other current assets	0	460	0	460
Other noncurrent assets	0	48	0	48
Other current liabilities	0	288	0	288
Other noncurrent liabilities	0	46	0	46

As of December 31, 2011
Investments
Other noncurrent assets	$3,090	$0	$0	$3,090
Foreign currency exchange contracts
Other current assets	0	363	0	363
Other noncurrent assets	0	169	0	169
Other current liabilities	0	174	0	174
Other noncurrent liabilities	0	116	0	116

10.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales:
Forged and Cast Rolls	$43,584	$69,919	$87,532	$132,802
Air and Liquid Processing	26,372	25,052	56,029	51,237

Total Reportable Segments	$69,956	$94,971	$143,561	$184,039

Income before Income Taxes:
Forged and Cast Rolls	$3,240	$14,026	$7,380	$25,670
Air and Liquid Processing	2,234	2,298	4,708	5,282

Total Reportable Segments	5,474	16,324	12,088	30,952
Other expense, including corporate costs – net	(2,815)	(2,668)	(5,588)	(5,677)

Total	$2,659	$13,656	$6,500	$25,275

11.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the six months ended June 30, 2012:

Open claims at end of period	7,973	(1)
Gross settlement and defense costs (in 000’s)	$9,609
Claims resolved	345

(1)

Included as “open claims” are approximately 1,657 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Insurance

Certain of the Corporation’s subsidiaries and the Corporation have an arrangement (the “Coverage Arrangement”) with insurers responsible for historical primary and some first-layer excess insurance coverage for Asbestos Liability (the “Paying Insurers”). Under the Coverage Arrangement, the Paying Insurers accept financial responsibility, subject to the limits of the policies and based on fixed defense percentages and specified indemnity allocation formulas, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 290 as of June 30, 2012, are not included within the Coverage Arrangement. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for the six months ended June 30, 2012, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through June 30, 2012.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303,000, of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs. The reserve at June 30, 2012 was $188,031,000. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Coverage Arrangement, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839,000 ($119,625,000 as of June 30, 2012). The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,245,000 at June 30, 2012 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. For the Forged and Cast Rolls segment, business activity in North America is expected to be better in the current year when compared to 2011; however, demand remains weak in Europe and throughout the Pacific Rim, particularly in China where roll inventories are at high levels and several new mill projects have been deferred. Pricing continues to be competitive. For the Air and Liquid Processing segment, increased activity in the fossil-fueled utility market has been encouraging while new construction spending by the institutional markets has yet to exhibit any significant signs of improvement.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net Sales. Net sales for the three months ended June 30, 2012 and 2011 were $69,956,000 and $94,971,000, respectively, and $143,561,000 and $184,039,000, respectively for the six months then ended. Backlog approximated $245,769,000 at June 30, 2012 versus $260,001,000 as of December 31, 2011 and $313,621,000 as of June 30, 2011. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 77.6% and 71.2% for the three months ended June 30, 2012 and 2011, respectively, and 77.0% and 71.2% for the six months ended June 30, 2012 and 2011, respectively. The increase is primarily attributable to the lower volume of shipments, changes in product mix and reduced margins for the Forged and Cast Rolls segment.

Selling and Administrative. The decrease in selling and administrative expenses for the three and six months ended June 30, 2012 against the comparable prior year periods is primarily due to lower commissions and freight costs associated with the lower volume of sales.

Depreciation. The increase in depreciation expense for the three and six months ended June 30, 2012 against the comparable prior year periods is attributable to additional depreciation associated with assets placed in service in the prior year.

Income from Operations. Income from operations for the three months ended June 30, 2012 and 2011 approximated $2,928,000 and $13,516,000, respectively, and $7,045,000 and $25,644,000, respectively, for the six months then ended. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales and operating income for the three and six months ended June 30, 2012 decreased from the comparable prior year periods due to a lower volume of shipments and changes in product mix. Additionally, lack of demand continued to put pressure on pricing and erode margins. Backlog approximated $195,640,000 at June 30, 2012 against $214,449,000 as of December 31, 2011 and $266,322,000 as of June 30, 2011. The decline from a year ago is due to shipments outpacing new orders and declining profitability in backlog. Approximately $77,439,000 of the current backlog is expected to ship after 2012.

Air and Liquid Processing. For the three and six months ended June 30, 2012, sales for the segment improved when compared to the same periods of the prior year. Sales for Aerofin and Buffalo Pumps benefited from a higher level of shipments to the fossil-fueled utility market. Although operating income for Aerofin improved on the higher volume of shipments, operating income for Buffalo Pumps was adversely affected by product mix. Sales and operating income for the quarter were comparable to the prior year for Buffalo Air Handling but improved on a year-to-date basis due to shipment of the balance of the large order for a customer in medical research. Backlog approximated $50,129,000 at June 30, 2012 against $45,552,000 as of December 31, 2011 and $47,299,000 as of June 30, 2011; the increase attributable to additional orders for the fossil-fueled utility market. The majority of the backlog will ship in 2012.

Other Income (Expense). The fluctuation is primarily attributable to fluctuations in foreign exchange gains and losses.

Income Taxes. The decrease in the effective income tax rate for the quarter is primarily attributable to beneficial permanent differences. The effective income tax rates for the six month periods are comparable with the slight increase in the current period due to a higher proportion of income before income taxes expected to be generated by the U.S. operations which are taxed at a higher rate and thereby offsetting the expected improvement from the beneficial permanent differences.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended June 30, 2012 and 2011 equaled $1,508,000 or $0.15 per common share and $9,123,000 or $0.88 per common share, respectively and $3,508,000 or $0.34 per common share and $16,799,000 or $1.63 per common share, respectively, for the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the six months ended June 30, 2012 were comparable to the six months ended June 30, 2011. The benefit resulting from the reduction in accounts receivable is offset by higher inventory levels.

Net cash flows used in investing activities for the six months ended June 30, 2012 were comparable to the six months ended June 30, 2011. While capital expenditures have been slightly less than the prior year level, proceeds were received in the prior year from a U.K. government grant. As of period end, the balance of grant proceeds expected to be received equaled $615,000 (£405,000). As of June 30, 2012, future capital expenditures approximating $7,236,000, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the periods and represented primarily payment of dividends offset by proceeds from the issuance of common stock.

As a result of the above, cash and cash equivalents increased $5,196,144 in 2012 and ended the period at $75,083,983 (of which approximately $6,000,000 is held by foreign operations) in comparison to $69,887,839 at December 31, 2011. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2012 was approximately $9,200,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Items 2-4	None

Item 5	Other Information

On May 3, 2012, Ampco-Pittsburgh Corporation held its annual meeting of shareholders. The following are the voting results for the items of business that were voted upon by shareholders at that meeting:

1.	In the election of three Directors for a term expiring in 2015:

	For	Withheld
Robert J. Appel	8,642,258 Votes	333,480 Votes
Paul A. Gould	8,571,668 Votes	404,070 Votes
Robert A. Paul	8,410,277 Votes	565,461 Votes

2.	To approve, in a non-binding vote, the compensation of the named executive officers.

5,462,407 For	1,833,850 Against	1,679,481 Abstain

3.	Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accountants firm for 2012.

9,734,821 For	267,105 Against	10,046 Abstain

Item 6	Exhibits

(3)	Articles of Incorporation and By-laws

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2012	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: August 9, 2012	BY:	/s/ Marliss D. Johnson
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