Form 10-K/A
period 2011-12-31
AMPCO PITTSBURGH CORP
filed 2012-08-22
CIK 6176

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

EXPLANATORY NOTE

Ampco-Pittsburgh Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on March 15, 2012 (the “Original Report”), for the sole purpose of correcting an error in Item 9A, Controls and Procedures. In the first sentence of the second paragraph under the subheading “Management’s Annual Report on Internal Control Over Financial Reporting”, the Company inadvertently referred to December 31, 2010 as the date as of which management assessed the effectiveness of the Company’s internal control over financial reporting. In fact, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The Company is filing this Amendment solely to amend Item 9A to clarify the date as of which management assessed the effectiveness of the Company’s internal control over financial reporting. This Amendment amends and restates in their entirety Item 9A of Part II and Item 15 of Part IV of the Original Report.

No other amendments, modifications, updates or changes are being made to the Original Report other than as described above. This Amendment speaks as of the date of the filing of the Original Report. The Company has not taken into account any other events occurring after the filing of the Original Report which might have affected any disclosures in the Original Report, nor has the Company amended, modified, updated or otherwise changed any disclosures to reflect any subsequent events.

We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2011.

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

Pittsburgh, Pennsylvania

March 15, 2012

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

b.	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

c.	Amendment to Severance Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul dated February 16, 2011 Incorporated by reference to the 2010 Annual Report on Form 10-K.

d.	2008 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 6, 2008.

e.	2011 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 22, 2011.

f.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009 Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(21)	Significant Subsidiaries Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(23.1)	Consent of Deloitte & Touche LLP Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc. Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(31.3)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.4)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

(101)	Interactive Data File (XBRL) Incorporated by reference to the 2011 Annual Report on Form 10-K filed on March 15, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 22, 2012	AMPCO-PITTSBURGH CORPORATION

	By:	/s/ Robert A. Paul
Name: Robert A. Paul
Title: Chief Executive Officer