Form 10-Q
period 2012-09-30
AMPCO PITTSBURGH CORP
filed 2012-11-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On November 5, 2012, 10,342,756 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$71,841,862	$69,887,839
Receivables, less allowance for doubtful accounts of $500,702 in 2012 and $140,582 in 2011	50,450,650	59,210,733
Inventories	78,640,938	68,544,000
Insurance receivables – asbestos	14,000,000	18,000,000
Other current assets	13,313,328	12,888,528

Total current assets	228,246,778	228,531,100

Property, plant and equipment, net	150,368,288	150,239,845
Insurance receivables – asbestos	101,916,325	108,419,004
Investments in joint ventures	13,466,782	14,872,595
Deferred tax assets	22,660,628	23,637,546
Other noncurrent assets	5,861,402	5,932,335

	$522,520,203	$531,632,425

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,772,178	$19,528,382
Accrued payrolls and employee benefits	11,484,224	10,982,902
Industrial Revenue Bond debt	13,311,000	13,311,000
Asbestos liability – current portion	22,000,000	25,000,000
Other current liabilities	21,549,038	20,337,409

Total current liabilities	85,116,440	89,159,693

Employee benefit obligations	77,683,710	75,257,001
Asbestos liability	158,715,835	172,872,255
Other noncurrent liabilities	1,528,138	1,471,863

Total liabilities	323,044,123	338,760,812

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:

Common stock – par value $1; authorized 20,000,000 shares; issued and outstanding 10,342,756 shares in 2012 and 10,325,602 shares in 2011	10,342,756	10,325,602
Additional paid-in capital	124,173,489	123,088,241
Retained earnings	138,201,456	138,747,964
Accumulated other comprehensive loss	(73,241,621)	(79,290,194)

Total shareholders’ equity	199,476,080	192,871,613

	$522,520,203	$531,632,425

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$72,190,123	$74,263,346	$215,750,990	$258,302,588

Operating costs and expenses:
Costs of products sold (excluding depreciation)	56,065,811	58,059,322	166,604,017	189,043,470
Selling and administrative	9,677,552	9,885,364	30,077,782	32,006,489
Depreciation	2,698,731	2,483,671	8,277,892	7,771,428
(Gain) loss on disposition of assets	0	(3)	(1,338)	1,759

Total operating expenses	68,442,094	70,428,354	204,958,353	228,823,146

Income from operations	3,748,029	3,834,992	10,792,637	29,479,442

Other income (expense):
Investment-related income	13,857	22,664	48,037	129,133
Interest expense	(61,210)	(81,892)	(177,760)	(240,852)
Other – net	(170,113)	(334,362)	(632,825)	(650,878)

	(217,466)	(393,590)	(762,548)	(762,597)

Income before income taxes and equity losses in Chinese joint venture	3,530,563	3,441,402	10,030,089	28,716,845

Income tax provision	(1,498,000)	(525,000)	(3,643,000)	(8,764,000)

Equity losses in Chinese joint venture	(504,066)	(160,347)	(1,350,546)	(397,466)

Net income	$1,528,497	$2,756,055	$5,036,543	$19,555,379

Net income per common share:
Basic	$0.15	$0.27	$0.49	$1.90

Diluted	$0.15	$0.26	$0.48	$1.88

Cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of common shares outstanding:
Basic	10,342,756	10,325,602	10,336,865	10,316,258

Diluted	10,384,291	10,403,181	10,387,839	10,392,592

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,528,497	$2,756,055	$5,036,543	$19,555,379

Other comprehensive income (loss), net of tax where applicable:

Adjustments for changes in:
Foreign exchange translation	1,388,591	(1,603,384)	1,982,521	(149,997)
Unrealized holding gains (losses) on marketable securities	93,617	(297,902)	134,207	(188,697)
Fair value of cash flow hedges	175,771	(634,832)	172,372	(896,104)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,105,841	917,724	3,622,718	2,754,457
Realized (gains) losses from sale of marketable securities	(12,668)	20,905	(40,098)	(1,134)
Realized losses (gains) from settlement of cash flow hedges	82,386	35,549	176,853	(585,780)

Other comprehensive income (loss)	2,833,538	(1,561,940)	6,048,573	932,745

Comprehensive income	$4,362,035	$1,194,115	$11,085,116	$20,488,124

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Net cash flows provided by operating activities	$14,478,282	$27,453,914

Cash flows from investing activities:

Purchases of property, plant and equipment	(7,763,864)	(11,732,401)
Purchases of long-term marketable securities	(589,699)	(742,885)
Proceeds from sale of long-term marketable securities	543,073	693,366
Proceeds from U.K. government grant	373,321	484,499

Net cash flows used in investing activities	(7,437,169)	(11,297,421)

Cash flows from financing activities:

Dividends paid	(5,579,963)	(5,570,715)
Proceeds from issuance of common stock	78,000	167,152
Excess tax benefits from exercise of stock options	13,130	46,914

Net cash flows used in financing activities	(5,488,833)	(5,356,649)

Effect of exchange rate changes on cash and cash equivalents	401,743	83,167

Net increase in cash and cash equivalents	1,954,023	10,883,011

Cash and cash equivalents at beginning of period	69,887,839	70,020,838

Cash and cash equivalents at end of period	$71,841,862	$80,903,849

Supplemental information:

Income tax payments	$2,933,657	$4,386,835

Interest payments	$177,652	$241,984

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$623,725	$1,647,134

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

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

At September 30, 2012 and December 31, 2011, approximately 61% and 62%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	(in thousands)
	September 30, 2012	December 31, 2011
Raw materials	$20,870	$20,798
Work-in-process	32,758	29,314
Finished goods	13,518	7,835
Supplies	11,495	10,597

	$78,641	$68,544

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	(in thousands)
	September 30, 2012	December 31, 2011
Land and land improvements	$4,982	$4,974
Buildings	41,694	41,433
Machinery and equipment	235,020	224,426
Construction-in-progress	10,028	12,446
Other	8,589	8,419

	300,313	291,698
Accumulated depreciation	(149,945)	(141,458)

	$150,368	$150,240

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $1,351,000 (£836,000) at September 30, 2012 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	(in thousands)
	September 30, 2012	December 31, 2011
Customer-related liabilities	$10,106	$10,506
Accrued sales commissions	1,702	2,245
Dividend payable	1,862	1,859
Other	7,879	5,727

	$21,549	$20,337

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$5,488	$4,942	$5,498	$5,113
Satisfaction of warranty claims	(604)	(386)	(1,869)	(1,926)
Provision for warranty claims	980	872	2,211	2,170
Other, primarily impact from changes in foreign currency exchange rates	87	(76)	111	(5)

Balance at end of the period	$5,951	$5,352	$5,951	$5,352

5.	Pension and Other Postretirement Benefits

Contributions for the nine months ended September 30, 2012 and 2011 were as follows:

	(in thousands)
	2012	2011
U.S. pension benefits plans	$0	$0
U.K. pension benefits plan	$1,333	$1,276
Other postretirement benefits (e.g. net payments)	$449	$487
U.K. defined contribution plan	$232	$307

Net periodic pension and other postretirement costs include the following components:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. Pension Benefits

Service cost	$986	$779	$2,958	$2,336
Interest cost	2,129	2,216	6,386	6,650
Expected return on plan assets	(2,389)	(2,415)	(7,167)	(7,244)
Amortization of prior service cost	167	164	501	492
Amortization of actuarial loss	1,522	1,059	4,565	3,177

Net benefit cost	$2,415	$1,803	$7,243	$5,411

U.K. Pension Benefits

Interest cost	$626	$649	$1,871	$1,952
Expected return on plan assets	(525)	(579)	(1,569)	(1,742)
Amortization of actuarial loss	150	124	447	374

Net benefit cost	$251	$194	$749	$584

Other Postretirement Benefits

Service cost	$280	$161	$603	$482
Interest cost	230	255	689	765
Amortization of prior service cost	21	21	64	64
Amortization of actuarial loss	(152)	64	54	192

Net benefit cost	$379	$501	$1,410	$1,503

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2012 approximated $19,053,000, the majority of which serve as collateral for the Industrial Revenue Bond debt.

In 2010, UES-UK was awarded a government grant of up to $1,325,000 (£850,000) toward the purchase and installation of certain machinery and equipment of which $1,083,000 (£680,000) has been received to date. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See Note 11 regarding litigation and Note 12 for environmental matters.

7.	Foreign Currency Exchange and Futures Contracts

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges and are recorded in the condensed consolidated balance sheets as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the condensed consolidated statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense).

As of September 30, 2012, approximately $20,556,000 of anticipated foreign-denominated sales has been hedged of which $877,000 is covered by cash flow contracts settling at various dates through March 2013 and the remaining $19,679,000 is covered by fair value contracts settling at various dates through September 2013. The fair value of assets held as collateral for the fair value hedge contracts as of September 30, 2012 approximated $808,000.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold) when the projected sale occurs. At September 30, 2012, approximately 58% or $2,856,000 of anticipated copper purchases over the next eight months and 63% or $794,000 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of September 30, 2012 equaled $500,000.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts had been settled and the underlying fixed assets were placed in service. The change in the fair value is included in accumulated other comprehensive income (loss) and is being amortized to pre-tax earnings (as an offset to depreciation expense) over the life of the underlying assets.

No portion of the existing cash flow or fair value hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of the hedge.

The location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of September 30, 2012 and December 31, 2011 are as follows:

		(in thousands)
	Location of Fair Value in Balance Sheets	September 30, 2012	December 31, 2011

Cash flow hedge contracts	Other current assets	$111	$256
	Noncurrent assets	$0	$57

Fair value hedge contracts	Other current assets	$394	$107
	Noncurrent assets	$0	$112

Fair value hedged item	Accounts receivable	$(74)	$(72)
	Other current liability	$340	$174
	Noncurrent liability	$0	$116

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive income (loss). The balances as of December 31, 2011 and September 30, 2012 and the amount recognized as and released from accumulated other comprehensive income (loss) for the nine months ended September 30, 2012 is summarized below. All amounts are after-tax.

	(in thousands)
		Recognized as Comprehensive Income (Loss)	Released from Accumulated Other Comprehensive Income (Loss)
	December 31,	Nine Months Ended September 30,		September 30,
	2011	2012	2012	2012
Foreign currency sales contracts –cash flow hedges	$114	$14	$83	$45

Foreign currency sales contracts –fair value hedges	N/A	N/A	N/A	N/A

Foreign currency purchase contracts	$309	$0	$13	$296

Futures contracts – copper and aluminum	$(314)	$158	$(273)	$117

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive income (loss) to earnings is summarized below. All amounts are pretax.

		(in thousands)
	Location of Gain (Loss) In Statements of Operations	Estimated to be reclassified with the next 12 months	Three Months Ended September 30,		Nine Months Ended September 30,
			2012	2011	2012	2011
Foreign currency sales contracts – cash flow hedges	Sales	$72	$52	$(18)	$131	$180

Foreign currency sales contracts – fair value hedges	N/A	N/A	N/A	N/A	N/A	N/A

Foreign currency purchase contracts	Depreciation expense	$27	$7	$8	$20	$24

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	$117	$(192)	$(46)	$(438)	$734

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $77,000 and $(103,000) for the three months ended September 30, 2012 and 2011, respectively, and $155,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, the Corporation has purchase commitments covering 48% or $8,000,000 of anticipated natural gas usage over approximately the next three years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets.

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

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to the eight non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25,000 and will be fully vested as of the grant date. In June 2012, 11,320 shares of common stock were issued to the non-employee directors.

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 equaled $296,000 and $497,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $103,000 and $174,000, respectively. Stock-based compensation expense for the nine months ended September 30, 2012 and 2011 equaled $961,000 and $1,458,000, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $336,000 and $510,000, respectively.

9.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 were as follows:

	(in thousands)
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2012

Investments
Other noncurrent assets	$3,318	$0	$0	$3,318
Foreign currency exchange contracts
Accounts receivable	$0	$(74)	$0	$(74)
Other current assets	$0	$505	$0	$505
Other current liabilities	$0	$340	$0	$340

As of December 31, 2011

Investments
Other noncurrent assets	$3,090	$0	$0	$3,090
Foreign currency exchange contracts
Accounts receivable	$0	$(72)	$0	$(72)
Other current assets	$0	$363	$0	$363
Other noncurrent assets	$0	$169	$0	$169
Other current liabilities	$0	$174	$0	$174
Other noncurrent liabilities	$0	$116	$0	$116

Fair Value of Financial Instruments

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under the non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of the variable-rate IRB debt approximates its carrying value. Additionally, the fair value of trade receivables and trade payables approximate their carrying value.

10.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales:
Forged and Cast Rolls	$46,431	$49,312	$133,963	$182,114
Air and Liquid Processing	25,759	24,951	81,788	76,189

Total Reportable Segments	$72,190	$74,263	$215,751	$258,303

Income before Income Taxes:
Forged and Cast Rolls	$4,846	$4,604	$12,226	$30,274
Air and Liquid Processing	1,026	1,815	5,734	7,097

Total Reportable Segments	5,872	6,419	17,960	37,371
Other expense, including corporate costs – net	(2,341)	(2,978)	(7,930)	(8,654)

Total	$3,531	$3,441	$10,030	$28,717

11.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the nine months ended September, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Total claims pending at the beginning of the period	8,145	8,081
New claims served	1,343	1,434
Claims dismissed	(329)	(1,162)
Claims settled	(190)	(197)

Total claims pending at the end of the period	8,969 (1)	8,156 (2)

Gross settlement and defense costs (in 000’s)	$16,738	$16,927

Average gross settlement and defense costs per claim resolved (in 000’s)	$32	$12

(1)	Included as “open claims” are approximately 1,658 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi- district litigation, commonly referred to as the MDL.

(2)	Included as “open claims” are approximately 1,688 claims classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table were paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period. In 2006, for the first time, a claim for Asbestos Liability against one of the Corporation’s subsidiaries was tried to a jury. The trial resulted in a defense verdict. Plaintiffs appealed that verdict and in 2008 the California Court of Appeals reversed the jury verdict and remanded the case back to the trial court. In 2012, the plaintiffs dismissed the case with prejudice which means it cannot be re-filed.

Asbestos Insurance

The Corporation and its Air & Liquid Systems Corporation (“Air & Liquid”) subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). The Settlement Agreements include agreements with insurers encompassing all known solvent primary policies and solvent first-layer excess policies with responsibilities for Asbestos Liability. The Settlement Agreements also include an agreement, effective on October 8, 2012, with insurers responsible for the majority of the solvent second-layer and above excess insurance policies issued to the Corporation from 1981 through 1984. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary that is in dissolution proceedings, numbering approximately 284 as of September 30, 2012, are not included within the Settlement Agreements. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

The Settlement Agreements include acknowledgements that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Settlement Agreements do not provide for any prioritization on access to the applicable policies or any sublimits of liability as to Howden or the Corporation and Air & Liquid, and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of a Product. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for Asbestos Liability.

On February 24, 2011, the Corporation and its Air & Liquid subsidiary filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid entered into an agreement, effective October 8, 2012, as described above, with eight of the domestic defendant insurers in the action. That agreement specifies the terms and conditions upon which the insurer parties would contribute to defense and indemnity costs for claims for Asbestos Liability. Howden also reached an agreement with such insurers, effective the same day, addressing asbestos-related bodily injury claims arising from the Products. On October 16, 2012, the Court entered Orders dismissing all claims filed by the Corporation and Air & Liquid, Howden and the eight settling excess insurers against each other in the litigation. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending as to non-settled parties.

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

Using this information, HR&A estimated in 2010 the number of future claims for Asbestos Liability that would be filed through the year 2020, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2020. This methodology has been accepted by numerous courts. For purposes of its consolidated financial statements for the nine months ended September 30, 2012, the Corporation reviewed its current Asbestos Liability and ultimately utilized the estimate by HR&A completed in 2010, as updated by the Corporation to reflect its Asbestos Liability expenditures through September 30, 2012.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, self-insured retentions, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation retained in 2010 a nationally-recognized insurance consulting firm to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2020. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2010 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2020 was $218,303,000,of which approximately 85% was attributable to settlement costs for unasserted claims projected to be filed through 2020 and future defense costs ($180,716,000 as of September 30, 2012). While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2020. Accordingly, no reserve has been recorded for any costs that may be incurred after 2020.

The Corporation’s receivable at December 31, 2010 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through September 30, 2012, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141,839,000 ($115,916,000 as of September 30, 2012).

The following table summarizes activity for the three and nine months ended September 30, 2012 and 2011.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Insurance receivable – asbestos at beginning of period	$119,625	$133,927	$126,206	$141,839
Settlements and defense costs paid by insurance carriers	(3,709)	(3,924)	(10,290)	(11,836)

Insurance receivable – asbestos at end of period	$115,916	$130,003	$115,916	$130,003

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and substantially all of the insurance recoveries deemed probable were from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2020. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years. The insurance receivable through September 30, 2012 does not reflect the impact of the settlement agreement reached by the Corporation and its Air & Liquid Systems Corporation subsidiary with eight domestic excess insurers effective October 8, 2012. The Corporation’s analysis of the impact of that settlement agreement remains on-going. The Corporation believes that such agreement is generally consistent with and supportive of its prior determination of its insurance receivable under applicable accounting standards.

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

Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,210,000 at September 30, 2012 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. For the Forged and Cast Rolls segment, although business activity in North America has remained stronger than in other parts of the world, overall sales volumes are expected to be lower in the current year versus 2011. Demand remains weak in Europe and throughout the Pacific Rim, particularly in China where roll inventories are at high levels and several new mill projects have been deferred. Additionally, lack of demand continues to put pressure on pricing and erode margins. Management expects a continuation of losses by its Chinese forged roll joint venture company (for which it has a 49% interest and accounts for on the equity method of accounting). While losses to date are largely the result of non-cash expense, if conditions deteriorate or other impairment indicators arise, future earnings of the Corporation may be adversely affected by an impairment charge. For the Air and Liquid Processing segment, increased activity in the fossil-fueled utility market has been encouraging while new construction spending by the institutional markets has yet to exhibit any significant signs of improvement.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net Sales. Net sales for the three months ended September 30, 2012 and 2011 were $72,190,000 and $74,263,000, respectively, and $215,751,000 and $258,303,000, respectively, for the nine months then ended. Backlog approximated $216,940,000 at September 30, 2012 versus $260,001,000 as of December 31, 2011 and $298,812,000 as of September 30, 2011. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales for the three months ended September 30, 2012 and 2011 were comparable at approximately 77.7% and 78.2%, respectively. The increase in costs of products sold, excluding depreciation, as a percentage of net sales for the nine months ended September 30, 2012 of 77.2% versus 73.2% for the nine months ended September 30, 2011 is attributable to the lower volume of shipments, changes in product mix and reduced margins principally for the Forged and Cast Rolls segment as elaborated in the segment discussion.

Selling and Administrative. The decrease in selling and administrative expenses for the three and nine months ended September 30, 2012 against the comparable prior year periods is primarily due to lower commissions and freight costs associated with the lower volume of sales.

Income from Operations. Income from operations for the three months ended September 30, 2012 and 2011 approximated $3,748,000 and $3,835,000, respectively, and $10,793,000 and $29,479,000, respectively, for the nine months then ended. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. While sales for the three months ended September 30, 2012 were less than the three months ended September 30, 2011, operating income benefited from net proceeds of approximately $500,000 for the modification of a 2006 technology sale agreement. The decrease in sales and operating income for the nine months ended September 30, 2012 from the comparable prior year period is attributable to a lower volume of shipments and reduced selling prices which adversely impacted results by approximately $10,300,000 and $9,300,000, respectively. Backlog approximated $170,195,000 at September 30, 2012 against $214,449,000 as of December 31, 2011 and $255,364,000 as of September 30, 2011. The decline from a year ago is due to shipments outpacing new orders and declining profitability in backlog. Approximately $104,594,000 of the current backlog is expected to ship after 2012.

Air and Liquid Processing. Although sales for the three and nine months ended September 30, 2012 exceeded the comparable prior year periods, operating income for each of the periods declined principally due to changes in product mix. For Buffalo Pumps, sales for the quarter benefited from a higher level of shipments of commercial pumps and on a year-to-date basis from increased volume with the fossil-fueled utility market. For Aerofin, sales for the quarter and year to date included improved activity with the fossil-fueled utility market. For Buffalo Air Handling, sales for the quarter decreased from the comparable prior year period due to lower construction spending; however, sales are comparable on a year-to-date basis. Backlog approximated $46,745,000 at September 30, 2012 against $45,552,000 as of December 31, 2011 and $43,448,000 as of September 30, 2011, the increase attributable to additional orders for the fossil-fueled utility market. Approximately $21,245,000 of the current backlog is expected to ship after 2012.

Income Taxes. The increase in the effective income tax rate for the current year-to-date period is primarily attributable to a lower proportion of net income before income taxes anticipated to be generated by the U.K operation which is taxed at a lower statutory rate combined with the prior year benefiting from reversal of unrecognized tax benefits. The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes the adjustment necessary to record the year-to-date tax provision at the estimated annual effective tax rate for that year.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended September 30, 2012 and 2011 equaled $1,528,000 or $0.15 per common share and $2,756,000 or $0.27 per common share, respectively, and $5,037,000 or $0.49 per common share and $19,555,000 or $1.90 per common share, respectively, for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the nine months ended September 30, 2012 were lower when compared to the same period of the prior year resulting from weaker earnings in the current year. The benefit resulting from the reduction in accounts receivable due to lower sales was offset by higher inventory levels.

Net cash flows used in investing activities for the nine months ended September 30, 2012 were less than the nine months ended September 30, 2011 principally attributable to lower capital expenditures by the Forged and Cast Rolls segment. As of September 30, 2012, future capital expenditures approximating $7,740,000, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the periods and represented primarily payment of dividends offset by proceeds from the issuance of common stock.

As a result of the above, cash and cash equivalents increased $1,954,023 in 2012 and ended the period at $71,841,862 (of which approximately $8,200,000 is held by foreign operations) in comparison to $69,887,839 at December 31, 2011. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts is currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2012 was approximately $9,400,000 (including £3,000,000 in the U.K. and €400,000 in Belgium).

Litigation and Environmental Matters

See Notes 11 and 12 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2011 remain unchanged.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 9, 2012	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: November 9, 2012	BY:	/s/ Marliss D. Johnson
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