Form 10-K
period 2012-12-31
AMPCO PITTSBURGH CORP
filed 2013-03-15
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes         No    ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2012 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange (the “NYSE”) on that date) was approximately $157 million.

As of March 11, 2013, 10,346,090 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2013 Annual Meeting of Shareholders.

5

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2012 are set forth in Note 19 (Business Segments) on page 55 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary became a 49% partner in a joint venture in China to manufacture large forged backup rolls principally in weight and size larger than those which can be made in the subsidiary’s facilities in the United States. Limited production continued in 2012.

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

Air and Liquid Processing Segment

Aerofin Division of Air & Liquid Systems Corporation produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC, and is located in Lynchburg, Virginia.

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

The Forged and Cast Rolls segment has two international customers which constituted approximately 23% of its sales in 2012. The loss of both of these customers could have a material adverse effect on the segment.

For additional information on the products produced and financial information about each segment, see page 4 and Note 19 (Business Segments) on page 55 of this Annual Report on Form 10-K.

Raw Materials

Raw materials used in both segments are generally available from many sources and the Corporation is not dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by the Corporation are subject to significant variations in price. The Corporation generally does not purchase or commit for the purchase of a major portion of

ampco pittsburgh | 2012 annual report	6

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

Backlog

The backlog of orders at December 31, 2012 was approximately $196 million compared to a backlog of $260 million at year-end 2011. Approximately 20% of the backlog is expected to be released after 2013.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, the Corporation’s businesses in both segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.48 million in 2012, $1.70 million in 2011 and $1.71 million in 2010.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2012 and such expenditures are not expected to be material in 2013.

Employees

On December 31, 2012, the Corporation had 1,178 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 55 of this Annual Report on Form 10-K.

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

7	ampco pittsburgh | 2012 annual report

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation are as follows:

Robert A. Paul (age 75). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He has been a Director since 1970 and his current term expires in 2015. He is also Chairman and a director of The Louis Berkman Investment Company. Mr. Paul has been a shareholder, officer and director of the Corporation for more than forty years.

Rose Hoover (age 57). Ms. Hoover has been employed by the Corporation for more than thirty years. She has served as Executive Vice President and Chief Administrative Officer of the Corporation since May 2011; Senior Vice President of the Corporation since April 2009 and prior to that served as Vice President Administration of the Corporation since December 2006. She has also served as Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 48). Ms. Johnson has been Vice President, Controller and Treasurer of the Corporation for more than ten years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Robert F. Schultz (age 65). Mr. Schultz has been with the Corporation for more than thirty years, twenty-one of which he has served as Vice President Industrial Relations and Senior Counsel. Prior to joining the Corporation, Mr. Schultz practiced law in a private practice law firm.

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

ampco pittsburgh | 2012 annual report	8

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

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2012, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. Similarly, although the Corporation believes that the assumptions employed in valuing its insurance coverage were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

9	ampco pittsburgh | 2012 annual report

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are as follows:

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ROLLS SEGMENT
Union Electric Steel Corporation Route 18 Burgettstown, PA 15021	Manufacturing facilities	296,800 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Bosstraat 54 3560 Lummen Belgium	Sales and engineering	4,500*	Cement block

Union Electric Steel UK Limited Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick
AIR AND LIQUID PROCESSING SEGMENT
Air & Liquid Systems Corporation
Aerofin Division 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Division
Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pump Division
874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 9 acres	Metal, brick and cement block

*	Facility is leased.

The Corporation’s office space and the Air & Liquid Systems headquarter’s office space is leased. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated within 75% to 80% of their normal capacity during 2012. The facilities of the Air and Liquid Processing segment were operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ampco pittsburgh | 2012 annual report	10

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the two years ended December 31, 2012 and 2011:

	2012	2011
Total claims pending at the beginning of the period	8,145 (1)	8,081
New claims served	1,538	1,565
Claims dismissed	(1,420)	(1,225)
Claims settled	(256)	(276)
Total claims pending at the end of the period (1)	8,007	8,145
Gross settlement and defense costs (in 000’s)	$23,589	$22,767
Average gross settlement and defense costs per claim resolved (in 000’s)	$14.07	$15.17

(1)	Included as “open claims” are approximately 1,632 claims and 1,668 claims in 2012 and 2011, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and its Air & Liquid Systems Corporation (“Air & Liquid”) subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). The Settlement Agreements include agreements with insurers encompassing all known solvent primary policies and solvent first-layer excess policies with responsibilities for Asbestos Liability. The Settlement Agreements also include an agreement, effective on October 8, 2012, with insurers responsible for the majority of the solvent second-layer and above excess insurance policies issued to the Corporation from 1981 through 1984. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary in dissolution, numbering approximately 300 as of December 31, 2012, are not included within the Settlement Agreements. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

The Settlement Agreements include acknowledgements that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Settlement Agreements do not provide for any prioritization on access to the applicable policies or any sub limits of liability as to Howden or the Corporation and Air & Liquid, and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of a Product. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for Asbestos Liability.

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as

11	ampco pittsburgh | 2012 annual report

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

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis has been periodically updated since that time. Most recently, the HR&A analysis was updated in 2012, and additional reserves were established by the Corporation as at December 31, 2012 for Asbestos Liability claims pending or projected to be asserted through 2022. The methodology used by HR&A in its projection in 2012 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in prior estimates, relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2010 to December 20, 2012;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

•	an analysis of claims resolution history from January 1, 2010 to December 20, 2012 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2012 the number of future claims for Asbestos Liability that would be filed through the year 2022, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2022. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, and the status of negotiations with insurers not party to the Settlement Agreements, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally-recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2022. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

ampco pittsburgh | 2012 annual report	12

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181 million, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

The Corporation’s receivable at December 31, 2012 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2012, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $118 million. The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and a substantial majority of the insurance recoveries deemed probable was from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2022. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

ENVIRONMENTAL

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned.

13	ampco pittsburgh | 2012 annual report

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2012 Per Share			2011 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$ 23.71	$ 19.30	$ 0.18	$ 28.55	$ 23.50	$ 0.18
Second	20.22	15.20	0.18	27.81	21.96	0.18
Third	19.86	15.65	0.18	27.73	17.77	0.18
Fourth	19.90	16.14	0.18	23.78	16.45	0.18
Year	23.71	15.20	0.72	28.55	16.45	0.72

The number of shareholders at December 31, 2012 and 2011 equaled 454 and 487, respectively.

ampco pittsburgh | 2012 annual report	14

STOCK PERFORMANCE GRAPH

Comparison of FiveYear Cumulative Total Return

Standard & Poors 500, NYSE Composite and Morningstar’s Steel Industry

(Performance results through December 31, 2012)

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

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

15	ampco pittsburgh | 2012 annual report

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2012	2011	2010	2009	2008
Net sales	$ 292,905	$ 344,816	$ 326,886	$ 299,177	$ 394,513

Net income(1)	8,355	21,309	15,456	27,677	12,575

Total assets	533,179	531,632	526,963	471,825	488,981

Shareholders’ equity	192,093	192,872	196,777	179,202	144,987

Net income per common share:

Basic(1)	0.81	2.07	1.51	2.71	1.24

Diluted	0.80	2.05	1.50	2.71	1.24

Per common share:

Cash dividends declared	0.72	0.72	0.72	0.72	0.72

Shareholders’ equity	18.57	18.68	19.10	17.49	14.25

Market price at year end	19.98	19.34	28.05	31.53	21.70

Weighted average common shares outstanding	10,338	10,319	10,254	10,200	10,177

Number of shareholders	454	487	507	545	566

Number of employees	1,178	1,240	1,264	1,231	1,306

(1)	Net income includes:

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

ampco pittsburgh | 2012 annual report	16

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel is one of the world’s largest manufacturers of forged hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation, a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

In 2012, the Forged and Cast Rolls group was adversely affected by stagnant demand worldwide and competitive pricing. Order backlog and profit in backlog also eroded as the year progressed. Lower production levels of our customers in Europe, excess roll inventories in Asia, particularly China, and the emergence of indigenous roll supply in China, South Korea and India each contributed to the falloff in demand. Price discounting has been necessary to obtain business and protect market share. For 2013, demand for rolling mill rolls is expected to recover modestly. Roll requirements by our customers in North America are anticipated to improve slightly as a result of a stronger automotive industry and a timid but positive housing market. New mill projects in Asia will partially offset the effects of excess roll inventories and competitive pricing pressures in that region. European sales, however, will remain generally weak as steel producers continue to rationalize capacity. Additionally, competitive pricing pressures will likely continue as most roll producers are expected to operate below capacity. Fluctuation in the strength of the Euro, as compared to the U.S. dollar and British pound, could result in diminished volumes and reduced margins for exports.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells high quality forged hardened steel backup rolls of a size and weight not within UES’s capacity. This is a start-up business which began limited production at the end of 2010 and has been adversely impacted by the global economic slowdown and reduced demand as a result of the excess roll inventories of potential steel industry customers, particularly in China, including our steel company partner which has been unable to purchase the anticipated quantity of rolls. Contractually, the partner will acquire a significant portion of UES-MG capacity when inventories are depleted which is not expected for at least two years. Consequently, in 2012, the joint venture incurred an operating loss and an operating loss is expected for 2013. Losses to date and expected in 2013 are largely the result of non-cash expenses. Whilst not contemplated at this time, if conditions deteriorate or other impairment indicators arise, our future earnings could be adversely affected by an impairment charge.

For the Air and Liquid Processing segment, a strong level of orders during the first half of 2012 from most markets served provided for a steady and profitable workflow throughout the year. Orders slowed in the second half of the year due to a reduction in spending by the institutional markets and for new ships by the U.S. Navy. As a result of the slower second half of the year, backlog at the beginning of 2013 is approximately 10% below that of the past two years. Our ongoing focus for this segment is developing new product lines and improving related distribution networks for the sale of such.

17	ampco pittsburgh | 2012 annual report

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2012		2011		2010
Net Sales:
Forged and Cast Rolls	$189,470	65%	$248,380	72%	$240,345	74%
Air and Liquid Processing	103,435	35%	96,436	28%	86,541	26%
Consolidated	$292,905	100%	$344,816	100%	$326,886	100%
Income (Loss) from Operations:
Forged and Cast Rolls	$18,415		$38,761		$48,674
Air and Liquid Processing(1)	7,267		8,155		(12,605)
Corporate costs	(9,390)		(10,442)		(11,342)
Consolidated	$16,292		$36,474		$24,727
Backlog:
Forged and Cast Rolls	$154,527	79%	$214,449	82%	$350,978	88%
Air and Liquid Processing	41,277	21%	45,552	18%	46,052	12%
Consolidated	$195,804	100%	$260,001	100%	$397,030	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment for 2010 includes a pre-tax charge of $19,980 for estimated costs of asbestos-related litigation net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements).

Consolidated net sales for 2012 declined when compared to 2011 and 2010 due to a lower demand and depressed pricing for the Forged and Cast Rolls segment while net sales for each of the divisions of the Air and Liquid Processing segment improved. Consolidated income from operations for 2012 deteriorated when compared to 2011 and 2010 (which included a pre-tax charge of $19,980 for asbestos-related costs). A lower volume of shipments, weaker pricing, reduced margins and differences in product mix contributed to the shortfall. A more detailed review by segment is included below. The variance in corporate costs between the years is primarily attributable to lower stock-based compensation costs.

Gross margin, excluding depreciation, as a percentage of net sales, was 22.9%, 25.7%, and 29.8% for 2012, 2011 and 2010, respectively. The ongoing decrease is attributable to price discounting necessary to remain competitive and higher raw material costs as a percentage of sales and increasing employee benefit expenses.

Selling and administrative expenses totaled $40,530 (13.8% of net sales), $41,887 (12.1% of net sales) and $44,168 (13.5% of net sales) for 2012, 2011 and 2010, respectively. The decrease in 2012 from 2011 and in 2011 from 2010 is primarily due to lower stock-based compensation costs of $696 and $1,313, respectively, and a decrease in commission expense of $2,283 and $1,442, respectively, for the Forged and Cast Rolls group related to the reduction in sales.

The increase in depreciation expense over the years is attributable to completion of a significant capital investment program for the Forged and Cast Rolls group in mid-2010 and subsequent acquisitions. Depreciation expense includes a partial year of depreciation when assets are placed in service and a full year of depreciation thereafter.

The (credit) charge for asbestos litigation in 2012 includes a pre-tax credit of $540 representing an adjustment to previously-provided charges for asbestos-related litigation net of estimated insurance recoveries and 2010 includes a pre-tax charge of $19,980 for estimated costs of asbestos-related litigation net of estimated insurance recoveries. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain of our former subsidiary companies (now operated as divisions of the Air and Liquid Processing segment). See Note 17 to the Consolidated Financial Statements.

Investment-related income for 2010 includes a dividend from our Chinese cast roll joint venture of $1,084. No dividend was declared or received in 2012 or 2011.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses and charges related to operations discontinued years ago. Gains (losses) on foreign exchange transactions approximated $107, $(371) and $655 for 2012, 2011 and 2010, respectively, and charges related to operations discontinued years ago equaled $(1,054), $(1,219) and $(1,631), respectively.

ampco pittsburgh | 2012 annual report	18

Our statutory income tax rate equals 35% which compares to an effective income tax rate of 34.4%, 37.2% and 35.3% for 2012, 2011 and 2010, respectively. The effective income tax rate for 2011 was adversely impacted by the revaluation of net deferred income tax assets associated with a reduction in the statutory income tax rate for the U.K. operation and adjustments to deferred income tax assets, partially offset by benefits associated with changes in uncertain tax positions.

Equity losses in the Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG (see Note 2 to Consolidated Financial Statements). Since production by the joint venture has been limited, as explained in the Executive Overview, operating losses have been incurred and are expected for 2013. While losses to date are largely the result of non-cash expenses, if conditions deteriorate or other impairment indicators arise, future earnings may be adversely affected by an impairment charge.

As a result of the above, we earned $8,355 or $0.81 per common share for 2012, $21,309 or $2.07 per common share for 2011, and $15,456 or $1.51 per common share for 2010. Net income for 2010 includes an after-tax charge of $12,931 or $1.26 per common share for estimated costs of asbestos-related litigation through 2020 net of estimated insurance recoveries. See Note 17 to Consolidated Financial Statements.

Forged and Cast Rolls

	2012	2011	2010
Net sales	$189,470	$248,380	$240,345
Operating income	$18,415	$38,761	$48,674
Backlog	$154,527	$214,449	$350,978

For 2012, the decrease in net sales from 2011 is due to a reduction in the level of shipments and selling prices which adversely affected operating results by approximately $12,500 and $9,000, respectively. Lower freight and commission expense offset the impact to operating income. For 2011, the increase in net sales from 2010 is attributable to a higher level of sales from our cast roll operations. The additional volume added approximately $2,606 of operating income. Increases in the cost of raw materials, fuels and employee-related expenses of approximately $12,900 adversely affected operating income in 2011 when compared to 2010.

The decrease in backlog is a reflective of weak demand resulting in shipments outpacing new orders. Additionally, profitability in backlog has deteriorated over the years. As of December 31, 2012, approximately $32,315 of the backlog is expected to be released after 2013.

Air and Liquid Processing

	2012	2011	2010
Net sales	$103,435	$96,436	$86,541
Operating income (loss)	$7,267	$8,155	$(12,605)
Backlog	$41,277	$45,552	$46,052

Although sales for the segment improved in the current year against the prior two years, operating income decreased when compared to 2011 but improved when compared to 2010. For 2012, operating income (loss) includes a credit of $540 representing an adjustment to previously-provided charges for asbestos-related litigation net of estimated insurance recoveries. For 2010, operating income (loss) includes a charge of $19,980 for asbestos litigation relating to claims resulting from alleged personal injury from exposure to asbestos-containing components historically used in some products (see Note 17 to Consolidated Financial Statements). In addition, operating income (loss) includes uninsured legal and case management and valuation costs associated with asbestos litigation of approximately $1,737, $918 and $173 for 2012, 2011 and 2010, respectively.

For Aerofin, sales and operating income benefited from a higher volume of coil shipments to customers in the nuclear power generation market; such shipments having a better profit margin. When compared to 2010, sales and operating income improved in the current year as a result of a higher volume of shipments to the nuclear power generation and general industrial markets. For Buffalo Pumps, although sales increased from additional business activity with its power generation customers, operating income was unfavorably impacted by lower margins on certain projects for U.S. Navy shipbuilders. For Buffalo Air Handling, in 2010, the division received a large order for a customer in medical research. Portions of the order shipped in 2012 and 2011 thereby improving sales and operating results.

Backlog for Aerofin at December 31, 2012 continued to improve when compared to the previous two years due to additional orders for replacement coils for customers in the power generation market. Backlog for Buffalo Pumps was comparable at

19	ampco pittsburgh | 2012 annual report

December 31, 2012 and 2010; a higher level of orders for power generation customers increased its backlog at the end of 2011. Backlog for Buffalo Air Handling declined against the prior years which included a large order for a customer in medical research. The order has completely shipped as of December 31, 2012. The majority of the year-end backlog is scheduled to ship in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2012 equaled $25,444 compared to $22,287 and $42,951 for 2011 and 2010, respectively. While the credit for asbestos litigation recorded in 2012 improved earnings and the charge for asbestos litigation recorded in 2010 reduced earnings, they did not affect cash flows by those amounts. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and will generate tax benefits. Net asbestos-related payments equaled $7,932, $5,061 and $5,129 in 2012, 2011 and 2010, respectively, and are expected to approximate $5,100 in 2013. Contributions to our pension and other postretirement plans approximated $2,500 in 2012, $9,400 in 2011 (of which $7,000 were voluntary contributions) and $7,100 in 2010 (of which $5,000 were voluntary contributions). In 2012, Moving Ahead for Progress in the 21st Century (“MAP-21”) was signed into law. MAP-21 reduces funding requirements for single-employer defined benefit plans. As a result, no minimum contributions are expected for 2013; however, voluntarily contributions may be made.

Net cash flows used in investing activities were $9,369, $15,372 and $33,163 in 2012, 2011 and 2010, respectively, the majority of which represents capital expenditures for the Forged and Cast Rolls group. In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $1,083 (£680) has been received. As of December 31, 2012, anticipated future capital expenditures are expected to approximate $8,797, the majority of which will be spent in 2013. Additionally, money is held in escrow which serves as collateral for the outstanding foreign currency sales contracts of UES-UK. A portion of this money was returned in 2010 in connection with diminishing exposure and no further deposits have been required to date.

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

As a result of the above, cash and cash equivalents increased by $9,001 in 2012 and ended the year at $78,889 (of which approximately $8,600 is held by foreign operations) in comparison to $69,888 and $70,021 at December 31, 2011 and 2010, respectively. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of foreign funds is currently deemed to be permanently reinvested and no additional provision for income tax has been made. Funds on hand and funds generated from future operations are expected to be sufficient to finance our operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses. The total available at December 31, 2012 was approximately $9,400 (including £3,000 in the U.K. and €400 in Belgium).

ampco pittsburgh | 2012 annual report	20

We had the following contractual obligations outstanding as of December 31, 2012:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bond Debt(1)	$13,311	$0	$0	$0	$13,311	$0
Operating Lease Obligations	2,454	997	1,284	156	17	0
Capital Expenditures	8,797	8,797	0	0	0	0
Pension and Other Postretirement
Benefit Obligations(2)	66,509	2,614	20,577	23,790	19,528	0
Purchase Obligations(3)	9,371	4,481	4,890	0	0	0
Unrecognized Tax Benefits(4)	442	152	0	0	0	290
Total	$100,884	$17,041	$26,751	$23,946	$32,856	$290

(1)	Represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates. See Note 7 to Consolidated Financial Statements. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. With respect to the U.K. defined benefit plan, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period.

(3)	Represents primarily commitments by one of our Forged and Cast Rolls subsidiaries for the purchase of natural gas through 2015 covering approximately 46% of anticipated needs to meet orders in backlog. See Note 11 to Consolidated Financial Statements.

(4)	Represents uncertain tax positions. Amount included as “Other” represents portion for which the period of cash settlement cannot be reasonably estimated. See Note 13 to Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $1,174 accrued at December 31, 2012 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

The nature and scope of our business brings us into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, we and certain of our subsidiaries from time to time are named in various legal actions. Generally, we do not anticipate that our financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements include the operating lease, capital expenditures and purchase obligations disclosed in the contractual obligations table and the letters of credit unrelated to the Industrial Revenue Bonds as discussed in Note 8 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2013 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Long-term labor agreements exist at each of the key locations (see Note 8 to Consolidated Financial Statements). Additionally, commitments have been executed for natural gas usage and for certain commodities (copper and aluminum) to cover a portion of orders in the backlog (see Note 11 to Consolidated Financial Statements).

21	ampco pittsburgh | 2012 annual report

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that are important to the presentation of our financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets, litigation, income taxes and stock-based compensation.

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

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 5.61% for our foreign plan to be reasonable. Actual returns on plan assets for 2012 and 2011, respectively, approximated 10.98% and (1.90)% for our domestic plan and 9.61% and 2.80% for our foreign plan.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 4.25% and 4.50% as of December 31, 2012 for our domestic and foreign plans, respectively, to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,600. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $8,000. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

Property, plant and equipment are reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2012.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain of our former subsidiary companies (now operated as divisions of Air & Liquid) and of an inactive subsidiary in dissolution. To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hired a nationally-recognized asbestos-liability expert and insurance consultants. The asbestos-liability expert was not requested to estimate asbestos claims against the inactive subsidiary in dissolution, which we believe are immaterial. Based on their analyses, reserves for probable and reasonably estimable costs of Asbestos Liabilities including defense costs and receivables for the insurance recoveries that are deemed probable have been established. These amounts relied on assumptions which were based on currently known facts and strategy.

In 2012, we undertook another review of our Asbestos Liability claims, defense costs and the likelihood for insurance recoveries. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average

ampco pittsburgh | 2012 annual report	22

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

Accounting for income taxes includes management’s evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2012, we have deferred income tax assets approximating $69,235 and a valuation allowance of $2,887.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2012, based on information known to date, we believe the amount of unrecognized tax benefits of $442 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

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

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was effective for us beginning in 2012. The guidance primarily changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not change the application of existing accounting principles and, accordingly, did not impact our operating results, financial position or liquidity.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which eliminates the option to present other comprehensive income and its components as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity are presented either in a single continuous statement along with net income or in a separate statement immediately following net income. ASU 2011-05 was effective for us beginning in 2012. The guidance did not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2011-05 did not impact our operating results, financial position or liquidity. We elected to present other comprehensive income and its components as a separate statement immediately following our consolidated statements of operations.

23	ampco pittsburgh | 2012 annual report

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Information may be reported either on the face of the income statement or in the footnotes to the financial statements. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures. The guidance is effective for reporting periods beginning after January 1, 2013 and is to be applied prospectively. The new guidance affects disclosures only. It does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2013-02 will not impact our operating results, financial position or liquidity.

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

ampco pittsburgh | 2012 annual report	24

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We view our primary market risk exposures as relating to changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, our policy is to hedge a portion of our foreign currency denominated sales and receivables, primarily U.S. sales denominated in Euros and U.K. sales denominated in U.S. dollars and Euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the U.S. and at reduced margins, exports of our foreign operation may increase and gross margins might improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the U.K. and at reduced margins; however, exports for our domestic operations may increase and gross margins might improve. A weakening of the Euro, as compared to the U.S. dollar and British pound, could result in a lower volume of exports and at reduced margins.

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferroalloys) would have impacted 2012 and 2011 by approximately $9,500. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect us against the volatility in the cost of certain raw materials.

See also Note 11 to the Consolidated Financial Statements.

25	ampco pittsburgh | 2012 annual report

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except par value)	2012	2011
Assets

Current assets:

Cash and cash equivalents	$78,889	$69,888

Receivables, less allowance for doubtful accounts of $519 in 2012 and $141 in 2011	54,394	59,211

Inventories	70,669	68,544

Insurance receivable – asbestos	18,400	18,000

Other current assets	15,230	12,888

Total current assets	237,582	228,531

Property, plant and equipment, net	150,297	150,240

Insurance receivable – asbestos	99,715	108,419

Deferred income tax assets	25,800	23,638

Investments in joint ventures	13,319	14,872

Other noncurrent assets	6,466	5,932

	$533,179	$531,632
Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$15,839	$19,528

Accrued payrolls and employee benefits	9,301	10,983

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	23,500	25,000

Other current liabilities	24,473	20,337

Total current liabilities	86,424	89,159

Employee benefit obligations	96,100	75,257

Asbestos liability	157,522	172,872

Other noncurrent liabilities	1,040	1,472

Total liabilities	341,086	338,760
Commitments and contingent liabilities (Note 8)

Shareholders’ Equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,346 shares in 2012 and 10,326 shares in 2011	10,346	10,326

Additional paid-in capital	124,464	123,088

Retained earnings	139,658	138,748

Accumulated other comprehensive loss	(82,375)	(79,290)
Total shareholders’ equity	192,093	192,872

	$533,179	$531,632

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2012 annual report	26

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2012	2011	2010
Net sales	$292,905	$344,816	$326,886

Operating costs and expenses:

Costs of products sold (excluding depreciation)	225,906	256,030	229,528

Selling and administrative	40,530	41,887	44,168

Depreciation	10,661	10,153	8,565

(Credit) charge for asbestos litigation	(540)	0	19,980

Loss (gain) on disposition of assets	56	272	(82)

	276,613	308,342	302,159
Income from operations	16,292	36,474	24,727
Other income (expense):

Investment-related income	63	146	1,183

Interest expense	(246)	(315)	(324)

Other – net	(942)	(1,578)	(964)

	(1,125)	(1,747)	(105)
Income before income taxes and equity losses in Chinese joint venture	15,167	34,727	24,622

Income tax provision	(5,218)	(12,916)	(8,687)

Equity losses in Chinese joint venture	(1,594)	(502)	(479)

Net income	$8,355	$21,309	$15,456
Net income per common share:

Basic	$0.81	$2.07	$1.51

Diluted	0.80	2.05	1.50

Weighted average number of common shares outstanding:

Basic	10,338	10,319	10,254

Diluted	10,390	10,393	10,291

See Notes to Consolidated Financial Statements.

27	ampco pittsburgh | 2012 annual report

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands)	2012	2011	2010
Net income	$8,355	$21,309	$15,456

Other comprehensive (loss) income, net of income tax where applicable:

Adjustments for changes in:

Foreign exchange translation	3,193	653	(1,620)

Unrecognized employee benefit costs	(10,520)	(23,028)	2,511

Unrealized holding gains (losses) on marketable securities	149	(28)	267

Fair value of cash flow hedges	102	(707)	1,344

Reclassification adjustments for items included in net income:

Amortization of unrecognized employee benefit costs	3,962	3,664	3,085

Realized (gains) losses from sale of marketable securities	(78)	13	23

Realized losses (gains) from settlement of cash flow hedges	107	(383)	(840)

Other comprehensive (loss) income	(3,085)	(19,816)	4,770
Comprehensive Income	$5,270	$1,493	$20,226

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2012 annual report	28

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2010	$10,246	$116,396	$116,804	$ (64,244)	$179,202
Stock-based compensation		3,267			3,267
Comprehensive income:
Net income			15,456		15,456
Other comprehensive income				4,770	4,770

Comprehensive income					20,226
Issuance of common stock including excess tax benefits of $681	59	1,411			1,470
Cash dividends ($0.72 per share)			(7,388)		(7,388)
Balance December 31, 2010	10,305	121,074	124,872	(59,474)	196,777
Stock-based compensation		1,636			1,636
Comprehensive income:
Net income			21,309		21,309
Other comprehensive loss				(19,816)	(19,816)

Comprehensive income					1,493
Issuance of common stock including excess tax benefits of $47	21	378			399
Cash dividends ($0.72 per share)			(7,433)		(7,433)
Balance December 31, 2011	10,326	123,088	138,748	(79,290)	192,872
Stock-based compensation		1,058			1,058
Comprehensive income:
Net income			8,355		8,355
Other comprehensive loss				(3,085)	(3,085)

Comprehensive income					5,270
Issuance of common stock including excess tax benefits of $16	20	318			338
Cash dividends ($0.72 per share)			(7,445)		(7,445)
Balance December 31, 2012	$10,346	$124,464	$139,658	$ (82,375)	$192,093

See Notes to Consolidated Financial Statements.

29	ampco pittsburgh | 2012 annual report

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$8,355	$21,309	$15,456
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	10,661	10,153	8,565
(Credit) charge for asbestos litigation	(540)	0	19,980
Deferred income taxes	2,545	5,975	2,345
Pension and other postretirement benefits – expense in excess of contributions	10,074	607	1,563
Stock-based compensation	1,258	1,954	3,267
Equity losses in Chinese joint venture	1,594	502	479
Change in provisions for bad debts and inventories	346	(24)	186
Provision for warranties net of settlements	988	396	260
Excess tax benefits from the exercise of stock options	(16)	(47)	(681)
Provision for environmental liabilities	0	303	871
Other – net	(13)	438	684
Changes in assets/liabilities:
Receivables	5,188	(12,852)	(7,476)
Inventories	(1,101)	301	385
Other assets, including insurance receivable—asbestos	10,507	16,544	11,213
Accounts payable	(3,894)	(732)	4,204
Accrued payrolls and employee benefits	(1,209)	(582)	909
Other liabilities, including asbestos liability	(19,299)	(21,958)	(19,259)
Net cash flows provided by operating activities	25,444	22,287	42,951
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,668)	(15,780)	(35,001)
Purchases of long-term marketable securities	(770)	(857)	(497)
Proceeds from the sale of long-term marketable securities	694	776	454
Proceeds from U.K. government grant	373	484	226
Return of collateral for outstanding foreign currency exchange contracts	0	0	1,543
Other	2	5	112
Net cash flows used in investing activities	(9,369)	(15,372)	(33,163)
Cash flows from financing activities:
Dividends paid	(7,442)	(7,429)	(7,378)
Proceeds from the issuance of common stock	123	167	790
Excess tax benefits from the exercise of stock options	16	47	681
Net cash flows used in financing activities	(7,303)	(7,215)	(5,907)
Effect of exchange rate changes on cash and cash equivalents	229	167	(301)
Net increase (decrease) in cash and cash equivalents	9,001	(133)	3,580
Cash and cash equivalents at beginning of year	69,888	70,021	66,441
Cash and cash equivalents at end of year	$78,889	$69,888	$70,021
Supplemental disclosures of cash flow information:
Income tax payments	$4,462	$5,711	$8,362
Interest payments	246	316	324
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$710	$2,418	$2,201

See Notes to Consolidated Financial Statements.

ampco pittsburgh | 2012 annual report	30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the “Corporation”) operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel is one of the world’s largest manufacturers of forged hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation, a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. Buffalo Air Handling makes custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the defense, refrigeration and power generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the U.S. and Canada.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets, accounting for loss contingencies associated with claims and lawsuits, accounting for income taxes and estimating the fair value of stock options granted. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Consolidation

All subsidiaries are wholly owned and are included in the consolidated financial statements of the Corporation. Intercompany accounts and transactions are eliminated. Investments in joint ventures whereby the Corporation owns 20% to 50% of the voting stock and has the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the equity method of accounting. Investments in joint ventures whereby the Corporation does not have the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the cost method of accounting. Investments in joint ventures are reviewed for impairment whenever events or circumstances indicate the carrying amount of the investment may not be recoverable. If the estimated fair value of the investment is less than the carrying amount and such decline is determined to be “other than temporary,” then the investment may not be fully recoverable potentially resulting in a write-down of the investment value.

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

31	ampco pittsburgh | 2012 annual report

the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Proceeds from government grants are recorded as a reduction in the purchase price of the underlying assets and amortized against depreciation over the lives of the related assets.

Product Warranty

Provisions for product warranties are recognized at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for potential claims when a liability is probable and for known claims.

Employee Benefit Plans

Funded Status

If the fair value of the plan assets exceeds the projected benefit obligation, the over-funded projected benefit obligation is recognized as an asset (prepaid pensions) on the consolidated balance sheet. Conversely, if the projected benefit obligation exceeds the fair value of plan assets, the under-funded projected benefit obligation is recognized as a liability (employee benefit obligations) on the consolidated balance sheet. Gains and losses arising from the difference between actuarial assumptions and actual experience and unamortized prior service costs are recorded as a separate component of accumulated other comprehensive income (loss) and presented net of income tax.

Net Periodic Pension and Other Postretirement Costs

Net periodic pension and other postretirement costs includes service cost, interest cost, expected rate of return on the market-related value of plan assets, amortization of prior service costs and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. The market-related value of plan assets is determined using a five-year moving average which recognizes 20% of unrealized gains and losses each year.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, changes in the fair value of derivatives designated and effective as cash flow hedges, unrealized holding gains and losses on securities designated as available for sale, and unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans. Certain components of other comprehensive income (loss) are presented net of income tax. Foreign currency translation adjustments exclude the effect of income tax since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

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

ampco pittsburgh | 2012 annual report	32

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

Derivative Instruments

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

33	ampco pittsburgh | 2012 annual report

historical exercise experience of the employee group and the vesting period of the awards. The expected volatility is based on the historical prices of the Corporation’s stock and dividend amounts over the expected life of the stock options. The expected dividend yield is based on a dividend amount giving consideration to the Corporation’s past pattern and future expectations of dividends over the expected life of the options. The risk-free interest rate is equal to the yield available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the options.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,389,678 for 2012, 10,393,159 for 2011 and 10,290,824 for 2010. Weighted-average outstanding stock options excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 671,977 for 2012, 544,342 for 2011 and 344,135 for 2010.

Recently Implemented Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 was effective for the Corporation beginning in 2012. The guidance primarily changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It does not change the application of existing accounting principles and, accordingly, did not impact the operating results, financial position or liquidity of the Corporation.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income, which eliminates the option to present other comprehensive income and its components as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity are presented either in a single continuous statement along with net income or in a separate statement immediately following net income. ASU 2011-05 was effective for the Corporation beginning in 2012. The guidance did not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2011-05 did not impact the operating results, financial position or liquidity of the Corporation. The Corporation elected to present other comprehensive income and its components as a separate statement immediately following its consolidated statements of operations.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is

ampco pittsburgh | 2012 annual report	34

required to be reclassified in its entirety to net income. Information may be reported either on the face of the income statement or in the footnotes to the financial statements. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures. The guidance is effective for reporting periods beginning after January 1, 2013 and is to be applied prospectively. The new guidance affects disclosures only. It does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2013-02 will not impact the operating results, financial position or liquidity of the Corporation.

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

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

In 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. UES owns 49% of the joint venture company and Maanshan owns 51%. Both companies contributed cash for their respective interests (which equated to $14,700 for UES). The joint venture company principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. Limited production began in 2010. UES has exclusive marketing and sales rights and earned commissions of $74 and $191 during 2012 and 2011, respectively, of which $14 and $50 is outstanding as of December 31, 2012 and 2011, respectively. No commissions were earned in 2010. UES has not guaranteed any of the obligations of the joint venture; accordingly, its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights are proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

Assets, liabilities and shareholders’ equity of the joint venture as of September 30, 2012 and 2011 are summarized below. The joint venture is a start-up business and has been adversely impacted by the global economic slow-down, reduced demand and excess roll inventories of the potential customer base in China, including Maanshan. Losses of the joint venture approximated $(3,254), $(1,024) and $(979) for the twelve month period ended September 30, 2012, 2011 and 2010, respectively, of which the Corporation has recognized its share (or 49%) in its consolidated statements of operations. Management expects a continuation of losses in 2013. While losses to date are largely the result of non-cash expense, if conditions deteriorate or other impairment indicators arise, future earnings of the Corporation may be adversely affected by an impairment charge. The joint venture is financed primarily with external debt and borrowings from Maanshan. The difference between the carrying amount of the investment $(11,979) and the value of the underlying equity in the net assets of the joint venture $(13,396) relates primarily to the elimination of 49% of the profit (“intercompany profit”) for the sale of technology from UES to the joint venture in earlier years. The intercompany profit will be recognized when realized outside of the controlled group.

	2012	2011
Assets:
Current assets (includes receivables from related parties of $271 and $1,044, respectively)	$17,356	$12,965
Noncurrent assets	39,455	41,916
Total assets	$56,811	$54,881
Liabilities and Shareholders’ Equity:
Current liabilities (include liabilities to related parties of $18,534 and $6,433, respectively)	$18,621	$7,609
Noncurrent liabilities	10,850	17,077
Shareholders’ Equity	27,340	30,195
Total Liabilities and Shareholders’ Equity	$56,811	$54,881

The Corporation also has a 25% investment in a Chinese cast roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2012 or 2011. Dividends declared and received in 2010 approximated $1,084.

35	ampco pittsburgh | 2012 annual report

NOTE 3 – INVENTORIES:

	2012	2011
Raw materials	$22,514	$20,798
Work-in-progress	31,164	29,314
Finished goods	5,907	7,835
Supplies	11,084	10,597
	$70,669	$68,544

At December 31, 2012 and 2011 approximately 68% and 62%, respectively, of the inventories was valued using the LIFO method. The LIFO reserve approximated $(27,911) and $(29,702) at December 31, 2012 and 2011, respectively. During each of the years, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $277, $1,127 and $645 for 2012, 2011 and 2010, respectively, which increased net income by approximately $180 or $0.02 per common share for 2012, $733 or $0.07 per common share for 2011 and $420 or $0.04 per common share for 2010.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2012	2011
Land and land improvements	$5,006	$4,974
Buildings	43,411	41,433
Machinery and equipment	237,473	224,426
Construction-in-process	7,493	12,446
Other	8,674	8,419
	302,057	291,698
Accumulated depreciation	(151,760)	(141,458)
	$150,297	$150,240

Land and buildings of UES-UK (equal to approximately $2,954 at December 31, 2012) are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 7).

NOTE 5 – OTHER CURRENT LIABILITIES:

	2012	2011
Customer-related liabilities	$13,444	$10,506
Accrued sales commissions	2,146	2,245
Other	8,883	7,586
	$24,473	$20,337

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for each of the years ended December 31.

	2012	2011	2010
Balance at the beginning of the year	$5,498	$5,113	$4,929
Satisfaction of warranty claims	(2,411)	(2,691)	(1,727)
Provision for warranty claims	3,399	3,087	1,987
Other, primarily impact from changes in foreign currency exchange rates	139	(11)	(76)
Balance at the end of the year	$6,625	$5,498	$5,113

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,400 (including £3,000 in the U.K. and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2012 and 2011.

As of December 31, 2012, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.22% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.22% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.25% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2012.

ampco pittsburgh | 2012 annual report	36

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with the Corporation’s bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the “Facility”). The Facility expires on August 1, 2014 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2012 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required, voluntary contributions of $7,000 and $5,000 were made in 2011 and 2010, respectively. No voluntary contributions were made in the current year. In 2012, Moving Ahead for Progress in the 21st Century (“MAP-21”) was signed into law. MAP-21 reduces funding requirements for single-employer defined benefit plans. As a result, no minimum contributions are expected for 2013. Estimated benefit payments for subsequent years are $8,334 for 2013, $8,815 for 2014, $9,267 for 2015, $9,699 for 2016, $10,149 for 2017 and $57,898 for 2018 – 2022. The fair value of the plan’s assets as of December 31, 2012 and 2011 approximated $140,218 and $133,403, respectively, in comparison to accumulated benefit obligations of $180,737 and $161,126 for the same periods.

Employees of UES-UK participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period with such estimates subject to change based on the future investment performance of the plan’s assets. Employer contributions to the contributory defined benefit pension plan approximated $1,786, $1,693 and $1,420 in 2012, 2011 and 2010, respectively, and are expected to approximate $1,825 in 2013. The fair value of the plan’s assets as of December 31, 2012 and 2011 approximated $41,875 (£25,774) and $36,436 (£23,443), respectively, in comparison to accumulated benefit obligations of $59,210 (£36,443) and $50,698 (£32,620) for the same periods. Estimated benefit payments for subsequent years are $1,169 for 2013, $1,239 for 2014, $1,549 for 2015, $1,460 for 2016, $2,167 for 2017 and $12,660 for 2018 – 2022. Contributions to the defined contribution pension plan approximated $311, $415 and $337 in 2012, 2011 and 2010, respectively, and are expected to approximate $375 in 2013.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2010–2012 and none are expected in 2013. The fair market value of the trust at December 31, 2012 and 2011, which is included in other noncurrent assets, was $3,358 and $3,090, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $2,082 and $1,698 at December 31, 2012 and 2011, respectively. Estimated benefit payments for subsequent years are approximately $25 for 2013, $35 for 2014, $44 for 2015, $53 for 2016, $70 for 2017 and $1,860 for 2018–2022.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund, in lieu of the Corporation’s defined benefit pension program. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective-bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2011 plan year) provided by I.A.M. National Pension Fund indicates:

•	1,038 employers contribute to the plan and in excess of 100,000 employees participate in the plan
•	Assets of nearly $8.5 billion and a funded status in excess of 100%.

37	ampco pittsburgh | 2012 annual report

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions equaled $241, $246 and $232 in 2012, 2011 and 2010, respectively, and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $275 in 2013.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary. The plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $764 for 2013, $809 for 2014, $840 for 2015, $862 for 2016, $871 for 2017, and $5,068 for 2018 – 2022.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Change in projected benefit obligations:
Projected benefit obligations at January 1	$174,814	$153,595	$50,698	$47,009	$22,348	$17,058
Service cost	3,943	3,115	0	0	804	643
Interest cost	8,514	8,867	2,506	2,589	919	1,020
Plan amendments	(42)	153	0	0	0	0
Foreign currency exchange rate changes	0	0	2,434	(298)	0	0
Actuarial loss (gain)	17,289	16,121	5,239	2,321	(623)	4,277
Participant contributions	0	0	0	0	428	495
Benefits paid from plan assets	(7,425)	(6,992)	(1,667)	(923)	0	0
Benefits paid by the Corporation	(36)	(45)	0	0	(1,070)	(1,145)
Projected benefit obligations at December 31	$197,057	$174,814	$59,210	$50,698	$22,806	$22,348
Change in plan assets:
Fair value of plan assets at January 1	$133,403	$135,730	$36,436	$34,836	$0	$0
Actual return on plan assets	14,240	(2,335)	3,586	1,014	0	0
Foreign currency exchange rate changes	0	0	1,734	(184)	0	0
Corporate contributions	36	7,045	1,786	1,693	642	650
Participant contributions	0	0	0	0	428	495
Gross benefits paid	(7,461)	(7,037)	(1,667)	(923)	(1,070)	(1,145)
Fair value of plan assets at December 31	$140,218	$133,403	$41,875	$36,436	$0	$0
Funded status of the plans:
Fair value of plan assets	$140,218	$133,403	$41,875	$36,436	$0	$0
Less benefit obligations	197,057	174,814	59,210	50,698	22,806	22,348
Funded status at December 31	$(56,839)	$(41,411)	$(17,335)	$(14,262)	$(22,806)	$(22,348)

(a)	Includes the non-qualified defined benefit pension plan.

ampco pittsburgh | 2012 annual report	38

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(25)	$(53)	$(152)	$(1,905)	$(738)	$(881)
Employee benefit obligations (noncurrent)	(56,814)	(41,358)	(17,183)	(12,357)	(22,068)	(21,467)
	$(56,839)	$(41,411)	$(17,335)	$(14,262)	$(22,806)	$(22,348)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$84,825	$78,307	$28,155	$23,848	$6,403	$7,098
Prior service cost	2,113	2,825	0	0	227	312
Total (pre-tax)	$86,938	$81,132	$28,155	$23,848	$6,630	$7,410

Amounts included in accumulated other comprehensive loss as of December 31, 2012 expected to be recognized in net periodic pension and other postretirement costs in 2013 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$ 7,232	$ 710	$ 335
Prior service cost	665	0	85
	$ 7,897	$ 710	$ 420

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

With respect to the U.S. pension plan, the following investments are prohibited unless otherwise approved by the Investment Committee: stock of the Corporation, futures and options except for hedging purposes, unregistered or restricted stock, warrants, margin trading, short-selling, real estate excluding public or real estate partnerships and commodities including art, jewelry and gold. The foreign plan invests in specific funds. Any investments other than those specifically identified would be considered prohibited.

The following summarizes target asset allocations (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2012	2012	2011	Dec. 31, 2012	2012	2011
Equity Securities	65%	66%	65%	44%	44%	47%
Fixed-Income Securities	15%	18%	19%	35%	34%	43%
Alternative Investments	15%	12%	14%	21%	22%	9%
Other (primarily cash and cash equivalents)	5%	4%	2%	0%	0%	1%

39	ampco pittsburgh | 2012 annual report

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

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a high level of current income while maintaining stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stock of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Pooled Funds	Invests primarily in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	Exceed the return of the corresponding Morgan Stanley Index.
Various Growth and Value Funds	Invests primarily in common stocks and other equity securities generally traded on a major U.S. exchange or the NASDAQ Stock Market.	Exceed the return of the Russell 2500 Growth Index or Value Index, as applicable, over a market cycle.
Return Fund	Invests at least 65% of its assets in a diversified portfolio of fixed income securities of varying maturities.	Outperform the Barclays Capital U.S. Aggregate Index.
Alternative Investments – Managed Funds	Invests in equities and equity-like asset classes and strategies, (such as public equities, venture capital, private equity, real estate, natural resources and hedged strategies) and fixed income securities.	Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments – Hedge and Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

ampco pittsburgh | 2012 annual report	40

Categories of Plan Assets

Asset categories based on the nature and risks of the Plans’ assets as of December 31, 2012 are summarized below.

	U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,269	$0	$0	$1,269
Chemicals	1,864	0	0	1,864
Commercial property	1,919	0	0	1,919
Commercial services	1,192	0	0	1,192
Common collective trust funds	0	30,451	0	30,451
Electronics	1,208	0	0	1,208
Engineering & construction	794	0	0	794
Food processing	3,549	0	0	3,549
Health care	830	0	0	830
Limited partnerships – public equity	7,251	0	0	7,251
Manufacturing	1,868	0	0	1,868
Oil and gas	3,322	0	0	3,322
Retail	870	0	0	870
Technology	879	0	0	879
Other (represents 11 business sectors)	5,196	0	0	5,196
International
Bank and financial services	1,255	0	0	1,255
Common collective trust funds	0	5,916	0	5,916
Energy	763	0	0	763
Real estate	1,929	0	0	1,929
Technology	1,004	0	0	1,004
Other (represents 10 business sectors)	3,751	0	0	3,751
Total Equity Securities	40,713	36,367	0	77,080
Fixed-Income Securities:
Commingled funds	0	14,482	0	14,482
Preferred (represents 3 business sectors)	5,755	0	0	5,755
Other (represents 1 business sector)	684	0	0	684
Total Fixed-Income Securities	6,439	14,482	0	20,921
Alternative Investments:
Managed funds (a)	0	0	30,064	30,064
Hedge and absolute return funds	0	0	6,490	6,490
Total Alternative Investments	0	0	36,554	36,554
Other (primarily cash and cash equivalents):
Mutual funds	2,944	0	0	2,944
Commingled funds	0	696	0	696
Other (b)	2,023	0	0	2,023
Total Other	4,967	696	0	5,663
	$52,119	$51,545	$36,554	$140,218

(a)	Includes approximately 57% in equity and equity-like asset securities, 32% in alternative investments (real assets, commodities and resources, absolute return funds), 10% fixed income securities and 1% in cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

41	ampco pittsburgh | 2012 annual report

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$3,277	$0	$0	$3,277
Commingled Funds (International)	15,140	0	0	15,140
Total Equity Securities	18,417	0	0	18,417
Fixed-Income Securities:
Commingled Funds (U.K.)	14,341	0	0	14,341
Alternative Investments:
Hedge and Absolute Return Funds	0	0	9,031	9,031
Cash and cash equivalents	86	0	0	86
	$32,844	$0	$9,031	$41,875

Asset categories based on the nature and risks of the Plans’ assets as of December 31, 2011 are summarized below.

	U.S. Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Bank and financial services	$1,881	$0	$0	$1,881
Capital goods	1,448	0	0	1,448
Chemicals	1,626	0	0	1,626
Commercial property	1,769	0	0	1,769
Commercial services	1,331	0	0	1,331
Common collective trust funds	0	28,165	0	28,165
Electronics	1,003	0	0	1,003
Food processing	3,221	0	0	3,221
Health care	1,300	0	0	1,300
Limited partnerships – public equity	7,253	0	0	7,253
Manufacturing	1,782	0	0	1,782
Oil and gas	2,904	0	0	2,904
Technology	1,608	0	0	1,608
Wholesale distribution	1,017	0	0	1,017
Other (represents 12 business sectors)	6,057	0	0	6,057
International
Common collective trust funds	0	5,349	0	5,349
Real estate	1,654	0	0	1,654
Other (represents 6 business sectors)	2,619	0	0	2,619
Total Equity Securities	38,473	33,514	0	71,987
Fixed-Income Securities:
Commingled funds	0	13,100	0	13,100
Preferred (represents 4 business sectors)	6,481	0	0	6,481
Other (represents 2 business sectors)	1,195	0	0	1,195
Total Fixed-Income Securities	7,676	13,100	0	20,776
Alternative Investments:
Managed funds (a)	0	0	29,280	29,280
Hedge and absolute return funds	0	0	5,940	5,940
Total Alternative Investments	0	0	35,220	35,220
Other (primarily cash and cash equivalents):
Mutual funds	1,906	0	0	1,906
Commingled funds	0	3,182	0	3,182
Other (b)	332	0	0	332
Total Other	2,238	3,182	0	5,420
	$48,387	$49,796	$35,220	$133,403

(a)	Includes approximately 54% in equity and equity-like asset securities, 35% in alternative investments (real assets, commodities and resources, absolute return funds), 10% fixed income securities and 1% in cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

ampco pittsburgh | 2012 annual report	42

	Foreign Pension Benefits
	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$4,521	$0	$0	$4,521
Commingled Funds (International)	12,411	0	0	12,411
Total Equity Securities	16,932	0	0	16,932
Fixed-Income Securities:
Commingled Funds (U.K.)	15,733	0	0	15,733
Alternative Investments:
Hedge and Absolute Return Funds	0	0	3,324	3,324
Cash and cash equivalents	447	0	0	447
	$33,112	$0	$3,324	$36,436

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2012.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2012	$ 5,940	$ 29,280	$3,324
Acquisitions	0	0	5,191
Withdrawals	0	(1,919)	(87)
Change in net unrealized gain	550	2,703	333
Other, primarily impact from changes in foreign currency exchange rates	0	0	270
Fair value as of December 31, 2012	$ 6,490	$ 30,064	$9,031

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2011.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2011	$ 5,951	$ 0	$3,211
Acquisitions	0	28,433	25
Change in net unrealized gain	(11)	847	100
Other, primarily impact from changes in foreign currency exchange rates	0	0	(12)
Fair value as of December 31, 2011	$ 5,940	$ 29,280	$3,324

Net Periodic Pension and Other Postretirement Benefit Costs

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected long-term rate of return on the market-related value of plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses and are recorded as a component of accumulated other comprehensive income (loss) on the consolidated balance sheet. When these gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation.

43	ampco pittsburgh | 2012 annual report

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$3,943	$3,115	$2,868	$0	$0	$0	$804	$643	$482
Interest cost	8,514	8,867	8,525	2,506	2,589	2,482	919	1,020	924
Expected return on plan assets	(9,556)	(9,658)	(9,572)	(2,101)	(2,311)	(1,885)	0	0	0
Amortization of prior service cost	668	656	656	0	0	0	85	86	86
Amortization of actuarial loss	6,087	4,236	3,484	598	496	464	71	256	140
Net cost	$9,656	$7,216	$5,961	$1,003	$774	$1,061	$1,879	$2,005	$1,632

Assumptions

Assumptions are reviewed on an annual basis. The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to target and actual asset allocations, inflation and real risk-free return. The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years.

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.25%	5.00%	4.50%	4.90%	4.25%	5.00%
Weighted-average rate of increases in compensation	4.00%	4.00%	n/a	n/a	n/a	n/a

In addition, the assumed health care cost trend rate at December 31, 2012 for other postretirement benefits is 7% for 2013 gradually decreasing to 4.75% in 2018. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2012 and the annual benefit expense for 2012 by approximately $3,400 and $260, respectively.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.00%	5.75%	6.00%	4.90%	5.40%	5.80%	5.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	5.61%	6.39%	6.00%	n/a	n/a	n/a
Weighted-average rate of increases in compensation	4.00%	4.00%	4.00%	n/a	n/a	n/a	n/a	n/a	n/a

ampco pittsburgh | 2012 annual report	44

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2012 approximated $18,749, the majority of which serves as collateral for the IRBs.

In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $1,083 (£680) has been received. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

Approximately 53% of the Corporation’s employees are covered by collective bargaining agreements. There are six bargaining agreements. Two of the bargaining agreements, which represented approximately 50% of covered employees, expired in 2012; however, employees continue to work under the expired agreements while negotiations proceed. The remaining bargaining agreements have expiration dates ranging from May 2014 to October 2017.

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

The Compensation Committee granted non-qualified stock options in each of the years as outlined below. The options granted in 2012 and 2011 have a ten-year life and vest over a three-year period. The options previously granted under earlier incentive plans have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise prices are equal to the closing prices of the Corporation’s common stock on the New York Stock Exchange on the dates of grant.

The fair value of the options as of the dates of grant was calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2012	2011	2010
Options granted	164,500	176,250	325,000
Exercise price	$17.67	$25.18	$25.77
Assumptions:
Expected life in years	6	6	6
Risk-free interest rate	0.76%	2.30%	2.98%
Expected annual dividend yield	3.01%	2.96%	3.00%
Expected volatility	53.46%	56.25%	55.12%
Grant date fair value	$6.68	$10.53	$10.77
Resulting stock-based compensation expense	$1,099	$1,857	$3,500

The resulting stock-based compensation expense is recognized over the requisite service period and approximated $1,058, $1,636 and $3,267 for 2012, 2011 and 2010, respectively. The related income tax benefit recognized in the statements of operations was $370, $573 and $1,143 for the respective years. Unrecognized stock-based compensation expense equaled $1,680 at December 31, 2012 and is expected to be recognized over a weighted-average period of two years.

45	ampco pittsburgh | 2012 annual report

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2012 is as follows:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2012	1,011,089	$27.24	7.7	$1,118
Granted	164,500	17.67
Exercised	(9,168)	13.37
Outstanding at December 31, 2012	1,166,421	$26.00	7.1	$1,178
Exercisable at December 31, 2012	884,421	$27.65	6.5	$1,178
Vested or expected to vest at December 31, 2012	1,166,421	$26.00	7.1	$1,178

The 2011 Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will fully vest as of the grant date. In 2012 and 2011, respectively, 11,320 and 7,944 shares of common stock were issued to the non-management directors.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net change and ending balances for the various components of other comprehensive income (loss) and for accumulated other comprehensive loss as of and for the year ended December 31, 2010, 2011 and 2012 is summarized below.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Unrealized Holding Gains (Losses) on Securities	Derivatives	Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(3,769)	$(61,457)	$287	$695	$(64,244)
Net Change	(1,620)	5,596	290	504	4,770
Balance at December 31, 2010	(5,389)	(55,861)	577	1,199	(59,474)
Net Change	653	(19,364)	(15)	(1,090)	(19,816)
Balance at December 31, 2011	(4,736)	(75,225)	562	109	(79,290)
Net Change	3,193	(6,558)	71	209	(3,085)
Balance at December 31, 2012	$(1,543)	$(81,783)	$633	$318	$(82,375)

The tax benefit (expense) associated with the various components of other comprehensive income (loss) for each of the years ended December 31 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	2012	2011	2010
Tax benefit (expense) associated with changes in:
Unrecognized employee benefit costs	$5,256	$12,958	$(2,219)
Unrealized holding gains (losses) on marketable securities	(80)	15	(144)
Fair value of cash flow hedges	(61)	427	(801)
Tax benefit (expense) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(2,632)	(2,065)	(1,745)
Realized (gains) losses from sale of marketable securities	42	(7)	(12)
Realized losses (gains) from settlement of cash flow hedges	(68)	228	503

ampco pittsburgh | 2012 annual report	46

NOTE 11 – DERIVATIVE INSTRUMENTS:

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges and are recorded in the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the derivative designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the consolidated statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense).

As of December, 2012, approximately $13,037 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through October 2013. The fair value of assets held as collateral for the fair value contracts as of December 31, 2012 approximated $812. As of December 31, 2012, there are no cash flow contracts outstanding for future sales.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold, excluding depreciation) when the projected sales occur. At December 31, 2012, approximately 57% or $3,267 of anticipated copper purchases over the next nine months and 63% or $769 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of December 31, 2012 equaled $500.

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

At December 31, 2012, the Corporation has purchase commitments covering 46% or $7,000 of anticipated natural gas usage over approximately the next three years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

The location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of December 31, 2012 and 2011 are as follows:

		December 31,
	Location	2012	2011
Cash flow hedge contracts	Other current assets	$46	$256
	Noncurrent assets	0	57
Fair value hedge contracts	Other current assets	218	107
	Noncurrent assets	0	112
Fair value hedged item	Accounts receivable	(94)	(72)
	Other current liability	223	174
	Noncurrent liability	0	116

47	ampco pittsburgh | 2012 annual report

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive income (loss). The balances as of December 31, 2012 and 2011 and the amount recognized as and reclassified from accumulated other comprehensive income (loss) for each of the years is summarized below. All amounts are after-tax.

For the Year Ended December 31, 2012	Comprehensive Gain (Loss) Beginning of the Year	Recognized as Comprehensive Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Comprehensive Gain (Loss) End of the Year
Foreign currency sales contracts—cash flow hedges	$114	$10	$124	$0
Foreign currency sales contracts – fair value hedges	n/a	n/a	n/a	n/a
Foreign currency purchase contracts	309	0	17	292
Futures contracts – copper and aluminum	(314)	92	(248)	26

For the Year Ended December 31, 2011
Foreign currency sales contracts—cash flow hedges	$281	$(24)	$143	$114
Foreign currency sales contracts – fair value hedges	n/a	n/a	n/a	n/a
Foreign currency purchase contracts	329	0	20	309
Futures contracts – copper and aluminum	589	(684)	219	(314)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive income (loss) to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Year Ended December 31,
	of Operations	12 Months	2012	2011	2010
Foreign currency sales contracts—cash flow hedges	Sales	n/a	$197	$228	$999
Foreign currency sales contracts – fair value hedges	n/a	n/a	n/a	n/a	n/a
Foreign currency purchase contracts	Depreciation expense	$27	27	32	16
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	40	(398)	353	328

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $107, $(371) and $655 for 2012, 2011 and 2010, respectively.

ampco pittsburgh | 2012 annual report	48

NOTE 12 – FAIR VALUE:

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets were as follows:

2012	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$3,358	$0	$0	$3,358
Foreign currency exchange contracts
Other current assets	0	264	0	264
Other noncurrent assets	0	0	0	0
Other current liabilities	0	223	0	223
Other noncurrent liabilities	0	0	0	0
2011
Investments
Other noncurrent assets	$3,090	$0	$0	$3,090
Foreign currency exchange contracts
Other current assets	0	363	0	363
Other noncurrent assets	0	169	0	169
Other current liabilities	0	174	0	174
Other noncurrent liabilities	0	116	0	116

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

NOTE 13 – INCOME TAXES:

Income before income taxes and equity losses in Chinese joint venture was comprised of the following:

	2012	2011	2010
Domestic	$14,754	$30,629	$17,664
Foreign	413	4,098	6,958
	$15,167	$34,727	$24,622

At December 31, 2012, the Corporation has state net operating loss carryforwards of $25,188 which begin to expire in 2018 through 2032 and capital loss carryforwards of $1,019 which begin to expire in 2014.

49	ampco pittsburgh | 2012 annual report

The provision (benefit) for taxes on income consisted of the following:

	2012	2011	2010
Current:
Federal	$2,550	$6,047	$4,983
State	184	754	995
Foreign	(61)	140	364
	2,673	6,941	6,342
Deferred:
Federal	2,142	3,518	2,210
State	360	2	(494)
Foreign	175	2,633	1,284
Reversal of valuation allowance	(132)	(178)	(655)
	2,545	5,975	2,345
	$5,218	$12,916	$8,687

The provision (benefit) for taxes on income was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with state net operating loss carryforwards for 2012 and 2011, and foreign tax credits and capital loss carryforwards for 2010.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2012	2011	2010
Computed at statutory rate	$5,309	$12,154	$8,618
Tax differential on non-U.S. earnings	(45)	(358)	(355)
State income taxes	403	1,296	902
Manufacturers deduction (I.R.C. Section 199)	(257)	(792)	(449)
Meals and entertainment	198	220	191
Tax credits	(64)	(29)	(165)
Chinese joint venture	(558)	(175)	(168)
Reversal of valuation allowance	(132)	(178)	(655)
Subpart F income inclusion	0	0	615
Other – net	364	778	153
	$5,218	$12,916	$8,687

Deferred income tax assets and liabilities as of December 31, 2012 and 2011 are summarized below. The current portion of net deferred income tax assets is included in other current assets. Unremitted earnings of the Corporation’s non-US subsidiaries and affiliates are deemed to be permanently reinvested, and accordingly, no deferred tax liability has been recorded. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the U.S were remitted to the U.S.

	2012	2011
Assets:
Employment – related liabilities	$12,814	$12,129
Pension liability – foreign	3,984	3,562
Pension liability – domestic	19,574	14,178
Liabilities related to discontinued operations	1,155	1,322
Capital loss carryforwards	391	418
Asbestos-related liability	23,702	26,882
Net operating loss – state	1,795	1,616
Other	5,820	6,827
Gross deferred income tax assets	69,235	66,934
Valuation allowance	(2,887)	(3,042)
	66,348	63,892
Liabilities:
Depreciation	(31,931)	(30,124)
Mark-to-market adjustment – derivatives	(153)	(42)
Other	(2,353)	(1,824)
Gross deferred income tax liabilities	(34,437)	(31,990)
Net deferred income tax assets	$31,911	$31,902

ampco pittsburgh | 2012 annual report	50

The following summarizes changes in unrecognized tax benefits:

	2012	2011	2010
Balance at the beginning of the year	$311	$786	$804
Gross increases for tax positions taken in the current year	233	81	55
Gross increases for tax positions taken in prior years	18	0	0
Gross decreases in tax positions due to lapse in statute of limitations	(120)	(498)	(29)
Gross decreases for tax positions taken in prior years	0	(25)	(44)
Gross decreases for tax settlements with taxing authorities	0	(33)	0
Balance at the end of the year	$442	$311	$786

If the unrecognized tax benefits were recognized, $354 would reduce the Corporation’s effective income tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2012 and 2011 and in the consolidated statements of operations for 2012, 2011 and 2010 is insignificant. Unrecognized tax benefits of $55 are to expire due to the lapse in the statute of limitations within the next 12 months.

The Corporation is subject to taxation in the U.S., various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2009-2012. The consolidated U.S. federal income tax return for 2009 was under examination by the Internal Revenue Service but was completed in 2012 without adjustment.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $1,013 in 2012, $813 in 2011 and $815 in 2010. Operating lease payments for subsequent years are $997 for 2013, $810 for 2014, $474 for 2015, $115 for 2016, $41 for 2017 and $17 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,476 for 2012, $1,698 for 2011 and $1,711 for 2010.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Company (“LB Co”) and the Chinese cast roll joint venture company, and earns a commission from the sale of forged backup rolling mill rolls for the Chinese forged roll joint venture company. Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co; UES-UK has a 25% interest in the cast roll joint venture company; and UES has a 49% interest in the Chinese forged roll joint venture company.

Purchases from LB Co approximated $1,538 in 2012, $1,579 in 2011 and $1,752 in 2010. In addition, LB Co paid the Corporation approximately $253 in 2012, $246 in 2011 and $239 in 2010 for certain administrative services. At December 31, 2012 and 2011, the net amount payable to LB Co approximated $61 and $57, respectively. Purchases of industrial supplies from the Chinese cast roll joint venture company approximated $455 in 2012, $480 in 2011 and $449 in 2010. At December 31, 2012, no amounts were outstanding and at December 31, 2011, $108 was payable to the Chinese cast roll joint venture company. During 2012, UES earned $74 in commissions of which $14 was outstanding as of December 31, 2012. During 2011, UES earned $191 in commissions of which $50 was outstanding as of December 31, 2011. No amounts were earned prior thereto.

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

51	ampco pittsburgh | 2012 annual report

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the two years ended December 31, 2012 and 2011:

	2012	2011
Total claims pending at the beginning of the period	8,145 (1)	8,081
New claims served	1,538	1,565
Claims dismissed	(1,420)	(1,225)
Claims settled	(256)	(276)
Total claims pending at the end of the period (1)	8,007	8,145
Gross settlement and defense costs (in 000’s)	$23,589	$22,767
Average gross settlement and defense costs per claim resolved (in 000’s)	$14.07	$15.17

(1)	Included as “open claims” are approximately 1,632 claims and 1,668 claims in 2012 and 2011 respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and its Air & Liquid Systems Corporation (“Air & Liquid”) subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). The Settlement Agreements include agreements with insurers encompassing all known solvent primary policies and solvent first-layer excess policies with responsibilities for Asbestos Liability. The Settlement Agreements also include an agreement, effective on October 8, 2012, with insurers responsible for the majority of the solvent second-layer and above excess insurance policies issued to the Corporation from 1981 through 1984. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary in dissolution, numbering approximately 300 as of December 31, 2012, are not included within the Settlement Agreements. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

The Settlement Agreements include acknowledgements that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Settlement Agreements do not provide for any prioritization on access to the applicable policies or any sub limits of liability as to Howden or the Corporation and Air & Liquid, and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of a Product. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for Asbestos Liability.

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid entered into an agreement, effective October 8, 2012, as described above, with eight of the domestic defendant insurers in the action. That agreement specifies the terms and conditions upon which the insurer parties would contribute to defense and indemnity costs for claims for Asbestos Liability. Howden also reached an agreement with such insurers, effective the same day, addressing asbestos-related bodily injury claims arising from the Products. On October 16, 2012, the Court entered Orders dismissing all claims filed by the Corporation and Air & Liquid, Howden and the eight settling excess insurers against each other in the litigation. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending as to non-settled parties.

ampco pittsburgh | 2012 annual report	52

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as at December 31, 2006. HR&A’s analysis has been periodically updated since that time. Most recently, the HR&A analysis was updated in 2012, and additional reserves were established by the Corporation as at December 31, 2012 for Asbestos Liability claims pending or projected to be asserted through 2022. The methodology used by HR&A in its projection in 2012 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in prior estimates, relied upon and included the following factors:

¡	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

¡	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

¡

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2010 to December 20, 2012;

¡	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

¡	an analysis of claims resolution history from January 1, 2010 to December 20, 2012 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

¡	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2012 the number of future claims for Asbestos Liability that would be filed through the year 2022, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2022. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, and the status of negotiations with insurers not party to the Settlement Agreements, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally-recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2022. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

The Corporation’s receivable at December 31, 2012 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2012, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $118,115.

53	ampco pittsburgh | 2012 annual report

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2012 and 2011.

	2012	2011
Insurance receivable – asbestos, beginning of the year	$126,206	$141,839
Settlement and defense costs paid by insurance carriers	(15,468)	(15,633)
Changes in estimated coverage	7,377	0
Insurance receivable – asbestos, end of the year	$118,115	$126,206

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, and a substantial majority of the insurance recoveries deemed probable was from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs the subsidiaries and it may incur after 2022. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,174 at December 31, 2012 is considered adequate based on information known to date.

ampco pittsburgh | 2012 annual report	54

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

The accounting policies are the same as those described in Note 1.

		Net Sales		Income Before Income Taxes and Equity Losses in Chinese Joint Venture
	2012	2011	2010	2012	2011	2010
Forged and Cast Rolls	$189,470	$248,380	$240,345	$18,415	$38,761	$48,674
Air and Liquid Processing(1)	103,435	96,436	86,541	7,267	8,155	(12,605)
Total Reportable Segments	292,905	344,816	326,886	25,682	46,916	36,069
Corporate costs, including other income (expense)				(10,515)	(12,189)	(11,447)
	$292,905	$344,816	$326,886	$15,167	$34,727	$24,622

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Forged and Cast Rolls	$8,867	$15,108	$34,214	$9,282	$8,712	$6,942	$268,489	$265,340	$251,343
Air and Liquid Processing	798	610	701	1,311	1,374	1,553	186,340	195,463	210,111
Corporate	3	62	86	68	67	70	78,350	70,829	65,509
	$9,668	$15,780	$35,001	$10,661	$10,153	$8,565	$533,179	$531,632	$526,963

	Net Sales(3)			Long-Lived Assets(4)			Income Before Income Taxes and Equity Losses in Chinese Joint Venture
Geographic Areas:	2012	2011	2010	2012	2011	2010	2012	2011	2010
United States(1)	$143,579	$148,629	$129,094	$228,177	$238,927	$251,967	$14,707	$30,190	$17,664
Foreign	149,326	196,187	197,792	41,620	40,536	37,615	460	4,537	6,958
	$292,905	$344,816	$326,886	$269,797	$279,463	$289,582	$15,167	$34,727	$24,622

	Net Sales by Product Line
	2012	2011	2010
Forged and Cast Rolls(5)	$189,470	$248,380	$240,345
Heat Exchange Coils	44,477	41,845	36,812
Centrifugal Pumps	30,551	28,602	25,467
Air Handling Systems	28,407	25,989	24,262
Total Net Sales	$292,905	$344,816	$326,886

(1)	Income before income taxes and equity losses in Chinese joint venture for 2010 includes a pre-tax charge of $19,980 for estimated costs of asbestos-related litigation, net of estimated insurance recoveries as described in Note 17.

(2)	Identifiable assets for the Forged and Cast Rolls segment include investments in joint ventures of $13,319, $14,872 and $14,160 at December 31, 2012, 2011 and 2010, respectively. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $118,115, $126,206 and $142,089 at December 31, 2012, 2011 and 2010, respectively. See Note 17.

(3)	Net sales are attributed to countries based on location of the customer. Sales to individual countries were less than 10% of consolidated net sales in 2012 and 2011. China represented approximately 10% of consolidated net sales for 2010.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $13,319, $14,872 and $14,160 at December 31, 2012, 2011 and 2010, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $99,715, $108,206 and $124,089 for 2012, 2011 and 2010, respectively.

(5)	For the Forged and Cast Rolls segment, two customers accounted for 23% of its net sales for 2012 and 22% of its net sales for 2011 and one customer accounted for 12% of its net sales for 2010.

55	ampco pittsburgh | 2012 annual report

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$ 73,605	$ 69,956	$ 72,190	$ 77,154
Gross profit(a)	17,369	15,654	16,124	17,852
Net income	2,000	1,508	1,528	3,319
Net income per common share:
Basic	0.19	0.15	0.15	0.32
Diluted	0.19	0.15	0.15	0.32
Comprehensive income (loss) (b)	5,445	1,278	4,362	(5,815)
2011
Net sales	$ 89,068	$ 94,971	$ 74,263	$ 86,514
Gross profit(a)	25,674	27,381	16,204	19,527
Net income	7,676	9,123	2,756	1,754
Net income per common share:
Basic	0.74	0.88	0.27	0.17
Diluted	0.74	0.88	0.26	0.17
Comprehensive income (loss) (b)	9,477	9,817	1,194	(18,995)

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter includes a net-of-tax adjustment to reflect the funded status of the various pension and other postretirement benefit plans of $(10,520) and $(23,028) for 2012 and 2011, respectively.

ampco pittsburgh | 2012 annual report	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 15, 2013

57	ampco pittsburgh | 2012 annual report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2012.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ampco pittsburgh | 2012 annual report	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Corporation and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 15, 2013

59	ampco pittsburgh | 2012 annual report

ITEM 9B. OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 which was not reported.

ampco pittsburgh | 2012 annual report	60

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

Robert J. Appel (age 81, Director since 2004; current term expires in 2015). Mr. Appel has been President of Appel Associates since 2003 and before that was a partner of Neuberger Berman (an investment advisory firm) for twenty years. He also served as a director of Neuberger Berman during the past five years. The Board concluded that Mr. Appel should serve as a director because of his many years of financial and investment experience, including his background as a Certified Public Accountant.

Leonard M. Carroll (age 70, Director since 1996; current term expires in 2013). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for the past fifteen years. The Board concluded that Mr. Carroll should serve as a director because of his broad financial background and investment knowledge. He is a retired Certified Public Accountant and has held various positions in the banking industry including President, Director and Chairman for over 37 years. (N)

Paul A. Gould (age 67, Director since 2002; current term expires in 2015). Mr. Gould has been with Allen & Co., Inc., an investment banking company, for more than thirty-five years and has been managing director of that company for more than five years. During the last five years, he has served as a director of Discovery Communications, Discovery Holding Company, UnitedGlobalCom, Inc., Liberty Global, Inc., Liberty Media Corporation and DirecTV. He resigned from the Boards of Liberty Media Corporation and Discovery Holding Company in 2009. Mr. Gould’s long-term financial and investment background led to the Board’s conclusion that he should serve as a director.

William K. Lieberman (age 65, Director since 2004; current term expires in 2014). Mr. Lieberman has been President of The Lieberman Companies, insurance brokerage and consulting company, for more than five years. In addition to more than forty years of management experience in the insurance, benefit and risk management areas, Mr. Lieberman has served as a director or trustee of many organizations including charitable companies, hospital and universities. These qualifications led the Board to conclude that he should serve as a director.

Laurence E. Paul (age 48, Director since 1998; current term expires in 2013). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years and prior to that was an investment banker for ten years. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. He is also a director of Valeant Pharmaceuticals International, Inc. Mr. Paul’s experience as a senior investment banker and private equity investor for almost twenty years led the Board to conclude that he possessed skills in financial management and risk assessment that would be beneficial to the Corporation. (N)

Robert A. Paul (age 75, Director since 1970; current term expires in 2015). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company, a private investment company. As a shareholder, officer and director of the Corporation for more than forty years, the Board believes he possesses the experience and knowledge to serve as a Director. In addition, the Board considered his many years of service to the community serving as Trustee and Chairman of the Investment Committees of several major hospitals and universities.

Stephen E. Paul (age 45, Director since 2002; current term expires in 2014). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. Mr. Paul’s background in investment banking and private equity investment led the Board to conclude that he should serve as a director.

Carl H. Pforzheimer, III (age 76, Director since 1982; current term expires in 2014). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than forty-five years. In addition to the attendant investment advisory analytical skills gained from such a long term position, his role as chairman

61	ampco pittsburgh | 2012 annual report

of the Audit and Risk Management Committees of U. S. Trust Co. led the Board to conclude Mr. Pforzheimer should serve as a director.

Ernest G. Siddons (age 79, Director since 1981; current term expires in 2013). Mr. Siddons was President and Chief Operating Officer of the Corporation for more than five years prior to his retirement as President in April 2009. With more than thirty years of experience with the Corporation in operations and financial management, the Board concluded that Mr. Siddons should serve as a director. Positions held earlier with the Corporation, including those of Chief Financial Officer and Treasurer and President of Union Electric Steel, and his qualification as a Chartered Accountant were also considered. (N)

(N)	Nominee for election at the May 2, 2013 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

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

ampco pittsburgh | 2012 annual report	62

CODE OF ETHICS

The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s principal executive and financial officers. Copies of both Codes are available on the Corporation’s website at www.ampcopittsburgh.com. In addition, the Corporation will provide without charge, upon request of any shareholder, a copy of the Codes as requested by written request to the Corporate Secretary, Ampco-Pittsburgh Corporation, 600 Grant Street, Suite 4600, Pittsburgh, PA 15219. The Corporation will make any required disclosures regarding amendments to, or waivers of, provisions of its Code of Business Conduct and Ethics and its separate Code of Ethics for its principal executive and financial officers by posting such information on its website or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 19, 2013.

63	ampco pittsburgh | 2012 annual report

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2012, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,166,421	$26	639,986
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,166,421	$26	639,986

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than directors or officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,346,090 shares outstanding as of March 11, 2013.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,803,218(1)	17.43
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,438,641(2)	13.90
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,383,571(3)	13.37
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	558,418(4)	5.40

(1)	Reported in an amendment to Schedule 13D filed with the SEC in February 2011.

(2)	Robert A. Paul, Chairman and Chief Executive Officer of the Corporation, is an officer and director of The Louis Berkman Investment Company and disclaims beneficial ownership of the 28.79% of its common stock owned by his wife. Laurence E. Paul and Stephen E. Paul, directors of the Corporation, own 23.33% and 23.94%, respectively, of The Louis Berkman Investment Company’s non-voting stock, held in various trusts.

(3)	Reported as of December 31, 2012 on an amended Schedule 13G filed with the SEC disclosing it had sole voting and dispositive power over these shares.

(4)	Reported as of December 31, 2012 on a Schedule 13G filed with the SEC disclosing it had sole voting and dispositive power over these shares.

ampco pittsburgh | 2012 annual report	64

The following table sets forth, as of March 11, 2013, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,621,563(1)(2)	15.49
Laurence E. Paul	1,441,989(3)	13.94
Stephen E. Paul	1,441,989(4)	13.94
Robert F. Schultz	71,700(5)	*
Rose Hoover	64,834(6)	*
Marliss D. Johnson	53,500(6)	*
Ernest G. Siddons	50,083(7)	*
Paul A. Gould	13,348(8)	*
Robert J. Appel	9,348(8)
Carl H. Pforzheimer, III	5,141(9)	*
Leonard M. Carroll	3,908(8)	*
William K. Lieberman	3,408(10)	*

Directors and Executive Officers as a group (12 persons)	1,903,529(11)	17.78

*	Less than1%

(1)	Includes 42,889 shares owned directly, 125,000 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,438,641 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,438,641 shares of the Corporation’s Common Stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 28.79% of its common stock owned by his wife.

(3)	Represents 3,348 shares owned directly and 1,438,641 shares owned by The Louis Berkman Investment Company. Mr. Paul is a President of The Louis Berkman Investment Company and owns 23.33% of its non-voting stock held in various trusts.

(4)	Represents 3,348 shares owned directly and 1,438,641 shares owned by The Louis Berkman Investment Company. Mr. Paul is a President of The Louis Berkman Investment Company and owns 23.94% of its non-voting stock held in various trusts.

(5)	Includes 200 shares held jointly with his wife and 71,500 shares he has the right to acquire within sixty days pursuant to stock options.

(6)	Represents shares that she has the right to acquire within sixty days pursuant to stock options.

(7)	Includes 1,007 shares held jointly with his wife, 2,408 shares owned directly and 46,668 shares he has the right to acquire within sixty days pursuant to stock options.

(8)	Represents shares owned directly.

(9)	Includes 3,408 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(10)	Includes 1,000 shares held jointly with his wife and 2,408 shares owned directly.

(11)	Excludes double counting of shares deemed to be beneficially owned by more than one director.

Unless otherwise indicated the individuals named have sole investment and voting power.

CHANGES IN CONTROL

The Corporation knows of no arrangements that may at a subsequent date result in a change in control of the Corporation.

65	ampco pittsburgh | 2012 annual report

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

In 2012, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Company in transactions in the ordinary course of business amounting to $1,538,051. Additionally, The Louis Berkman Company paid the Corporation $253,000 for certain administrative services. Robert A. Paul is an officer and director of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2013.

The purchase of industrial supplies from a subsidiary of The Louis Berkman Company follows a competitive bid process which includes several non-related vendors after which annual contract awards are made to the lowest bidder by the purchasing executive at each of the Corporation’s subsidiary companies. The administration services are provided under an agreement to provide such services for fees which are subject to annual review.

Following his retirement as President in April 2009, the Corporation entered into a Consulting Agreement with Ernest G. Siddons for a term of three years from the date of his retirement and renewed the term of that agreement in 2012 for an additional year. The current agreement primarily provides for compensation of $120,000 per year and the same medical provided to him prior to his retirement.

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

ampco pittsburgh | 2012 annual report	66

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees to the Corporation by Deloitte & Touche LLP:

	2012	2011
Audit fees(a)	$733,270	$748,055
Audit-related fees(b)	31,010	28,035
Tax fees(c)	1,000	107,081
All other fees	0	0
Total(d)	$765,280	$883,171

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	Fees for tax services provided in connection with tax planning and advice.

(d)	The Audit Committee approved all fees in the years reported.

In considering the nature of the services provided by Deloitte & Touche LLP, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte & Touche LLP and the Corporation’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC. All services provided by Deloitte & Touche LLP and reflected in the table above were approved by the Audit Committee in accordance with the policy described below.

The Audit Committee has adopted a Policy for Approval of Audit and Non-Audit Services (the “Policy”) provided by the Corporation’s independent auditor. According to the Policy, the Corporation’s independent auditor may not provide the following services to the Corporation:

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

67	ampco pittsburgh | 2012 annual report

– PART IV –

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.	Financial Statements

– Consolidated Balance Sheets

– Consolidated Statements of Operations

– Consolidated Statements of Comprehensive Income

– Consolidated Statements of Shareholders’ Equity

– Consolidated Statements of Cash Flow

– Notes to Consolidated Financial Statements

– Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedules

The following additional financial data should be read in conjunction with the consolidated financial statements in this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto:

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		71
Report of Independent Registered Public Accounting Firm		72
Valuation and Qualifying Accounts	II	73

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws
a.	Articles of Incorporation

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987; and the Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

b.	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

c.	Amendment to Severance Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul dated February 16, 2011 Incorporated by reference to the 2010 Annual Report on Form 10-K.

d.	2008 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 6, 2008.

e.	2011 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 22, 2011.

f.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009 Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ampco pittsburgh | 2012 annual report	68

Amendment effective May 1, 2012 to Retirement and Consulting Agreement dated April 30, 2009 between Ampco-Pittsburgh Corporation and Ernest G. Siddons.

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

69	ampco pittsburgh | 2012 annual report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2013	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ Robert A. Paul
Name: Robert A. Paul
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert A. Paul Robert A. Paul	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/s/ Marliss D. Johnson Marliss D. Johnson	Vice President, Controller and Treasurer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Robert J. Appel Robert J. Appel	Director	March 15, 2013

/s/ Leonard M. Carroll Leonard M. Carroll	Director	March 15, 2013

/s/ Paul A. Gould Paul A. Gould	Director	March 15, 2013

/s/ William K. Lieberman William K. Lieberman	Director	March 15, 2013

/s/ Laurence E. Paul Laurence E. Paul	Director	March 15, 2013

/s/ Stephen E. Paul Stephen E. Paul	Director	March 15, 2013

/s/ Carl H. Pforzheimer Carl H. Pforzheimer, III	Director	March 15, 2013

/s/ Ernest G. Siddons Ernest G. Siddons	Director	March 15, 2013

ampco pittsburgh | 2012 annual report	70

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		71
Report of Independent Registered Public Accounting Firm		72
Valuation and Qualifying Accounts	II	73

71	ampco pittsburgh | 2012 annual report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Corporation’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated March 15, 2013; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 15, 2013

ampco pittsburgh | 2012 annual report	72

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(3)	Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$141	$379	$0	$(4)		$3	$519
Valuation allowance against gross deferred income tax assets	$3,042	$0	$11	$(132	)(2)	$(34)	$2,887

Year ended December 31, 2011
Allowance for doubtful accounts	$176	$6	$0	$(41)		$0	$141
Valuation allowance against gross deferred income tax assets	$1,853	$0	$1,368	$(178	)(2)	$(1)	$3,042

Year ended December 31, 2010
Allowance for doubtful accounts	$428	$61	$0	$(313)		$0	$176
Valuation allowance against gross deferred income tax assets	$2,465	$0	$54	$(655	)(2)	$(11)	$1,853

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision (benefit) in the statements of operations.

(3)	Represents primarily impact from changes in foreign currency exchange rates.

73	ampco pittsburgh | 2012 annual report