Form 10-Q
period 2013-03-31
AMPCO PITTSBURGH CORP
filed 2013-05-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 2, 2013, 10,357,746 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$82,165	$78,889
Receivables, less allowance for doubtful accounts of $530 in 2013 and $519 in 2012	49,215	54,394
Inventories	70,616	70,669
Insurance receivables – asbestos	20,000	18,400
Other current assets	13,317	15,230

Total current assets	235,313	237,582

Property, plant and equipment, net	149,991	150,297
Insurance receivables – asbestos	89,683	99,715
Deferred income tax assets	26,143	25,800
Investments in joint ventures	12,764	13,319
Other noncurrent assets	6,904	6,466

	$520,798	$533,179

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,322	$15,839
Accrued payrolls and employee benefits	8,121	9,301
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	26,000	23,500
Other current liabilities	22,583	24,473

Total current liabilities	86,337	86,424

Employee benefit obligations	95,704	96,100
Asbestos liability	148,464	157,522
Other noncurrent liabilities	1,142	1,040

Total liabilities	331,647	341,086

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,346 shares in 2013 and 2012	10,346	10,346
Additional paid-in capital	124,710	124,464
Retained earnings	137,922	139,658
Accumulated other comprehensive loss	(83,827)	(82,375)

Total shareholders’ equity	189,151	192,093

	$520,798	$533,179

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net sales	$69,624	$73,605

Operating costs and expenses:
Costs of products sold (excluding depreciation)	55,090	56,236
Selling and administrative	9,858	10,427
Depreciation	2,971	2,825
Gain on disposal of assets	(6)	0

Total operating expenses	67,913	69,488

Income from operations	1,711	4,117

Other income (expense):
Investment-related income	12	16
Interest expense	(53)	(56)
Other – net	(602)	(237)

	(643)	(277)

Income before income taxes and equity losses in Chinese joint venture	1,067	3,840

Income tax provision	(320)	(1,375)

Equity losses in Chinese joint venture	(621)	(465)

Net income	$126	$2,000

Net income per common share:
Basic	$0.01	$0.19

Diluted	$0.01	$0.19

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common shares outstanding:
Basic	10,346	10,329

Diluted	10,399	10,393

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$126	$2,000

Other comprehensive (loss) income, net of tax where applicable:

Adjustments for changes in:
Foreign currency translation	(2,898)	1,742
Unrealized holding gains on marketable securities	215	110
Fair value of cash flow hedges	(193)	225
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,426	1,266
Realized gains on sale of marketable securities	(5)	(21)
Realized losses from settlement of cash flow hedges	3	123

Other comprehensive (loss) income	(1,452)	3,445

Comprehensive (loss) income	$(1,326)	$5,445

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012

Net cash flows provided by operating activities	$10,092	$11,859

Cash flows from investing activities:

Purchases of property, plant and equipment	(4,562)	(2,733)
Purchases of long-term marketable securities	(163)	(179)
Proceeds from the sale of long-term marketable securities	140	153
Proceeds from the disposition of property, plant and equipment	6	0

Net cash flows used in investing activities	(4,579)	(2,759)

Cash flows from financing activities:

Dividends paid	(1,862)	(1,858)
Proceeds from the issuance of common stock	0	78
Excess tax benefits from the exercise of stock options	0	13

Net cash flows used in financing activities	(1,862)	(1,767)

Effect of exchange rate changes on cash and cash equivalents	(375)	502

Net increase in cash and cash equivalents	3,276	7,835

Cash and cash equivalents at beginning of period	78,889	69,888

Cash and cash equivalents at end of period	$82,165	$77,723

Supplemental information:

Income tax payments	$0	$997

Interest payments	$54	$56

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$812	$692

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share and claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2013 and the condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three months ended March 31, 2013 and 2012 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires expanded disclosures, including gross and net information, about financial and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and did not impact operating results, financial position or liquidity of the Corporation.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Information may be reported either on the face of the income statement or in the footnotes to the financial statements. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures. The guidance became effective for reporting periods beginning on or after January 1, 2013. The guidance affects disclosures only. It does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2013-02 did not impact the operating results, financial position or liquidity of the Corporation.

2.	Inventories

At March 31, 2013 and December 31, 2012, approximately 65% and 68% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2013	December 31, 2012

Raw materials	$20,564	$22,514
Work-in-process	31,568	31,164
Finished goods	7,677	5,907
Supplies	10,807	11,084

	$70,616	$70,669

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2013	December 31, 2012

Land and land improvements	$5,006	$5,006
Buildings	44,519	43,411
Machinery and equipment	236,348	237,473
Construction-in-progress	9,710	7,493
Other	8,621	8,674

	304,204	302,057
Accumulated depreciation	(154,213)	(151,760)

	$149,991	$150,297

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $4,062 (£2,672) at March 31, 2013 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2013	December 31, 2012

Customer-related liabilities	$11,785	$13,444
Accrued sales commissions	1,982	2,146
Other	8,816	8,883

	$22,583	$24,473

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2013	2012

Balance at beginning of the period	$6,625	$5,498
Satisfaction of warranty claims	(545)	(692)
Provision for warranty claims	575	589
Other, primarily impact from changes in foreign currency exchange rates	(246)	77

Balance at end of the period	$6,409	$5,472

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Three Months Ended March 31,
	2013	2012

U.K. pension benefits plan	$438	$444
Other postretirement benefits (e.g. net payments)	$122	$137
U.K. defined contribution plan	$74	$78

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended March 31,
U.S. Pension Benefits	2013	2012

Service cost	$1,169	$821
Interest cost	2,020	2,194
Expected return on plan assets	(2,359)	(2,383)
Amortization of prior service cost	166	167
Amortization of actuarial loss	1,808	1,531

Net benefit costs	$2,804	$2,330

	Three Months Ended March 31,
U.K. Pension Benefits	2013	2012

Interest cost	$618	$623
Expected return on plan assets	(595)	(522)
Amortization of actuarial loss	153	148

Net benefit costs	$176	$249

	Three Months Ended March 31,
Other Postretirement Benefits	2013	2012

Service cost	$201	$161
Interest cost	208	230
Amortization of prior service cost	21	22
Amortization of actuarial loss	84	103

Net benefit costs	$514	$516

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2013 approximated $18,656, the majority of which serve as collateral for the Industrial Revenue Bond debt.

In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $1,083 (£680) has been received to date. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See Note 12 regarding litigation and Note 13 for environmental matters.

7.	Derivative Instruments

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

As of March 31, 2013, approximately $19,143 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2014. The fair value of assets held as collateral for the fair value contracts as of March 31, 2013 approximated $760. As of March 31, 2013, there were no cash flow contracts outstanding for future sales.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold, excluding depreciation) when the projected sales occur. At March 31, 2013, approximately 57% or $3,249 of anticipated copper purchases over the next nine months and 57% or $427 of anticipated aluminum purchases over the next four months are hedged. The fair value of assets held as collateral as of March 31, 2013 equaled $485.

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

At March 31, 2013, the Corporation has purchase commitments covering 46% or $6,276 of anticipated natural gas usage through 2015 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(300) and $27 for the three months ended March 31, 2013 and 2012, respectively.

The location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets were as follows:

	Location	March 31, 2013	December 31, 2012
Cash flow hedge contracts	Other current assets	$0	$46

Fair value hedge contracts	Other current liabilities	578	0
	Other current assets	0	218

Fair value hedged items	Receivables	63	(94)
	Other current assets	500	0

	Other current liabilities	0	223

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive income (loss). The balances as of March 31, 2013 and 2012 and the amount recognized as and reclassified from accumulated other comprehensive income (loss) for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended March 31, 2013	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	292	0	5	287

Futures contracts – copper and aluminum	26	(193)	(8)	(159)

	$318	$(193)	$(3)	$128

Three Months Ended March 31, 2012
Foreign currency sales contracts – cash flow hedges	$114	$(26)	$50	$38

Foreign currency purchase contracts	309	0	4	305

Futures contracts – copper and aluminum	(314)	251	$(177)	114

	$109	$225	$(123)	$457

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive income (loss) to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the	Three Months Ended March 31,
	of Operations	Next 12 Months	2013	2012
Foreign currency sales contracts - cash flow hedges	Net sales	n/a	$0	$79

Foreign currency purchase contracts	Depreciation	$28	7	7

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(255)	(14)	(284)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of other comprehensive income (loss) and accumulated other comprehensive loss as of and for the three months ended March 31, 2013 and 2012 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)
Net Change	(2,898)	1,426	210	(190)	(1,452)

Balance at March 31, 2013	$(4,441)	$(80,357)	$843	$128	$(83,827)

Balance at January 1, 2012	$(4,736)	$(75,225)	$562	$109	$(79,290)
Net Change	1,742	1,266	89	348	3,445

Balance at March 31, 2012	$(2,994)	$(73,959)	$651	$457	$(75,845)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive income (loss). Amounts in parentheses represent credits to net income.

	Three Months Ended March 31,
	2013	2012	Affected Line Item
Amortization of unrecognized employee benefit costs	$1,440	$1,296	Costs of products sold (excluding depreciation)
	573	480	Selling and administrative
	219	195	Other income (expense)

	2,232	1,971	Total before income tax
	(806)	(705)	Income tax provision

	$1,426	$1,266	Net of tax

Realized (gains) on sale of marketable securities	$(7)	$(32)	Selling and administrative
	2	11	Income tax provision

	$(5)	$(21)	Net of tax

Realized losses (gains) from settlement of cash flow hedges:
Foreign currency sales contracts – cash flow hedges	$0	$(79)	Net sales
Foreign currency purchase contracts	(7)	(7)	Depreciation

Futures contracts – copper and aluminum	14	284	Costs of products sold (excluding depreciation)

	7	198	Total before income tax
	(4)	(75)	Income tax provision

	$3	$123	Net of tax

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2013	2012
Tax expense (benefit) associated with changes in:
Unrealized holding gains/losses on marketable securities	$(116)	$(59)
Fair value of cash flow hedges	116	(137)
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(806)	(705)
Realized gains/losses from sale of marketable securities	2	11
Realized gains/losses from settlement of cash flow hedges	(4)	(75)

9.	Stock-Based Compensation

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (Incentive Plan) which authorizes the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards. In May 2013, the Compensation Committee granted 173,750 non-qualified stock options to select employees. The options have a ten-year life and vest over a three-year period.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will be fully vested as of the grant date. In May 2013, 11,656 shares of the Corporation’s common stock were issued to the non-employee directors.

Stock-based compensation expense for the three months ended March 31, 2013 and 2012 equaled $296 and $399, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $104 and $140, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2013

Investments
Other noncurrent assets	$3,705	$0	$0	$3,705
Foreign currency exchange contracts
Other current assets	0	500	0	500
Other current liabilities	0	578	0	578

As of December 31, 2012

Investments
Other noncurrent assets	$3,358	$0	$0	$3,358
Foreign currency exchange contracts
Other current assets	0	264	0	264
Other current liabilities	0	223	0	223

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended March 31,
	2013	2012

Net sales:
Forged and Cast Rolls	$45,113	$43,948
Air and Liquid Processing	24,511	29,657

Total Reportable Segments	$69,624	$73,605

Income before Income Taxes:
Forged and Cast Rolls	$2,063	$4,140
Air and Liquid Processing	2,210	2,474

Total Reportable Segments	4,273	6,614
Other expense, including corporate costs	(3,206)	(2,774)

Total	$1,067	$3,840

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution:

	Three Months Ended March 31,
	2013	2012
Total claims pending at the beginning of the period	8,007	8,145
New claims served	381	88
Claims dismissed	(106)	(150)
Claims settled	(55)	(65)

Total claims pending at the end of the period (1)	8,227	8,018

Gross settlement and defense costs (in 000’s)	$6,087	$4,853

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$37.81	$22.57

(1)	Included as “open claims” are approximately 1,634 and 1,663 claims as of March 31, 2013 and 2012, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and its Air & Liquid Systems Corporation (“Air & Liquid”) subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). The Settlement Agreements include agreements with insurers encompassing all known solvent primary policies and solvent first-layer excess policies with responsibilities for Asbestos Liability. The Settlement Agreements also include an agreement, effective on October 8, 2012, with insurers responsible for the majority of the solvent second-layer and above excess insurance policies issued to the Corporation from 1981 through 1984. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary in dissolution, numbering approximately 289 as of March 31, 2013, are not included within the Settlement Agreements. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

The following table summarizes activity relating to insurance recoveries.

	Three Months Ended March 31,
	2013	2012
Insurance receivable – asbestos, beginning of the year	$118,115	$126,206
Settlement and defense costs paid by insurance carriers	(8,432)	(3,363)

Insurance receivable – asbestos, end of the period	$109,683	$122,843

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,100 at March 31, 2013 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. The Forged and Cast Rolls segment is being adversely affected by weak demand worldwide and competitive pricing. Lower production levels of our customers, excess roll inventories in Asia, and the emergence of indigenous roll supply, particularly in China, are contributing to the falloff in demand and a reduction in export business. Margin erosion continues as global pricing pressure remains fierce from both traditional Western suppliers, who are working below capacity, and Chinese, Japanese, and Eastern European roll makers, who are discounting deeply to secure volume. Additionally, management expects a continuation of losses by its Chinese forged roll joint venture company (for which it has a 49% interest and accounts for on the equity method of accounting). While losses to date are largely the result of non-cash expense, if conditions deteriorate or other impairment indicators arise, future earnings of the Corporation may be adversely affected by an impairment charge.

Demand for rolling mill rolls is expected to recover modestly in 2013. Roll requirements by our customers in North America are anticipated to improve slightly as a result of a stronger automotive industry and a timid but positive housing market. New mill projects in Asia will partially offset the effects of excess roll inventories and competitive pricing pressures in that region. European sales, however, will remain generally weak as steel producers continue to rationalize capacity. Additionally, competitive pricing pressures will likely continue as most roll producers are expected to operate below capacity.

For the Air and Liquid Processing segment, spending on new construction by institutional markets has slowed while continued spending on upgrading fossil-fueled utility plants is encouraging.

Consolidated Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net Sales. Net sales for the three months ended March 31, 2013 and 2012 were $69,624 and $73,605, respectively. Backlog approximated $194,448 at March 31, 2013 versus $195,804 as of December 31, 2012 and $261,043 as of March 31, 2012. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 79.1% and 76.4% for the three months ended March 31, 2013 and 2012, respectively. The increase is primarily attributable to reduced margins for the Forged and Cast Rolls segment.

Income from Operations. Income from operations for the three months ended March 31, 2013 and 2012 approximated $1,711 and $4,117, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the three months ended March 31, 2013 improved slightly when compared to the three months ended March 31, 2012 principally due to the timing of certain orders for customers. Operating income for the same period decreased however. Although the additional volume contributed approximately $2,200 to earnings, operating income was adversely affected by lower margins which negatively impacted results by roughly $4,900. Backlog approximated $152,642 at March 31, 2013 against $154,527 as of December 31, 2012 and $215,608 as of March 31, 2012. The decline, particularly from a year ago, is due to shipments outpacing new orders and declining profitability in backlog. Approximately $41,727 of the current backlog is expected to ship after 2013.

Air and Liquid Processing. For the three months ended March 31, 2013, sales and operating results for each of the divisions declined when compared to the same period of the prior year due to a lower volume of shipments and/or changes in product mix. For Buffalo Pumps, sales and operating income include a lower volume of commercial pump shipments offset by a higher proportion of shipments to U.S. Navy shipbuilders which have lower margins. For Aerofin, shipments to Original Equipment Manufacturers and industrial customers decreased and was somewhat offset by improved activity with the fossil-fueled utility market. For Buffalo Air Handling, the prior year quarter included the balance of the large order for a customer in medical research. Backlog at March 31, 2013 and December 31, 2012 were comparable at approximately $41,806 but below March 31, 2012 of $45,435. The majority of the backlog will ship in 2013.

Other Income (Expense). The fluctuation is primarily attributable to fluctuations in foreign exchange gains and losses.

Income Taxes. The decrease in the effective income tax rate is attributable to a higher proportion of beneficial permanent differences.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended March 31, 2013 and 2012 equaled $126 or $0.01 per common share and $2,000 or $0.19 per common share, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The decrease is primarily due to lower earnings of the Corporation.

Net cash flows used in investing activities for the three months ended March 31, 2013 were higher than March 31, 2012 due to a increased level of capital expenditures for the Forged and Cast Rolls segment. As of March 31, 2013, future capital expenditures approximating $11,000, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends. Stock options were exercised in the prior year resulting in proceeds from the issuance of common stock and excess tax benefits.

As a result of the above, cash and cash equivalents increased $3,276 in 2013 and ended the period at $82,615 (of which approximately $8,686 is held by foreign operations) in comparison to $78,889 at December 31, 2012. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2013 was approximately $9,100 (including £3,000 in the U.K. and €400 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2012, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Amendment effective May 1, 2013 to Retirement and Consulting Agreement dated April 30, 2009 between Ampco-Pittsburgh Corporation and Ernest G. Siddons.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2013	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: May 10, 2013	BY:	/s/ Marliss D. Johnson
Marliss D. Johnson
Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10)	Amendment effective May 1, 2013 to Retirement and Consulting Agreement dated April 30, 2009 between Ampco-Pittsburgh Corporation and Ernest G. Siddons.

	(31.1)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(101)	Interactive Data File (XBRL)