Form 10-Q
period 2013-06-30
AMPCO PITTSBURGH CORP
filed 2013-08-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On August 2, 2013, 10,362,746 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$90,111	$78,889
Receivables, less allowance for doubtful accounts of $549 in 2013 and $519 in 2012	45,434	54,394
Inventories	70,636	70,669
Insurance receivables – asbestos	16,000	18,400
Other current assets	11,926	15,230

Total current assets	234,107	237,582

Property, plant and equipment, net	149,241	150,297
Insurance receivables – asbestos	89,358	99,715
Deferred income tax assets	25,965	25,800
Investments in joint ventures	12,525	13,319
Other noncurrent assets	6,978	6,466

	$518,174	$533,179

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,299	$15,839
Accrued payrolls and employee benefits	8,654	9,301
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	21,000	23,500
Other current liabilities	22,646	24,473

Total current liabilities	80,910	86,424

Employee benefit obligations	96,407	96,100
Asbestos liability	149,568	157,522
Other noncurrent liabilities	1,190	1,040

Total liabilities	328,075	341,086

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,363 shares in 2013 and 10,346 shares in 2012	10,363	10,346
Additional paid-in capital	125,120	124,464
Retained earnings	137,162	139,658
Accumulated other comprehensive loss	(82,546)	(82,375)

Total shareholders’ equity	190,099	192,093

	$518,174	$533,179

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$69,938	$69,956	$139,562	$143,561

Operating costs and expenses:
Costs of products sold (excluding depreciation)	55,310	54,302	110,400	110,538
Selling and administrative	9,298	9,973	19,156	20,400
Depreciation	2,914	2,754	5,885	5,579
Loss (gain) on disposition of assets	25	(1)	19	(1)

Total operating expenses	67,547	67,028	135,460	136,516

Income from operations	2,391	2,928	4,102	7,045

Other income (expense):
Investment-related income	11	18	24	34
Interest expense	(68)	(61)	(121)	(116)
Other – net	(403)	(226)	(1,007)	(463)

	(460)	(269)	(1,104)	(545)

Income before income taxes and equity losses in Chinese joint venture	1,931	2,659	2,998	6,500

Income tax provision	(581)	(770)	(901)	(2,145)

Equity losses in Chinese joint venture	(244)	(381)	(865)	(847)

Net income	$1,106	$1,508	$1,232	$3,508

Net income per common share:
Basic	$0.11	$0.15	$0.12	$0.34

Diluted	$0.11	$0.15	$0.12	$0.34

Cash dividends declared per share	$0.18	$0.18	$0.36	$0.36

Weighted average number of common shares outstanding:
Basic	10,357	10,339	10,351	10,334

Diluted	10,407	10,387	10,403	10,390

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$1,106	$1,508	$1,232	$3,508

Other comprehensive income (loss), net of tax where applicable:

Adjustments for changes in:
Foreign exchange translation	148	(1,148)	(2,750)	594
Unrealized holding (losses) gains on marketable securities	(22)	(70)	193	40
Fair value of cash flow hedges	(236)	(228)	(429)	(3)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,361	1,251	2,787	2,517
Realized (gains) from sale of marketable securities	(29)	(6)	(34)	(27)
Realized losses (gains) from settlement of cash flow hedges	59	(29)	62	94

Other comprehensive income (loss)	1,281	(230)	(171)	3,215

Comprehensive income	$2,387	$1,278	$1,061	$6,723

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012

Net cash flows provided by operating activities	$21,971	$14,210

Cash flows from investing activities:

Purchases of property, plant and equipment	(6,730)	(5,705)
Purchases of long-term marketable securities	(631)	(316)
Proceeds from sale of long-term marketable securities	549	315

Net cash flows used in investing activities	(6,812)	(5,706)

Cash flows from financing activities:

Dividends paid	(3,724)	(3,718)
Proceeds from the issuance of common stock	67	78
Excess tax benefits from the exercise of stock options	2	13

Net cash flows used in financing activities	(3,655)	(3,627)

Effect of exchange rate changes on cash and cash equivalents	(282)	319

Net increase in cash and cash equivalents	11,222	5,196

Cash and cash equivalents at beginning of period	78,889	69,888

Cash and cash equivalents at end of period	$90,111	$75,084

Supplemental information:

Income tax payments	$176	$2,823

Interest payments	$121	$116

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$656	$1,181

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share and claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2013 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statement of cash flows for the six months ended June 30, 2013 and 2012 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires, under certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance becomes effective for reporting periods beginning on or after January 1, 2014. Currently, the Corporation records unrecognized tax benefits as a liability; accordingly, implementation of the guidance may affect balance sheet presentation but will not impact operating results or liquidity of the Corporation.

2.	Inventories

At June 30, 2013 and December 31, 2012, approximately 66% and 68%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2013	December 31, 2012

Raw materials	$21,320	$22,514
Work-in-process	31,606	31,164
Finished goods	6,897	5,907
Supplies	10,813	11,084

	$70,636	$70,669

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2013	December 31, 2012

Land and land improvements	$5,006	$5,006
Buildings	44,702	43,411
Machinery and equipment	236,789	237,473
Construction-in-progress	11,196	7,493
Other	8,639	8,674

	306,332	302,057
Accumulated depreciation	(157,091)	(151,760)

	$149,241	$150,297

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $4,169 (£2,741) at June 30, 2013 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2013	December 31, 2012

Customer-related liabilities	$11,965	$13,444
Accrued sales commissions	1,790	2,146
Other	8,891	8,883

	$22,646	$24,473

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Balance at beginning of the period	$6,409	$5,472	$6,625	$5,498
Satisfaction of warranty claims	(669)	(573)	(1,214)	(1,265)
Provision for warranty claims	687	642	1,262	1,231
Other, primarily impact from changes in foreign currency exchange rates	(2)	(53)	(248)	24

Balance at end of the period	$6,425	$5,488	$6,425	$5,488

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Six Months Ended June 30,
	2013	2012

U.S. pension benefits plan	$0	$0
U.K. pension benefits plan	$870	$888
Other postretirement benefits (e.g., net payments)	$281	$289
U.K. defined contribution plan	$146	$152

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S. Pension Benefits

Service cost	$1,043	$1,151	$2,212	$1,972
Interest cost	2,016	2,063	4,036	4,257
Expected return on plan assets	(2,325)	(2,395)	(4,684)	(4,778)
Amortization of prior service cost	154	167	320	334
Amortization of actuarial loss	1,764	1,512	3,572	3,043

Net benefit cost	$2,652	$2,498	$5,456	$4,828

U.K. Pension Benefits

Interest cost	$617	$622	$1,235	$1,245
Expected return on plan assets	(596)	(522)	(1,191)	(1,044)
Amortization of actuarial loss	154	149	307	297

Net benefit cost	$175	$249	$351	$498

Other Postretirement Benefits

Service cost	$271	$162	$472	$323
Interest cost	255	229	463	459
Amortization of prior service cost	22	21	43	43
Amortization of actuarial loss	36	103	120	206

Net benefit cost	$584	$515	$1,098	$1,031

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2013 approximated $18,255, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

See Note 7 regarding foreign exchange contracts and commodities.

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

As of June 30, 2013, approximately $15,785 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2014. The fair value of assets held as collateral for the fair value contracts as of June 30, 2013 approximated $760. As of June 30, 2013, there were no cash flow contracts outstanding for future sales.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold, excluding depreciation) when the projected sales occur. At June 30, 2013, approximately 57% or $3,195 of anticipated copper purchases over the next nine months and 56% or $479 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of June 30, 2013 equaled $500.

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

At June 30, 2013, the Corporation has purchase commitments covering 46% or $5,617 of anticipated natural gas usage through 2015 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(93) and $52 for the three months ended June 30, 2013 and 2012, respectively, and $(393) and $78 for the six months ended June 30, 2013 and 2012, respectively.

The location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets were as follows:

	Location	June 30, 2013	December 31, 2012
Cash flow hedge contracts	Other current assets	$0	$46

Fair value hedge contracts	Other current liabilities	555	0
	Other current assets	0	218

Fair value hedged items	Receivables	95	(94)
	Other current assets	431	0

	Other current liabilities	0	223

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive income (loss). The fair value balances as of June 30, 2013 and 2012 and the amount recognized as and reclassified from accumulated other comprehensive income (loss) for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended June 30, 2013	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	287	0	5	282

Futures contracts – copper and aluminum	(159)	(236)	(64)	(331)

	$128	$(236)	$(59)	$(49)

Three Months Ended June 30, 2012
Foreign currency sales contracts – cash flow hedges	$38	$43	$0	$81

Foreign currency purchase contracts	305	0	4	301

Futures contracts – copper and aluminum	114	(271)	25	(182)

	$457	$(228)	$29	$200

Six Months Ended June 30, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	292	0	10	282

Futures contracts – copper and aluminum	26	(429)	(72)	(331)

	$318	$(429)	$(62)	$(49)

Six Months Ended June 30, 2012
Foreign currency sales contracts – cash flow hedges	$114	$17	$50	$81

Foreign currency purchase contracts	309	0	8	301

Futures contracts – copper and aluminum	(314)	(20)	(152)	(182)

	$109	$(3)	$(94)	$200

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive income (loss) to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	Next 12 Months	2013	2012	2013	2012
Foreign currency sales contracts - cash flow hedges	Net sales	$0	$0	$0	$0	$79

Foreign currency purchase contracts	Depreciation	28	7	7	14	14

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(532)	(101)	38	(115)	(246)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of other comprehensive income (loss) and accumulated other comprehensive loss as of and for the six months ended June 30, 2013 and 2012 is summarized below. Amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)

Net Change	(2,750)	2,787	159	(367)	(171)

Balance at June 30, 2013	$(4,293)	$(78,996)	$792	$(49)	$(82,546)

Balance at January 1, 2012	$(4,736)	$(75,225)	$562	$109	$(79,290)

Net Change	594	2,517	13	91	3,215

Balance at June 30, 2012	$(4,142)	$(72,708)	$575	$200	$(76,075)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive income (loss). Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	Affected Line Item
Amortization of unrecognized employee benefit costs	$1,380	$1,265	$2,820	$2,561	Costs of products sold (excluding depreciation)
	536	497	1,109	977	Selling and administrative
	214	190	433	385	Other income (expense)

	2,130	1,952	4,362	3,923	Total before income tax
	(769)	(701)	(1,575)	(1,406)	Income tax provision

	$1,361	$1,251	$2,787	$2,517	Net of tax

Realized (gains) on sale of marketable securities	$(46)	$(10)	$(53)	$(42)	Selling and administrative
	17	4	19	15	Income tax provision

	$(29)	$(6)	$(34)	$(27)	Net of tax

Realized losses (gains) from settlement of cash flow hedges:
Foreign currency sales contracts	$0	$0	$0	$(79)	Net sales

Foreign currency purchase contracts	(7)	(7)	(14)	(14)	Depreciation

Futures contracts – copper and aluminum	101	(38)	115	246	Costs of products sold (excluding depreciation)

	94	(45)	101	153	Total before income tax
	(35)	16	(39)	(59)	Income tax provision

	$59	$(29)	$62	$94	Net of tax

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax expense (benefit) associated with changes in:
Unrealized holding losses/gains on marketable securities	$12	$37	$(104)	$(22)
Fair value of cash flow hedges	142	137	258	0
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(769)	(701)	(1,575)	(1,406)
Realized gains from sale of marketable securities	17	4	19	15
Realized losses/gains from settlement of cash flow hedges	(35)	16	(39)	(59)

9.	Stock-Based Compensation

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

In May 2013, the Compensation Committee granted 173,750 non-qualified stock options to select employees. The options have a ten-year life and vest over a three-year period. The exercise price of $17.16 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $5.82 per share. The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 1.26%, an expected dividend yield of 4.20%, expected forfeiture rate of 5% and an expected volatility of 52.68%. The resultant stock-based compensation expense of $961 will be recognized over the requisite service period of three years.

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

Stock-based compensation expense for the three months ended June 30, 2013 and 2012 equaled $208 and $266, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $72 and $93, respectively. Stock-based compensation expense for the six months ended June 30, 2013 and 2012 equaled $504 and $665, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $176 and $233, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2013

Investments
Other noncurrent assets	$3,690	$0	$0	$3,690
Foreign currency exchange contracts
Other current assets	0	431	0	431
Other current liabilities	0	555	0	555

As of December 31, 2012

Investments
Other noncurrent assets	$3,358	$0	$0	$3,358
Foreign currency exchange contracts
Other current assets	0	264	0	264
Other current liabilities	0	223	0	223

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales:
Forged and Cast Rolls	$45,386	$43,584	$90,499	$87,532
Air and Liquid Processing	24,552	26,372	49,063	56,029

Total Reportable Segments	$69,938	$69,956	$139,562	$143,561

Income before Income Taxes:
Forged and Cast Rolls	$2,611	$3,240	$4,674	$7,380
Air and Liquid Processing	2,078	2,234	4,288	4,708

Total Reportable Segments	4,689	5,474	8,962	12,088
Other expense, including corporate costs – net	(2,758)	(2,815)	(5,964)	(5,588)

Total	$1,931	$2,659	$2,998	$6,500

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution:

	Six Months Ended June 30,
	2013	2012
Total claims pending at the beginning of the period	8,007	8,145
New claims served	726	173
Claims dismissed	(250)	(214)
Claims settled	(135)	(131)

Total claims pending at the end of the period (1)	8,348	7,973

Gross settlement and defense costs (in 000’s)	$10,727	$9,609

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$27.86	$27.85

(1)	Included as “open claims” are approximately 1,633 and 1,657 claims as of June 30, 2013 and 2012, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and its Air & Liquid Systems Corporation (“Air & Liquid”) subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). The Settlement Agreements include agreements with insurers encompassing all known solvent primary policies and solvent first-layer excess policies with responsibilities for Asbestos Liability. The Settlement Agreements also include an agreement, effective on October 8, 2012, with insurers responsible for the majority of the solvent second-layer and above excess insurance policies issued to the Corporation from 1981 through 1984. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary in dissolution, numbering approximately 289 as of June 30, 2013, are not included within the Settlement Agreements. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at June 30, 2013 was $170,568. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

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

The following table summarizes activity relating to insurance recoveries.

	Six Months Ended June 30,
	2013	2012
Insurance receivable – asbestos, beginning of the year	$118,115	$126,206
Settlement and defense costs paid by insurance carriers	(12,757)	(6,581)

Insurance receivable – asbestos, end of the period	$105,358	$119,625

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,100 at June 30, 2013 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. The Forged and Cast Rolls segment is being adversely affected by weak demand worldwide and competitive pricing. Lower steel and aluminum production levels of our customers, excess roll inventories in Asia, and the emergence of indigenous roll supply, particularly in China, are contributing to the falloff in demand and a reduction in export business. Margin erosion continues as global pricing pressure remains fierce from both traditional Western suppliers, who are working below capacity, and Chinese, Japanese, and Eastern European roll makers, who are discounting deeply to secure volume. Additionally, management expects a continuation of losses by its Chinese forged roll joint venture company (in which it has a 49% interest and accounts for on the equity method of accounting). While losses to date are largely the result of non-cash expense, if conditions deteriorate or other impairment indicators arise, future earnings of the Corporation may be adversely affected by an impairment charge.

For 2013 to date, demand for rolling mill rolls has recovered modestly including roll requirements for North America customers. Additionally, new mill projects in Asia have helped to offset the effects of lower demand associated with excess roll inventories and emerging indigenous supply in that region. European sales, however, remain generally weak as steel producers continue to rationalize capacity. Competitive pricing pressures continue globally as most roll producers operate well below capacity.

For the Air and Liquid Processing segment, spending on new construction by the institutional markets remains slow while continued strength in spending on upgrading fossil-fueled utility plants is encouraging.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Net Sales. Net sales for the three months ended June 30, 2013 and 2012 were $69,938 and $69,956, respectively, and $139,562 and $143,561, respectively, for the six months then ended. Backlog approximated $182,057 at June 30, 2013 versus $195,804 as of December 31, 2012 and $245,769 as of June 30, 2012. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 79.1% and 77.6% for the three months ended June 30, 2013 and 2012, respectively, and 79.1% and 77% for the six months ended June 30, 2013 and 2012, respectively. The increase is primarily attributable to reduced margins for the Forged and Cast Rolls segment.

Selling and Administrative. The decrease in selling and administrative expenses for the three and six months ended June 30, 2013 against the comparable prior year periods is primarily due to ongoing cost containment activities being implemented by each of the segments.

Depreciation. The increase in depreciation expense for the three and six months ended June 30, 2013 against the comparable prior year periods is attributable to additional depreciation associated with assets placed in service in the prior year.

Income from Operations. Income from operations for the three months ended June 30, 2013 and 2012 approximated $2,391 and $2,928, respectively, and $4,102 and $7,045, respectively, for the six months then ended. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Although sales for each of the current year periods improved slightly when compared to the same periods of the prior year, operating income decreased. The additional volume contributed approximately $800 and $3,000 to earnings for the three and six months ended June 30, 2013, respectively; however, lower margins adversely affected operating income by approximately $1,400 and $6,300 for the same periods. Backlog approximated $140,772 at June 30, 2013 against $154,527 as of December 31, 2012 and $195,640 as of June 30, 2012. The decline, particularly from a year ago, is due to shipments outpacing new orders and lower profitability in backlog. Approximately $55,903 of the current backlog is expected to ship after 2013.

Air and Liquid Processing. For the three and six months ended June 30, 2013, sales and operating results decreased against the same periods of the prior year. For Buffalo Pumps, sales improved for each of the current year periods; however, operating income remained relatively comparable due to differences in product mix (shipments included a larger portion of orders to U.S. Navy shipbuilders which have lower margins). For Aerofin, sales decreased for each of the current year periods. Operating income improved for the quarter, primarily due to changes in product mix; however, it is less than the prior year because of the lower volume of shipments. For Buffalo Air Handling, sales and operating results are less than the comparable prior year periods principally due to a weak construction market. Additionally, the prior year-to-date period includes the balance of a large order for a customer in medical research. Backlog at June 30, 2013 and December 31, 2012 were comparable at approximately $41,300 but below June 30, 2012 of $50,129. The decline in backlog from a year ago correlates to the decrease in customer demand for the group’s products. The majority of the backlog will ship in 2013.

Other Income (Expense). The fluctuation is primarily attributable to fluctuations in foreign exchange gains and losses.

Income Taxes. The decrease in the effective income tax rate for the six months ended June 30, 2013 versus the same period of 2012 is attributable to a higher proportion of beneficial permanent differences. The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes an adjustment necessary to record the year-to-date tax provision at the estimated annual effective tax rate for that year.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended June 30, 2013 and 2012 equaled $1,106 or $0.11 per common share and $1,508 or $0.15 per common share, respectively, and $1,232 or $0.12 per common share and $3,508 or $0.34 per common share, respectively, for the six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Net cash flows provided by operating activities for the prior year were adversely impacted by an increase in inventory levels from December 31, 2011, thereby reducing net cash flows provided by operating activities for the six months ended June 30, 2012, whereas inventory levels for the current year are comparable to December 31, 2012 thus having minimal impact on net cash flows provided by operating activities for the six months ended June 30, 2013. Additionally, net spend on asbestos-related costs for the six months ended June 30, 2013 was less than net spend on asbestos-related costs for the six months ended June 30, 2012. Due to a decline in sales, accounts receivable at June 30, 2013 decreased from December 31, 2012 and at June 30, 2012 from December 31, 2011 by similar amounts and, accordingly, did not have a significant impact on net cash flows provided by operating activities.

Net cash flows used in investing activities for the six months ended June 30, 2013 were higher than June 30, 2012 due to an increased level of capital expenditures for the Forged and Cast Rolls segment. As of June 30, 2013, future capital expenditures approximating $11,000, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the periods and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents increased $11,222 in 2013 and ended the period at $90,111 (of which approximately $7,630 is held by foreign operations) in comparison to $78,889 at December 31, 2012. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts is currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2013 was approximately $9,100 (including £3,000 in the U.K. and €400 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE:	August 9, 2013	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE:	August 9, 2013	BY:	/s/ Marliss D. Johnson
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