Form 10-Q
period 2013-09-30
AMPCO PITTSBURGH CORP
filed 2013-11-08
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 1, 2013, 10,362,746 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$92,275	$78,889
Receivables, less allowance for doubtful accounts of $571 in 2013 and $519 in 2012	43,171	54,394
Inventories	73,029	70,669
Insurance receivables – asbestos	16,000	18,400
Other current assets	10,735	15,230

Total current assets	235,210	237,582

Property, plant and equipment, net	151,731	150,297
Insurance receivables – asbestos	100,863	99,715
Deferred income tax assets	18,508	25,800
Investments in joint ventures	12,170	13,319
Other noncurrent assets	7,205	6,466

	$525,687	$533,179

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,381	$15,839
Accrued payrolls and employee benefits	9,428	9,301
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	21,000	23,500
Other current liabilities	20,724	24,473

Total current liabilities	81,844	86,424

Employee benefit obligations	93,029	96,100
Asbestos liability	144,028	157,522
Other noncurrent liabilities	782	1,040

Total liabilities	319,683	341,086

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,363 shares in 2013 and 10,346 shares in 2012	10,363	10,346
Additional paid-in capital	125,412	124,464
Retained earnings	148,002	139,658
Accumulated other comprehensive loss	(77,773)	(82,375)

Total shareholders’ equity	206,004	192,093

	$525,687	$533,179

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012

Net sales	$64,433	$72,190	$203,995	$215,751

Operating costs and expenses:
Costs of products sold (excluding depreciation)	48,177	56,066	158,577	166,604
Selling and administrative	8,979	9,677	28,135	30,077
Depreciation	2,840	2,699	8,725	8,278
Credit for asbestos litigation	(16,340)	0	(16,340)	0
Loss (gain) on disposition of assets	0	0	19	(1)

Total operating expenses	43,656	68,442	179,116	204,958

Income from operations	20,777	3,748	24,879	10,793

Other income (expense):
Investment-related income	27	14	51	48
Interest expense	(60)	(61)	(181)	(178)
Other – net	(532)	(170)	(1,539)	(633)

	(565)	(217)	(1,669)	(763)

Income before income taxes and equity losses in Chinese joint venture	20,212	3,531	23,210	10,030

Income tax provision	(7,057)	(1,498)	(7,958)	(3,643)

Equity losses in Chinese joint venture	(450)	(505)	(1,315)	(1,350)

Net income	$12,705	$1,528	$13,937	$5,037

Net income per common share:
Basic	$1.23	$0.15	$1.35	$0.49

Diluted	$1.22	$0.15	$1.34	$0.48

Cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of common shares outstanding:
Basic	10,363	10,343	10,355	10,337

Diluted	10,408	10,384	10,404	10,388

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012

Net income	$12,705	$1,528	$13,937	$5,037

Other comprehensive income (loss), net of tax where applicable:

Adjustments for changes in:
Foreign exchange translation	2,847	2,155	97	2,749
Unrealized holding gains on marketable securities	103	94	296	134
Fair value of cash flow hedges	152	175	(277)	172
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,544	339	4,331	2,856
Realized (gains) from sale of marketable securities	(17)	(12)	(51)	(40)
Realized losses from settlement of cash flow hedges	144	83	206	177

Other comprehensive income	4,773	2,834	4,602	6,048

Comprehensive income	$17,478	$4,362	$18,539	$11,085

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended Sept 30,
	2013	2012

Net cash flows provided by operating activities	$28,957	$14,478

Cash flows from investing activities:

Purchases of property, plant and equipment	(10,264)	(7,764)
Purchases of long-term marketable securities	(810)	(589)
Proceeds from sale of long-term marketable securities	678	543
Proceeds from the disposition of property, plant and equipment	6	0
Proceeds from government grant	0	373

Net cash flows used in investing activities	(10,390)	(7,437)

Cash flows from financing activities:

Dividends paid	(5,590)	(5,580)
Proceeds from the issuance of common stock	67	78
Excess tax benefits from the exercise of stock options	2	13

Net cash flows used in financing activities	(5,521)	(5,489)

Effect of exchange rate changes on cash and cash equivalents	340	402

Net increase in cash and cash equivalents	13,386	1,954

Cash and cash equivalents at beginning of period	78,889	69,888

Cash and cash equivalents at end of period	$92,275	$71,842

Supplemental information:

Income tax payments	$877	$2,934

Interest payments	$182	$178

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$677	$624

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share and claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared by Ampco-Pittsburgh Corporation (the Corporation) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

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

At September 30, 2013 and December 31, 2012, approximately 64% and 68%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2013	December 31, 2012

Raw materials	$19,122	$22,514
Work-in-process	34,356	31,164
Finished goods	8,131	5,907
Supplies	11,420	11,084

	$73,029	$70,669

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2013	December 31, 2012

Land and land improvements	$5,117	$5,006
Buildings	45,093	43,411
Machinery and equipment	241,638	237,473
Construction-in-progress	11,594	7,493
Other	8,668	8,674

	312,110	302,057
Accumulated depreciation	(160,379)	(151,760)

	$151,731	$150,297

Land and buildings of Union Electric Steel UK Limited (UES-UK) equal to approximately $4,560 (£2,818) at September 30, 2013 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2013	December 31, 2012

Customer-related liabilities	$10,442	$13,444
Accrued sales commissions	1,556	2,146
Other	8,726	8,883

	$20,724	$24,473

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance at beginning of the period	$6,425	$5,488	$6,625	$5,498
Satisfaction of warranty claims	(344)	(604)	(1,558)	(1,869)
Provision for warranty claims	316	980	1,578	2,211
Other, primarily impact from changes in foreign currency exchange rates	231	87	(17)	111

Balance at end of the period	$6,628	$5,951	$6,628	$5,951

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Nine Months Ended September 30,
	2013		2012

U.S. pension benefits plan	$5,000	(1)	$0
U.K. pension benefits plan	$1,308		$1,333
Other postretirement benefits (e.g., net payments)	$436		$449
U.K. defined contribution plan	$227		$232

(1)	Voluntary contribution

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012
U.S. Pension Benefits

Service cost	$1,106	$986	$3,318	$2,958
Interest cost	2,016	2,129	6,052	6,386
Expected return on plan assets	(2,342)	(2,389)	(7,026)	(7,167)
Amortization of prior service cost	160	167	480	501
Amortization of actuarial loss	1,788	1,522	5,360	4,565

Net benefit cost	$2,728	$2,415	$8,184	$7,243

U.K. Pension Benefits

Interest cost	$656	$626	$1,891	$1,871
Expected return on plan assets	(651)	(525)	(1,842)	(1,569)
Amortization of actuarial loss	202	150	509	447

Net benefit cost	$207	$251	$558	$749

Other Postretirement Benefits

Service cost	$235	$280	$707	$603
Interest cost	232	230	695	689
Amortization of prior service cost	21	21	64	64
Amortization of actuarial loss (gain)	61	(152)	181	54

Net benefit cost	$549	$379	$1,647	$1,410

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2013 approximated $18,065, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

As of September 30, 2013, approximately $13,580 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through July 2014. The fair value of assets held as collateral for the fair value contracts as of September 30, 2013 approximated $800. As of September 30, 2013, there were no cash flow contracts outstanding for future sales.

Additionally, certain of the Corporation’s divisions are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold, excluding depreciation) when the projected sales occur. At September 30, 2013, approximately 57% or $3,006 of anticipated copper purchases over the next nine months and 56% or $438 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of September 30, 2013 equaled $400.

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

At September 30, 2013, the Corporation has purchase commitments covering 45% or $5,000 of anticipated natural gas usage through 2015 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(135) and $77 for the three months ended September 30, 2013 and 2012, respectively, and $(528) and $155 for the nine months ended September 30, 2013 and 2012, respectively.

The location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets were as follows:

	Location	September 30, 2013	December 31, 2012
Cash flow hedge contracts	Other current assets	$0	$46

Fair value hedge contracts	Other current assets	514	218

Fair value hedged items	Receivables	(129)	(94)

	Other current liabilities	442	223

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive income (loss). The fair value balances as of September 30, 2013 and 2012 and the amount recognized as and reclassified from accumulated other comprehensive income (loss) for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended September 30, 2013	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	282	0	4	278

Futures contracts – copper and aluminum	(331)	152	(148)	(31)

	$(49)	$152	$(144)	$247

Three Months Ended September 30, 2012
Foreign currency sales contracts – cash flow hedges	$81	$(3)	$33	$45

Foreign currency purchase contracts	301	0	5	296

Futures contracts – copper and aluminum	(182)	178	(121)	117

	$200	$175	$(83)	$458

Nine Months Ended September 30, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	292	0	14	278

Futures contracts – copper and aluminum	26	(277)	(220)	(31)

	$318	$(277)	$(206)	$247

Nine Months Ended September 30, 2012
Foreign currency sales contracts – cash flow hedges	$114	$14	$83	$45

Foreign currency purchase contracts	309	0	13	296

Futures contracts – copper and aluminum	(314)	158	(273)	117

	$109	$172	$(177)	$458

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive income (loss) to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	of Operations	Next 12 Months	2013	2012	2013	2012
Foreign currency sales contracts – cash flow hedges	Net sales	$0	$0	$52	$0	$131

Foreign currency purchase contracts	Depreciation	27	6	7	20	20

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(50)	(237)	(192)	(352)	(438)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of other comprehensive income (loss) and accumulated other comprehensive loss as of and for the nine months ended September 30, 2013 and 2012 is summarized below. Amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)

Net Change	97	4,331	245	(71)	4,602

Balance at September 30, 2013	$(1,446)	$(77,452)	$878	$247	$(77,773)

Balance at January 1, 2012	$(4,736)	$(75,225)	$562	$109	$(79,290)

Net Change	2,749	2,856	94	349	6,048

Balance at September 30, 2012	$(1,987)	$(72,369)	$656	$458	$(73,242)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive income (loss). Amounts in parentheses represent credits to net income.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012	Affected Line Item
Amortization of unrecognized employee benefit costs	$1,442	$1,050	$4,262	$3,611	Costs of products sold (excluding depreciation)
	573	471	1,682	1,448	Selling and administrative
	217	187	650	572	Other income (expense)

	2,232	1,708	6,594	5,631	Total before income tax
	(688)	(1,369)	(2,263)	(2,775)	Income tax provision

	$1,544	$339	$4,331	$2,856	Net of tax

Realized (gains) on sale of marketable securities	$(26)	$(19)	$(79)	$(62)	Selling and administrative
	9	7	28	22	Income tax provision

	$(17)	$(12)	$(51)	$(40)	Net of tax

Realized losses (gains) from settlement of cash flow hedges:
Foreign currency sales contracts	$0	$(52)	$0	$(131)	Net sales

Foreign currency purchase contracts	(6)	(7)	(20)	(20)	Depreciation

Futures contracts – copper and aluminum	237	192	352	438	Costs of products sold (excluding depreciation)

	231	133	332	287	Total before income tax
	(87)	(50)	(126)	(110)	Income tax provision

	$144	$83	$206	$177	Net of tax

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax expense (benefit) associated with changes in:
Unrealized holding losses/gains on marketable securities	$(55)	$(50)	$(159)	$(72)
Fair value of cash flow hedges	(93)	(103)	165	(103)
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(688)	(1,369)	(2,263)	(2,775)
Realized gains from sale of marketable securities	9	7	28	22
Realized losses/gains from settlement of cash flow hedges	(87)	(50)	(126)	(110)

9.	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended September 30, 2013 and 2012 equaled $341 and $296, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $120 and $103, respectively. Stock-based compensation expense for the nine months ended September 30, 2013 and 2012 equaled $845 and $961, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for each of the periods was approximately $296 and $336, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2013

Investments
Other noncurrent assets	$3,866	$0	$0	$3,866
Foreign currency exchange contracts
Other current assets	0	514	0	514
Other current liabilities	0	442	0	442

As of December 31, 2012

Investments
Other noncurrent assets	$3,358	$0	$0	$3,358
Foreign currency exchange contracts
Other current assets	0	264	0	264
Other current liabilities	0	223	0	223

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments. Income before income taxes for the three and nine months ended September 30, 2013 for the Air and Liquid Processing segment includes a credit of approximately $16,340 representing estimated additional insurance recoveries through 2022 for asbestos litigation on account of insurance coverage settlement agreements entered into during the quarter (see Note 12).

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012
Net Sales:
Forged and Cast Rolls	$41,800	$46,431	$132,299	$133,963
Air and Liquid Processing	22,633	25,759	71,696	81,788

Total Reportable Segments	$64,433	$72,190	$203,995	$215,751

Income before Income Taxes:
Forged and Cast Rolls	$4,996	$4,846	$9,670	$12,226
Air and Liquid Processing	18,081	1,026	22,369	5,734

Total Reportable Segments	23,077	5,872	32,039	17,960
Other expense, including corporate costs – net	(2,865)	(2,341)	(8,829)	(7,930)

Total	$20,212	$3,531	$23,210	$10,030

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution:

	Nine Months Ended September 30,
	2013	2012
Total claims pending at the beginning of the period	8,007	8,145
New claims served	1,056	1,343
Claims dismissed	(351)	(329)
Claims settled	(188)	(190)

Total claims pending at the end of the period (1)	8,524	8,969

Gross settlement and defense costs (in 000’s)	$15,994	$16,738

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$29.67	$32.25

(1)	Included as “open claims” are approximately 1,636 and 1,658 claims as of September 30, 2013 and 2012, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and its Air & Liquid Systems Corporation (“Air & Liquid”) subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The Settlement Agreements encompass the substantial majority of insurance policies that provide coverage for claims for Asbestos Liability. The claims against the Corporation’s inactive subsidiary in dissolution, numbering approximately 289 as of September 30, 2013, are not included within the Settlement Agreements. The Corporation believes that the claims against the inactive subsidiary in dissolution are immaterial and those claims were all resolved in the fourth quarter of 2013.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached settlement agreements with all but two of the defendant insurers in the coverage action. Effective October 8, 2012, the Corporation and Air & Liquid entered into a settlement agreement with eight of the domestic defendant insurers in the action. That agreement specifies the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. Howden also reached an agreement with such insurers, effective the same day, addressing asbestos-related bodily injury claims arising from the Products. On October 16, 2012, the Court entered Orders dismissing all claims filed by the Corporation and Air & Liquid, Howden and the eight settling excess insurers against each other in the litigation. The Corporation and Air & Liquid reached three additional settlement agreements in August 2013 with, collectively, three domestic insurers, certain underwriters at Lloyd’s, London, and certain London market insurance companies. As with the agreement effective October 16, 2012, the three additional agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending as to non-settled parties. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties. The Corporation and Air & Liquid remain in the litigation as to two insurer defendants, and continue to evaluate the Court’s September 27, 2013 ruling.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at September 30, 2013 was $165,028. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

The Corporation’s receivable at December 31, 2012 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2012, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $118,115. The Corporation updated its receivable at September 30, 2013 to take into account the effect of the Settlement Agreements reached in August 2013. The effect of these Settlement Agreements was to increase the Corporation’s receivable for insurance recoveries attributable to claims for which the Corporation’s Asbestos Liability reserve has been established by $16,340.

The following table summarizes activity relating to insurance recoveries.

	Nine Months Ended September 30,
	2013	2012
Insurance receivable – asbestos, beginning of the year	$118,115	$126,206
Settlement and defense costs paid by insurance carriers	(17,592)	(10,290)
Changes in estimated coverage	16,340	0

Insurance receivable – asbestos, end of the period	$116,863	$115,916

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $1,030 at September 30, 2013 is considered adequate based on information known to date.

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

For 2013 to date, while still considered globally weak, demand for rolling mill rolls has recovered modestly including roll requirements for North America customers. Additionally, new mill projects in Asia have helped to offset the effects of lower demand associated with excess roll inventories and emerging indigenous supply in that region. European sales, however, remain generally weak as steel producers rationalize capacity. Competitive pricing pressures continue as most roll producers operate well below capacity.

For the Air and Liquid Processing segment, spending on new construction by the institutional markets remains slow while continued strength in spending on upgrading fossil-fueled utility plants is encouraging.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Net Sales. Net sales for the three months ended September 30, 2013 and 2012 were $64,433 and $72,190, respectively, and $203,995 and $215,751, respectively, for the nine months then ended. Backlog approximated $200,108 at September 30, 2013 versus $195,804 as of December 31, 2012 and $216,940 as of September 30, 2012. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of Products Sold. Costs of products sold, excluding depreciation, as a percentage of net sales approximated 74.8% and 77.7% for the three months ended September 30, 2013 and 2012, respectively, and 77.7% and 77.2% for the nine months ended September 30, 2013 and 2012, respectively. Although margins are lower in the current year, proceeds of $1,505 from an insurance claim relating to lost profit on rolling mill rolls damaged by Hurricane Sandy in 2012 were received in the third quarter of 2013 and were recorded as a reduction to costs of products sold thereby reducing the effect of the lower margins.

Selling and Administrative. The decrease in selling and administrative expenses for the three and nine months ended September 30, 2013 against the comparable prior year periods is primarily due to ongoing cost containment activities being implemented by each of the segments.

Depreciation. The increase in depreciation expense for the three and nine months ended September 30, 2013 against the comparable prior year periods is attributable to additional depreciation associated with assets placed in service in the prior year.

Credit for Asbestos Litigation. The credit for asbestos litigation in the third quarter of 2013 represents estimated additional insurance recoveries through 2022 for asbestos liabilities on account of insurance coverage settlement agreements entered into during the quarter.

Income from Operations. Income from operations for the three months ended September 30, 2013 and 2012 approximated $20,777 and $3,748, respectively, and $24,879 and $10,793, respectively, for the nine months then ended. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Net sales declined for the three and nine months ended September 30, 2013 when compared to the same periods of the prior year primarily due to lower selling prices which adversely impacted operating income by approximately $2,900 and $9,200, respectively. A higher volume of shipments offset the effect of lower pricing by approximately $800 and $3,800 for the three and nine months ended September 30, 2013, respectively. Additionally, receipt of $1,505 of insurance proceeds for lost margin on in-transit inventory damaged by Hurricane Sandy and improved quality resulting in a reduction of warranty-related provisions further benefited operating income for each of the current year periods. Backlog approximated $161,267 at September 30, 2013 against $154,527 as of December 31, 2012 and $170,195 as of September 30, 2012. Approximately $112,020 of the current backlog is expected to ship after 2013.

Air and Liquid Processing. Sales for the three and nine months ended September 30, 2013 were less than the comparable prior year periods; however, operating income improved due to the Credit for Asbestos Litigation of $16,340 representing estimated additional insurance recoveries through 2022 for asbestos liabilities on account of insurance coverage settlement agreements entered into during the quarter. For Buffalo Pumps, sales and operating income improved for each of the current year periods due to a higher volume of shipments to U.S. Navy shipbuilders. For Aerofin, sales decreased for each of the current year periods; however, operating income improved primarily due to changes in product mix. For Buffalo Air Handling, sales and operating results were less than the comparable prior year periods principally due to a weak construction market. Additionally, the prior year-to-date period includes the balance of a large order for a customer in medical research. Backlog approximated $38,841 at September 30, 2013 against $41,277 as of December 31, 2012 and $46,745 as of September 30, 2012. Approximately $12,788 of the current backlog is expected to ship after 2013.

Other Income (Expense). The fluctuation is primarily attributable to fluctuations in foreign exchange gains and losses.

Income Taxes. The effective income tax rates for the nine months ended September 30, 2013 and 2012 are relatively comparable. Changes in the effective income tax rate include the impact of differences in permanent items, state income taxes, uncertain tax positions and the mix of income, none of which were individually significant in the periods. The income tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes an adjustment necessary to record the year-to-date tax provision at the estimated annual effective tax rate for that year.

Net Income and Earnings per Common Share. As a result of the above, the Corporation’s net income for the three months ended September 30, 2013 and 2012 equaled $12,705 or $1.23 per common share and $1,528 or $0.15 per common share, respectively, and $13,937 or $1.35 per common share and $5,037 or $0.49 per common share, respectively, for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 by $14,479. The improvement is primarily attributable to (1) a greater reduction in accounts receivable from December 31, 2012 to September 30, 2013 versus December 31, 2011 to September 30, 2012 associated with lower sales which provided additional cash flows of approximately $2,500, (2) less of an investment in inventories which favorably impacted cash flows by roughly $7,700 and (3) an increase in accounts payable which provided approximately $4,300 of additional cash flows. While the credit for asbestos litigation recorded in the current year improved earnings, it did not impact cash flows by the same amount. Instead, the additional insurance coverage principally will reduce future payments required by the Corporation’s Air & Liquid System’s subsidiary. Net asbestos-related payments equaled $3,712 and $6,609 for the nine months ended September 30, 2013 and 2012, respectively. During 2013, voluntary contributions to employee benefit plans equaled $5,000. No voluntary contributions were made is 2012.

Net cash flows used in investing activities for the nine months ended September 30, 2013 were higher than September 30, 2012 due to an increased level of capital expenditures for the Forged and Cast Rolls segment. For 2012, proceeds from a government grant offset a portion of the capital expenditures by the U.K. operations. As of September 30, 2013, future capital expenditures approximating $8,500, to be spent over the next 12-15 months, have been approved and approximately $275 (£170) of the government grant remains available for reimbursement of qualifying purchases.

Net cash flows used in financing activities were comparable for each of the periods and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents increased $13,386 in 2013 and ended the period at $92,275 (of which approximately $9,200 is held by foreign operations) in comparison to $78,889 at December 31, 2012 (of which approximately $8,600 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts is currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2013 was approximately $9,400 (including £3,000 in the U.K. and €400 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE:	November 8, 2013	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE:	November 8, 2013	BY:	/s/ Marliss D. Johnson
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