Form 10-K
period 2013-12-31
AMPCO PITTSBURGH CORP
filed 2014-03-17
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes         No    ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 28, 2013 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $154 million.

As of March 7, 2014, 10,373,080 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2014 Annual Meeting of Shareholders.

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

The Corporation classifies its businesses in two segments: Forged and Cast Rolls and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2013 are set forth in Note 19 (Business Segments) on page 54 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Rolls Segment

Union Electric Steel Corporation produces forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is one of the largest producers of forged hardened steel rolls in the world. In addition to several domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary became a 49% partner in a joint venture in China to manufacture large forged backup rolls principally in weight and size larger than those which can be made in the subsidiary’s facilities in the United States. Limited production continued in 2013.

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

The Forged and Cast Rolls segment has two international customers which constituted approximately 26% of its sales in 2013. The loss of both of these customers could have a material adverse effect on the segment.

For additional information on the products produced and financial information about each segment, see page 4 and Note 19 (Business Segments) on page 54 of this Annual Report on Form 10-K.

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

Backlog

The backlog of orders at December 31, 2013 was approximately $197 million compared to a backlog of $196 million at year-end 2012. Approximately 13% of the backlog is expected to be released after 2014.

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

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, the Corporation’s businesses in both segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.41 million in 2013, $1.48 million in 2012 and $1.70 million in 2011.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2013 and such expenditures are not expected to be material in 2014.

Employees

On December 31, 2013, the Corporation had 1,109 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Rolls segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 54 of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation are as follows:

Robert A. Paul (age 76). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He has been a Director since 1970 and his current term expires in 2015. He is also Chairman and a director of The Louis Berkman Investment Company. Mr. Paul has been a shareholder, officer and director of the Corporation for more than forty years.

Rose Hoover (age 58). Ms. Hoover has been employed by the Corporation for more than thirty years. She has served as Executive Vice President and Chief Administrative Officer of the Corporation since May 2011; Senior Vice President of the Corporation since April 2009 and prior to that served as Vice President Administration of the Corporation since 2006. She has also served as Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 49). Ms. Johnson has been Chief Financial Officer and Treasurer of the Corporation since May 2013. Prior to that, she was Vice President, Controller and Treasurer of the Corporation for more than ten years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Robert G. Carothers (age 64). Mr. Carothers has been employed by Union Electric Steel, a subsidiary of the Corporation, for more than forty years. He has served as Chairman, Chief Executive Officer, and President of the Corporation’s Forged and Cast Roll Segment since April 2009 and prior to that served as President of Union Electric Steel since 1998.

Terrence W. Kenny (age 54). Mr. Kenny has been employed by the Corporation for almost thirty years. He has served as President of the Air and Liquid Processing Group since April 2009 and prior to that served as Group Vice-President of the Corporation for more than five years.

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

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2013, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. Similarly, although the Corporation believes that the assumptions employed in valuing its insurance coverage were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

The Corporation’s office space and the Air & Liquid Systems headquarter’s office space are leased. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Rolls segment’s facilities were operated within 70% to 75% of their normal capacity during 2013. The facilities of the Air and Liquid Processing segment were operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of the Corporation’s Air & Liquid Systems Corporation subsidiary (“Asbestos Liability”) and of an inactive subsidiary in dissolution. During 2013, all pending claims against the inactive subsidiary in dissolution were settled, dismissed or barred, and the dissolution court issued a final order thereby concluding the dissolution proceedings. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution for the two years ended December 31, 2013 and 2012:

	2013	2012
Total claims pending at the beginning of the period	8,007	8,145
New claims served	1,432	1,538
Claims dismissed	(803)	(1,420)
Claims settled	(317)	(256)
Total claims pending at the end of the period (1)	8,319	8,007
Gross settlement and defense costs (in 000’s)	$22,618	$23,589
Average gross settlement and defense costs per claim resolved (in 000’s)	$20.19	$14.07

(1)	Included as “open claims” are approximately 1,636 claims and 1,632 claims in 2013 and 2012, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. The September 27, 2013 ruling is not a final ruling for appellate purposes, but when final it could be appealed by the parties to the litigation.

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

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally-recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2022. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181 million, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at December 31, 2013 was $158 million. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

The Corporation’s receivable at December 31, 2012 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2012, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $118 million. The Corporation updated its receivable at September 30, 2013 to take into account the effect of the Settlement Agreements reached in August 2013. The effect of these Settlement Agreements was to increase the Corporation’s receivable for insurance recoveries attributable to claims for which the Corporation’s Asbestos Liability reserve has been established by $16 million.

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2013 and 2012 (in 000’s).

	2013	2012
Insurance receivable – asbestos, beginning of the year	$118,115	$126,206
Settlement and defense costs paid by insurance carriers	(23,714)	(15,468)
Changes in estimated coverage	16,340	7,377
Insurance receivable – asbestos, end of the year	$110,741	$118,115

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers, or carriers not party to a Settlement Agreement, and a substantial majority of the insurance recoveries deemed probable was from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs that the subsidiaries and it may incur after 2022. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, compliance by relevant parties with the terms of the Settlement Agreements, the resolution of remaining coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

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

	2013 Per Share			2012 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$ 21.00	$ 17.55	$ 0.18	$ 23.71	$ 19.30	$ 0.18
Second	19.31	16.99	0.18	20.22	15.20	0.18
Third	20.69	16.24	0.18	19.86	15.65	0.18
Fourth	19.70	17.10	0.18	19.90	16.14	0.18
Year	21.00	16.24	0.72	23.71	15.20	0.72

The number of registered shareholders at December 31, 2013 and 2012 equaled 423 and 454, respectively.

STOCK PERFORMANCE GRAPH

Comparison of FiveYear Cumulative Total Return

Standard & Poors 500, NYSE Composite and Morningstar’s Steel Industry

(Performance results through December 31, 2013)

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2008 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 Index, NYSE Composite Index and Morningstar’s Steel Industry group.

*Cumulative total return assumes reinvestment of dividends.

In the above graph, the Corporation has used Morningstar’s Steel Industry group for its peer comparison. The diversity of products produced by subsidiaries of the Corporation makes it difficult to match to any one product-based peer group. Although not totally comparable, the Steel Industry group was chosen because the largest percentage of the Corporation’s sales is to the global steel industry.

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2013	2012	2011	2010	2009
Net sales	$ 281,050	$ 292,905	$ 344,816	$ 326,886	$ 299,177

Net income(1)	12,437	8,355	21,309	15,456	27,677

Total assets	502,673	533,179	531,632	526,963	471,825

Shareholders’ equity	234,995	192,093	192,872	196,777	179,202

Net income per common share:

Basic(1)	1.20	0.81	2.07	1.51	2.71

Diluted	1.20	0.80	2.05	1.50	2.71

Per common share:

Cash dividends declared	0.72	0.72	0.72	0.72	0.72

Shareholders’ equity	22.65	18.57	18.68	19.10	17.49

Market price at year end	19.45	19.98	19.34	28.05	31.53

Weighted average common shares outstanding	10,358	10,338	10,319	10,254	10,200

Number of registered shareholders	423	454	487	507	545

Number of employees	1,109	1,178	1,240	1,264	1,231
(1)	Net income includes:

2013 – An after-tax credit of $10,621 or $1.03 per common share for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers (see Note 17 to Consolidated Financial Statements) offset by an after-tax charge of $4,165 or $0.40 per common share to recognize an other-than-temporary impairment of our investment in a forged roll joint venture company (see Note 2 to Consolidated Financial Statements) for a net increase to net income of $6,456 or $0.63 per common share.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Rolls segment and the Air and Liquid Processing segment. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel is one of the world’s largest manufacturers of forged hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air and Liquid”), a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. Buffalo Air Handling produces large custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the marine defense, refrigeration and power generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

For 2013, operating results for our Forged and Cast Rolls group were negatively impacted by ongoing pricing pressures from customers worldwide. Servicing a struggling global steel industry customer base required further price discounting to maintain market share causing an ongoing compression of margins when compared to 2012. Generally, demand for our roll product was weak in most world regions with the exception of Asia where sales increased significantly to the aluminum sector as a result of new mill construction. Demand was stagnant in North America and Europe due to continued depressed operating levels of the steel industry in these regions. Emerging indigenous roll suppliers in China and Korea gained significant market share in their home markets and made inroads in export markets through extraordinarily low price offerings. Additionally, aggressive global pricing was offered by traditional Western world and Japanese roll producers as most were operating well below their production capacity. For 2014, a modest increase in demand is expected; however, margins are expected to remain depressed. Efforts began in 2013 for the sale of non-roll products and services to utilize available production capacity of the segment. These initiatives will continue in 2014.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. The joint venture has been adversely impacted by the global economic slow-down, reduced demand and excess roll inventories of its potential customer base in China. Losses have been incurred since 2009, for which we have recognized our share (or 49%) in our consolidated statements of operations, and are expected to continue in 2014. Additionally, the overall financial strength of the joint venture continues to deteriorate with a greater reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. In the fourth quarter of 2013, we, with the help of outside consultants and appraisers, concluded that the estimated fair value of our investment in UES-MG was less than our carrying amount and that the decline was “other than temporary”. Accordingly, we recognized an impairment charge reducing the carrying amount of our investment to its estimated fair value. We will continue to monitor the carrying value of this investment to determine if future charges are necessary.

For our Air and Liquid Processing segment, a decrease in spending on new construction projects by institutional markets negatively impacted our custom air handling and heat exchange coil businesses. This decrease was partially offset by increases in sales of heat exchange coils to the fossil fueled utility market and centrifugal pumps to U.S. Navy shipbuilders. The focus for this segment is to continue to develop new product lines and to strengthen the sales distribution networks.

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2013		2012		2011
Net Sales:
Forged and Cast Rolls	$187,286	67%	$189,470	65%	$248,380	72%
Air and Liquid Processing	93,764	33%	103,435	35%	96,436	28%
Consolidated	$281,050	100%	$292,905	100%	$344,816	100%
Income (Loss) from Operations:
Forged and Cast Rolls	$13,936		$18,415		$38,761
Air and Liquid Processing(1)	24,945		7,267		8,155
Corporate costs	(9,914)		(9,390)		(10,442)
Consolidated	$28,967		$16,292		$36,474
Backlog:
Forged and Cast Rolls	$159,344	81%	$154,527	79%	$214,449	82%
Air and Liquid Processing	38,117	19%	41,277	21%	45,552	18%
Consolidated	$197,461	100%	$195,804	100%	$260,001	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment for 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers (see Note 17 to Consolidated Financial Statements).

Consolidated net sales for 2013 decreased when compared to 2012 principally due to a decline in new construction spending by the institutional markets for the Air and Liquid Processing group. Operating income improved, however, as a result of a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers in 2013. The benefit to operating income was offset primarily by lower margins for the Forged and Cast Rolls segment. Consolidated net sales and operating income for 2012 decreased when compared to 2011 principally due to a lower volume of shipments, weaker pricing, reduced margins and differences in product mix for the Forged and Cast Rolls group. A more detailed review by segment is included below. The variance in corporate costs between the years is primarily attributable to stock-based compensation costs and legal and professional fees.

Gross margin, excluding depreciation, as a percentage of net sales, was 22.7%, 22.9% and 25.7% for 2013, 2012 and 2011, respectively, and decreased from 2011 primarily as a result of price discounting which was necessary to remain competitive.

Selling and administrative expenses totaled $39,682 (14.1% of net sales), $40,530 (13.8% of net sales) and $41,887 (12.1% of net sales) for 2013, 2012 and 2011, respectively. The decrease in 2013 from 2012 is primarily attributable to lower uninsured legal and case management costs and valuation expenses associated with asbestos litigation of $1,088. The decrease in 2012 from 2011 is principally attributable to lower commission expense of $2,283 for the Forged and Cast Rolls group as a result of the falloff in sales and lower stock-based compensation costs of $696 offset by higher uninsured legal and case management costs and valuation expenses associated with asbestos litigation of $819.

The credit for asbestos litigation in 2013 represents the estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers in 2013. The credit for asbestos litigation in 2012 represents an adjustment to previously-provided charges for asbestos-related litigation net of estimated insurance recoveries. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain of our former subsidiary companies (now operated as divisions of the Air and Liquid Processing segment). See Note 17 to Consolidated Financial Statements.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses and charges related to operations discontinued years ago. Gains (losses) on foreign exchange transactions approximated $(227), $107 and $(371) for 2013, 2012 and 2011, respectively, and charges related to operations discontinued years ago equaled $(1,412), $(1,054) and $(1,219), respectively.

Our statutory income tax rate equals 35% which compares to an effective income tax rate of 21.4%, 34.4%, and 37.2% for 2013, 2012 and 2011, respectively. The effective income tax rate for 2013 was lower due to beneficial permanent differences for our domestic operations and tax benefit related to the impairment charge recognized on our investment in a forged roll joint venture company. The effective income tax rate for 2011 was adversely impacted by the revaluation of net deferred income tax assets associated with a reduction in the statutory income tax rate for the U.K. operations and adjustments to deferred income tax assets, partially offset by beneficial permanent differences for our domestic operations and changes in uncertain tax positions.

Equity losses in Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG and the impairment charge we recognized in 2013 on our investment in the joint venture company (see Note 2 to Consolidated Financial Statements).

As a result of the above, we earned $12,437 or $1.20 per common share for 2013, $8,355 or $0.81 per common share for 2012, and $21,309 or $2.07 per common share for 2011. Net income for 2013 includes an after-tax credit of $10,621 or $1.03 per common share for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers (see Note 17 to Consolidated Financial Statements) offset by an after-tax charge of $4,165 or $0.40 per common share to recognize an other-than-temporary impairment of our investment in a forged roll joint venture company (see Note 2 to Consolidated Financial Statements) for a net increase to net income of $6,456 or $0.63 per common share.

Forged and Cast Rolls

	2013	2012	2011
Net sales	$187,286	$189,470	$248,380
Operating income	$13,936	$18,415	$38,761
Backlog	$159,344	$154,527	$214,449

Net sales for 2013 decreased slightly when compared to 2012 due to a further decline in selling prices offset by a higher level of shipments. The lower selling prices adversely impacted operating income by approximately $12,500; however, the additional volume improved operating income by approximately $4,500. Operating income for 2013 also benefited from receipt of $1,505 of insurance proceeds for lost margin on in-transit inventory damaged by Hurricane Sandy in the prior year and improved quality resulting in a reduction of warranty-related provisions.

For 2012, the decrease in net sales from 2011 was due to a reduction in the level of shipments and selling prices which impacted operating results by approximately $12,500 and $9,000, respectively. Lower freight and commission expense offset the effect to operating income.

Backlog at the end of 2013 and 2012 decreased from 2011 due to the falloff in demand as customers worked below capacity and through excess inventories. Year-end backlog is more in line with historical levels, prior to the surge in steel production and the perceived shortage of roll supply which caused customers to place orders out several years. As of December 31, 2013, approximately $25,338 of the backlog is expected to be released after 2014.

Air and Liquid Processing

	2013	2012	2011
Net sales	$93,764	$103,435	$96,436
Operating income	$24,945	$7,267	$8,155
Backlog	$38,117	$41,277	$45,552

For 2013, sales for the segment decreased principally as a result of reduced demand for custom air handling equipment by universities and research facilities combined with excess capacity in the industry. Operating income for 2013 includes a pre-tax credit of $16,340 for the estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers during the year. By comparison, operating income for 2012 includes a pre-tax credit of $540 representing an adjustment to previously-provided charges for asbestos-related litigation net of estimated insurance recoveries, (see Note 17 to Consolidated Financial Statements). Uninsured legal and case management and valuation costs associated with asbestos litigation for each of the years approximated $649, $1,737 and $918, respectively.

For Buffalo Pumps, although sales increased for each of the years when compared to the previous year, operating income remained comparable. Contribution from the higher volume of shipments was offset primarily by differences in product mix. Specifically, for 2013, Buffalo Pumps benefited from an increase in business activity with U.S. Navy shipbuilders and, in 2012, from a higher level of shipments to its power generation customers. Operating income, however, was unfavorably impacted by lower margins on certain projects for U.S. Navy shipbuilders.

During 2013, both Aerofin and Buffalo Air Handling were affected by lower spending on new construction projects. For Aerofin, the decrease was partially offset by additional orders for heat exchange coils for the industrial and nuclear markets. For Buffalo Air Handling, completion of a large order for a customer in medical research in 2012, which began in 2011, further impacted operating results in the current year when compared to the two previous years.

The decline in backlog at December 31, 2013 from 2012 is primarily attributable to fewer pumps orders for U.S. Navy shipbuilders and a drop in orders from the fossil fueled utility market. The decrease at December 31, 2012 from 2011 is principally due to shipment of the large order for a customer in medical research which was outstanding at December 31, 2011. The majority of the year-end backlog is scheduled to ship in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2013 equaled $37,774 compared to $25,444 and $22,287 for 2012 and 2011, respectively. While the credit for asbestos litigation recorded in 2013 and 2012 improved earnings, it did not affect cash flows by the same amount. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and will generate tax benefits. Net asbestos-related payments, including reimbursement of past costs, equaled $(985), $7,932 and $5,061 in 2013, 2012 and 2011, respectively, and are expected to approximate $2,500 in 2014. Net cash flows provided by operating activities also benefited in 2013 from a reduction in inventory associated with the lower operating levels of our businesses. Contributions to our pension and other postretirement plans approximated $7,400 in 2013 (of which $5,000 were voluntary contributions), $2,500 in 2012 and $9,400 in 2011 (of which $7,000 were voluntary contributions). As a result of voluntary contributions and relief provided by Moving Ahead for Progress in the 21st Century (“MAP-21”), which reduces funding requirements for single-employer defined benefit plans, no minimum contributions are required for 2014. Additional voluntary contributions may be made however.

Net cash flows used in investing activities were $11,926, $9,369 and $15,372 in 2013, 2012 and 2011, respectively, the majority of which represents capital expenditures for the Forged and Cast Rolls group. In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment of which $1,083 (£680) has been received to date. The final portion is expected to be received in 2014. As of December 31, 2013, anticipated future capital expenditures are expected to approximate $8,087, the majority of which will be spent in 2014.

Net cash outflows from financing activities represent primarily the payment of dividends of $0.72 per common share. Additionally, stock options were exercised resulting in proceeds from the issuance of common stock and excess tax benefits.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $19,021 in 2013 and ended the year at $97,910 (of which approximately $8,100 is held by foreign operations) in comparison to $78,889 and $69,888 at December 31, 2012 and 2011, respectively. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of foreign funds is currently deemed to be permanently reinvested and no additional provision for income tax has been made. Funds on hand and funds generated from future operations are expected to be sufficient to finance our operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses. The total available at December 31, 2013 was approximately $9,500 (including £3,000 in the United Kingdom and €400 in Belgium).

We had the following contractual obligations outstanding as of December 31, 2013:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bonds(1)	$13,311	$0	$0	$0	$13,311	$0
Operating Lease Obligations	1,621	842	681	98	0	0
Capital Expenditures	8,087	8,087	0	0	0	0
Pension and Other Postretirement
Benefit Obligations(2)	43,087	2,694	19,706	8,439	12,248	0
Purchase Obligations(3)	4,938	2,506	2,432	0	0	0
Unrecognized Tax Benefits(4)	270	91	0	0	0	179
Total	$71,314	$14,220	$22,819	$8,537	$25,559	$179

(1)	Represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates. See Note 7 to Consolidated Financial Statements. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. With respect to the U.K. defined benefit plan, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period.

(3)	Represents primarily commitments by one of our Forged and Cast Rolls subsidiaries for the purchase of natural gas through 2015 covering approximately 53% of anticipated needs to meet orders in backlog. See Note 11 to Consolidated Financial Statements.

(4)	Represents uncertain tax positions. Amount included as “Other” represents portion for which the period of cash settlement cannot be reasonably estimated. See Note 13 to Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $823 accrued at December 31, 2013 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

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

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements include operating leases, capital expenditures and purchase obligations disclosed in the contractual obligations table and the letters of credit unrelated to the Industrial Revenue Bonds as discussed in Note 8 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2014 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of the increase. Product pricing for the Forged and Cast Rolls segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Additionally, long-term labor agreements exist at each of the key locations. Although certain of these agreements expire in 2014, we, as is consistent with past practice, are negotiating with the intent to secure mutually beneficial arrangements covering multiple years (see Note 8 to Consolidated Financial Statements). Finally, commitments have been executed for natural gas usage and certain commodities (copper and aluminum) to cover a portion of orders in the backlog (see Note 11 to Consolidated Financial Statements).

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

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 6.50% for our foreign plan to be reasonable. Actual returns on plan assets for 2013 and 2012, respectively, approximated 19.22% and 10.98% for our domestic plan and 12.42% and 9.61% for our foreign plan.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 5.00% and 4.50% as of December 31, 2013 for our domestic and foreign plans, respectively, to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,600. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $7,700. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations (see Note 7 to Consolidated Financial Statements).

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

We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2013.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain of our former subsidiary companies (now operated as divisions of Air & Liquid Systems). To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hired a nationally-recognized asbestos-liability expert and insurance consultant. Based on their analyses, reserves for probable and reasonably estimable costs of Asbestos Liabilities including defense costs and receivables for the insurance recoveries that are deemed probable have been established. These amounts relied on assumptions which were based on currently known facts and strategy.

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

We intend to evaluate our estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the incurrence of future charges; however, we are currently unable to estimate such future charges. Adjustments, if any, to our estimate of our recorded Asbestos Liability and/or insurance receivables could be material to our operating results for the periods in which the adjustments to the liability or receivable are recorded, and to our liquidity and consolidated financial position.

Accounting for income taxes includes our evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income. Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in an increase in net income. As of December 31, 2013, we have deferred income tax assets approximating $49,474 and a valuation allowance of $2,639.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2013, based on information known to date, we believe the amount of unrecognized tax benefits of $270 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

See Note 13 to the Consolidated Financial Statements.

Accounting for stock-based compensation is based on the fair value of the stock options on the date of grant. The fair value is affected by our stock price and various assumptions including assumptions about the expected term of the options, forfeitures, volatility, dividends and the risk-free interest rate. If the fair value of granted stock options was re-determined, on a date other than the date of grant, the resulting fair value would differ. Accordingly, the fair value of stock options granted to date is not indicative of the fair value of stock options to be granted in the future (see Note 9 to Consolidated Financial Statements).

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires expanded disclosures, including gross and net information, about financial and derivative instruments that are either offset in the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The guidance became effective for reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The new guidance affects disclosures only and did not impact our operating results, financial position or liquidity.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Information may be reported either on the face of the income statement or in the footnotes to the financial statements. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures. The guidance became effective for reporting periods beginning on or after January 1, 2013. The guidance affects disclosures only. It does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2013-02 did not impact our operating results, financial position or liquidity. See Note 10 to the Consolidated Financial Statements for required disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires, under certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance becomes effective for reporting periods beginning on or after January 1, 2014. Currently, we record unrecognized tax benefits as a liability; accordingly, implementation of the guidance may affect balance sheet presentation but will not impact our operating results or liquidity.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Annual Report on Form 10-K as well as the consolidated financial statements and notes thereto contain forward-looking statements that reflect our current views with respect to future events and financial performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We view our primary market risk exposures to be changes in foreign currency exchange rates and commodity prices. To manage certain foreign currency exchange exposures, our policy is to hedge a portion of our foreign currency denominated sales and receivables, primarily U.S. sales denominated in euros and U.K. sales denominated in U.S. dollars and euros. Although strengthening of the U.S. dollar could result in a lower volume of exports from the United States and at reduced margins, exports of our foreign operation may increase and gross margins might improve. Additionally, strengthening of the British pound could result in a lower volume of exports from the United Kingdom and at reduced margins; however, exports for our domestic operations may increase and gross margins might improve. A weakening of the euro, as compared to the U.S. dollar and British pound, could result in a lower volume of exports and at reduced margins.

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferroalloys) would have impacted 2013 and 2012 by approximately $8,500 and $9,500, respectively. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of the Forged and Cast Rolls segment which helps to protect us against the volatility in the cost of certain raw materials.

See also Note 11 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,

(in thousands, except par value)	2013	2012
Assets

Current assets:

Cash and cash equivalents	$97,910	$78,889

Receivables, less allowance for doubtful accounts of $551 in 2013 and $519 in 2012	50,279	54,394

Inventories	64,129	70,669

Insurance receivable – asbestos	24,500	18,400

Other current assets	9,968	15,230

Total current assets	246,786	237,582

Property, plant and equipment, net	151,288	150,297

Insurance receivable – asbestos	86,241	99,715

Deferred income tax assets	6,832	25,800

Investments in joint ventures	5,010	13,319

Other noncurrent assets	6,516	6,466

	$502,673	$533,179
Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$15,768	$15,839

Accrued payrolls and employee benefits	8,875	9,301

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	27,000	23,500

Other current liabilities	21,720	24,473

Total current liabilities	86,674	86,424

Employee benefit obligations	49,146	96,100

Asbestos liability	131,293	157,522

Other noncurrent liabilities	565	1,040

Total liabilities	267,678	341,086
Commitments and contingent liabilities (Note 8)

Shareholders’ equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,373 shares in 2013 and 10,346 shares in 2012	10,373	10,346

Additional paid-in capital	125,852	124,464

Retained earnings	144,635	139,658

Accumulated other comprehensive loss	(45,865)	(82,375)
Total shareholders’ equity	234,995	192,093

	$502,673	$533,179

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2013	2012	2011
Net sales	$281,050	$292,905	$344,816

Operating costs and expenses:

Costs of products sold (excluding depreciation)	217,342	225,906	256,030

Selling and administrative	39,682	40,530	41,887

Depreciation	11,342	10,661	10,153

Credit for asbestos litigation	(16,340)	(540)	0

Loss on disposition of assets	57	56	272

	252,083	276,613	308,342
Income from operations	28,967	16,292	36,474
Other income (expense):

Investment-related income	89	63	146

Interest expense	(245)	(246)	(315)

Other – net	(1,631)	(942)	(1,578)

	(1,787)	(1,125)	(1,747)
Income before income taxes and equity losses in Chinese joint venture	27,180	15,167	34,727

Income tax provision	(5,813)	(5,218)	(12,916)

Equity losses in Chinese joint venture (including an impairment charge of $6,407 in 2013)	(8,930)	(1,594)	(502)

Net income	$12,437	$8,355	$21,309
Net income per common share:

Basic	$1.20	$0.81	$2.07

Diluted	1.20	0.80	2.05

Weighted average number of common shares outstanding:

Basic	10,358	10,338	10,319

Diluted	10,406	10,390	10,393

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	$12,437	$8,355	$21,309

Other comprehensive income (loss), net of income tax where applicable:

Adjustments for changes in:

Foreign exchange translation	1,820	3,193	653

Unrecognized employee benefit costs	28,678	(10,520)	(23,028)

Unrealized holding gains (losses) on marketable securities	431	149	(28)

Fair value of cash flow hedges	(251)	102	(707)

Reclassification adjustments for items included in net income:

Amortization of unrecognized employee benefit costs	5,643	3,962	3,664

Realized (gains) losses from sale of marketable securities	(57)	(78)	13

Realized (gains) losses from settlement of cash flow hedges	246	107	(383)

Other comprehensive income (loss)	36,510	(3,085)	(19,816)
Comprehensive income	$48,947	$5,270	$1,493

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2011	$10,305	$121,074	$124,872	$ (59,474)	$196,777
Stock-based compensation		1,636			1,636
Comprehensive income:
Net income			21,309		21,309
Other comprehensive loss				(19,816)	(19,816)

Comprehensive income					1,493
Issuance of common stock including excess tax benefits of $47	21	378			399
Cash dividends ($0.72 per share)			(7,433)		(7,433)
Balance December 31, 2011	10,326	123,088	138,748	(79,290)	192,872
Stock-based compensation		1,058			1,058
Comprehensive income:
Net income			8,355		8,355
Other comprehensive loss				(3,085)	(3,085)

Comprehensive income					5,270
Issuance of common stock including excess tax benefits of $16	20	318			338
Cash dividends ($0.72 per share)			(7,445)		(7,445)
Balance December 31, 2012	10,346	124,464	139,658	(82,375)	192,093
Stock-based compensation		996			996
Comprehensive income:
Net income			12,437		12,437
Other comprehensive income				36,510	36,510

Comprehensive income					48,947
Issuance of common stock including excess tax benefits of $5	27	392			419
Cash dividends ($0.72 per share)			(7,460)		(7,460)
Balance December 31, 2013	$10,373	$125,852	$144,635	$ (45,865)	$234,995

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$12,437	$8,355	$21,309
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	11,342	10,661	10,153
Credit for asbestos litigation	(16,340)	(540)	0
Deferred income tax provision	111	2,545	5,975
Pension and other postretirement benefits – expense in excess of contributions	6,491	10,074	607
Stock-based compensation	1,196	1,258	1,954
Equity losses in Chinese joint venture (including an impairment charge of $6,407 in 2013)	8,930	1,594	502
Provisions for bad debts and inventories	155	346	(24)
Provision for warranties net of settlements	204	988	396
Excess tax benefits from the exercise of stock options	(5)	(16)	(47)
Provision for environmental liabilities	0	0	303
Other – net	108	(13)	438
Changes in assets/liabilities:
Receivables	4,196	5,188	(12,852)
Inventories	7,060	(1,101)	301
Other assets, including insurance receivable – asbestos	28,179	10,507	16,544
Accounts payable	(183)	(3,894)	(732)
Accrued payrolls and employee benefits	(2,045)	(1,209)	(582)
Other liabilities, including asbestos liability	(24,062)	(19,299)	(21,958)
Net cash flows provided by operating activities	37,774	25,444	22,287
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,805)	(9,668)	(15,780)
Purchases of long-term marketable securities	(921)	(770)	(857)
Proceeds from the sale of long-term marketable securities	782	694	776
Proceeds from government grant	0	373	484
Other	18	2	5
Net cash flows used in investing activities	(11,926)	(9,369)	(15,372)
Cash flows from financing activities:
Dividends paid	(7,455)	(7,442)	(7,429)
Proceeds from the issuance of common stock	214	123	167
Excess tax benefits from the exercise of stock options	5	16	47
Net cash flows used in financing activities	(7,236)	(7,303)	(7,215)
Effect of exchange rate changes on cash and cash equivalents	409	229	167
Net increase (decrease) in cash and cash equivalents	19,021	9,001	(133)
Cash and cash equivalents at beginning of year	78,889	69,888	70,021
Cash and cash equivalents at end of year	$97,910	$78,889	$69,888
Supplemental disclosures of cash flow information:
Income tax payments	$2,905	$4,462	$5,711
Interest payments	246	246	316
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$884	$710	$2,418

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the “Corporation”) operates in two business segments. The Forged and Cast Rolls segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel is one of the world’s largest manufacturers of forged hardened steel rolls with principal operations in Pennsylvania and Indiana whereas UES-UK produces cast iron and steel rolls in England. Rolls are supplied to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air and Liquid”), a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. Buffalo Air Handling produces large custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the marine defense, refrigeration and power generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

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

Inventories

Inventories are valued at the lower of cost or market. Cost includes the cost of raw materials, direct labor and overhead for those items manufactured but not yet sold or for which title has not yet transferred. Fixed production overhead is allocated to inventories based on normal capacity of the production facilities. In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost. The amount of fixed overhead allocated to inventories is not increased as a consequence of abnormally low production or idle plant. Costs for abnormal amounts of spoilage, handling costs and freight costs are charged to expense when incurred. Cost of domestic raw materials, work-in-process and finished goods inventories is primarily determined by the last-in, first-out (LIFO) method. Cost of domestic supplies and foreign inventories is determined primarily by the first-in, first-out (FIFO) method.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans, unrealized holding gains and losses on securities designated as available for sale and changes in the fair value of derivatives designated and effective as cash flow hedges. Certain components of other comprehensive income (loss) are presented net of income tax. Foreign currency translation adjustments exclude the effect of income tax since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net income or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net income upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. Unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans are included in net income either over the average remaining service period of employees expected to receive benefits under the plans or indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. Unrealized holding gains and losses on securities are included in net income when the underlying security is sold. Changes in the fair value of derivatives are included in net income when the projected sale occurs or, if a foreign currency purchase contract, over the estimated useful life of the underlying asset.

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

Stock-Based Compensation

Compensation expense is recognized for stock-based compensation awards over the requisite service period based on the estimated fair value of the award as of the date of grant calculated using the Black-Scholes option-pricing model. Fair value is affected by the Corporation’s stock price and various assumptions including assumptions about the expected term of the options, forfeitures, volatility, dividends and the risk-free interest rate. The expected life of the options is estimated by considering the historical exercise experience of the employee group and the vesting period of the awards. The expected forfeiture rate is estimated based on the historical forfeiture rate of the employee group. The expected volatility is based on the historical prices of the Corporation’s stock and dividend amounts over the expected life of the stock options. The expected dividend yield is based on a dividend amount giving consideration to the Corporation’s past pattern and future expectations of dividends over the expected life of the options. The risk-free interest rate is equal to the yield available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the options.

Legal Costs

Legal costs expected to be incurred in connection with loss contingencies are accrued when such costs are probable and estimable.

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amount and the tax basis of assets and liabilities including net operating loss carryforwards. Unremitted earnings of the Corporation’s non-US subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability is recorded. A valuation allowance is provided against a deferred income tax asset when it is “more likely than not” the asset will not be realized. Similarly, if a determination is made that it is “more likely than not” the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Penalties and interest are recognized as a component of the income tax provision.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The weighted average number of common shares outstanding assuming exercise of the stock options was 10,406,478 for 2013, 10,389,678 for 2012 and 10,393,159 for 2011. Weighted-average outstanding stock options excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 781,325 for 2013, 671,977 for 2012 and 544,342 for 2011.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Information may be reported either on the face of the income statement or in the footnotes to the financial statements. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures. The guidance became effective for reporting periods beginning on or after January 1, 2013. The guidance affects disclosures only. It does not change whether items are reported in net income or other comprehensive income or when items in other comprehensive income are reclassified to net income; accordingly, ASU 2013-02 did not impact the operating results, financial position or liquidity of the Corporation. (See Note 10.)

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

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

In 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. UES owns 49% of the joint venture company and Maanshan owns 51%. Both companies contributed cash for their respective interests (which equated to $14,700 for UES). The joint venture company principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. A significant portion of its sales have been to Maanshan or entities controlled by Maanshan. Additionally, the majority of its raw materials are purchased from Maanshan or entities controlled by Maanshan. UES has exclusive marketing and sales rights and earned commissions of $74 and $191 during 2012 and 2011, respectively. Approximately $14 was outstanding as of December 31, 2012. UES has not guaranteed any of the obligations of the joint venture; accordingly, its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights are proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

Losses of the joint venture approximated $(4,203), $(3,254) and $(1,024) for the twelve month period ended September 30, 2013, 2012 and 2011, respectively, of which the Corporation has recognized its share (or 49%) in its consolidated statements of operations. Losses are expected to continue in 2014. The joint venture has been adversely impacted by the global economic slow-down, reduced demand and excess roll inventories of its potential customer base in China, including Maanshan. Additionally, the overall financial strength of the joint venture continues to deteriorate with a greater reliance on Maanshan or entities controlled by Maanshan to provide financing and working capital. In the fourth quarter of 2013, the Corporation, with the help of outside consultants and appraisers, concluded that the estimated fair value of its investment was less than its carrying amount and that the decline was “other than temporary.” Accordingly, the Corporation recognized an impairment charge of $6,407 reducing the carrying amount of its investment to $3,670. The Corporation will continue to monitor the carrying value of this investment to determine if future charges will be necessary.

Assets, liabilities and shareholders’ equity of the joint venture as of September 30, 2013 and 2012 are summarized below. The remaining difference between the carrying amount of the investment and the value of the underlying equity in the net assets of the joint venture relates primarily to the elimination of 49% of the profit (“intercompany profit”) for the sale of technology from UES to the joint venture in earlier years. The intercompany profit will be recognized when realized outside of the controlled group.

	2013	2012
Assets:
Current assets (includes receivables from related parties of $636 and $271, respectively)	$9,431	$17,356
Noncurrent assets	36,840	39,455
	$46,271	$56,811
Liabilities and Shareholders’ Equity:
Current liabilities (include liabilities to related parties of $19,278 and $18,534, respectively)	$22,498	$18,621
Noncurrent liabilities	0	10,850
Shareholders’ equity	23,773	27,340
	$46,271	$56,811

The Corporation also has a 25% investment in a Chinese cast roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2013, 2012 or 2011.

NOTE 3 – INVENTORIES:

	2013	2012
Raw materials	$17,411	$22,514
Work-in-progress	29,322	31,164
Finished goods	5,894	5,907
Supplies	11,502	11,084
	$64,129	$70,669

At December 31, 2013 and 2012, approximately 56% and 68%, respectively, of the inventories was valued using the LIFO method. The LIFO reserve approximated $(26,404) and $(27,911) at December 31, 2013 and 2012, respectively. During each of the years, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $1,803, $277 and $1,127 for 2013, 2012 and 2011, respectively, which increased net income by approximately $1,172 or $0.11 per common share for 2013, $180 or $0.02 per common share for 2012 and $733 or $0.07 per common share for 2011.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2013	2012
Land and land improvements	$5,122	$5,006
Buildings	44,116	43,411
Machinery and equipment	250,936	237,473
Construction-in-process	5,315	7,493
Other	8,711	8,674
	314,200	302,057
Accumulated depreciation	(162,912)	(151,760)
	$151,288	$150,297

Land and buildings of UES-UK equal to approximately $3,268 (£1,974) at December 31, 2013 are held as collateral by the trustees of the UES-UK contributory defined benefit pension plan (see Note 7).

NOTE 5 – OTHER CURRENT LIABILITIES:

	2013	2012
Customer-related liabilities	$10,610	$13,444
Income taxes payable	1,063	70
Accrued sales commissions	1,648	2,146
Other	8,399	8,813
	$21,720	$24,473

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the year ended December 31:

	2013	2012	2011
Balance at the beginning of the year	$6,625	$5,498	$5,113
Satisfaction of warranty claims	(1,908)	(2,411)	(2,691)
Provision for warranty claims	2,112	3,399	3,087
Other, primarily impact from changes in foreign currency exchange rates	70	139	(11)
Balance at the end of the year	$6,899	$6,625	$5,498

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,500 (including £3,000 in the United Kingdom and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2013 and 2012.

As of December 31, 2013, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.16% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.20% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.18% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2013.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with the Corporation’s bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the “Facility”). The Facility expires on August 1, 2015 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2013 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. For its U.S. pension plan covered by the Employee Retirement Income Security Act of 1974 (“ERISA”), the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required for any of the three years, voluntary contributions of $5,000 and $7,000 were made in 2013 and 2011, respectively. Additionally, due to voluntary contributions and relief provided by Moving Ahead for Progress in the 21st Century (“MAP-21”), which reduces funding requirements for single-employer defined benefit plans, no minimum contributions are required for 2014; however, voluntary contributions may be made. Estimated benefit payments for subsequent years are $8,746 for 2014, $9,220 for 2015, $9,666 for 2016, $10,125 for 2017, $10,603 for 2018 and $59,563 for 2019 – 2023. The fair value of the plan’s assets as of December 31, 2013 and 2012 approximated $164,085 and $140,218, respectively, in comparison to accumulated benefit obligations of $167,723 and $180,737 for the same periods.

Employees of UES-UK participate in a contributory defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period with such estimates subject to change based on the future investment performance of the plan’s assets. Employer contributions to the contributory defined benefit pension plan approximated $1,764, $1,786 and $1,693 in 2013, 2012 and 2011, respectively, and are expected to approximate $1,859 in 2014. The fair value of the plan’s assets as of December 31, 2013 and 2012 approximated $48,536 (£29,315) and $41,875 (£25,774), respectively, in comparison to accumulated benefit obligations of $60,830 (£36,740) and $59,210 (£36,443) for the same periods. Estimated benefit payments for subsequent years are $1,193 for 2014, $1,565 for 2015, $1,475 for 2016, $2,178 for 2017, $1,593 for 2018 and $13,598 for 2019 – 2023. Contributions to the defined contribution pension plan approximated $316, $311 and $415 in 2013, 2012 and 2011, respectively, and are expected to approximate $403 in 2014.

The Corporation also maintains a nonqualified defined benefit pension plan to provide supplemental retirement benefits for selected executives in addition to benefits provided under the Corporate-sponsored pension plans. The assets are held in a grantor tax trust known as a “Rabbi” trust; accordingly, the assets are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plan. No contributions were made to the trust in 2011–2013 and none are expected in 2014. The fair market value of the trust at December 31, 2013 and 2012, which is included in other noncurrent assets, was $4,092 and $3,358, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $2,794 and $2,082 at December 31, 2013 and 2012, respectively. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $52 for 2014, $72 for 2015, $90 for 2016, $112 for 2017, $330 for 2018 and $1,729 for 2019–2023.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund, in lieu of the Corporation’s defined benefit pension plan. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective-bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2012 plan year) provided by I.A.M. National Pension Fund indicates:

•	More than 1,750 employer locations contribute to the plan
•	In excess of 250,000 employees participate in the plan
•	Assets of nearly $9.3 billion and a funded status in excess of 100%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan equaled $230, $241 and $246 in 2013, 2012 and 2011, respectively, and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $261 in 2014.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary. The plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. Other health care benefits are provided to retirees under plans no longer being offered by the Corporation. Retiree life insurance is provided to substantially all retirees. Postretirement benefits with respect to health care are subject to certain Medicare offsets. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $783 for 2014, $809 for 2015, $817 for 2016, $824 for 2017, $854 for 2018, and $5,251 for 2019 – 2023.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Change in projected benefit obligations:
Projected benefit obligations at January 1	$197,057	$174,814	$59,210	$50,698	$22,806	$22,348
Service cost	4,424	3,943	0	0	943	804
Interest cost	8,070	8,514	2,551	2,506	926	919
Plan amendments	681	(42)	0	0	0	0
Foreign currency exchange rate changes	0	0	1,154	2,434	0	0
Actuarial (gain) loss	(20,806)	17,289	(823)	5,239	(3,949)	(623)
Participant contributions	0	0	0	0	423	428
Benefits paid from plan assets	(7,812)	(7,425)	(1,262)	(1,667)	0	0
Benefits paid by the Corporation	(8)	(36)	0	0	(1,020)	(1,070)
Projected benefit obligations at December 31	$181,606	$197,057	$60,830	$59,210	$20,129	$22,806
Change in plan assets:
Fair value of plan assets at January 1	$140,218	$133,403	$41,875	$36,436	$0	$0
Actual return on plan assets	26,679	14,240	5,061	3,586	0	0
Foreign currency exchange rate changes	0	0	1,098	1,734	0	0
Corporate contributions	5,008	36	1,764	1,786	597	642
Participant contributions	0	0	0	0	423	428
Gross benefits paid	(7,820)	(7,461)	(1,262)	(1,667)	(1,020)	(1,070)
Fair value of plan assets at December 31	$164,085	$140,218	$48,536	$41,875	$0	$0
Funded status of the plans:
Fair value of plan assets	$164,085	$140,218	$48,536	$41,875	$0	$0
Less benefit obligations	181,606	197,057	60,830	59,210	20,129	22,806
Funded status at December 31	$(17,521)	$(56,839)	$(12,294)	$(17,335)	$(20,129)	$(22,806)

(a) Includes the nonqualified defined benefit pension plan.
	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits (current)	$(51)	$(25)	$0	$(152)	$(752)	$(738)
Employee benefit obligations (noncurrent)	(17,470)	(56,814)	(12,294)	(17,183)	(19,377)	(22,068)
	$(17,521)	$(56,839)	$(12,294)	$(17,335)	$(20,129)	$(22,806)
Accumulated other comprehensive loss (pre-tax):
Net actuarial loss	$39,562	$84,825	$24,386	$28,155	$2,213	$6,403
Prior service cost	2,154	2,113	0	0	142	227
Total (pre-tax)	$41,716	$86,938	$24,386	$28,155	$2,355	$6,630

Amounts included in accumulated other comprehensive loss as of December 31, 2013 expected to be recognized in net periodic pension and other postretirement costs in 2014 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$ 4,156	$ 602	$ 17
Prior service cost	826	0	19
	$ 4,982	$ 602	$ 36

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

With respect to the U.S. pension plan, the following investments are prohibited unless otherwise approved by the Investment Committee: stock of the Corporation, futures and options except for hedging purposes, unregistered or restricted stock, warrants, margin trading, short-selling, real estate excluding public or real estate partnerships, and commodities including art, jewelry and gold. The foreign pension plan invests in specific funds. Any investments other than those specifically identified would be considered prohibited.

The following summarizes target asset allocations (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2013	2013	2012	Dec. 31, 2013	2013	2012
Equity Securities	65%	65%	66%	44%	46%	44%
Fixed-Income Securities	15%	19%	18%	35%	31%	34%
Alternative Investments	15%	15%	12%	21%	23%	22%
Other (primarily cash and cash equivalents)	5%	1%	4%	0%	0%	0%

Fair Value Measurement of Plan Assets

Equity securities and mutual funds are actively traded on exchanges and price quotes for these investments are readily available. Similarly, corporate debt and preferred securities consist of fixed-income securities of U.S. and U.K. corporations and price quotes for these investments are readily available. Common collective trust and commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in these funds are traded on active markets and the prices for the underlying assets are readily observable. For securities not actively traded, the fair value may be based on third-party appraisals, discounted cash flow analysis, benchmark yields and inputs that are currently observable in markets for similar securities.

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a high level of current income while maintaining stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stock of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Pooled Funds	Invests primarily in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	Exceed the return of the corresponding Morgan Stanley Index.
Various Growth and Value Funds	Invests primarily in common stocks and other equity securities generally traded on a major U.S. exchange or the NASDAQ Stock Market.	Exceed the return of the Russell 2500 Growth Index or Value Index, as applicable, over a market cycle.
Return Fund	Invests at least 65% of its assets in a diversified portfolio of fixed-income securities of varying maturities.	Outperform the Barclays Capital U.S. Aggregate Index.
Alternative Investments – Managed Funds	Invests in equities and equity-like asset classes and strategies, (such as public equities, venture capital, private equity, real estate, natural resources and hedged strategies) and fixed-income securities.	Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments – Hedge and Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. Pension Benefit Plan’s assets as of December 31, 2013 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,751	$0	$0	$1,751
Chemicals	2,203	0	0	2,203
Commercial property	1,747	0	0	1,747
Commercial services	1,052	0	0	1,052
Common collective trust funds	0	37,495	0	37,495
Electronics	1,371	0	0	1,371
Engineering & construction	1,096	0	0	1,096
Food processing	3,339	0	0	3,339
Health care	1,216	0	0	1,216
Limited partnerships – public equity	9,125	0	0	9,125
Manufacturing	2,653	0	0	2,653
Oil & gas	2,342	0	0	2,342
Retail	1,006	0	0	1,006
Technology	1,855	0	0	1,855
Other (represents 10 business sectors)	6,300	0	0	6,300
International
Bank & financial services	1,808	0	0	1,808
Common collective trust funds	0	7,024	0	7,024
Engineering & construction	1,187	0	0	1,187
Oil & gas	1,969	0	0	1,969
Real estate	1,440	0	0	1,440
Technology	1,366	0	0	1,366
Other (represents 9 business sectors)	3,756	0	0	3,756
Total Equity Securities	48,582	44,519	0	93,101
Fixed-Income Securities:
Commingled funds	0	17,159	0	17,159
Preferred (represents 4 business sectors)	5,851	0	0	5,851
Other (represents 7 business sectors)	0	3,849	0	3,849
Total Fixed-Income Securities	5,851	21,008	0	26,859
Alternative Investments:
Managed funds (a)	0	0	32,433	32,433
Hedge and absolute return funds	0	0	8,389	8,389
Total Alternative Investments	0	0	40,822	40,822
Other (primarily cash and cash equivalents):
Mutual funds	64	0	0	64
Commingled funds	0	1,065	0	1,065
Other (b)	2,174	0	0	2,174
Total Other	2,238	1,065	0	3,303
	$56,671	$66,592	$40,822	$164,085

(a)	Includes approximately 43% in equity and equity-like asset securities, 50% in alternative investments (real assets, commodities and resources, absolute return funds) and 7% in fixed income securities and cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the U.S. Pension Benefit Plan’s assets as of December 31, 2012 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,269	$0	$0	$1,269
Chemicals	1,864	0	0	1,864
Commercial property	1,919	0	0	1,919
Commercial services	1,192	0	0	1,192
Common collective trust funds	0	30,451	0	30,451
Electronics	1,208	0	0	1,208
Engineering & construction	794	0	0	794
Food processing	3,549	0	0	3,549
Health care	830	0	0	830
Limited partnerships – public equity	7,251	0	0	7,251
Manufacturing	1,868	0	0	1,868
Oil & gas	3,322	0	0	3,322
Retail	870	0	0	870
Technology	879	0	0	879
Other (represents 11 business sectors)	5,196	0	0	5,196
International
Bank & financial services	1,255	0	0	1,255
Common collective trust funds	0	5,916	0	5,916
Energy	763	0	0	763
Real estate	1,929	0	0	1,929
Technology	1,004	0	0	1,004
Other (represents 10 business sectors)	3,751	0	0	3,751
Total Equity Securities	40,713	36,367	0	77,080
Fixed-Income Securities:
Commingled funds	0	14,482	0	14,482
Preferred (represents 3 business sectors)	5,755	0	0	5,755
Other (represents 1 business sector)	684	0	0	684
Total Fixed-Income Securities	6,439	14,482	0	20,921
Alternative Investments:
Managed funds (a)	0	0	30,064	30,064
Hedge and absolute return funds	0	0	6,490	6,490
Total Alternative Investments	0	0	36,554	36,554
Other (primarily cash and cash equivalents):
Mutual funds	2,944	0	0	2,944
Commingled funds	0	696	0	696
Other (b)	2,023	0	0	2,023
Total Other	4,967	696	0	5,663
	$52,119	$51,545	$36,554	$140,218

(a)	Includes approximately 57% in equity and equity-like asset securities, 32% in alternative investments (real assets, commodities and resources, absolute return funds), 10% in fixed income securities and 1% in cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2013 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$4,043	$0	$0	$4,043
Commingled Funds (International)	18,086	0	0	18,086
Total Equity Securities	22,129	0	0	22,129
Fixed-Income Securities:
Commingled Funds (U.K.)	15,211	0	0	15,211
Alternative Investments:
Hedge and Absolute Return Funds	0	0	11,041	11,041
Cash and cash equivalents	155	0	0	155
	$37,495	$0	$11,041	$48,536

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2012 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$3,277	$0	$0	$3,277
Commingled Funds (International)	15,140	0	0	15,140
Total Equity Securities	18,417	0	0	18,417
Fixed-Income Securities:
Commingled Funds (U.K.)	14,341	0	0	14,341
Alternative Investments:
Hedge and Absolute Return Funds	0	0	9,031	9,031
Cash and cash equivalents	86	0	0	86
	$32,844	$0	$9,031	$41,875

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2013.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2013	$ 6,490	$30,064	$9,031
Acquisitions	2,225	0	1,100
Withdrawals	(1,320)	(2,070)	0
Realized gain	563	451	0
Change in net unrealized gain	431	3,988	644
Other, primarily impact from changes in foreign currency exchange rates	0	0	266
Fair value as of December 31, 2013	$ 8,389	$32,433	$11,041

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2012.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2012	$5,940	$29,280	$3,324
Acquisitions	0	0	5,191
Withdrawals	0	(1,919)	(87)
Change in net unrealized gain	550	2,703	333
Other, primarily impact from changes in foreign currency exchange rates	0	0	270
Fair value as of December 31, 2012	$6,490	$30,064	$9,031

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

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$4,424	$3,943	$3,115	$0	$0	$0	$943	$804	$643
Interest cost	8,070	8,514	8,867	2,551	2,506	2,589	926	919	1,020
Expected return on plan assets	(9,368)	(9,556)	(9,658)	(2,485)	(2,101)	(2,311)	0	0	0
Amortization of prior service cost	640	668	656	0	0	0	85	85	86
Amortization of actuarial loss	7,146	6,087	4,236	687	598	496	241	71	256
Net cost	$10,912	$9,656	$7,216	$753	$1,003	$774	$2,195	$1,879	$2,005

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

The following assumptions were used to determine the benefit obligations as of December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	5.00%	4.25%	4.50%	4.50%	5.00%	4.25%
Weighted-average rate of increases in compensation	4.00%	4.00%	n/a	n/a	n/a	n/a

In addition, the assumed health care cost trend rate at December 31, 2013 for other postretirement benefits is 6.50% for 2014 gradually decreasing to 4.75% in 2018. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2013 and the annual benefit expense for 2013 by approximately $2,800 and $350, respectively.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.25%	5.00%	5.75%	4.50%	4.90%	5.40%	4.25%	5.00%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.09%	5.61%	6.39%	n/a	n/a	n/a
Weighted-average rate of increases in compensation	4.00%	4.00%	4.00%	n/a	n/a	n/a	n/a	n/a	n/a

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2013 approximated $17,906, the majority of which serves as collateral for the IRBs.

In 2010, UES-UK was awarded a government grant of up to $1,325 (£850) toward the purchase and installation of certain machinery and equipment. Approximately $1,083 (£680) has been received to date; the final portion is expected to be received in 2014. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

Approximately 55% of the Corporation’s employees are covered by collective bargaining agreements. Of the six bargaining agreements, one of the agreements, representing approximately 20% of the covered employees, expired in 2012; however, employees continue to work under the expired agreement while negotiations proceed. The remaining agreements have expiration dates ranging from May 2014 to October 2017. Collective bargaining agreements expiring in 2014 (representing approximately 62% of covered employees) will be negotiated with the intent to secure mutually beneficial, long-term arrangements.

See Note 17 regarding litigation and Note 18 for environmental matters.

NOTE 9 – STOCK-BASED COMPENSATION:

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (“Incentive Plan”) which authorizes the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. Unexercised portions of terminated or forfeited awards are available for new awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards.

The Compensation Committee granted non-qualified stock options in each of the years as outlined below. Options granted under the Incentive Plan have a ten-year life and vest over a three-year period. Options previously granted under earlier incentive plans have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise prices are equal to the closing prices of the Corporation’s common stock on the New York Stock Exchange on the dates of grant.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will fully vest as of the grant date. The number of shares of common stock issued to non-employee directors was 11,656 shares in 2013, 11,320 shares in 2012 and 7,944 shares in 2011.

The fair value of the options as of the dates of grant was calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2013	2012	2011
Options granted	173,750	164,500	176,250
Exercise price	$17.16	$17.67	$25.18
Assumptions:
Expected life in years	6	6	6
Risk-free interest rate	1.26%	0.76%	2.30%
Expected annual dividend yield	4.20%	3.01%	2.96%
Expected forfeiture rate	5.00%	0%	0%
Expected volatility	52.68%	53.46%	56.25%
Grant date fair value	$5.82	$6.68	$10.53
Resulting stock-based compensation expense	$961	$1,099	$1,857

Stock-based compensation expense, including expense for shares to be issued to non-employee directors, approximated $1,196, $1,258 and $1,954 for 2013, 2012 and 2011, respectively. The related income tax benefit recognized in the consolidated statements of operations was $419, $440 and $684 for the respective years. Unrecognized stock-based compensation expense equaled $1,348 at December 31, 2013 and is expected to be recognized over a weighted-average period of approximately 2 years.

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2013 is as follows:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2013	1,166,421	$26.00	7.1	$1,178
Granted	173,750	17.16
Exercised	(15,334)	13.93
Forfeited	(123,084)	26.25
Outstanding at December 31, 2013	1,201,753	$24.85	6.5	$982
Exercisable at December 31, 2013	869,586	$27.18	5.7	$982
Vested or expected to vest at December 31, 2013	1,174,266	$24.95	6.5	$982

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net change and ending balances for the various components of other comprehensive income (loss) and for accumulated other comprehensive loss as of and for the year ended December 31, 2011, 2012 and 2013 are summarized below.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Unrealized Holding Gains (Losses) on Securities	Derivatives	Accumulated Other Comprehensive Loss
Balance at January 1, 2011	$(5,389)	$(55,861)	$577	$1,199	$(59,474)
Net Change	653	(19,364)	(15)	(1,090)	(19,816)
Balance at December 31, 2011	(4,736)	(75,225)	562	109	(79,290)
Net Change	3,193	(6,558)	71	209	(3,085)
Balance at December 31, 2012	(1,543)	(81,783)	633	318	(82,375)
Net Change	1,820	34,321	374	(5)	36,510
Balance at December 31, 2013	$277	$(47,462)	$1,007	$313	$(45,865)

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for each of the years ended December 31. Amounts in parentheses represent credits to net income.

	2013	2012	2011
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation)	$5,691	$4,807	$3,764
Selling and administrative	2,241	1,939	1,371
Other income (expense)	867	763	595
Total before income tax	8,799	7,509	5,730
Income tax provision	(3,156)	(3,547)	(2,066)
Net of income tax	$5,643	$3,962	$3,664
Realized gains/losses on sale of marketable securities:
Selling and administrative	$(87)	$(120)	$20
Income tax provision	30	42	(7)
Net of income tax	$(57)	$(78)	$13
Realized gains/losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$0	$(197)	$(228)
Depreciation (foreign currency purchase contracts)	(27)	(27)	(32)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	419	398	(353)
Total before income tax	392	174	(613)
Income tax provision	(146)	(67)	230
Net of income tax	$246	$107	$(383)

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for each of the years ended December 31 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	2013	2012	2011
Income tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$(15,890)	$5,256	$12,958
Unrealized holding gains/losses on marketable securities	(232)	(80)	15
Fair value of cash flow hedges	149	(61)	427
Income tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(3,156)	(3,547)	(2,066)
Realized gains/losses from sale of marketable securities	30	42	(7)
Realized gains/losses from settlement of cash flow hedges	(146)	(67)	230

NOTE 11 – DERIVATIVE INSTRUMENTS:

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December, 2013, approximately $21,714 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2015. The fair value of assets held as collateral for the fair value contracts as of December 31, 2013 approximated $828. As of December 31, 2013, there are no cash flow contracts outstanding for future sales.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. The change in fair value of the derivative is deferred in accumulated other comprehensive income (loss). Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately. Upon occurrence of the anticipated transaction, the futures contract is settled and the change in fair value previously deferred in accumulated other comprehensive income (loss) is reclassified to earnings (costs of products sold, excluding depreciation) when the projected sales occur. At December 31, 2013, approximately 57% or $2,970 of anticipated copper purchases over the next nine months and 38% or $463 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of December 31, 2013 equaled $400.

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

At December 31, 2013, the Corporation has purchase commitments covering 53% or $4,329 of anticipated natural gas usage over the next two years at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

The following summarizes location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of December 31:

	Location	2013	2012
Cash flow hedge contracts	Other current assets	$0	$46
Fair value hedge contracts	Other current assets	426	218
	Other noncurrent assets	17	0
Fair value hedged item	Accounts receivable	(36)	(94)
	Other current liability	488	233
	Other noncurrent liability	40	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive income (loss). Amounts recognized as and reclassified from accumulated other comprehensive income (loss) are recorded as a component of other comprehensive income (loss) and are summarized below. All amounts are after-tax.

For the Year Ended December 31, 2013	Comprehensive Income (Loss) Beginning of the Year	Recognized as Comprehensive Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss) End of the Year
Foreign currency sales contracts—cash flow hedges	$0	$0	$0	$0
Foreign currency purchase contracts	292	0	17	275
Future contracts – copper and aluminum	26	(251)	(263)	38
	$318	$(251)	$(246)	$313

For the Year Ended December 31, 2012
Foreign currency sales contracts—cash flow hedges	$114	$10	$124	$0
Foreign currency purchase contracts	309	0	17	292
Future contracts – copper and aluminum	(314)	92	(248)	26
	$109	$102	$(107)	$318

For the Year Ended December 31, 2011
Foreign currency sales contracts—cash flow hedges	$281	$(24)	$143	$114
Foreign currency purchase contracts	329	0	20	309
Future contracts – copper and aluminum	589	(683)	220	(314)
	$1,199	$(707)	$383	$109

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive income (loss) to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Year Ended December 31,
	of Operations	12 Months	2013	2012	2011
Foreign currency sales contracts—cash flow hedges	Net sales	$0	$0	$197	$228
Foreign currency purchase contracts	Depreciation	27	27	27	32
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	59	(419)	(398)	353

(Losses) gains on foreign exchange transactions included in other income (expense) approximated $(227), $107 and $(371) for 2013, 2012 and 2011, respectively.

NOTE 12 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31:

2013	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$4,092	$0	$0	$4,092
Foreign currency exchange contracts
Other current assets	0	426	0	426
Other noncurrent assets	0	17	0	17
Other current liabilities	0	488	0	488
Other noncurrent liabilities	0	40	0	40
2012
Investments
Other noncurrent assets	$3,358	$0	$0	$3,358
Foreign currency exchange contracts
Other current assets	0	264	0	264
Other current liabilities	0	223	0	223

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

During 2013, the Corporation recorded an impairment charge of $6,407 to reduce the carrying amount of its investment in a forged roll joint venture company to its estimated fair value. The investment was measured at fair value on a nonrecurring basis and is considered a Level 3 measurement due to significant inputs that are unobservable. The Corporation considered all relevant valuation approaches including the market, income and asset approaches and selected the asset approach as the most appropriate measure of fair value.

NOTE 13 – INCOME TAXES:

Income before income taxes and equity losses in Chinese joint venture is comprised of the following:

	2013	2012	2011
Domestic	$25,269	$14,754	$30,629
Foreign	1,911	413	4,098
	$27,180	$15,167	$34,727

At December 31, 2013, the Corporation has state net operating loss carryforwards of $20,949 which begin to expire in 2018, foreign net operating loss carryforwards of $1,531 which begin to expire in 2014 and capital loss carryforwards of $1,003 which begin to expire in 2017.

The income tax provision consisted of the following:

	2013	2012	2011
Current:
Federal	$5,535	$2,550	$6,047
State	139	184	754
Foreign	28	(61)	140
	5,702	2,673	6,941
Deferred:
Federal	(488)	2,142	3,518
State	133	360	2
Foreign	622	175	2,633
Reversal of valuation allowance	(156)	(132)	(178)
	111	2,545	5,975
	$5,813	$5,218	$12,916

The income tax provision was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with state net operating loss carryforwards for each of the years.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2013	2012	2011
Computed at statutory rate	$9,513	$5,309	$12,154
Tax differential on non-U.S. earnings	(223)	(45)	(358)
State income taxes	152	403	1,296
Manufacturers deduction (I.R.C. Section 199)	(566)	(257)	(792)
Meals and entertainment	205	198	220
Tax credits	(145)	(64)	(29)
Chinese joint venture	(3,125)	(558)	(175)
Reversal of valuation allowance	(156)	(132)	(178)
Other – net	158	364	778
	$5,813	$5,218	$12,916

Deferred income tax assets and liabilities as of December 31, 2013 and 2012 are summarized below. The current portion of net deferred income tax assets is included in other current assets in the consolidated balance sheets. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the United States were remitted to the United States.

	2013	2012
Assets:
Employment – related liabilities	$11,946	$12,814
Pension liability – foreign	2,434	3,984
Pension liability – domestic	5,137	19,574
Liabilities related to discontinued operations	959	1,155
Capital loss carryforwards	273	391
Asbestos-related liability	18,172	23,702
Net operating loss – state	1,654	1,795
Inventory related	2,644	2,017
Impairment charge associated with investment in UES-MG	2,316	0
Other	3,939	3,803
Gross deferred income tax assets	49,474	69,235
Valuation allowance	(2,639)	(2,887)
	46,835	66,348
Liabilities:
Depreciation	(31,918)	(31,931)
Mark-to-market adjustment – derivatives	(73)	(153)
Other	(2,495)	(2,353)
Gross deferred income tax liabilities	(34,486)	(34,437)
Net deferred income tax assets	$12,349	$31,911

The following summarizes changes in unrecognized tax benefits for the year ended December 31:

	2013	2012	2011
Balance at the beginning of the year	$442	$311	$786
Gross increases for tax positions taken in the current year	8	233	81
Gross increases for tax positions taken in prior years	12	18	0
Gross decreases in tax positions due to lapse in statute of limitations	0	(120)	(498)
Gross decreases for tax positions taken in prior years	(192)	0	(25)
Gross decreases for tax settlements with taxing authorities	0	0	(33)
Balance at the end of the year	$270	$442	$311

If the unrecognized tax benefits were recognized, $175 would reduce the Corporation’s effective income tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2013 and 2012 and in the consolidated statements of operations for 2013, 2012 and 2011 is insignificant. Unrecognized tax benefits of $52 are to expire due to the lapse in the statute of limitations within the next 12 months.

The Corporation is subject to taxation in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2010-2013.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $945 in 2013, $1,013 in 2012 and $813 in 2011. Operating lease payments for subsequent years are $842 for 2014, $519 for 2015, $162 for 2016, $81 for 2017, $17 for 2018 and $0 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,413 for 2013, $1,476 for 2012 and $1,698 for 2011.

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

Purchases from LB Co approximated $1,489 in 2013, $1,538 in 2012 and $1,579 in 2011. In addition, LB Co paid the Corporation approximately $150 in 2013, $253 in 2012 and $246 in 2011 for certain administrative services. At December 31, 2013 and 2012, the net amount payable to LB Co approximated $79 and $61, respectively. Purchases of industrial supplies from the Chinese cast roll joint venture company approximated $38 in 2013, $455 in 2012 and $480 in 2011. At December 31, 2013 and 2012, no amounts were outstanding. Commissions earned from the sale of forged backup rolling mill rolls were $74 in 2012 and $191 in 2011. At December 31, 2012, $14 was outstanding.

NOTE 17 – LITIGATION:

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of the Corporation’s Air & Liquid subsidiary (“Asbestos Liability”) and of an inactive subsidiary in dissolution. During 2013, all pending claims against the inactive subsidiary in dissolution were settled, dismissed or barred and the dissolution court issued a final order thereby concluding the dissolution proceedings. Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation, along with certain asbestos claims asserted against the inactive subsidiary in dissolution, for the two years ended December 31, 2013 and 2012:

	2013	2012
Total claims pending at the beginning of the period	8,007	8,145
New claims served	1,432	1,538
Claims dismissed	(803)	(1,420)
Claims settled	(317)	(256)
Total claims pending at the end of the period (1)	8,319	8,007
Gross settlement and defense costs (in 000’s)	$22,618	$23,589
Average gross settlement and defense costs per claim resolved (in 000’s)	$20.19	$14.07

(1)	Included as “open claims” are approximately 1.636 claims and 1,632 claims in 2013 and 2012 respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and its Air & Liquid subsidiary are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The Settlement Agreements encompass the substantial majority of insurance policies that provide coverage for claims for Asbestos Liability.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. The September 27, 2013 ruling is not a final ruling for appellate purposes, but when final it could be appealed by the parties to the litigation.

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

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally-recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2022. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at December 31, 2013 was $158,293. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

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

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2013 and 2012.

	2013	2012
Insurance receivable – asbestos, beginning of the year	$118,115	$126,206
Settlement and defense costs paid by insurance carriers	(23,714)	(15,468)
Changes in estimated coverage	16,340	7,377
Insurance receivable – asbestos, end of the year	$110,741	$118,115

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers or carriers not party to a Settlement Agreement, and a substantial majority of the insurance recoveries deemed probable was from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs that the subsidiaries and it may incur after 2022. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

The amounts recorded by the Corporation for Asbestos Liabilities and insurance receivables rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or HR&A’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, compliance by relevant parties with the terms of the Settlement Agreements, the resolution of remaining coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Corporation’s Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

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

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $823 at December 31, 2013 is considered adequate based on information known to date.

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

The accounting policies are the same as those described in Note 1.

		Net Sales		Income Before Income Taxes and Equity Losses in Chinese Joint Venture
	2013	2012	2011	2013	2012	2011
Forged and Cast Rolls	$187,286	$189,470	$248,380	$13,936	$18,415	$38,761
Air and Liquid Processing(1)	93,764	103,435	96,436	24,945	7,267	8,155
Total Reportable Segments	281,050	292,905	344,816	38,881	25,682	46,916
Corporate costs, including other income (expense)				(11,701)	(10,515)	(12,189)
	$281,050	$292,905	$344,816	$27,180	$15,167	$34,727

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Forged and Cast Rolls	$11,016	$8,867	$15,108	$9,976	$9,282	$8,712	$263,012	$268,489	$265,340
Air and Liquid Processing	757	798	610	1,300	1,311	1,374	168,977	186,340	195,463
Corporate	32	3	62	66	68	67	70,684	78,350	70,829
	$11,805	$9,668	$15,780	$11,342	$10,661	$10,153	$502,673	$533,179	$531,632

	Net Sales(3)			Long-Lived Assets(4)			Income Before Income Taxes and Equity Losses in Chinese Joint Venture
Geographic Areas:	2013	2012	2011	2013	2012	2011	2013	2012	2011
United States(1)	$134,695	$143,579	$148,629	$213,332	$228,177	$238,927	$26,137	$14,707	$30,190
Foreign	146,355	149,326	196,187	35,723	41,620	40,536	1,043	460	4,537
	$281,050	$292,905	$344,816	$249,055	$269,797	$279,463	$27,180	$15,167	$34,727

	Net Sales by Product Line
	2013	2012	2011
Forged and cast rolls(5)	$187,286	$189,470	$248,380
Heat exchange coils	42,364	44,477	41,845
Centrifugal pumps	32,341	30,551	28,602
Air handling systems	19,059	28,407	25,989
	$281,050	$292,905	$344,816

(1)	Income before income taxes and equity losses in Chinese joint venture for 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers. See Note 17.

(2)	Identifiable assets for the Forged and Cast Rolls segment include investments in joint ventures of $5,010, $13,319 and $14,872 at December 31, 2013, 2012 and 2011, respectively. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $110,741, $118,115 and $126,206 at December 31, 2013, 2012 and 2011, respectively. See Note 17.

(3)	Net sales are attributed to countries based on location of the customer. Sales to individual countries were less than 10% of consolidated net sales each of the years.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $5,010, $13,319 and $14,872 at December 31, 2013, 2012 and 2011, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $86,241, $99,715 and $108,206 for 2013, 2012 and 2011, respectively.

(5)	For the Forged and Cast Rolls segment, two customers accounted for 26% of its net sales for 2013, 23% of its net sales for 2012 and 22% of its net sales for 2011.

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$ 69,624	$ 69,938	$ 64,433	$ 77,055
Gross profit(a)	14,534	14,628	16,256	18,290
Net income (loss)(b)	126	1,106	12,705	(1,500)
Net income (loss) per common share:
Basic(b)	0.01	0.11	1.23	(0.14)
Diluted(b)	0.01	0.11	1.22	(0.14)
Comprehensive income (loss) (c)	(1,326)	2,387	17,478	30,408
2012
Net sales	$ 73,605	$ 69,956	$ 72,190	$ 77,154
Gross profit(a)	17,369	15,654	16,124	17,852
Net income	2,000	1,508	1,528	3,319
Net income per common share:
Basic	0.19	0.15	0.15	0.32
Diluted	0.19	0.15	0.15	0.32
Comprehensive income (loss) (c)	5,445	1,278	4,362	(5,815)

(a)	Gross profit excludes depreciation.

(b)	Third quarter includes an after-tax credit of $10,621 or $1.03 per common share for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers. Fourth quarter includes an after-tax charge of $4,165 or $0.40 per common share to recognize an other-than-temporary impairment of the Corporation’s investment in a forged roll joint venture company.

(c)	Fourth quarter includes a net-of-tax adjustment to reflect the funded status of the various pension and other postretirement benefit plans of $29,080 and $(10,520) for 2013 and 2012, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2014 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 17, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2013.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Corporation and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 17, 2014

ITEM 9B. OTHER INFORMATION

Effective December 31, 2013, Robert F. Schultz retired as the Corporation’s Vice President and Senior Counsel.

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

James J. Abel (age 67, director since 2014; current term expires 2014). Mr. Abel served as Interim President and Chief Executive Officer of CPI Corporation, an operator of portrait studios, from February 2012 to April 2013 prior to his retirement. Mr. Abel previously served as President and Chief Executive Officer of Financial Executives International, a firm representing senior financial executives in dealing with regulatory agencies involved with corporate financial reporting and internal controls, from May 2008 to February 2009. Since 2011, Mr. Abel has served as a director of The LGL Group, Inc. Mr. Abel also was a director of CPI Corporation from 2004 to April 2013. Mr. Abel’s background as a senior executive, his expertise in financial management and his experience with manufacturing operations, as well as his board experience, led the Board to conclude that he should serve as a director. (N)

Robert J. Appel (age 82, Director since 2004; current term expires in 2015). Mr. Appel has been President of Appel Associates since 2003 and before that was a partner of Neuberger Berman (an investment advisory firm) for twenty years. He also served as a director of Neuberger Berman during the past five years. The Board concluded that Mr. Appel should serve as a director because of his many years of financial and investment experience, including his background as a Certified Public Accountant.

Leonard M. Carroll (age 71, Director since 1996; current term expires in 2016). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for the past fifteen years. The Board concluded that Mr. Carroll should serve as a director because of his broad financial background and investment knowledge. He is a retired Certified Public Accountant and has held various positions in the banking industry including President, Director and Chairman for over 37 years.

Michael I. German (age 63, director since 2014; current term expires 2014). Mr. German has been the Chief Executive Officer and President of Corning Natural Gas Holding Corporation (formerly known as Corning Natural Gas Corporation), a natural gas utility, since 2006. Mr. German also serves as President of Corning Appliance Company and Leatherstocking Gas Company. Mr. German has been a director of Corning Natural Gas Holding Corporation since 2006 and is on the Boards of Directors of Three River Development Corporation and Northeast Gas Association, as well as the Board of Trustees of the Adirondack Park Institute. Mr. German also was a director of Pennichuck Corporation from 2008 until 2011. Mr. German’s experience as the chief executive officer of a public company, his many years of service as a director of companies and his broad leadership experience led the Board to conclude that he should serve as a director. (N)

Paul A. Gould (age 68, Director since 2002; current term expires in 2015). Mr. Gould has been with Allen & Co., Inc., an investment banking company, for more than thirty-five years and has been managing director of that company for more than five years. He is currently a director of Liberty Global, Inc. and Discovery Communications, Inc. During the last five years, he has served as a director of Discovery Holding Company and Liberty Media Corporation but he resigned from those Boards in 2009. Mr. Gould’s long-term financial and investment background led to the Board’s conclusion that he should serve as a director.

William K. Lieberman (age 66, Director since 2004; current term expires in 2014). Mr. Lieberman has been President of The Lieberman Companies, insurance brokerage and consulting company, for more than five years. In addition to more than forty years of management experience in the insurance, benefit and risk management areas, Mr. Lieberman has served as a director or trustee of many organizations including charitable companies, hospital and universities. These qualifications led the Board to conclude that he should serve as a director. (N)

Laurence E. Paul (age 49, Director since 1998; current term expires in 2016). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years and prior to that was an investment banker for ten years. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. He was a director of Valeant Pharmaceuticals International, Inc. during the last five years. Mr. Paul’s experience as a senior investment banker and private equity investor for almost twenty years led the Board to conclude that he possessed skills in financial management and risk assessment that would be beneficial to the Corporation.

Robert A. Paul (age 76, Director since 1970; current term expires in 2015). Mr. Paul was elected Chairman and Chief Executive Officer of the Corporation in 2004. Prior to that, he was President and Chief Executive Officer of the Corporation for more than five years. He is also Chairman and a director of The Louis Berkman Investment Company, a private investment company. As a shareholder, officer and director of the Corporation for more than forty years, the Board believes he possesses the experience and knowledge to serve as a Director. In addition, the Board considered his many years of service to the community serving as Trustee and Chairman of the Investment Committees of several major hospitals and universities.

Stephen E. Paul (age 46, Director since 2002; current term expires in 2014). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. Mr. Paul’s background in investment banking and private equity investment led the Board to conclude that he should serve as a director. (N)

Carl H. Pforzheimer, III (age 77, Director since 1982; current term expires in 2014). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than forty-five years. In addition to the attendant investment advisory analytical skills gained from such a long term position, his role as chairman of the Audit and Risk Management Committees of U. S. Trust Co. led the Board to conclude Mr. Pforzheimer should serve as a director. (N)

Ernest G. Siddons (age 80, Director since 1981; current term expires in 2016). Mr. Siddons was President and Chief Operating Officer of the Corporation for more than five years prior to his retirement as President in April 2009. With more than thirty years of experience with the Corporation in operations and financial management, the Board concluded that Mr. Siddons should serve as a director. Positions held earlier with the Corporation, including those of Chief Financial Officer and Treasurer and President of Union Electric Steel, and his qualification as a Chartered Accountant were also considered.

(N)	Nominee for election at the April 29, 2014 Annual Shareholders Meeting. Messers. Abel, Lieberman, Paul and Pforzheimer will be nominated for three-year terms expiring in 2017. Mr. German will be nominated for a one-year term expiring in 2015.

(1)	Officers serve at the discretion of the Board of Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2013, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

CODE OF ETHICS

The Corporation has adopted a Code of Business Conduct and Ethics that applies to all of its officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s principal executive and financial officers. Copies of both Codes are available on the Corporation’s website at www.ampcopittsburgh.com. In addition, the Corporation will provide without charge, upon request of any shareholder, a copy of the Codes upon written request to the Corporate Secretary, Ampco-Pittsburgh Corporation, 600 Grant Street, Suite 4600, Pittsburgh, PA 15219. The Corporation will make any required disclosures regarding amendments to, or waivers of, provisions of its Code of Business Conduct and Ethics and its separate Code of Ethics for its principal executive and financial officers by posting such information on its website or by filing a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 18, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2013, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,201,753	$25	506,830
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,201,753	$25	506,830

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than directors or officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,373,080 shares outstanding as of March 7, 2014.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	1,801,623(1)	17.37
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,438,641(2)	13.87
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	606,083(3)	5.84

(1)	Reported as of February 13, 2014 on an amended Schedule 13D filed with the SEC disclosing that the reporting persons had sole voting and dispositive power.

(2)	Robert A. Paul, Chairman and Chief Executive Officer of the Corporation, is an officer and director of The Louis Berkman Investment Company and disclaims beneficial ownership of the 28.79% of its common stock owned by his wife. Laurence E. Paul and Stephen E. Paul, directors of the Corporation, own 23.33% and 23.94%, respectively, of The Louis Berkman Investment Company’s non-voting stock, held in various trusts.

(3)	Reported as of January 17, 2014 on an amended Schedule 13G filed with the SEC disclosing it had sole voting power over 578,503 shares and sole dispositive power over 606,083 shares.

The following table sets forth, as of March 7, 2014, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,693,616(1)(2)	16.10
Laurence E. Paul	1,442,106(3)	13.90
Stephen E. Paul	1,442,106(4)	13.90
Terrence W. Kenny	79,500(5)	*
Robert G. Carothers	76,667(5)	*
Rose Hoover	76,334(5)	*
Marliss D. Johnson	62,000(5)	*
Ernest G. Siddons	51,540(6)	*
Paul A. Gould	14,865(7)	*
Robert J. Appel	10,865(7)	*
Carl H. Pforzheimer, III	6,598(8)	*
Leonard M. Carroll	5,365(7)	*
William K. Lieberman	4,865(9)	*
Michael I. German	0(10)
James J. Abel	0(10)

Directors and Executive Officers as a group (14 persons)	2,091,945(11)	18.77

*	Less than1%

(1)	Includes 42,889 shares owned directly, 145,000 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,437,241 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife, 53,453 shares owned by The Louis Berkman Declaration of Trust dated July 28, 1970, as amended, of which he is a trustee and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,437,241 shares of the Corporation’s Common Stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 28.79% of its common stock owned by his wife.

(3)	Represents 4,865 shares owned directly and 1,437,241 shares owned by The Louis Berkman Investment Company. Mr. Paul is a President of The Louis Berkman Investment Company and is a trustee of various trusts which own 23.33% of its non-voting stock.

(4)	Represents 4,865 shares owned directly and 1,437,241 shares owned by The Louis Berkman Investment Company. Mr. Paul is a President of The Louis Berkman Investment Company and is a trustee of various trusts which own 23.94% of its non-voting stock.

(5)	Represents shares that he or she has the right to acquire within sixty days pursuant to stock options.

(6)	Includes 1,007 shares held jointly with his wife, 3,865 shares owned directly and 46,668 shares he has the right to acquire within sixty days pursuant to stock options.

(7)	Represents shares owned directly.

(8)	Includes 4,865 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(9)	Includes 1,000 shares held jointly with his wife and 3,865 shares owned directly.

(10)	Messrs. Abel and German were appointed to the Board of Directors on February 27, 2014.

(11)	Excludes double counting of shares deemed to be beneficially owned by more than one director.

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

In 2013, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Company in transactions in the ordinary course of business amounting to $1,489,037. Additionally, The Louis Berkman Company paid the Corporation $150,000 for certain administrative services. Robert A. Paul is an officer and director of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2014.

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

Following his retirement as President in April 2009, the Corporation entered into a Consulting Agreement with Ernest G. Siddons for a term of three years from the date of his retirement and renewed the term of that agreement in 2012 and 2013 each for an additional year. The current agreement primarily provides for compensation of $120,000 per year and the same medical provided to him prior to his retirement.

The Board of Directors has adopted categorical standards to assist it in evaluating the independence of its Directors. The standards are attached to the Corporate Governance Guidelines which are available on the Corporation’s website at www.ampcopittsburgh.com. After performing this evaluation in accordance with those guidelines, the Board has determined that James J. Abel, Robert J. Appel, Leonard M. Carroll, Michael I. German, Paul A. Gould, William K. Lieberman and Carl H. Pforzheimer, III do not have material relationships with the Corporation (other than as members of the Board of Directors) and are independent within the meaning of the Corporation’s independence standards and those of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Corporation by Deloitte & Touche LLP:

	2013	2012
Audit fees(a)	$825,640	$733,270
Audit-related fees(b)	26,050	31,010
Tax fees(c)	0	1,000
All other fees	0	0
Total (d)	$851,690	$765,280

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	Fees for services provided in connection with tax planning and advice.

(d)	The Audit Committee approved all fees in the years reported.

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

b.	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

c.	Amendment to Severance Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul dated February 16, 2011 Incorporated by reference to the 2010 Annual Report on Form 10-K.

d.	2008 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 6, 2008.

e.	2011 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 22, 2011.

f.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Ernest G. Siddons dated April 30, 2009 Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009; Amendment effective May 1, 2012 to Retirement and Consulting Agreement dated April 30, 2009 between Ampco-Pittsburgh Corporation and Ernest G. Siddons. Incorporated by reference to the 2012 Annual Report on Form 10-K.; Amendment effective May 1, 2013 to Retirement and Consulting Agreement dated April 30, 2009 between Ampco-Pittsburgh Corporation and Ernest G. Siddons. Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

g.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Robert F. Schultz dated December 31, 2013.

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2014	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ Robert A. Paul
Name: Robert A. Paul
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert A. Paul Robert A. Paul	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/s/ Marliss D. Johnson Marliss D. Johnson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2014

/s/ James J. Abel James J. Abel	Director	March 17, 2014

/s/ Robert J. Appel Robert J. Appel	Director	March 17, 2014

/s/ Leonard M. Carroll Leonard M. Carroll	Director	March 17, 2014

/s/ Michael I. German Michael I. German	Director	March 17, 2014

/s/ Paul A. Gould Paul A. Gould	Director	March 17, 2014

/s/ William K. Lieberman William K. Lieberman	Director	March 17, 2014

/s/ Laurence E. Paul Laurence E. Paul	Director	March 17, 2014

/s/ Stephen E. Paul Stephen E. Paul	Director	March 17, 2014

/s/ Carl H. Pforzheimer Carl H. Pforzheimer, III	Director	March 17, 2014

/s/ Ernest G. Siddons Ernest G. Siddons	Director	March 17, 2014

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		69
Report of Independent Registered Public Accounting Firm		70
Valuation and Qualifying Accounts	II	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Corporation’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated March 17, 2014; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 17, 2014

SCHEDULE II

Ampco-Pittsburgh Corporation

Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(3)	Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$519	$33	$0	$(3)		$2	$551
Valuation allowance against gross deferred income tax assets	$2,887	$0	$35	$(156	)(2)	$(127)	$2,639

Year ended December 31, 2012
Allowance for doubtful accounts	$141	$379	$0	$(4)		$3	$519
Valuation allowance against gross deferred income tax assets	$3,042	$0	$11	$(132	)(2)	$(34)	$2,887

Year ended December 31, 2011
Allowance for doubtful accounts	$176	$6	$0	$(41)		$0	$141
Valuation allowance against gross deferred income tax assets	$1,853	$0	$1,368	$(178	)(2)	$(1)	$3,042

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision in the consolidated statements of operations.

(3)	Represents primarily impact from changes in foreign currency exchange rates and income tax rates.