Form 10-Q
period 2014-03-31
AMPCO PITTSBURGH CORP
filed 2014-05-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 2, 2014, 10,398,080 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$92,594	$97,910
Receivables, less allowance for doubtful accounts of $570 in 2014 and $551 in 2013	47,262	50,279
Inventories	69,175	64,129
Insurance receivables – asbestos	20,000	24,500
Other current assets	11,900	9,968

Total current assets	240,931	246,786

Property, plant and equipment, net	151,251	151,288
Insurance receivables – asbestos	85,546	86,241
Deferred income tax assets	6,404	6,832
Investments in joint ventures	4,676	5,010
Other noncurrent assets	6,591	6,516

	$495,399	$502,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,069	$15,768
Accrued payrolls and employee benefits	7,900	8,875
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	26,000	27,000
Other current liabilities	18,640	21,720

Total current liabilities	84,920	86,674

Employee benefit obligations	49,580	49,146
Asbestos liability	125,708	131,293
Other noncurrent liabilities	466	565

Total liabilities	260,674	267,678

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,373 shares in 2014 and 2013	10,373	10,373
Additional paid-in capital	126,153	125,852
Retained earnings	142,844	144,635
Accumulated other comprehensive loss	(44,645)	(45,865)

Total shareholders’ equity	234,725	234,995

	$495,399	$502,673

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013

Net sales	$62,913	$69,624

Operating costs and expenses:
Costs of products sold (excluding depreciation)	50,063	55,090
Selling and administrative	9,006	9,858
Depreciation	3,058	2,971
Loss (gain) on disposal of assets	9	(6)

Total operating expenses	62,136	67,913

Income from operations	777	1,711

Other income (expense):
Investment-related income	44	12
Interest expense	(54)	(53)
Other – net	128	(603)

	118	(644)

Income before income taxes and equity losses in Chinese joint venture	895	1,067

Income tax provision	(376)	(320)

Equity losses in Chinese joint venture	(441)	(621)

Net income	$78	$126

Net income per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common shares outstanding:
Basic	10,373	10,346

Diluted	10,423	10,399

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income	$78	$126

Other comprehensive income (loss), net of tax where applicable:

Adjustments for changes in:
Foreign currency translation	548	(4,349)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(126)	1,451
Unrealized holding gains on marketable securities	49	215
Fair value of cash flow hedges	(208)	(193)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	957	1,426
Realized gains on sale of marketable securities	(18)	(5)
Realized losses from settlement of cash flow hedges	18	3

Other comprehensive income (loss)	1,220	(1,452)

Comprehensive income (loss)	$1,298	$(1,326)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013

Net cash flows (used in) provided by operating activities	$(707)	$10,092

Cash flows from investing activities:

Purchases of property, plant and equipment	(2,840)	(4,562)
Purchases of long-term marketable securities	(210)	(163)
Proceeds from the sale of long-term marketable securities	183	140
Proceeds from the disposition of property, plant and equipment	0	6

Net cash flows used in investing activities	(2,867)	(4,579)

Cash flows from financing activities:

Dividends paid	(1,867)	(1,862)

Net cash flows used in financing activities	(1,867)	(1,862)

Effect of exchange rate changes on cash and cash equivalents	125	(375)

Net (decrease) increase in cash and cash equivalents	(5,316)	3,276

Cash and cash equivalents at beginning of period	97,910	78,889

Cash and cash equivalents at end of period	$92,594	$82,165

Supplemental information:

Income tax payments	$3,018	$0

Interest payments	$54	$54

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$997	$812

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts for the preceding period have been reclassified for comparative purposes.

Recently Implemented Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires, under certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective January 1, 2014 but did not affect the balance sheet, operating results or liquidity of the Corporation.

2.	Inventories

At March 31, 2014 and December 31, 2013, approximately 56% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2014	December 31, 2013

Raw materials	$18,586	$17,411
Work-in-process	29,882	29,322
Finished goods	8,733	5,894
Supplies	11,974	11,502

	$69,175	$64,129

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2014	December 31, 2013

Land and land improvements	$5,136	$5,122
Buildings	44,163	44,116
Machinery and equipment	251,945	250,936
Construction-in-progress	7,239	5,315
Other	8,744	8,711

	317,227	314,200
Accumulated depreciation	(165,976)	(162,912)

	$151,251	$151,288

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $3,289 (£1,974) at March 31, 2014 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2014	December 31, 2013

Customer-related liabilities	$10,089	$10,610
Accrued sales commissions	1,447	1,648
Income taxes payable	66	1,063
Other	7,038	8,399

	$18,640	$21,720

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2014	2013

Balance at beginning of the period	$6,899	$6,625
Satisfaction of warranty claims	(731)	(545)
Provision for warranty claims	605	575
Other, primarily impact from changes in foreign currency exchange rates	24	(246)

Balance at end of the period	$6,797	$6,409

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Three Months Ended March 31,
	2014	2013

U.K. defined benefit pension plan	$466	$438
Other postretirement benefits (e.g. net payments)	$137	$122
U.K. defined contribution pension plan	$92	$74

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plan	2014	2013

Service cost	$1,000	$1,169
Interest cost	2,230	2,020
Expected return on plan assets	(2,643)	(2,359)
Amortization of prior service cost	213	166
Amortization of actuarial loss	1,096	1,808

Net benefit costs	$1,896	$2,804

	Three Months Ended March 31,
U.K. Defined Benefit Pension Plan	2014	2013

Interest cost	$679	$618
Expected return on plan assets	(796)	(595)
Amortization of actuarial loss	151	153

Net benefit costs	$34	$176

	Three Months Ended March 31,
Other Postretirement Benefit Plan	2014	2013

Service cost	$264	$201
Interest cost	227	208
Amortization of prior service cost	5	21
Amortization of actuarial loss	4	84

Net benefit costs	$500	$514

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2014 approximated $17,931, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

See Note 7 for derivative instruments, Note 12 for litigation and Note 13 for environmental matters.

7.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2014, approximately $15,838 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2015. The fair value of assets held as collateral for the fair value contracts as of March 31, 2014 approximated $833. As of March 31, 2014, there are no cash flow contracts outstanding for future sales.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2014, approximately 57% or $2,907 of anticipated copper purchases over the next nine months and 38% or $452 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of March 31, 2014 equaled $400.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts had been settled and the underlying fixed assets were placed in service.

No portion of the existing cash flow or fair value hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of a hedge.

At March 31, 2014, the Corporation has purchase commitments covering 50% or $3,754 of anticipated natural gas usage through 2015 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $207 and $(300) for the three months ended March 31, 2014 and 2013, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2014	December 31, 2013
Fair value hedge contracts	Other current assets	$308	$426
	Other noncurrent assets	0	17

Fair value hedged items	Receivables	(59)	(36)
	Other current liabilities	288	488

	Other noncurrent liabilities	0	40

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2014 and 2013 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended March 31, 2014	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss) End of the Period

Foreign currency purchase contracts	$275	$0	$5	$270

Futures contracts – copper and aluminum	38	(208)	(23)	(147)

	$313	$(208)	$(18)	$123

Three Months Ended March 31, 2013

Foreign currency purchase contracts	$292	$0	$5	$287

Futures contracts – copper and aluminum	26	(193)	(8)	(159)

	$318	$(193)	$(3)	$128

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2014	2013

Foreign currency purchase contracts	Depreciation	$28	$7	$7

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(239)	(36)	(14)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2013 and 2012 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2014	$277	$(47,462)	$1,007	$313	$(45,865)
Net Change	548	831	31	(190)	1,220

Balance at March 31, 2014	$825	$(46,631)	$1,038	$123	$(44,645)

Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)
Net Change	(4,349)	2,877	210	(190)	(1,452)

Balance at March 31, 2013	$(5,892)	$(78,906)	$843	$128	$(83,827)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended March 31,
	2014	2013	Affected Line Item
Amortization of unrecognized employee benefit costs	$1,013	$1,440	Costs of products sold (excluding depreciation)
	399	573	Selling and administrative
	57	219	Other income (expense)

	1,469	2,232	Total before income tax
	(512)	(806)	Income tax provision

	$957	$1,426	Net of tax

	Three Months Ended March 31,
	2014	2013
Realized (gains) on sale of marketable securities	$(28)	$(7)	Selling and administrative
	10	2	Income tax provision

	$(18)	$(5)	Net of tax

	Three Months Ended March 31,
	2014	2013
Realized (gains) losses from settlement of cash flow hedges:
Foreign currency purchase contracts	$(7)	$(7)	Depreciation
Futures contracts – copper and aluminum	36	14	Costs of products sold (excluding depreciation)

	29	7	Total before income tax
	(11)	(4)	Income tax provision

	$18	$3	Net of tax

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2014	2013
Tax expense (benefit) associated with changes in:
Unrealized holding gains/losses on marketable securities	$(26)	$(116)
Fair value of cash flow hedges	128	116
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(512)	(806)
Realized gains/losses from sale of marketable securities	10	2
Realized gains/losses from settlement of cash flow hedges	(11)	(4)

9.	Stock-Based Compensation

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (“Incentive Plan”) which authorizes the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. Unexercised portions of terminated or forfeited awards are available for new awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards. In April 2014, the Compensation Committee granted 172,000 non-qualified stock options to select employees. The options have a ten-year life and vest over a three-year period.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will be fully vested as of the grant date. In April 2014, 12,500 shares of the Corporation’s common stock were granted to the non-employee directors.

Stock-based compensation expense for the three months ended March 31, 2014 and 2013 equaled $351 and $296, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $123 and $104, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2014

Investments
Other noncurrent assets	$4,186	$0	$0	$4,186
Foreign currency exchange contracts
Other current assets	0	308	0	308
Other current liabilities	0	288	0	288

As of December 31, 2013

Investments
Other noncurrent assets	$4,092	$0	$0	$4,092
Foreign currency exchange contracts
Other current assets	0	426	0	426
Other noncurrent assets	0	17	0	17
Other current liabilities	0	488	0	488
Other noncurrent liabilities	0	40	0	40

The investments held as other noncurrent assets represent assets held in a “Rabbi” trust for the purpose of providing benefits under a non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of the variable-rate IRB debt approximates its carrying value. Additionally, the fair value of trade receivables and trade payables approximates their carrying value.

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended March 31,
	2014	2013

Net sales:
Forged and Cast Rolls	$39,566	$45,113
Air and Liquid Processing	23,347	24,511

Total Reportable Segments	$62,913	$69,624

Income before income taxes:
Forged and Cast Rolls	$1,013	$2,063
Air and Liquid Processing	2,111	2,210

Total Reportable Segments	3,124	4,273
Other expense, including corporate costs	(2,229)	(3,206)

Total	$895	$1,067

12.	Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, it is also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of the Corporation’s Air & Liquid subsidiary (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiary and the Corporation. The information in the table presented for 2013 includes certain asbestos claims asserted against an inactive subsidiary in dissolution.

	Three Months Ended March 31,
	2014	2013
Total claims pending at the beginning of the period	8,319	8,007
New claims served	393	381
Claims dismissed	(56)	(106)
Claims settled	(55)	(55)

Total claims pending at the end of the period (1)	8,601	8,227

Gross settlement and defense costs (in 000’s)	$6,585	$6,087

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$59.32	$37.81

(1)	Included as “open claims” are approximately 1,635 and 1,634 claims as of March 31, 2014 and 2013, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at March 31, 2014 was $151,708. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

The Corporation’s receivable at December 31, 2012 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2012, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $118,115. The Corporation increased its receivable at September 30, 2013 by $16,340 to take into account the effect of the Settlement Agreements reached in August 2013.

The following table summarizes activity relating to insurance recoveries.

	Three Months Ended March 31,
	2014	2013
Insurance receivable – asbestos, beginning of the year	$110,741	$118,115
Settlement and defense costs paid by insurance carriers	(5,195)	(8,432)

Insurance receivable – asbestos, end of the period	$105,546	$109,683

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $242 at March 31, 2013 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment manufactures centrifugal pumps for the marine defense, refrigeration and power generation industries; constructs large custom-designed air handling systems for commercial, institutional and industrial building market; and produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. A significant portion of its products are distributed through a common independent group of sales offices located throughout the United States and Canada.

For the Forged and Cast Rolls segment, global manufacturing regions continue to operate at a reduced capacity with the United States at approximately 77% capacity and the European Union at approximately 65% capacity. This, coupled with excess roll supply in the industry, has, at times, necessitated price discounting to maintain market share. Furthermore, indigenous roll suppliers in China and Korea have established a significant presence in their home markets and have made inroads in export markets through extraordinarily low price offerings resulting in a reduction in roll sales internationally compared to a year ago. For the remainder of the year, demand for traditional roll products will likely be weak and at depressed margins. Although representing a smaller portion of the segment’s business activity, sales of non-roll products and services, which utilize available production capacity, are expected to increase. Losses by the segment’s Chinese forged roll joint venture company (for which it has a 49% interest and accounts for on the equity method of accounting) are anticipated to continue during the year. While an impairment charge to reduce the carrying amount of the investment in the joint venture company to its estimated fair value was recognized in the fourth quarter of 2013, the Corporation will continue to monitor the carrying value of the investment to determine if future charges are necessary.

For the Air and Liquid Processing segment, spending on new construction by the institutional markets remains slow while continued strength in spending in the fossil-fueled power generation market is encouraging. The focus for this segment is to continue to develop new product lines and to strengthen the sales distribution networks.

Consolidated Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net sales for the three months ended March 31, 2014 and 2013 were $62,913 and $69,624, respectively. Backlog approximated $180,492 at March 31, 2014 versus $197,461 as of December 31, 2013 and $194,448 as of March 31, 2013. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales approximated 79.6% and 79.1% for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily related to the mix of products shipped for the Air and Liquid Processing segment.

Selling and administrative expenses totaled $9,006 (14.3% of net sales) and $9,858 (14.2% of net sales) for the three months ended March 31, 2014 and 2013, respectively. The decrease is due to lower commission expense, as a result of lower sales, and employee-related costs.

Income from operations for the three months ended March 31, 2014 and 2013 approximated $777 and $1,711, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the three months ended March 31, 2014 declined from a year ago due to lower selling prices and a decrease in the volume of shipments which impacted earnings by approximately $1,200 and $2,100, respectively. Lower freight and commissions costs, associated with the decrease in sales, and improved quality offset the impact to operating income by approximately $1,700. Backlog approximated $141,037 at March 31, 2014 against $159,344 as of December 31, 2013 and $152,642 as of March 31, 2013. The decline in backlog is due to shipments outpacing new orders and declining profitability. Approximately $36,042 of the current backlog is expected to ship after 2014.

Air and Liquid Processing. Sales and operating income for the three months ended March 31, 2014 were comparable to a year ago. While sales and operating income improved for Buffalo Pumps, sales and operating results decreased for Buffalo Air Handling and Aerofin. Specifically, Buffalo Pumps benefited principally from a higher volume of shipments to U.S. Navy shipbuilders whereas Buffalo Air Handling sales decreased due to a large hospital order in the first quarter of 2013 which did not repeat and Aerofin was affected by a reduction in sales to the OEM market. Backlog approximated $39,455 at March 31, 2014 against $38,117 as of December 31, 2013 and $41,806 as of March 31, 2013. The majority of backlog will ship in 2014.

Other income (expense) fluctuated primarily from changes in foreign exchange gains and losses and charges related to operations discontinued years ago.

Effective income tax rate increased for the three months ended March 31, 2014 in comparison to the three months ended March 31, 2013 principally due to a reduction in the state income tax rate at which certain net deferred income tax assets will be realized.

Net income and earnings per common share equaled $78 or $0.01 per common share for the three months ended March 31, 2014 in comparison to $126 or $0.01 per common share for the three months ended March 31, 2013.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities decreased for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. The decrease is due to changes in working capital, principally an increase in inventories, and less asbestos-related insurance recoveries as the first quarter of 2013 included a higher reimbursement from insurance carriers for past costs.

Net cash flows used in investing activities represent primarily capital expenditures for the Forged and Cast Rolls segment. As of March 31, 2014, future capital expenditures approximating $6,600, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents decreased $5,316 in 2014 and ended the period at $92,594 (of which approximately $6,300 is held by foreign operations) in comparison to $97,910 at December 31, 2013 (of which approximately $8,100 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2014 was approximately $9,500 (including £3,000 in the U.K. and €400 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2013, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

AMPCO-PITTSBURGH CORPORATION

DATE:	May 9, 2014	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE:	May 9, 2014	BY:	/s/ Marliss D. Johnson
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