Form 10-Q
period 2014-06-30
AMPCO PITTSBURGH CORP
filed 2014-08-08
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On August 1, 2014, 10,423,664 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$90,131	$97,910
Receivables, less allowance for doubtful accounts of $594 in 2014 and $551 in 2013	53,267	50,279
Inventories	66,845	64,129
Insurance receivables – asbestos	19,000	24,500
Other current assets	12,707	9,968

Total current assets	241,950	246,786

Property, plant and equipment, net	152,265	151,288
Insurance receivables – asbestos	82,046	86,241
Deferred income tax assets	1,812	6,832
Investments in joint ventures	4,180	5,010
Other noncurrent assets	6,724	6,516

	$488,977	$502,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,409	$15,768
Accrued payrolls and employee benefits	8,735	8,875
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	23,000	27,000
Other current liabilities	19,634	21,720

Total current liabilities	81,089	86,674

Employee benefit obligations	42,187	49,146
Asbestos liability	123,645	131,293
Other noncurrent liabilities	434	565

Total liabilities	247,355	267,678

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,410 shares in 2014 and 10,373 shares outstanding in 2013	10,410	10,373
Additional paid-in capital	126,895	125,852
Retained earnings	142,091	144,635
Accumulated other comprehensive loss	(37,774)	(45,865)

Total shareholders’ equity	241,622	234,995

	$488,977	$502,673

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$69,949	$69,938	$132,862	$139,562

Operating costs and expenses:
Costs of products sold (excluding depreciation)	55,408	55,310	105,471	110,400
Selling and administrative	9,469	9,298	18,475	19,156
Depreciation	3,008	2,914	6,066	5,885
Loss on disposal of assets	46	25	55	19

Total operating expenses	67,931	67,547	130,067	135,460

Income from operations	2,018	2,391	2,795	4,102

Other income (expense):
Investment-related income	43	11	87	24
Interest expense	(54)	(68)	(108)	(121)
Other – net	(77)	(403)	51	(1,007)

	(88)	(460)	30	(1,104)

Income before income taxes and equity losses in Chinese joint venture	1,930	1,931	2,825	2,998

Income tax provision	(575)	(581)	(951)	(901)

Equity losses in Chinese joint venture	(234)	(244)	(675)	(865)

Net income	$1,121	$1,106	$1,199	$1,232

Net income per common share:
Basic	$0.11	$0.11	$0.12	$0.12

Diluted	$0.11	$0.11	$0.12	$0.12

Cash dividends declared per share	$0.18	$0.18	$0.36	$0.36

Weighted average number of common shares outstanding:
Basic	10,395	10,357	10,384	10,351

Diluted	10,448	10,407	10,436	10,403

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,121	$1,106	$1,199	$1,232

Other comprehensive income (loss), net of tax where applicable:

Adjustments for changes in:
Foreign currency translation	1,573	161	2,121	(4,188)
Unrecognized employee benefit costs (including effects of foreign currency translation)	4,207	(13)	4,081	1,438
Unrealized holding gains (losses) on marketable securities	130	(22)	179	193
Fair value of cash flow hedges	100	(236)	(108)	(429)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	828	1,361	1,785	2,787
Realized gains from sale of marketable securities	(17)	(29)	(35)	(34)
Realized losses from settlement of cash flow hedges	50	59	68	62

Other comprehensive income (loss)	6,871	1,281	8,091	(171)

Comprehensive income	$7,992	$2,387	$9,290	$1,061

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013

Net cash flows provided by operating activities	$1,597	$21,971

Cash flows from investing activities:

Purchases of property, plant and equipment	(6,131)	(6,730)
Purchases of long-term marketable securities	(408)	(631)
Proceeds from sale of long-term marketable securities	348	549
Other	12	0

Net cash flows used in investing activities	(6,179)	(6,812)

Cash flows from financing activities:

Dividends paid	(3,737)	(3,724)
Proceeds from the issuance of common stock	361	67
Excess tax benefits from the exercise of stock options	25	2

Net cash flows used in financing activities	(3,351)	(3,655)

Effect of exchange rate changes on cash and cash equivalents	154	(282)

Net (decrease) increase in cash and cash equivalents	(7,779)	11,222

Cash and cash equivalents at beginning of period	97,910	78,889

Cash and cash equivalents at end of period	$90,131	$90,111

Supplemental information:
Income tax payments	$3,161	$176

Interest payments	$109	$121

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$542	$656

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 and condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain amounts for the preceding periods have been reclassified for comparative purposes.

Recently Implemented Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires, under certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective January 1, 2014 but did not affect the balance sheet, operating results or liquidity of the Corporation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective January 1, 2017. The Corporation is currently evaluating the impact that the guidance will have on its financial position, operating results and liquidity.

2.	Inventories

At June 30, 2014 and December 31, 2013, approximately 56% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2014	December 31, 2013

Raw materials	$18,230	$17,411
Work-in-process	29,122	29,322
Finished goods	7,630	5,894
Supplies	11,863	11,502

	$66,845	$64,129

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2014	December 31, 2013

Land and land improvements	$5,162	$5,122
Buildings	44,260	44,116
Machinery and equipment	253,820	250,936
Construction-in-progress	9,334	5,315
Other	8,764	8,711

	321,340	314,200
Accumulated depreciation	(169,075)	(162,912)

	$152,265	$151,288

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $3,376 (£1,974) at June 30, 2014 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2014	December 31, 2013

Customer-related liabilities	$10,782	$10,610
Accrued sales commissions	1,608	1,648
Income taxes payable	55	1,063
Other	7,189	8,399

	$19,634	$21,720

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of the period	$6,797	$6,409	$6,899	$6,625
Satisfaction of warranty claims	(658)	(669)	(1,389)	(1,214)
Provision for warranty claims	674	687	1,279	1,262
Other, primarily impact from changes in foreign currency exchange rates	99	(2)	123	(248)

Balance at end of the period	$6,912	$6,425	$6,912	$6,425

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Six Months Ended June 30,
	2014	2013

U.K. defined benefit pension plan	$940	$870
Other postretirement benefits (e.g. net payments)	$278	$281
U.K. defined contribution pension plan	$202	$146

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. Defined Benefit Pension Plan

Service cost	$841	$1,043	$1,841	$2,212
Interest cost	2,151	2,016	4,381	4,036
Expected return on plan assets	(2,731)	(2,325)	(5,374)	(4,684)
Amortization of prior service cost	214	154	427	320
Amortization of actuarial loss	996	1,764	2,092	3,572

Net benefit cost	$1,471	$2,652	$3,367	$5,456

U.K. Defined Benefit Pension Plan

Interest cost	$690	$617	$1,369	$1,235
Expected return on plan assets	(808)	(596)	(1,604)	(1,191)
Amortization of actuarial loss	153	154	304	307

Net benefit cost	$35	$175	$69	$351

Other Postretirement Benefit Plan

Service cost	$61	$271	$325	$472
Interest cost	185	255	412	463
Amortization of prior service cost	(111)	22	(106)	43
Amortization of actuarial loss	6	36	10	120

Net benefit cost	$141	$584	$641	$1,098

During the quarter, certain health care benefits to be provided on or after January 1, 2015 under the Other Postretirement Benefit Plan were modified. The plan change resulted in a remeasurement of the plan liability as of May 1, 2014, reducing the liability by approximately $9,500. Additionally, as a result of the remeasurement, the discount rate was changed from 5.00% to 4.50% increasing the liability by approximately $2,000.

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2014 approximated $18,655, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2014, approximately $11,056 of anticipated foreign-denominated sales has been hedged which are covered by fair value and cash flow contracts settling at various dates through May 2015. The fair value of assets held as collateral for the fair value contracts as of June 30, 2014 approximated $855.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2014, approximately 57% or $2,826 of anticipated copper purchases over the next nine months and 38% or $458 of anticipated aluminum purchases over the next six months are hedged. The fair value of assets held as collateral as of June 30, 2014 equaled $400.

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

At June 30, 2014, the Corporation has purchase commitments covering 50% or $3,227 of anticipated natural gas usage through 2015 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(26) and $(93) for the three months ended June 30, 2014 and 2013, respectively, and $181 and $(393) for the six months ended June 30, 2014 and 2013, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2014	December 31, 2013
Fair value hedge contracts	Other current assets	$417	$426
	Other noncurrent assets	0	17

Fair value hedged items	Receivables	(120)	(36)
	Other current liabilities	321	488
	Other noncurrent liabilities	0	40

Cash flow hedge contracts	Other current liabilities	33	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2014 and 2013 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended June 30, 2014	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$0	$(21)	$0	$(21)

Foreign currency purchase contracts	270	0	5	265

Futures contracts – copper and aluminum	(147)	121	(55)	29

	$123	$100	$(50)	$273

Three Months Ended June 30, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	287	0	5	282

Futures contracts – copper and aluminum	(159)	(236)	(64)	(331)

	$128	$(236)	$(59)	$(49)

Six Months Ended June 30, 2014	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$0	$(21)	$0	$(21)

Foreign currency purchase contracts	275	0	10	265

Futures contracts – copper and aluminum	38	(87)	(78)	29

	$313	$(108)	$(68)	$273

Six Months Ended June 30, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	292	0	10	282

Futures contracts – copper and aluminum	26	(429)	(72)	(331)

	$318	$(429)	$(62)	$(49)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements of Operations	Estimated to be Reclassified in the Next 12 Months	Three Months Ended June 30,		Six Months Ended June 30,
			2014	2013	2014	2013
Foreign currency sales contracts – cash flow hedges	Sales	$(33)	$0	$0	$0	$0

Foreign currency purchase contracts	Depreciation	28	7	7	14	14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	35	(87)	(101)	(123)	(115)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2014 and 2013 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2014	$277	$(47,462)	$1,007	$313	$(45,865)

Net Change	2,121	5,866	144	(40)	8,091

Balance at June 30, 2014	$2,398	$(41,596)	$1,151	$273	$(37,774)

Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)

Net Change	(4,188)	4,225	159	(367)	(171)

Balance at June 30, 2013	$(5,731)	$(77,558)	$792	$(49)	$(82,546)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	Affected Line Item
Amortization of unrecognized employee benefit costs	$895	$1,380	$1,908	$2,820	Costs of products sold (excluding depreciation)
	336	536	735	1,109	Selling and administrative
	27	214	84	433	Other income (expense)

	1,258	2,130	2,727	4,362	Total before income tax
	(430)	(769)	(942)	(1,575)	Income tax provision

	$828	$1,361	$1,785	$2,787	Net of tax

Realized (gains) from sale of marketable securities	$(26)	$(46)	$(54)	$(53)	Selling and administrative
	9	17	19	19	Income tax provision

	$(17)	$(29)	$(35)	$(34)	Net of tax

Realized (gains) losses from settlement of cash flow hedges:
Foreign currency purchase contracts	$(7)	$(7)	$(14)	$(14)	Depreciation

Futures contracts – copper and aluminum	87	101	123	115	Costs of products sold (excluding depreciation)

	80	94	109	101	Total before income tax
	(30)	(35)	(41)	(39)	Income tax provision

	$50	$59	$68	$62	Net of tax

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$(2,739)	$0	$(2,739)	$0
Unrealized holding losses/gains on marketable securities	(71)	12	(97)	(104)
Fair value of cash flow hedges	(61)	142	67	258
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(430)	(769)	(942)	(1,575)
Realized gains from sale of marketable securities	9	17	19	19
Realized losses from settlement of cash flow hedges	(30)	(35)	(41)	(39)

9.	Stock-Based Compensation

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

During the second quarter of 2014, the Compensation Committee granted 176,000 non-qualified stock options to select employees. The options have a ten-year life and vest over a three-year period. The exercise price of $20.00 was equal to the closing price of the Corporation’s common stock on the New York Stock Exchange on the date of grant and the fair value of the options was $7.40 per share. The fair value of the options as of the date of grant was calculated using the Black-Scholes option-pricing model based on an assumption for the expected life of the options of six years, a risk-free interest rate of 1.98%, an expected dividend yield of 3.60%, expected forfeiture rate of 8% and an expected volatility of 53.02%. The resultant stock-based compensation expense of approximately $1,200 will be recognized over the requisite service period of three years.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will be fully vested as of the grant date. During the second quarter, 12,500 shares of the Corporation’s common stock were awarded to the non-employee directors.

Stock-based compensation expense for the three months ended June 30, 2014 and 2013 equaled $247 and $208, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $86 and $72, respectively. Stock-based compensation expense for the six months ended June 30, 2014 and 2013 equaled $598 and $504, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $209 and $176, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2014

Investments
Other noncurrent assets	$4,411	$0	$0	$4,411
Foreign currency exchange contracts
Other current assets	0	417	0	417
Other current liabilities	0	354	0	354

As of December 31, 2013

Investments
Other noncurrent assets	$4,092	$0	$0	$4,092
Foreign currency exchange contracts
Other current assets	0	426	0	426
Other noncurrent assets	0	17	0	17
Other current liabilities	0	488	0	488
Other noncurrent liabilities	0	40	0	40

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

11.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales:
Forged and Cast Rolls	$45,466	$45,386	$85,032	$90,499
Air and Liquid Processing	24,483	24,552	47,830	49,063

Total Reportable Segments	$69,949	$69,938	$132,862	$139,562

Income before Income Taxes:
Forged and Cast Rolls	$1,889	$2,611	$2,902	$4,674
Air and Liquid Processing	2,698	2,078	4,809	4,288

Total Reportable Segments	4,587	4,689	7,711	8,962
Other expense, including corporate costs – net	(2,657)	(2,758)	(4,886)	(5,964)

Total	$1,930	$1,931	$2,825	$2,998

12.	Litigation (claims not in thousands)

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

	Six Months Ended June 30,
	2014	2013
Total claims pending at the beginning of the period	8,319	8,007
New claims served	675	726
Claims dismissed	(271)	(250)
Claims settled	(149)	(135)

Total claims pending at the end of the period (1)	8,574	8,348

Gross settlement and defense costs (in 000’s)	$11,648	$10,727

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$27.73	$27.86

(1)	Included as “open claims” are approximately 1,633 claims as of June 30, 2014 and 2013 classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at June 30, 2014 was $146,645. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

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

The following table summarizes activity relating to insurance recoveries.

	Six Months Ended June 30,
	2014	2013
Insurance receivable – asbestos, beginning of the year	$110,741	$118,115
Settlement and defense costs paid by insurance carriers	(9,695)	(12,757)

Insurance receivable – asbestos, end of the period	$101,046	$105,358

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $226 at June 30, 2014 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

The Corporation operates in two business segments – Forged and Cast Rolls and Air and Liquid Processing. The Forged and Cast Rolls segment produces and sells forged-hardened steel rolls and cast iron and steel rolls to manufacturers of steel and aluminum throughout the world. The Air and Liquid Processing segment manufactures centrifugal pumps for the marine defense, refrigeration and power generation industries; constructs large custom-designed air handling systems for commercial, institutional and industrial building markets; and produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. A significant portion of its products are distributed through a common independent group of sales offices located throughout the United States and Canada.

For the Forged and Cast Rolls segment, in North America and the European Union, our primary markets, the steel industry continues to operate significantly below capacity. This, coupled with excess global roll supply, has, at times, necessitated price discounting to maintain market share, particularly in Europe. Furthermore, indigenous roll suppliers in China and Korea have established a significant presence in their home markets and have made inroads in export markets through extraordinarily low price offerings resulting in a reduction in roll sales internationally compared to a year ago. For the remainder of the year, demand for traditional roll products is expected to remain weak and at depressed margins. Although representing a smaller portion of the segment’s business activity, sales of non-roll products and services, which utilize available production capacity, are expected to increase. Losses by the segment’s Chinese forged roll joint venture company (in which it has a 49% interest and accounts for on the equity method of accounting) are anticipated to continue during the year. While an impairment charge to reduce the carrying amount of the investment in the joint venture company to its estimated fair value was recognized in the fourth quarter of 2013, the Corporation will continue to monitor the carrying value of the investment to determine if future charges are necessary.

For the Air and Liquid Processing segment, spending on new construction by the institutional markets remains slow while continued strength in spending in the fossil-fueled power generation market is encouraging. The focus for this segment is to continue to develop new product lines and to strengthen the sales distribution networks.

Consolidated Sales and Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Net sales were $69,949 and $69,938 for the three months ended June 30, 2014 and 2013 and $132,862 and $139,562 for the six months ended June 30, 2014 and 2013, respectively. Backlog approximated $170,322 at June 30, 2014 versus $197,461 as of December 31, 2013 and $182,057 at June 30, 2013. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales were comparable for each of the periods and approximated 79.2% and 79.1% for the three months ended June 30, 2014 and 2013 and 79.4% and 79.1% for the six months ended June 30, 2014 and 2013, respectively. While the Corporation is being adversely impacted by a reduction in the volume of shipments and reduced selling prices, particularly for the Forged and Cast Rolls group, lower pension and other post-retirement benefit costs have helped to minimize the impact.

Selling and administrative expenses were higher in the quarter as a result of an increase in corporate-related expenses and bad debt expense associated with a customer account deemed to be uncollectible. On a year-to-date basis, selling and administrative expenses were less than the comparable prior year period due to lower commission expense, as a result of lower sales, and employee-related costs.

Income from operations approximated $2,018 and $2,391 for the three months ended June 30, 2014 and 2013 and $2,795 and $4,102 for the six months ended June 30, 2014 and 2013, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the quarter were comparable to the same period of the prior year. Operating income decreased, however, as a result of lower selling prices which reduced earnings by approximately $2,000. Improved quality minimized the impact to earnings. Sales for the six months ended June 30, 2014 decreased from a year ago due to lower selling prices and a decrease in the volume of shipments which affected earnings by approximately $3,200 and $1,300, respectively. Lower freight and commission costs and improved quality offset the impact to operating income by approximately $3,000. Backlog approximated $130,023 at June 30, 2014 against $159,344 as of December 31, 2013 and $140,772 as of June 30, 2013. The decline in backlog is due to shipments outpacing new orders and declining profitability. Approximately $57,000 of the current backlog is expected to ship after 2014.

Air and Liquid Processing. Sales for the three months ended June 30, 2014 were comparable to sales for the three months ended June 30, 2013 and sales for the six months ended June 30, 2014 were less than the same period of the prior year. Operating income for each of the current year periods improved when compared to the same periods of the prior year. While earnings benefited from a higher volume of shipments to U.S. Navy shipbuilders and a more profitable profit mix for Buffalo Pumps and from manufacturing efficiencies for Buffalo Air Handling, earnings were adversely affected by a reduction in sales to the OEM market for Aerofin. Backlog approximated $40,299 at June 30, 2014 against $38,117 as of December 31, 2013 and $41,285 as of June 30, 2013. The majority of backlog is expected to ship in 2014.

Other income (expense) fluctuated primarily from changes in foreign exchange gains and losses and charges related to operations discontinued years ago.

Effective income tax increased for the six months ended June 30, 2014 versus the same period of 2013 primarily due to the revaluation of certain net deferred income tax assets associated with a reduction in the statutory state income tax rate for New York. The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective income tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes an adjustment necessary to record the year-to-date tax provision at the estimated annual effective income tax rate for that year.

Net income and earnings per common share for the three months ended June 30, 2014 and 2013 equaled $1,121 or $0.11 per common share and $1,106 or $0.11 per common share and $1,199 or $0.12 per common share and $1,232 or $0.12 per common share for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The decrease is due to changes in working capital, principally an increase in accounts receivable, and less asbestos-related insurance recoveries as the first quarter of 2013 included a higher reimbursement from insurance carriers for past costs.

Net cash flows used in investing activities represent primarily capital expenditures for the Forged and Cast Rolls segment. As of June 30, 2014, future capital expenditures approximating $7,440, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends. Additionally, stock options were exercised resulting in proceeds from the issuance of common stock and excess tax benefits.

As a result of the above, cash and cash equivalents decreased $7,779 in 2014 and ended the period at $90,131 (of which approximately $5,100 is held by foreign operations) in comparison to $97,910 at December 31, 2013 (of which approximately $8,100 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2014 was approximately $9,700 (including £3,000 in the U.K. and €400 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE:	August 8, 2014	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE:	August 8, 2014	BY:	/s/ Marliss D. Johnson
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