Form 10-Q
period 2014-09-30
AMPCO PITTSBURGH CORP
filed 2014-11-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 3, 2014, 10,425,664 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$91,973	$97,910
Receivables, less allowance for doubtful accounts of $715 in 2014 and $551 in 2013	53,241	50,279
Inventories	63,195	64,129
Insurance receivables – asbestos	19,000	24,500
Other current assets	12,192	9,968

Total current assets	239,601	246,786

Property, plant and equipment, net	151,398	151,288
Insurance receivables – asbestos	78,471	86,241
Deferred income tax assets	1,764	6,832
Investments in joint ventures	4,052	5,010
Other noncurrent assets	6,627	6,516

	$481,913	$502,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,428	$15,768
Accrued payrolls and employee benefits	9,469	8,875
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	23,000	27,000
Other current liabilities	19,501	21,720

Total current liabilities	83,709	86,674

Employee benefit obligations	41,484	49,146
Asbestos liability	118,659	131,293
Other noncurrent liabilities	515	565

Total liabilities	244,367	267,678

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,425 shares in 2014 and 10,373 shares outstanding in 2013	10,425	10,373
Additional paid-in capital	127,384	125,852
Retained earnings	139,869	144,635
Accumulated other comprehensive loss	(40,132)	(45,865)

Total shareholders’ equity	237,546	234,995

	$481,913	$502,673

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$65,409	$64,433	$198,270	$203,995

Operating costs and expenses:
Costs of products sold (excluding depreciation)	53,244	48,177	158,715	158,577
Selling and administrative	8,950	8,979	27,424	28,135
Depreciation	2,941	2,840	9,007	8,725
Credit for asbestos litigation	0	(16,340)	0	(16,340)
Loss on disposal of assets	232	0	287	19

Total operating expenses	65,367	43,656	195,433	179,116

Income from operations	42	20,777	2,837	24,879

Other income (expense):
Investment-related income	38	27	125	51
Interest expense	(61)	(60)	(169)	(181)
Other – net	(395)	(532)	(344)	(1,539)

	(418)	(565)	(388)	(1,669)

(Loss) income before income taxes and equity losses in Chinese joint venture	(376)	20,212	2,449	23,210

Income tax benefit (provision)	178	(7,057)	(773)	(7,958)

Equity losses in Chinese joint venture	(145)	(450)	(820)	(1,315)

Net (loss) income	$(343)	$12,705	$856	$13,937

Net (loss) income per common share:
Basic	$(0.03)	$1.23	$0.08	$1.35

Diluted	$(0.03)	$1.22	$0.08	$1.34

Cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of common shares outstanding:
Basic	10,424	10,363	10,398	10,355

Diluted	10,477	10,408	10,448	10,404

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(343)	$12,705	$856	$13,937

Other comprehensive (loss) income, net of tax where applicable:

Adjustments for changes in:
Foreign currency translation	(4,066)	4,285	(1,945)	97
Unrecognized employee benefit costs (including effects of foreign currency translation)	1,056	(1,352)	5,137	86
Unrealized holding (losses) gains on marketable securities	(66)	103	113	296
Fair value of cash flow hedges	(72)	152	(180)	(277)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	827	1,458	2,612	4,245
Realized (gains) from sale of marketable securities	(24)	(17)	(59)	(51)
Realized (gains) losses from settlement of cash flow hedges	(13)	144	55	206

Other comprehensive (loss) income	(2,358)	4,773	5,733	4,602

Comprehensive (loss) income	$(2,701)	$17,478	$6,589	$18,539

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013

Net cash flows provided by operating activities	$9,694	$28,957

Cash flows from investing activities:

Purchases of property, plant and equipment	(10,217)	(10,264)
Purchases of long-term marketable securities	(667)	(810)
Proceeds from sale of long-term marketable securities	603	678
Other	185	6

Net cash flows used in investing activities	(10,096)	(10,390)

Cash flows from financing activities:

Dividends paid	(5,613)	(5,590)
Proceeds from the issuance of common stock	581	67
Excess tax benefits from the exercise of stock options	60	2

Net cash flows used in financing activities	(4,972)	(5,521)

Effect of exchange rate changes on cash and cash equivalents	(563)	340

Net (decrease) increase in cash and cash equivalents	(5,937)	13,386

Cash and cash equivalents at beginning of period	97,910	78,889

Cash and cash equivalents at end of period	$91,973	$92,275

Supplemental information:
Income tax payments	$3,406	$877

Interest payments	$169	$182

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$694	$677

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2014 and the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013 and condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

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

Approximately 59% and 56% of the inventories at September 30, 2014 and December 31, 2013, respectively, were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2014	December 31, 2013

Raw materials	$17,418	$17,411
Work-in-process	25,398	29,322
Finished goods	9,224	5,894
Supplies	11,155	11,502

	$63,195	$64,129

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2014	December 31, 2013

Land and land improvements	$5,167	$5,122
Buildings	44,084	44,116
Machinery and equipment	258,916	250,936
Construction-in-progress	4,381	5,315
Other	8,859	8,711

	321,407	314,200
Accumulated depreciation	(170,009)	(162,912)

	$151,398	$151,288

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $3,200 (£1,974) at September 30, 2014 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2014	December 31, 2013

Customer-related liabilities	$10,986	$10,610
Accrued sales commissions	1,572	1,648
Income taxes payable	19	1,063
Other	6,924	8,399

	$19,501	$21,720

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at beginning of the period	$6,912	$6,425	$6,899	$6,625
Satisfaction of warranty claims	(246)	(344)	(1,635)	(1,558)
Provision for warranty claims	619	316	1,898	1,578
Other, primarily impact from changes in foreign currency exchange rates	(190)	231	(67)	(17)

Balance at end of the period	$7,095	$6,628	$7,095	$6,628

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Nine Months Ended September 30,
	2014	2013

U.S. defined benefit pension plan	$0	$5,000	(1)
U.K. defined benefit pension plan	$1,405	$1,308
Other postretirement benefits (e.g. net payments)	$438	$436
U.K. defined contribution pension plan	$300	$227

(1)	Voluntary contribution

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. Defined Benefit Pension Plan

Service cost	$921	$1,106	$2,762	$3,318
Interest cost	2,190	2,016	6,571	6,052
Expected return on plan assets	(2,686)	(2,342)	(8,060)	(7,026)
Amortization of prior service cost	213	160	640	480
Amortization of actuarial loss	1,046	1,788	3,138	5,360

Net benefit cost	$1,684	$2,728	$5,051	$8,184

U.K. Defined Benefit Pension Plan

Interest cost	$679	$656	$2,048	$1,891
Expected return on plan assets	(795)	(651)	(2,399)	(1,842)
Amortization of actuarial loss	151	202	455	509

Net benefit cost	$35	$207	$104	$558

Other Postretirement Benefit Plan

Service cost	$90	$235	$415	$707
Interest cost	138	232	550	695
Amortization of prior service cost	(168)	21	(274)	64
Amortization of actuarial loss	47	61	57	181

Net benefit cost	$107	$549	$748	$1,647

During the second quarter of 2014, certain health care benefits to be provided on or after January 1, 2015 under the Other Postretirement Benefit Plan were modified. The plan change resulted in a remeasurement of the plan liability as of May 1, 2014, reducing the liability by approximately $9,500. Additionally, as a result of the remeasurement, the discount rate was changed from 5.00% to 4.50% increasing the liability by approximately $2,000.

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2014 approximated $18,049, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2014, approximately $13,493 of anticipated foreign-denominated sales has been hedged which are covered by fair value and cash flow contracts settling at various dates through October 2015. The fair value of assets held as collateral for the fair value contracts as of September 30, 2014 approximated $811.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2014, approximately 57% or $2,835 of anticipated copper purchases over the next nine months and 38% or $485 of anticipated aluminum purchases over the next six months are hedged.

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

At September 30, 2014, the Corporation has purchase commitments covering 35% or $3,716 of anticipated natural gas usage through 2017 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) approximated $(236) and $(135) for the three months ended September 30, 2014 and 2013 and $(55) and $(528) for the nine months ended September 30, 2014 and 2013, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2014	December 31, 2013
Fair value hedge contracts	Other current assets	$251	$426
	Other noncurrent assets	9	17
	Other current liabilities	291	0
	Other noncurrent liabilities	21	0

Fair value hedged items	Receivables	(18)	(36)
	Other current assets	246	0
	Other noncurrent assets	19	0
	Other current liabilities	200	488
	Other noncurrent liabilities	16	40

Cash flow hedge contracts	Other current liabilities	13	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2014 and 2013 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended September 30, 2014	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$(21)	$31	$13	$(3)

Foreign currency purchase contracts	265	0	3	262

Futures contracts – copper and aluminum	29	(103)	(3)	(71)

	$273	$(72)	$13	$188

Three Months Ended September 30, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	282	0	4	278

Futures contracts – copper and aluminum	(331)	152	(148)	(31)

	$(49)	$152	$(144)	$247

Nine Months Ended September 30, 2014	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts – cash flow hedges	$0	$10	$13	$(3)

Foreign currency purchase contracts	275	0	13	262

Futures contracts – copper and aluminum	38	(190)	(81)	(71)

	$313	$(180)	$(55)	$188

Nine Months Ended September 30, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0

Foreign currency purchase contracts	292	0	14	278

Futures contracts – copper and aluminum	26	(277)	(220)	(31)

	$318	$(277)	$(206)	$247

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements of Operations	Estimated to be Reclassified in the Next 12 Months	Three Months Ended September 30,		Nine Months Ended September 30,
			2014	2013	2014	2013
Foreign currency sales contracts – cash flow hedges	Sales	$(7)	$22	$0	$22	$0

Foreign currency purchase contracts	Depreciation	28	6	6	20	20

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(120)	(7)	(237)	(130)	(352)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2014 and 2013 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2014	$277	$(47,462)	$1,007	$313	$(45,865)

Net Change	$(1,945)	7,749	54	(125)	5,733

Balance at September 30, 2014	$(1,668)	$(39,713)	$1,061	$188	$(40,132)

Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)

Net Change	97	4,331	245	(71)	4,602

Balance at September 30, 2013	$(1,446)	$(77,452)	$878	$247	$(77,773)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	Affected Line Item
Amortization of unrecognized employee benefit costs	$844	$1,442	$2,752	$4,262	Costs of products sold (excluding depreciation)
	401	573	1,136	1,682	Selling and administrative
	44	217	128	650	Other income (expense)

	1,289	2,232	4,016	6,594	Total before income tax
	(462)	(774)	(1,404)	(2,349)	Income tax provision

	$827	$1,458	$2,612	$4,245	Net of tax

Realized (gains) from sale of marketable securities	$(37)	$(26)	$(91)	$(79)	Selling and administrative
	13	9	32	28	Income tax provision

	$(24)	$(17)	$(59)	$(51)	Net of tax

Realized (gains) losses from settlement of cash flow hedges:
Foreign currency sales contracts	$(22)	$0	$(22)	$0	Depreciation

Foreign currency purchase contracts	(6)	(6)	(20)	(20)	Depreciation

Futures contracts – copper and aluminum	7	237	130	352	Costs of products sold (excluding depreciation)

	(21)	231	88	332	Total before income tax
	8	(87)	(33)	(126)	Income tax provision

	$(13)	$144	$55	$206	Net of tax

The income tax expense (benefit) associated with the various components of other comprehensive (loss) income is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$0	$0	$(2,739)	$0
Unrealized holding losses/gains on marketable securities	37	(55)	(60)	(159)
Fair value of cash flow hedges	40	(93)	107	165
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(462)	(774)	(1,404)	(2,349)
Realized gains from sale of marketable securities	13	9	32	28
Realized gains/losses from settlement of cash flow hedges	8	(87)	(33)	(126)

9.	Stock-Based Compensation

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

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will be fully vested as of the grant date. During the second quarter of 2014, 12,500 shares of the Corporation’s common stock were awarded to non-employee directors.

Stock-based compensation expense for the three months ended September 30, 2014 and 2013 equaled $305 and $341, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $107 and $120, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 equaled $903 and $845, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $316 and $296, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2014

Investments
Other noncurrent assets	$4,303	$0	$0	$4,303
Foreign currency exchange contracts
Other current assets	0	497	0	497
Other noncurrent assets	0	28	0	28
Other current liabilities	0	504	0	504
Other noncurrent liabilities	0	37	0	37

As of December 31, 2013

Investments
Other noncurrent assets	$4,092	$0	$0	$4,092
Foreign currency exchange contracts
Other current assets	0	426	0	426
Other noncurrent assets	0	17	0	17
Other current liabilities	0	488	0	488
Other noncurrent liabilities	0	40	0	40

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

11.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales:
Forged and Cast Rolls	$42,321	$41,800	$127,353	$132,299
Air and Liquid Processing	23,088	22,633	70,917	71,696

Total Reportable Segments	$65,409	$64,433	$198,270	$203,995

(Loss) Income before Income Taxes:
Forged and Cast Rolls	$(110)	$4,996	$2,792	$9,670
Air and Liquid Processing	2,014	18,081	6,823	22,369

Total Reportable Segments	1,904	23,077	9,615	32,039
Other expense, including corporate costs – net	(2,280)	(2,865)	(7,166)	(8,829)

Total	$(376)	$20,212	$2,449	$23,210

12.	Litigation (claims not in thousands)

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

	Nine Months Ended September 30,
	2014	2013
Total claims pending at the beginning of the period	8,319	8,007
New claims served	1,078	1,056
Claims dismissed	(371)	(351)
Claims settled	(182)	(188)

Total claims pending at the end of the period (1)	8,844	8,524

Gross settlement and defense costs (in 000’s)	$16,634	$15,994

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$30.08	$29.67

(1)	Included as “open claims” are approximately 1,633 and 1,636 claims as of September 30, 2014 and 2013, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2012 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2022 was $181,022, of which approximately 73% was attributable to settlement costs for unasserted claims projected to be filed through 2022 and future defense costs. The reserve at September 30, 2014 was $141,659. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2022. Accordingly, no reserve has been recorded for any costs that may be incurred after 2022.

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

The following table summarizes activity relating to insurance recoveries.

	Nine Months Ended September 30,
	2014	2013

Insurance receivable – asbestos, beginning of the year	$110,741	$118,115
Settlement and defense costs paid by insurance carriers	(13,270)	(17,592)
Changes in estimated coverage	0	16,340

Insurance receivable – asbestos, end of the period	$97,471	$116,863

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $311 at September 30, 2014 is considered adequate based on information known to date.

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

For the Forged and Cast Rolls segment, in North America and the European Union, our primary markets, the steel industry continues to operate significantly below capacity. This industry condition, coupled with excess global roll supply, has at times necessitated price discounting to maintain market share, particularly in Europe. Furthermore, indigenous roll suppliers in China and Korea have established a significant presence in their home markets and have made inroads in export markets through extraordinarily low price offerings resulting in a reduction in roll sales internationally compared to a year ago. For the remainder of the year, demand for traditional roll products is expected to remain weak and at depressed margins. Although representing a smaller portion of the segment’s business activity, sales of non-roll products and services, which utilize available production capacity, are expected to increase. Losses by the segment’s Chinese forged roll joint venture company (in which it has a 49% interest and accounts for on the equity method of accounting) are anticipated to continue during the year. While an impairment charge to reduce the carrying amount of the investment in the joint venture company to its estimated fair value was recognized in the fourth quarter of 2013, the Corporation will continue to monitor the carrying value of the investment to determine if future charges are necessary.

For the Air and Liquid Processing segment, spending on new construction by the institutional markets remains slow while continued strength in spending in the fossil-fueled power generation market is encouraging. The focus for this segment is to continue to develop new product lines and to strengthen the sales distribution networks.

Consolidated Sales and Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Net sales were $65,409 and $64,433 for the three months ended September 30, 2014 and 2013 and $198,270 and $203,995 for the nine months ended September 30, 2014 and 2013, respectively. Backlog approximated $173,541 at September 30, 2014 versus $197,461 as of December 31, 2013 and $200,108 at September 30, 2013. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales approximated 81.4% and 74.8% for the three months ended September 30, 2014 and 2013 and 80.0% and 77.7% for the nine months ended September 30, 2014 and 2013, respectively. The increase is primarily attributable to a reduction in the volume of shipments and reduced selling prices for the Forged and Cast Rolls group. Pension and other post retirement benefit costs are lower in the current year; however, the prior year benefited from insurance proceeds for lost margin on rolls damaged in 2012 which was recorded as a reduction to costs of products sold in the third quarter of 2013.

Selling and administrative expenses for the nine months ended September 30, 2014 were less than the comparable prior year period primarily due to lower pension and other post retirement benefit costs.

Credit for asbestos litigation represents estimated additional insurance recoveries for asbestos liabilities through 2022 as a result of insurance coverage settlement agreements entered into during the third quarter of 2013.

Income from operations approximated $42 and $20,777 for the three months ended September 30, 2014 and 2013 and $2,837 and $24,879 for the nine months ended September 30, 2014 and 2013, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Rolls. Sales for the quarter were slightly better from the prior year quarter principally due to higher exchange rates for our U.K. operations which increased revenues by approximately $1,100. On a year-to-date basis, the higher exchange rates increased revenues by approximately $3,400. The expected increase in sales was offset by depressed pricing and a lower volume of shipments. Operating results for the current year periods were less than the comparable prior year periods due to weaker margins which adversely impacted earnings by $2,068 and $4,725 for the three and nine months ended September 30, 2014, respectively, and a lower volume of shipments which reduced earnings by $721 and $1,990 for the same periods. Additionally, operating income of the prior year periods benefited from receipt of approximately $1,500 of insurance proceeds for lost margin on rolls damaged in 2012.

Lower freight and commission costs for the nine months ended September 30, 2014 offset the impact to operating income by approximately $1,400. Backlog approximated $131,266 at September 30, 2014 against $159,344 as of December 31, 2013 and $161,267 as of September 30, 2014. The decline in backlog is due to shipments outpacing new orders and declining profitability. Approximately $77,000 of the current backlog is expected to ship after 2014.

Air and Liquid Processing. Sales for segment for the three months ended September 30, 2014 were slightly better when compared to the same period of the prior year but somewhat less on a year-to-date basis. Operating income for the three and nine months ended September 30, 2014 was less than the same periods of the prior year due to the credit for asbestos litigation of $16,340 representing estimated additional insurance recoveries for asbestos liabilities through 2022 as a result of insurance coverage settlement agreements entered into during the third quarter of 2013. Additionally, for Buffalo Pumps, earnings for the quarter were down slightly on a lower volume of shipments but, on a year-to-date basis, continue to exceed the prior year due to a higher volume of shipments to U.S. Navy shipbuilders and a more profitable profit mix. For Buffalo Air Handling, earnings for the quarter and year to date improved from a year ago on a higher volume of shipments and manufacturing efficiencies. For Aerofin, although operating income for the quarter improved from a year ago, year-to-date operating income fell slightly below the prior year due to a lower volume of shipments, particularly to the OEM market, but was partially offset by a favorable product mix. Backlog approximated $42,275 at September 30, 2014 against $38,117 as of December 31, 2013 and $38,841 as of September 30, 2013. Approximately $21,200 of the current backlog is expected to ship after 2014.

Other income (expense) fluctuated primarily from changes in foreign exchange gains and losses and charges related to operations discontinued many years ago.

Effective income tax rate decreased for the nine months ended September 30, 2014 versus the same period of 2013. In the current year, a higher portion of earnings is from our U.K. operations which are taxed at a lower statutory rate. Certain state net deferred income tax assets were revalued during the year, however, as a result of a reduction in the statutory state income tax rate for New York somewhat offsetting the benefit of the higher earnings from our U.K. operations. The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective income tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes an adjustment necessary to record the year-to-date tax provision at the estimated annual effective income tax rate for that year.

Net income and earnings per common share equaled $(343) or $(0.03) per common share and $856 or $0.08 per common share for the three and nine months ended September 30, 2014 and $12,705 or $1.23 per common share and $13,937 or $1.35 per common share for the three and nine months ended September 30, 2013, respectively. Net income for 2013 includes an after-tax credit of $10,621 or $1.03 per common share for estimated additional insurance recoveries for asbestos liabilities through 2022 as a result of insurance coverage settlement agreements entered into during the third quarter of 2013.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. While the credit for asbestos litigation recorded in 2013 improved earnings, it did not impact cash flows by the same amount. Instead, the additional insurance coverage will reduce ongoing payments required by the Corporation’s Air & Liquid System’s subsidiary. Net asbestos-related payments, including reimbursements for past costs, equaled $3,364 and

$(1,592) for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net cash flows provided by operating activities is primarily due to changes in working capital, principally an increase in accounts receivable, and less asbestos-related insurance recoveries as the first quarter of 2013 included a higher reimbursement from insurance carriers for past costs. During 2013, voluntary contributions to employee benefit plans equaled $5,000. No voluntary contributions were made is 2014.

Net cash flows used in investing activities represent primarily capital expenditures for the Forged and Cast Rolls segment. As of September 30, 2014, future capital expenditures approximating $4,353, to be spent over the next 12-18 months, have been approved.

Net cash flows used in financing activities represent primarily payment of dividends offset by proceeds from the exercise of stock options and resulting excess tax benefits.

As a result of the above, cash and cash equivalents decreased $5,937 in 2014 and ended the period at $91,973 (of which approximately $8,443 is held by foreign operations) in comparison to $97,910 at December 31, 2013 (of which approximately $8,100 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at September 30, 2014 was approximately $9,400 (including £3,000 in the U.K. and €400 in Belgium).

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 10, 2014	BY:	/s/ Robert A. Paul
Robert A. Paul
Chairman and Chief Executive Officer

DATE: November 10, 2014	BY:	/s/ Marliss D. Johnson
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