Form 10-K
period 2014-12-31
AMPCO PITTSBURGH CORP
filed 2015-03-16
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer          Accelerated Filer    ✓    Non-accelerated Filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No    ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2014 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $191.6 million.

As of March 12, 2015, 10,425,664 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2015 Annual Meeting of Shareholders.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Annual Report on Form 10-K as well as the consolidated financial statements and notes thereto may contain forward-looking statements that reflect our current views with respect to future events and financial performance.

All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to, those described under Item 1A. Risk Factors of this Annual Report on Form 10-K. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant”.

In 2013, the Forged and Cast Rolls segment recognized a need to diversify its product offerings and started producing non-roll products - primarily ingot and open die forged products which are used in the gas and oil industry and the aluminum and plastic extrusion industries. As the demand for the non-roll product has grown, we determined that Forged and Cast Engineered Products is a more appropriate segment name and have reflected that change throughout this Annual Report on Form 10-K.

The Corporation classifies its businesses in two segments: Forged and Cast Engineered Products and Air and Liquid Processing.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2014 are set forth in Note 19 (Business Segments) on page 53 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Engineered Products Segment

Union Electric Steel Corporation produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products which are used in the gas and oil industry and the aluminum and plastic extrusion industries. Although currently representing a minor portion of the segment’s business activity, sales of ingot and open die forged products are expected to grow and become a more significant portion of our segment’s business activity. It is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana. Union Electric Steel Corporation is one of the largest producers of forged hardened steel rolls in the world. In addition to a few domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary became a 49% partner in a joint venture in China to manufacture large forged backup rolls, principally in weights and sizes larger than those which can be made in the subsidiary’s facilities in the United States.

Union Electric Steel UK Limited produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets. Union Electric Steel UK Limited is a 25% partner in a Chinese joint venture which produces cast rolls.

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

The Forged and Cast Engineered Products segment has two international customers which constituted approximately 29% of its sales in 2014. The loss of both of these customers could have a material adverse effect on the segment.

For additional information on the products produced and financial information about each segment, see Note 19 (Business Segments) on page 53 of this Annual Report on Form 10-K.

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

Backlog

The backlog of orders at December 31, 2014 was approximately $168 million compared to a backlog of $197 million at year-end 2013. Approximately 15% of the backlog is expected to be released after 2015.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, that it is a significant factor in each of the niche markets which it serves. Competition in both segments is based on quality, service, price and delivery. For additional information, see “Narrative Description of Business” on page 1 of this Annual Report on Form 10-K.

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, the Corporation’s businesses in both segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.33 million in 2014, $1.41 million in 2013 and $1.48 million in 2012.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2014 and such expenditures are not expected to be material in 2015.

Employees

On December 31, 2014, the Corporation had 1,076 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Engineered Products segment has a manufacturing operation in England and a small European sales and engineering support group in Belgium. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) on page 53 of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation are as follows:

John S. Stanik (age 61). Mr. Stanik has served as the Corporation’s Chief Executive Officer since January 2015. He previously worked at Calgon Carbon Corporation, an international company specializing in purification products, technologies and services, from 1991 through 2012 when he retired for personal reasons. Mr. Stanik served as President and Chief Executive Officer of Calgon Carbon from 2003 to 2012 and became its Chairman of the Board in 2007.

Rose Hoover (age 59). Ms. Hoover has been employed by the Corporation for more than thirty-five years. She has served as Executive Vice President and Chief Administrative Officer of the Corporation since May 2011; Senior Vice President of the Corporation since April 2009 and prior to that served as Vice President Administration of the Corporation since 2006. She has also served as Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 50). Ms. Johnson has been Chief Financial Officer and Treasurer of the Corporation since May 2013. Prior to that, she was Vice President, Controller and Treasurer of the Corporation for more than ten years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Robert G. Carothers (age 65). Mr. Carothers has been employed by Union Electric Steel, a subsidiary of the Corporation, for more than forty years. He has served as Chairman, Chief Executive Officer, and President of the Corporation’s Forged and Cast Engineered Products Segment since April 2009 and prior to that served as President of Union Electric Steel since 1998.

Terrence W. Kenny (age 55). Mr. Kenny has been employed by the Corporation for almost thirty years. He has served as President of the Air and Liquid Processing Group since April 2009 and prior to that served as Group Vice President of the Corporation for more than five years.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serves as a director of a public company, except that Mr. Stanik is a director of the Corporation.

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

Cyclical Demand for Products/Economic Downturns

A significant portion of our sales consists of rolling mill rolls to customers in the global steel industry which can be periodically impacted by economic or cyclical downturns. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for, and sales of, our forged and cast steel rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other competing roll producers lower selling prices in the market place in order to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on financial results. In addition, sales of non-roll product, consisting of open die forged product primarily for the gas and oil industries, are impacted by fluctuations in global energy prices.

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

Foreign Currency Exchange Rates

Certain of our subsidiaries operate in foreign jurisdictions and, accordingly, earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, and assets and liabilities into U.S. dollars at the exchange rate in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the translated value for revenue, expenses and balance sheet items denominated in foreign currencies and could materially affect our financial results expressed in U.S. dollars.

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

Labor Agreements

We have several key operations which are subject to multi-year collective bargaining agreements with our hourly work force. While we believe we have good relations with our unions, there is the risk of industrial action or work stoppage at the expiration of an agreement if contract negotiations break down, which may disrupt manufacturing and impact results of operations.

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

Asbestos Litigation

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2014, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. Similarly, although the Corporation believes that the assumptions employed in valuing its insurance coverage were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

FORGED AND CAST ENGINEERED PRODUCTS SEGMENT
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

The Corporation’s office space and the Air & Liquid Systems’ headquarters office space are leased. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Engineered Products segment’s facilities were operated within 65% to 75% of their normal capacity during 2014. The facilities of the Air and Liquid Processing segment were operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the two years ended December 31, 2014 and 2013. 2013 includes asbestos claims asserted against the inactive subsidiary in dissolution.

	2014	2013
Total claims pending at the beginning of the period	8,319	8,007
New claims served	1,466	1,432
Claims dismissed	(1,094)	(803)
Claims settled	(234)	(317)
Total claims pending at the end of the period (1)	8,457	8,319
Gross settlement and defense costs (in 000’s)	$20,801	$22,618
Average gross settlement and defense costs per claim resolved (in 000’s)	$15.66	$20.19

(1)	Included as “open claims” are approximately 1,647 and 1,636 claims in 2014 and 2013, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. At a hearing on January 13, 2015, the Court ruled that final judgment in accordance with the Court’s prior rulings will be entered in the case. Upon entry of final judgment, the Corporation, Air & Liquid, certain insurers, and Howden may appeal to the United States Court of Appeals for the Third Circuit.

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as of December 31, 2006. HR&A’s analysis has been periodically updated since that time. Most recently, the HR&A analysis was updated in 2014, and additional reserves were established by the Corporation as of December 31, 2014 for Asbestos Liability claims pending or projected to be asserted through 2024. The methodology used by HR&A in its projection in 2014 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in prior estimates, relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2012 to December 8, 2014;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

•	an analysis of claims resolution history from January 1, 2012 to December 8, 2014 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2014 the number of future claims for Asbestos Liability that would be filed through the year 2024, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2024. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally-recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2024. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189 million, of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141 million.

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2014 and 2013.

	2014	2013
Insurance receivable – asbestos, beginning of the year	$110,741	$118,115
Settlement and defense costs paid by insurance carriers	(17,159)	(23,714)
Changes in estimated coverage	47,069	16,340
Insurance receivable – asbestos, end of the year	$140,651	$110,741

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers and a substantial majority of the insurance recoveries deemed probable was from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs that the subsidiaries and it may incur after 2024. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

ENVIRONMENTAL

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and appropriate reserves have been established.

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2014 Per Share			2013 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$20.91	$16.45	$0.18	$21.00	$17.55	$0.18
Second	23.73	18.71	0.18	19.31	16.99	0.18
Third	24.90	19.62	0.18	20.69	16.24	0.18
Fourth	22.28	16.75	0.18	19.70	17.10	0.18
Year	24.90	16.45	0.72	21.00	16.24	0.72

The number of registered shareholders at December 31, 2014 and 2013 equaled 400 and 423, respectively.

STOCK PERFORMANCE GRAPH

Comparison of Five Year Cumulative Total Return

Standard & Poors 500, NYSE Composite and Morningstar’s Steel Industry

(Performance results through December 31, 2014)

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2009 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 Index, NYSE Composite Index and Morningstar’s Steel Industry group.

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

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2014	2013	2012	2011	2010
Net sales	$ 272,858	$ 281,050	$ 292,905	$ 344,816	$ 326,886

Net (loss) income(1)	(1,187)	12,437	8,355	21,309	15,456

Total assets	536,409	502,673	533,179	531,632	526,963

Shareholders’ equity	205,148	234,995	192,093	192,872	196,777

Net (loss) income per common share:

Basic(1)	(0.11)	1.20	0.81	2.07	1.51

Diluted	(0.11)	1.20	0.80	2.05	1.50

Per common share:

Cash dividends declared	0.72	0.72	0.72	0.72	0.72

Shareholders’ equity	19.68	22.65	18.57	18.68	19.10

Market price at year end	19.25	19.45	19.98	19.34	28.05

Weighted average common shares outstanding	10,405	10,358	10,338	10,319	10,254

Number of registered shareholders	400	423	454	487	507

Number of employees	1,076	1,109	1,178	1,240	1,264
(1)	Net (loss) income includes:

2014 – An after-tax charge of $2,916 or $0.28 per common share for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. The Forged and Cast Engineered Products segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products (‘non-roll products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries. Headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana, UES is one of the largest producers of forged hardened steel rolls in the world. In addition to a few domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. UES-UK produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets.

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

The Forged and Cast Engineered Products segment has been operating at levels below capacity due to the worldwide reduction in demand for roll product. Market conditions in the United States and the EU28 countries continue to be difficult. Business opportunities in Asia (particularly China), India and other world regions remain infrequent as a result of indigenous supply enabling purchases to be made domestically at lower pricing than offered by traditional western suppliers. With the global steelmaking industry also operating below capacity and the resulting supply demand imbalance in the market place, pricing has suffered and profit margins have decreased. Asian and Indian roll producers have been offering aggressive pricing to gain market share in Western and Middle Eastern markets. Additionally, cost reduction requirements at most steel and aluminum producers throughout our customer base have led them to mandate severe discounts from suppliers. For 2015, we expect demand for rolls to be weak and pricing pressures to remain. Ongoing efforts to diversify our customer base have resulted in expansion of our non-roll products. Although currently representing a minor portion of the segment’s business activity, sales of our non-roll products have outperformed expectations, offsetting some of the effects of constraints currently affecting the roll market, and utilized available production capacity. For 2015, we expect sales of our non-roll products to grow and become a more significant portion of our segment’s business activity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. The joint venture has been adversely impacted by the global economy, with significantly depressed pricing, reduced demand and excess roll inventories of its potential customer base in China – all hindering profitability. Losses have been incurred since 2009, in which we have recognized our share (49%) in our consolidated statements of operations, and are expected to continue in 2015. Additionally, the overall financial strength of the joint venture continues to deteriorate with a greater reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. In the fourth quarter of 2013, we, with the help of outside consultants and appraisers, concluded that the estimated fair value of our investment in UES-MG was less than our carrying amount and that the decline was “other than temporary”. Accordingly, we recognized an impairment charge reducing the carrying amount of our investment to its estimated fair value. We will continue to monitor the carrying value of this investment ($2,574 at December 31, 2014) to determine if future charges are necessary.

For the Air and Liquid Processing segment, increases in spending in the industrial replacement market positively impacted our heat exchange coil business and strength in spending in the fossil-fueled power generation market benefited our centrifugal pump business. These improvements, however, were offset by the continuing slowness of new construction for institutional markets which impacted our custom air handling and heat exchange coil businesses. The focus for this segment is to continue to develop new product lines and to strengthen the sales distribution networks.

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2014		2013		2012
Net Sales:
Forged and Cast Engineered Products	$179,388	66%	$187,286	67%	$189,470	65%
Air and Liquid Processing	93,470	34%	93,764	33%	103,435	35%
Consolidated	$272,858	100%	$281,050	100%	$292,905	100%
Income (Loss) from Operations:
Forged and Cast Engineered Products	$4,380		$13,936		$18,415
Air and Liquid Processing(1)	4,222		24,945		7,267
Corporate costs	(8,522)		(9,914)		(9,390)
Consolidated	$80		$28,967		$16,292
Backlog:
Forged and Cast Engineered Products	$131,118	78%	$159,344	81%	$154,527	79%
Air and Liquid Processing	36,830	22%	38,117	19%	41,277	21%
Consolidated	$167,948	100%	$197,461	100%	$195,804	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment for 2014 includes a pre-tax charge of $4,487 for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries whereas 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers and 2012 includes a pre-tax credit of $540 for estimated costs of asbestos-related litigation through 2022 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements).

Consolidated net sales for 2014 decreased when compared to 2013 primarily due to a lower volume of shipments and weaker pricing for our Forged and Cast Engineered Products group. Consolidated net sales for 2013 decreased when compared to 2012 principally due to a decline in new construction spending by institutional markets for the Air and Liquid Processing group. A discussion of sales and backlog for the Corporation’s two segments is included below.

Operating income for 2014 includes a pre-tax charge of $4,487 for estimated additional costs of asbestos-related litigation through 2024 net of estimated insurance recoveries whereas 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022. Operating income for the current year was further impacted by weak demand and ongoing pricing pressures but benefitted from lower pension and other postretirement costs. For 2013, the improvement to operating income from the $16,340 pre-tax credit for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 was offset primarily by lower margins for our Forged and Cast Engineered Products segment. Corporate expenses are less in the current year due to lower employee-related expenses including pension and other postretirement benefit costs whereas in 2013 such costs were higher than in 2012.

Gross margin, excluding depreciation, as a percentage of net sales, was 19.9%, 22.7% and 22.9% for 2014, 2013 and 2012, respectively. The decrease from earlier years is primarily attributable to our Forged and Cast Engineered Products segment and a lower volume of shipments and level of production and ongoing price discounting to remain competitive. The expected impact to gross margin is somewhat offset by lower pension and other postretirement benefit costs of approximately $3,927.

Selling and administrative expenses totaled $37,380 (13.7% of net sales), $39,682 (14.1% of net sales) and $40,530 (13.8% of net sales) for 2014, 2013 and 2012, respectively. The decrease in 2014 from 2013 is principally related to lower pension and other postretirement costs of $1,216 and commissions of $878. The decrease in 2013 from 2012 is primarily attributable to lower uninsured legal and case management costs and valuation expenses associated with asbestos litigation of $1,088.

The charge for asbestos litigation in 2014 represents an extension of the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, from 2022 to the end of 2024. The credit for asbestos litigation in 2013 represents the estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers in 2013. The credit for asbestos litigation in 2012 represents an extension of the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, from 2020 to the end of 2022. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain companies which now operate as divisions of the Air and Liquid Processing segment. See Note 17 to Consolidated Financial Statements.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses and charges related to operations discontinued years ago. (Losses) gains on foreign exchange transactions approximated $(488), $(227) and $107 for 2014, 2013 and 2012, respectively, and charges related to operations discontinued years ago equaled $(443), $(1,412) and $(1,054), respectively.

Our statutory income tax rate equals 35% which compares to an effective income tax rate of 85.9%, 21.4% and 34.4% for 2014, 2013 and 2012, respectively. The effective income tax rate for 2014 is greater than the prior year rates due to a reduction in current year earnings, which caused permanent adjustments to have a greater impact on the overall effective income tax rate, and certain favorable permanent differences including our share of losses from our investment in a forged roll joint venture company offset by the revaluation of deferred income tax assets associated with decreases in the statutory income tax rates for New York and Indiana. The effective income tax rate for 2013 was lower than our statutory income tax rate due to beneficial permanent differences for our domestic operations and tax benefit related to the impairment charge recognized on our investment in a forged roll joint venture company.

Equity losses in the Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG and the impairment charge we recognized in 2013 on our investment in the joint venture company (see Note 2 to Consolidated Financial Statements).

As a result of the above, for 2014, we lost $1,187 or $0.11 per common share which includes an after-tax charge of $2,916 or $0.28 per common share for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries (see Note 17 to Consolidated Financial Statements). For 2013, we earned $12,437 or $1.20 per common share which includes an after-tax credit of $10,621 or $1.03 per common share for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers (see Note 17 to Consolidated Financial Statements) offset by an after-tax charge of $4,165 or $0.40 per common share to recognize an other-than-temporary impairment of our investment in a forged roll joint venture company (see Note 2 to Consolidated Financial Statements) for a net increase to net income of $6,456 or $0.63 per common share. For 2012, we earned $8,355 or $0.81 per common share.

Forged and Cast Engineered Products

	2014	2013	2012
Net sales	$179,388	$187,286	$189,470
Operating income	$4,380	$13,936	$18,415
Backlog	$131,118	$159,344	$154,527

For 2014, net sales and operating income for the segment were lower in comparison to a year ago principally due to a worldwide reduction in demand for roll product. Net sales for our cast rolls business in England benefited from a higher level of shipments and sales of our non-roll products have outperformed expectations; however, lower net sales for our forged roll operations in the United States more than offset the expected contribution provided by each of them. The lower volume of shipments negatively impacted earnings by approximately $3,000. Pricing and profit margins also decreased from a year ago due to the supply demand imbalance in the roll industry which further affected operating results by approximately $4,500. While freight and commission costs declined in the current year by approximately $1,850 on lower sales, the prior year included $1,500 of insurance proceeds for lost margin on rolls damaged in 2012.

Net sales for 2013 decreased slightly when compared to 2012 due to a decline in selling prices offset by a higher level of shipments. The lower selling prices adversely impacted operating income by approximately $12,500; however, the additional volume improved operating income by approximately $4,500. Operating income for 2013 also benefited from receipt of $1,500 of insurance proceeds for lost margin on rolls damaged in 2012 and improved quality resulting in a reduction of warranty-related provisions.

Improvement in the weighted-average exchange rates used to translate sales of UES-UK from the British pound to the U.S. dollar increased sales for 2014 when compared to 2013 and 2012 by approximately $2,900 and $2,200, respectively. The impact to operating income was not significant.

Backlog at the end of 2014 decreased from 2013 and 2012 due to a combination of larger customers placing orders quarter by quarter versus annually and the falloff in demand as roll customers operate below capacity. As of December 31, 2014, approximately $23,284 of the backlog is expected to be released after 2015.

Air and Liquid Processing

	2014	2013	2012
Net sales	$93,470	$93,764	$103,435
Operating income	$4,222	$24,945	$7,267
Backlog	$36,830	$38,117	$41,277

For 2014, sales for the segment were flat. Net sales of pumps grew slightly, at approximately 2%, in 2014 from 2013 with the higher volume of shipments of commercial pumps helping to offset the decline to U.S. Navy shipbuilders and in pump replacement parts. Additionally, revenue for air handlers improved from a year ago due to an increase in the volume of shipments principally to the pharmaceutical market. Net sales of heat exchange coils, however, fell from a year ago, by approximately 8%, primarily due to a lower volume of shipments for the fossil fuel and nuclear power generation market which is being impacted by reduced demand and increased competition. For 2013, sales for the segment decreased when compared to 2012 principally as a result of reduced demand for custom air handling equipment combined with excess capacity in the industry. Additionally, 2012 benefited from completion of a large order for a customer in medical research.

Operating income for 2014 includes a pre-tax charge of $4,487 for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries. By comparison, operating income for 2013 includes a pre-tax credit of $16,340 for the estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers during the year and 2012 includes a pre-tax credit of $540 representing an adjustment to previously-provided charges for asbestos-related litigation net of estimated insurance recoveries. See Note 17 to Consolidated Financial Statements for further information. Uninsured legal and case management and valuation costs associated with asbestos litigation for each of the years approximated $340, $649 and $1,737, respectively.

The decline in backlog at December 31, 2014 from 2013 and 2012 is primarily attributable to fewer pumps orders from U.S. Navy shipbuilders and a decrease in orders for air handling units offset by a large order for the fossil fuel power generation market. The majority of the year-end backlog is scheduled to ship in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2014 equaled $19,975 compared to $37,774 and $25,444 for 2013 and 2012, respectively. While the charge (credit) for asbestos litigation recorded in each of the years impacted earnings, it did not affect cash flows by the same amount. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and will generate tax benefits. Net asbestos-related payments, including reimbursement of past costs, equaled $3,642, $(985) and $7,932 in 2014, 2013 and 2012, respectively, and are expected to approximate $4,000 in 2015. Contributions to our pension and other postretirement plans approximated $2,500 in 2014, $7,400 in 2013 (of which $5,000 were voluntary contributions) and $2,500 in 2012. As a result of voluntary contributions and relief provided by Moving Ahead for Progress in the 21st Century (“MAP-21”) and subsequently the Highway and Transportation Funding Act of 2014 (“HAFTA”), which reduces funding requirements for single-employer defined benefit plans, no minimum contributions are required for 2015. Additional voluntary contributions may be made however. Net cash flows provided by operating activities for 2014 were affected by higher accounts receivable attributable to mix, slower payments by customers and longer payment terms granted to customers. By comparison, net cash flows provided by operating activities for 2013 benefited from a reduction in inventory when compared to 2012.

Net cash flows used in investing activities were $13,219, $11,926 and $9,369 in 2014, 2013 and 2012, respectively, the majority of which represents capital expenditures for our Forged and Cast Engineered Products group. In 2010, UES-UK was awarded a government grant with a portion of the proceeds received in 2012. As of December 31, 2014, anticipated future capital expenditures approximate $6,288, the majority of which will be spent in 2015.

Net cash outflows from financing activities represent primarily the payment of dividends of $0.72 per common share. Additionally, stock options were exercised resulting in proceeds from the issuance of common stock and excess tax benefits.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $812 in 2014 and ended the year at $97,098 (of which $9,479 is held by foreign operations) in comparison to $97,910 and $78,889 at December 31, 2013 and 2012, respectively. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of foreign funds is currently deemed to be permanently reinvested and no additional provision for income tax has been made. Funds on hand and funds generated from future operations are expected to be sufficient to finance our operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses. The total available at December 31, 2014 was approximately $9,200 (including £3,000 in the United Kingdom and €400 in Belgium).

We had the following contractual obligations outstanding as of December 31, 2014:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bonds(1)	$13,311	$0	$0	$0	$13,311	$0
Operating Lease Obligations	1,400	823	471	106	0	0
Capital Expenditures	6,288	6,288	0	0	0	0
Pension and Other Postretirement Benefit Obligations(2)	49,673	2,619	7,686	20,046	19,322	0
Purchase Obligations(3)	4,375	2,828	1,547	0	0	0
Unrecognized Tax Benefits(4)	52	0	0	0	0	52
Total	$75,099	$12,558	$9,704	$20,152	$32,633	$52

(1)	Represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates. See Note 7 to Consolidated Financial Statements. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. With respect to the U.K. defined benefit plan, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period.

(3)	Represents primarily commitments by one of our Forged and Cast Engineered Products subsidiaries for the purchase of natural gas through 2017 covering approximately 32% of anticipated needs. See Note 11 to Consolidated Financial Statements.

(4)	Represents uncertain tax positions. Amount included as “Other” represents portion for which the period of cash settlement cannot be reasonably estimated. See Note 13 to Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $325 accrued at December 31, 2014 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

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

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2015 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of the increase. Product pricing for the Forged and Cast Engineered Products segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Additionally, long-term labor agreements exist at each of the key locations. Although certain of these agreements expire in 2015, we, as is consistent with past practice, will negotiate with the intent to secure mutually beneficial arrangements covering multiple years (see Note 8 to Consolidated Financial Statements). Finally, commitments have been executed for natural gas usage and certain commodities (copper and aluminum) to cover a portion of orders in the backlog (see Note 11 to Consolidated Financial Statements).

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

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from our actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, longevity, rates of increases in compensation, employee turnover and discount rates.

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 5.40% for our foreign plan to be reasonable. Actual returns on plan assets for 2014 and 2013, respectively, approximated 6.93% and 19.22% for our domestic plan and 12.40% and 12.42% for our foreign plan.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 4.10% for our domestic plan, 4.00% for our other postretirement benefits plan and 3.50% for our foreign plan as of December 31, 2014 to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,900. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $10,000. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations. The actual decrease in the discount rates at December 31, 2014 from December 31, 2013 (from 5.00% to 4.10% for our domestic plans, 5.00% to 4.00% for our other postretirement benefits plan and 4.50% to 3.50% for our foreign plan) increased projected and accumulated benefit obligations and reduced the funded status of the plans by approximately $39,000 as of December 31, 2014. In addition, longevity assumptions used to estimate the life expectancy of plan participants over which plan benefits will be received were revised in the current year. Based on actuarial studies, life expectancies are longer than previously estimated which had the effect of increasing projected and accumulated benefit obligations and reducing the funded status of the plans by approximately $9,000 as of December 31, 2014. See Note 7 to Consolidated Financial Statements.

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

We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2014.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain companies which now operate as divisions of Air & Liquid Systems. To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hired a nationally-recognized asbestos-liability expert and insurance consultant. Based on their analyses, reserves for probable and reasonably estimable costs of Asbestos Liabilities including defense costs and receivables for the insurance recoveries that are deemed probable have been established. These amounts relied on assumptions which were based on currently known facts and strategy.

In 2014, we undertook another review of our Asbestos Liability claims, defense costs and the likelihood for insurance recoveries. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect our Asbestos Liability and ability to recover under our insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results.

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

Accounting for income taxes includes our evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net (loss) income. Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in a credit to net (loss) income. As of December 31, 2014, we have deferred income tax assets approximating $61,231 and a valuation allowance of $3,254.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2014, based on information known to date, we believe the amount of unrecognized tax benefits of $52 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

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

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires, under certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred income tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective on January 1, 2014 but did not affect our balance sheet, operating results or liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective January 1, 2017. We are currently evaluating the impact that the guidance will have on our financial position, operating results and liquidity.

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

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferroalloys) would have impacted 2014 and 2013 by approximately $7,500 and $8,500, respectively. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of our Forged and Cast Engineered Products segment which helps to protect us against the volatility in the cost of certain raw materials.

See also Note 11 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2014	2013
Assets

Current assets:

Cash and cash equivalents	$97,098	$97,910

Receivables, less allowance for doubtful accounts of $1,374 in 2014 and $551 in 2013	54,863	50,279

Inventories	54,713	64,129

Insurance receivable – asbestos	17,000	24,500

Other current assets	8,582	9,968

Total current assets	232,256	246,786

Property, plant and equipment, net	149,839	151,288

Insurance receivable – asbestos	123,651	86,241

Deferred income tax assets	20,055	6,832

Investments in joint ventures	3,914	5,010

Other noncurrent assets	6,694	6,516

	$536,409	$502,673
Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$16,721	$15,768

Accrued payrolls and employee benefits	8,250	8,875

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	21,000	27,000

Other current liabilities	22,208	21,720

Total current liabilities	81,490	86,674

Employee benefit obligations	81,216	49,146

Asbestos liability	168,048	131,293

Other noncurrent liabilities	507	565

Total liabilities	331,261	267,678
Commitments and contingent liabilities (Note 8)

Shareholders’ equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,426 shares in 2014 and 10,373 shares in 2013	10,426	10,373

Additional paid-in capital	127,526	125,852

Retained earnings	135,949	144,635

Accumulated other comprehensive loss	(68,753)	(45,865)

Total shareholders’ equity	205,148	234,995

	$536,409	$502,673

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2014	2013	2012

Net sales	$272,858	$281,050	$292,905

Operating costs and expenses:

Costs of products sold (excluding depreciation)	218,597	217,342	225,906

Selling and administrative	37,380	39,682	40,530

Depreciation	11,818	11,342	10,661

Charge (credit) for asbestos litigation	4,487	(16,340)	(540)

Loss on disposition of assets	496	57	56

	272,778	252,083	276,613

Income from operations	80	28,967	16,292
Other income (expense):

Investment-related income	171	89	63

Interest expense	(236)	(245)	(246)

Other – net	(907)	(1,631)	(942)

	(972)	(1,787)	(1,125)
(Loss) income before income taxes and equity losses in Chinese joint venture	(892)	27,180	15,167

Income tax benefit (provision)	766	(5,813)	(5,218)

Equity losses in Chinese joint venture (including an impairment charge of $6,407 in 2013)	(1,061)	(8,930)	(1,594)

Net (loss) income	$(1,187)	$12,437	$8,355
Net (loss) income per common share:

Basic	$(0.11)	$1.20	$0.81

Diluted	(0.11)	1.20	0.80

Weighted average number of common shares outstanding:

Basic	10,405	10,358	10,338

Diluted	10,405	10,406	10,390

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
(in thousands)	2014	2013	2012

Net (loss) income	$(1,187)	$12,437	$8,355

Other comprehensive income (loss), net of income tax where applicable:

Adjustments for changes in:

Foreign exchange translation	(4,703)	1,820	3,193

Unrecognized employee benefit costs (including effects of foreign currency translation)	(21,392)	28,678	(10,520)

Unrealized holding gains on marketable securities	88	431	149

Fair value of cash flow hedges	(323)	(251)	102

Reclassification adjustments for items included in net income:

Amortization of unrecognized employee benefit costs	3,458	5,643	3,962

Realized gains from sale of marketable securities	(111)	(57)	(78)

Realized (gains) losses from settlement of cash flow hedges	95	246	107

Other comprehensive (loss) income	(22,888)	36,510	(3,085)

Comprehensive (loss) income	$(24,075)	$48,947	$5,270

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2012	$10,326	$123,088	$138,748	$ (79,290)	$192,872

Stock-based compensation		1,058			1,058

Comprehensive income:

Net income			8,355		8,355

Other comprehensive loss				(3,085)	(3,085)

Comprehensive income					5,270

Issuance of common stock including excess tax benefits of $16	20	318			338

Cash dividends ($0.72 per share)			(7,445)		(7,445)
Balance, December 31, 2012	10,346	124,464	139,658	(82,375)	192,093

Stock-based compensation		996			996

Comprehensive income:

Net income			12,437		12,437

Other comprehensive income				36,510	36,510

Comprehensive income					48,947

Issuance of common stock including excess tax benefits of $5	27	392			419

Cash dividends ($0.72 per share)			(7,460)		(7,460)
Balance December 31, 2013	10,373	125,852	144,635	(45,865)	234,995

Stock-based compensation		835			835

Comprehensive loss:

Net loss			(1,187)		(1,187)

Other comprehensive loss				(22,888)	(22,888)

Comprehensive loss					(24,075)

Issuance of common stock including excess tax benefits of $60	53	839			892

Cash dividends ($0.72 per share)			(7,499)		(7,499)

Balance December 31, 2014	$10,426	$127,526	$135,949	$ (68,753)	$205,148

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,187)	$12,437	$8,355
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	11,818	11,342	10,661
Charge (credit) for asbestos litigation	4,487	(16,340)	(540)
Deferred income tax provision	(4,556)	111	2,545
Pension and other post retirement expense in excess of contributions	5,248	6,491	10,074
Stock-based compensation	1,102	1,196	1,258
Equity losses in Chinese joint venture (including an impairment charge of $6,407 in 2013)	1,061	8,930	1,594
Provisions for bad debts and inventories	2,343	155	346
Provision for warranties net of settlements	(36)	204	988
Excess tax benefits from the exercise of stock options	(60)	(5)	(16)
Loss on disposition of assets	496	57	56
Other – net	51	51	(69)
Changes in assets/liabilities:
Receivables	(6,863)	4,196	5,188
Inventories	7,125	7,060	(1,101)
Other assets, including insurance receivable – asbestos	18,161	28,179	10,507
Accounts payable	1,588	(183)	(3,894)
Accrued payrolls and employee benefits	(938)	(2,045)	(1,209)
Other liabilities, including asbestos liability	(19,865)	(24,062)	(19,299)
Net cash flows provided by operating activities	19,975	37,774	25,444
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,309)	(11,805)	(9,668)
Purchases of long-term marketable securities	(843)	(921)	(770)
Proceeds from the sale of long-term marketable securities	748	782	694
Proceeds from government grant	0	0	373
Other	185	18	2
Net cash flows used in investing activities	(13,219)	(11,926)	(9,369)
Cash flows from financing activities:
Dividends paid	(7,489)	(7,455)	(7,442)
Proceeds from the issuance of common stock	581	214	123
Excess tax benefits from the exercise of stock options	60	5	16
Net cash flows used in financing activities	(6,848)	(7,236)	(7,303)
Effect of exchange rate changes on cash and cash equivalents	(720)	409	229
Net (decrease) increase in cash and cash equivalents	(812)	19,021	9,001
Cash and cash equivalents at beginning of year	97,910	78,889	69,888
Cash and cash equivalents at end of year	$97,098	$97,910	$78,889
Supplemental disclosures of cash flow information:
Income tax payments	$3,418	$2,905	$4,462
Interest payments	237	246	246
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$387	$884	$710

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation (the “Corporation”) operates in two business segments. The Forged and Cast Engineered Products segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products which are used in the gas and oil industry and the aluminum and plastic extrusion industries. Headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana, UES is one of the largest producers of forged hardened steel rolls in the world. UES-UK produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air and Liquid”), a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including fossil fuel and nuclear power generation, automotive, industrial process and HVAC. Buffalo Air Handling produces large custom-designed air handling systems for commercial, institutional and industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the marine defense, refrigeration and power generation industries. The segment has operations in Virginia and New York with headquarters in Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets, accounting for loss contingencies associated with claims and lawsuits, accounting for income taxes and estimating the fair value of stock options granted. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below. Certain amounts for the preceding periods have been reclassified for comparative purposes.

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

Employee Benefit Plans

Funded Status

If the fair value of the plan assets exceeds the projected benefit obligation, the over-funded projected benefit obligation is recognized as an asset (prepaid pensions) on the consolidated balance sheet. Conversely, if the projected benefit obligation exceeds the fair value of the plan assets, the under-funded projected benefit obligation is recognized as a liability (employee benefit obligations) on the consolidated balance sheet. Gains and losses arising from the difference between actuarial assumptions and actual experience and unamortized prior service costs are recorded as a separate component of accumulated other comprehensive loss and presented net of income tax.

Net Periodic Pension and Other Postretirement Costs

Net periodic pension and other postretirement costs includes service cost, interest cost, expected rate of return on the market-related value of plan assets, amortization of prior service costs and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plan. When the actuarial gains or losses are less than 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. The market-related value of plan assets is determined using a five-year moving average which recognizes 20% of unrealized gains and losses each year.

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

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net income (loss) or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net income (loss) upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. Unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans are included in net income (loss) either over the average remaining service period of employees expected to receive benefits under the plans or indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. Unrealized holding gains and losses on securities are included in net income (loss) when the underlying security is sold. Changes in the fair value of derivatives are included in net income (loss) when the projected sale occurs or, if a foreign currency purchase contract, over the estimated useful life of the underlying asset.

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

Derivative Instruments

Derivative instruments which include forward exchange (for foreign currency sales and purchases) and futures contracts are recorded on the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately.

Upon occurrence of the anticipated sale, the foreign currency sales contract designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive loss is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). Upon occurrence of the anticipated purchase, the foreign currency purchase contract is settled and the change in fair value deferred in accumulated other comprehensive loss is reclassified to earnings (depreciation expense) over the life of the underlying assets. Upon settlement of a futures contract, the change in fair value deferred in accumulated other comprehensive loss is reclassified to earnings

(costs of products sold, excluding depreciation) when the corresponding inventory is sold and revenue is recognized. To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). Cash flows associated with the derivative instruments are recorded as a component of operating activities on the consolidated statement of cash flows.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock options, calculated using the treasury stock method. The computation of diluted earnings per share would not assume the exercise of outstanding stock options if the effect on earnings per common share would be antidilutive. Similarly, the computation of diluted earnings per share would not assume the exercise of outstanding stock options if the Corporation incurred a net loss since the effect on earnings per common share would be antidilutive. The weighted average number of common shares outstanding assuming exercise of dilutive stock options was 10,404,744 for 2014, 10,406,478 for 2013 and 10,389,678 for 2012. Weighted-average outstanding stock options excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 1,242,545 for 2014, 781,325 for 2013 and 671,977 for 2012.

Recently Implemented Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires, under certain circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred income tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance became effective January 1, 2014 but did not affect the balance sheet, operating results or liquidity of the Corporation.

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

Losses of the joint venture approximated $(2,165), $(4,203) and $(3,254) for the twelve month period ended September 30, 2014, 2013 and 2012, respectively, of which the Corporation has recognized its share (49%) in its consolidated statements of operations. The joint venture has been adversely impacted by the global economy, with significantly depressed pricing, reduced demand and excess roll inventories of its potential customer base in China - all hindering profitability. Losses have been incurred since 2009, in which we have recognized our share (49%) in our consolidated statements of operations, and are expected to continue in 2015. Additionally, the overall financial strength of the joint venture continues to deteriorate with a greater reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. In the fourth quarter of 2013, the Corporation, with the help of outside consultants and appraisers, concluded that the estimated fair value of its investment was less than its carrying amount and that the decline was “other than temporary.” Accordingly, the Corporation recognized an impairment charge of $6,407 reducing the carrying amount of its investment to $3,670. The carrying amount of the investment at December 31, 2014 is $2,574. The Corporation will continue to monitor the carrying value of the investment to determine if additional impairment charges are necessary.

Assets, liabilities and shareholders’ equity of the joint venture as of September 30, 2014 and 2013 are summarized below. The differences between the carrying amount of the investment and the value of the underlying equity in the net assets of the joint venture relates primarily to the impairment charge recognized in 2013 and elimination of 49% of the profit (“intercompany profit”) on the sale of technology from UES to the joint venture in earlier years which will be recognized when realized outside of the controlled group.

	2014	2013
Assets:
Current assets (includes receivables from related parties of $524 and $636, respectively)	$10,743	$9,431
Noncurrent assets	32,948	36,840
	$43,691	$46,271
Liabilities and Shareholders’ Equity:
Current liabilities (include liabilities to related parties of $22,039 and $19,278, respectively)	$22,156	$22,498
Shareholders’ equity	21,535	23,773
	$43,691	$46,271

The Corporation also has a 25% investment in a Chinese cast roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2014, 2013 or 2012.

NOTE 3 – INVENTORIES:

	2014	2013
Raw materials	$15,076	$17,411
Work-in-progress	20,544	29,322
Finished goods	8,201	5,894
Supplies	10,892	11,502
	$54,713	$64,129

At December 31, 2014 and 2013, approximately 52% and 56%, respectively, of the inventories was valued using the LIFO method. The LIFO reserve approximated $(23,299) and $(26,404) at December 31, 2014 and 2013, respectively. During each of the years, inventory quantities decreased resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $2,196, $1,803 and $277 for 2014, 2013 and 2012, respectively, which reduced net loss by approximately $1,427 or $0.14 per common share for 2014 and increased net income by approximately $1,172 or $0.11 per common share for 2013 and $180 or $0.02 per common share for 2012.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:
	2014	2013
Land and land improvements	$5,209	$5,122
Buildings	44,610	44,116
Machinery and equipment	259,406	250,936
Construction-in-process	2,374	5,315
Other	8,716	8,711
	320,315	314,200
Accumulated depreciation	(170,476)	(162,912)
	$149,839	$151,288

Land and buildings of UES-UK equal to approximately $3,150 (£2,022) at December 31, 2014 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 7).

NOTE 5 – OTHER CURRENT LIABILITIES:
	2014	2013
Customer-related liabilities	$11,539	$10,610
Income taxes payable	1,717	1,063
Accrued sales commissions	1,623	1,648
Other	7,329	8,399
	$22,208	$21,720

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the year ended December 31:

	2014	2013	2012
Balance at the beginning of the year	$6,899	$6,625	$5,498
Satisfaction of warranty claims	(2,335)	(1,908)	(2,411)
Provision for warranty claims	2,300	2,112	3,399
Other, primarily impact from changes in foreign currency exchange rates	(192)	70	139
Balance at the end of the year	$6,672	$6,899	$6,625

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $9,200 (including £3,000 in the United Kingdom and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2014 and 2013.

As of December 31, 2014, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.10% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.15% during the current year and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.12% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2014.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with the Corporation’s bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the “Facility”). The Facility expires on August 1, 2016 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2014 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Generally, benefits are based on years of service multiplied by either a fixed amount or a percentage of compensation. During 2014, the plan was amended to permit lump sum distributions to participants, deferred vested participants and deferred beneficiaries with a lump sum value under a prescribed threshold which resulted in lump sum payments totaling $9,304. The defined benefit pension plan is covered by the Employee Retirement Income Security Act of 1974 (“ERISA”); accordingly, the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required for any of the three years, voluntary contributions of $5,000 were made in 2013. Additionally, due to voluntary contributions and relief provided by Moving Ahead for Progress in the 21st Century (“MAP-21”) and, subsequently, the Highway and Transportation Funding Act of 2014

(“HAFTA”), which reduces funding requirements for single-employer defined benefit plans, no minimum contributions are required for 2015; however, voluntary contributions may be made. Estimated benefit payments for subsequent years are $9,019 for 2015, $9,413 for 2016, $9,885 for 2017, $10,264 for 2018, 10,640 for 2019 and $58,457 for 2020 – 2024. The fair value of the plan’s assets as of December 31, 2014 and 2013 approximated $157,048 and $164,085, respectively, in comparison to accumulated benefit obligations of $186,870 and $167,723 for the same periods.

Employees of UES-UK participate in a defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions at £1,123 annually through October 2021, based on U.K. regulations, necessary to eliminate the funding deficit of the plan with such estimates subject to change based on the future investment performance of the plan’s assets. The U.S. dollar equivalent of employer contributions to the defined benefit pension plan approximated $1,849, $1,764 and $1,786 in 2014, 2013 and 2012, respectively, and are expected to approximate $1,750 in 2015. The fair value of the plan’s assets as of December 31, 2014 and 2013 approximated $50,533 (£32,437) and $48,536 (£29,315), respectively, in comparison to accumulated benefit obligations of $70,523 (£45,268) and $60,830 (£36,740) for the same periods. Estimated benefit payments for subsequent years are $1,622 for 2015, $1,529 for 2016, $2,144 for 2017, $1,638 for 2018, $2,661 for 2019 and $14,407 for 2020 – 2024. Contributions to the defined contribution pension plan approximated $407, $316 and $311 in 2014, 2013 and 2012, respectively, and are expected to approximate $412 in 2015.

The Corporation also maintains nonqualified defined benefit pension plans for selected executives in addition to the benefits provided under the Corporation’s qualified defined benefit pension plan. The objectives of the nonqualified plans are to provide supplemental retirement benefits or restore benefits lost due to limitations set by the Internal Revenue Service. The assets of the nonqualified plans are held in a grantor tax trust known as a “Rabbi” trust and are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plans. No contributions were made to the trust in 2012 – 2014 and none are expected in 2015. The fair market value of the trust at December 31, 2014 and 2013, which is included in other noncurrent assets, was $4,280 and $4,092, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $4,294 and $2,794 at December 31, 2014 and 2013, respectively. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $74 for 2015, $95 for 2016, $119 for 2017, $418 for 2018, $425 for 2019 and $2,212 for 2020 – 2024.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund, in lieu of the Corporation’s defined benefit pension plan. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2013 plan year) provided by I.A.M. National Pension Fund indicates:

•	More than 1,750 employer locations contribute to the plan
•	Approximately 275,000 employees participate in the plan
•	Assets of nearly $10.5 billion and a funded status in excess of 100%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan equaled $233, $230 and $241 in 2014, 2013 and 2012, respectively, and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $267 in 2015.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary. The plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. During the year, the plan was modified. Effective January 1, 2015, existing coverage for the bargaining groups will be replaced with monthly reimbursements. The plan change resulted in a remeasurement of the plan liability as of May 1, 2014, reducing the liability by approximately $8,914. Retiree life insurance continues to be provided to substantially all retirees. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $795 for 2015, $785 for 2016, $788 for 2017, $801 for 2018, $802 for 2019, and $4,402 for 2020 – 2024.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Change in projected benefit obligations:
Projected benefit obligations at January 1	$181,606	$197,057	$60,830	$59,210	$20,129	$22,806
Service cost	3,683	4,424	0	0	505	943
Interest cost	8,762	8,070	2,695	2,551	688	926
Plan amendments	163	681	0	0	(8,914)	0
Plan settlements	(9,304)	0	0	0	0	0
Foreign currency exchange rate changes	0	0	(4,351)	1,154	0	0
Actuarial loss (gain)	29,023	(20,806)	13,993	(823)	1,920	(3,949)
Participant contributions	0	0	0	0	386	423
Benefits paid from plan assets	(8,494)	(7,812)	(2,644)	(1,262)	0	0
Benefits paid by the Corporation	(40)	(8)	0	0	(975)	(1,020)
Projected benefit obligations at December 31	$205,399	$181,606	$70,523	$60,830	$13,739	$20,129
Change in plan assets:
Fair value of plan assets at January 1	$164,085	$140,218	$48,536	$41,875	$0	$0
Actual return on plan assets	10,761	26,679	5,936	5,061	0	0
Foreign currency exchange rate changes	0	0	(3,144)	1,098	0	0
Corporate contributions	40	5,008	1,849	1,764	589	597
Participant contributions	0	0	0	0	386	423
Plan settlements	(9,304)	0	0	0	0	0
Gross benefits paid	(8,534)	(7,820)	(2,644)	(1,262)	(975)	(1,020)
Fair value of plan assets at December 31	$157,048	$164,085	$50,533	$48,536	$0	$0
Funded status of the plans:
Fair value of plan assets	$157,048	$164,085	$50,533	$48,536	$0	$0
Less benefit obligations	205,399	181,606	70,523	60,830	13,739	20,129
Funded status at December 31	$(48,351)	$(17,521)	$(19,990)	$(12,294)	$(13,739)	$(20,129)

(a) Includes the nonqualified defined benefit pension plans.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits(a)	$(73)	$(51)	$0	$0	$(791)	$(752)
Employee benefit obligations(b)	(48,278)	(17,470)	(19,990)	(12,294)	(12,948)	(19,377)
	$(48,351)	$(17,521)	$(19,990)	$(12,294)	$(13,739)	$(20,129)
Accumulated other comprehensive loss:(c)
Net actuarial loss	$64,387	$39,562	$32,989	$24,386	$4,029	$2,213
Prior service cost	1,464	2,154	0	0	(8,331)	142
	$65,851	$41,716	$32,989	$24,386	$(4,302)	$2,355

(a) Recorded as a current liability in the consolidated balance sheet.
(b) Recorded as a noncurrent liability in the consolidated balance sheet.
(c) Amounts are pre-tax.

Amounts included in accumulated other comprehensive loss as of December 31, 2014 expected to be recognized in net periodic pension and other postretirement costs in 2015 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$ 5,591	$911	$ 233
Prior service cost	551	0	(672)
	$ 6,142	$911	$ (439)

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

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2014	2014	2013	Dec. 31, 2014	2014	2013
Equity Securities	65%	64%	65%	44%	44%	46%
Fixed-Income Securities	15%	18%	19%	35%	35%	31%
Alternative Investments	15%	16%	15%	21%	21%	23%
Other (primarily cash and cash equivalents)	5%	2%	1%	0%	0%	0%

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

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a high level of current income while maintaining stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stock of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Various Growth and Value Funds – Domestic	Invests primarily in common stocks and other equity securities or in common collective funds which invest in common stocks and other equity securities, generally traded on a major U.S. exchange.	Exceed the return of the applicable Russell or S&P Index over a market cycle.
Various Growth and Value Funds – International	Invests primarily in common stocks and other equity securities or in common collective funds which invest in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	For the U.S. Plan – to exceed the return of the corresponding Morgan Stanley Index over a market cycle. For the U.K. Plan – to outperform the applicable FTSE index over a market cycle.
Return Funds	Invests primarily in a diversified portfolio of fixed-income securities of varying maturities or in commingled funds which invest in a diversified portfolio of fixed-income securities of varying maturities.

For the U.S. Plan – to outperform either the Barclays Capital U.S. Aggregate Index or US Corporate High Yield Index, as applicable, over a prescribed period.

For the U.K Plan – to outperform the applicable FTSE index over a prescribed period.

Alternative Investments – Managed Funds	Invests in equities and equity-like asset classes and strategies, (such as public equities, venture capital, private equity, real estate, natural resources and hedged strategies) and fixed-income securities.	Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments – Hedge and Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. Pension Benefit Plan’s assets as of December 31, 2014 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,684	$0	$0	$1,684
Chemicals	2,424	0	0	2,424
Commercial property	1,012	0	0	1,012
Commercial services	1,210	0	0	1,210
Common collective trust funds	0	34,871	0	34,871
Electronics	1,050	0	0	1,050
Engineering & construction	778	0	0	778
Food processing	3,423	0	0	3,423
Health care	1,345	0	0	1,345
Limited partnerships – public equity	6,482	0	0	6,482
Manufacturing	2,224	0	0	2,224
Oil & gas	2,503	0	0	2,503
Retail	935	0	0	935
Technology	2,022	0	0	2,022
Transportation	926	0	0	926
Wholesale distribution	927	0	0	927
Other (represents 10 business sectors)	5,681	0	0	5,681
International
Bank & financial services	1,790	0	0	1,790
Common collective trust funds	0	6,364	0	6,364
Engineering & construction	600	0	0	600
Oil & gas	1,422	0	0	1,422
Real estate	1,321	0	0	1,321
Technology	965	0	0	965
Other (represents 9 business sectors)	3,106	0	0	3,106
Total Equity Securities	43,830	41,235	0	85,065
Fixed-Income Securities:
Commingled funds	0	16,533	0	16,533
Preferred (represents 5 business sectors)	7,242	0	0	7,242
Other (represents 6 business sectors)	0	2,035	0	2,035
Total Fixed-Income Securities	7,242	18,568	0	25,810
Alternative Investments:
Managed funds (a)	0	0	33,602	33,602
Hedge and absolute return funds	0	0	8,592	8,592
Total Alternative Investments	0	0	42,194	42,194
Other (primarily cash and cash equivalents):
Mutual funds	237	0	0	237
Commingled funds	0	1,081	0	1,081
Other (b)	2,661	0	0	2,661
Total Other	2,898	1,081	0	3,979
	$53,970	$60,884	$42,194	$157,048

(a)	Includes approximately 43% in equity and equity-like asset securities, 50% in alternative investments (real assets, commodities and resources, absolute return funds) and 7% in fixed income securities and cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the U.S. Pension Benefit Plan’s assets as of December 31, 2013 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,751	$0	$0	$1,751
Chemicals	2,203	0	0	2,203
Commercial property	1,747	0	0	1,747
Commercial services	1,052	0	0	1,052
Common collective trust funds	0	37,495	0	37,495
Electronics	1,371	0	0	1,371
Engineering & construction	1,096	0	0	1,096
Food processing	3,339	0	0	3,339
Health care	1,216	0	0	1,216
Limited partnerships – public equity	9,125	0	0	9,125
Manufacturing	2,653	0	0	2,653
Oil & gas	2,342	0	0	2,342
Retail	1,006	0	0	1,006
Technology	1,855	0	0	1,855
Other (represents 10 business sectors)	6,300	0	0	6,300
International
Bank & financial services	1,808	0	0	1,808
Common collective trust funds	0	7,024	0	7,024
Engineering & construction	1,187	0	0	1,187
Oil & gas	1,969	0	0	1,969
Real estate	1,440	0	0	1,440
Technology	1,366	0	0	1,366
Other (represents 9 business sectors)	3,756	0	0	3,756
Total Equity Securities	48,582	44,519	0	93,101
Fixed-Income Securities:
Commingled funds	0	17,159	0	17,159
Preferred (represents 4 business sectors)	5,851	0	0	5,851
Other (represents 7 business sectors)	0	3,849	0	3,849
Total Fixed-Income Securities	5,851	21,008	0	26,859
Alternative Investments:
Managed funds (a)	0	0	32,433	32,433
Hedge and absolute return funds	0	0	8,389	8,389
Total Alternative Investments	0	0	40,822	40,822
Other (primarily cash and cash equivalents):
Mutual funds	64	0	0	64
Commingled funds	0	1,065	0	1,065
Other (b)	2,174	0	0	2,174
Total Other	2,238	1,065	0	3,303
	$56,671	$66,592	$40,822	$164,085

(a)	Includes approximately 43% in equity and equity-like asset securities, 50% in alternative investments (real assets, commodities and resources, absolute return funds) and 7% in fixed income securities and cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2014 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$0	$3,848	$0	$3,848
Commingled Funds (International)	0	18,449	0	18,449
Total Equity Securities	0	22,297	0	22,297
Fixed-Income Securities:
Commingled Funds (U.K.)	0	17,366	0	17,366
Alternative Investments:
Hedge and Absolute Return Funds	0	0	10,799	10,799
Cash and cash equivalents	71	0	0	71
	$71	$39,663	$10,799	$50,533

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2013 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$0	$4,043	$0	$4,043
Commingled Funds (International)	0	18,086	0	18,086
Total Equity Securities	0	22,129	0	22,129
Fixed-Income Securities:
Commingled Funds (U.K.)	0	15,211	0	15,211
Alternative Investments:
Hedge and Absolute Return Funds	0	0	11,041	11,041
Cash and cash equivalents	155	0	0	155
	$155	$37,340	$11,041	$48,536

During 2014, the Corporation determined that certain Foreign Pension Benefit Plan assets as of December 31, 2013 previously presented in the Level 1 category should have been presented in the Level 2 category based on the inputs used to value the securities. Accordingly, the 2013 presentation of asset categories has been revised in the table above. The revision had no impact on the Corporation’s consolidated balance sheet, statement of operations or statement of cash flows.

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2014.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2014	$8,389	$32,433	$11,041
Withdrawals	(200)	(2,550)	(181)
Realized gains	66	821	0
Change in net unrealized gains	337	2,898	615
Other, primarily impact from changes in foreign currency exchange rates	0	0	(676)
Fair value as of December 31, 2014	$8,592	$33,602	$10,799

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2013.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2013	$6,490	$30,064	$9,031
Acquisitions	2,225	0	1,100
Withdrawals	(1,320)	(2,070)	0
Realized gains	563	451	0
Change in net unrealized gains	431	3,988	644
Other, primarily impact from changes in foreign currency exchange rates	0	0	266
Fair value as of December 31, 2013	$8,389	$32,433	$11,041

Net Periodic Pension and Other Postretirement Benefit Costs

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension costs, the expected long-term rate of return on the market-related value of plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses and are recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet. When these gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement costs over the average remaining service period of employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are included in net periodic pension and other postretirement costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation.

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$3,683	$4,424	$3,943	$0	$0	$0	$505	$943	$804
Interest cost	8,762	8,070	8,514	2,695	2,551	2,506	688	926	919
Expected return on plan assets	(10,747)	(9,368)	(9,556)	(3,157)	(2,485)	(2,101)	0	0	0
Amortization of prior service cost	854	640	668	0	0	0	(441)	85	85
Amortization of actuarial loss	4,183	7,146	6,087	599	687	598	104	241	71
Net cost	$6,735	$10,912	$9,656	$137	$753	$1,003	$856	$2,195	$1,879

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

The discount rates and weighted-average wage increases used to determine the benefit obligations as of December 31, 2014 and 2013 are summarized below. The change in discounts rates increased plan benefit obligations and reduced the funded status of the plans by approximately $39,000 as of December 31, 2014 in comparison to December 31, 2013. In addition, longevity assumptions used to estimate the life expectancy of plan participants over which plan benefits will be received were revised during the year. Based on actuarial studies, life expectancies are longer than previously estimated which had the effect of increasing projected and accumulated benefit obligations and reducing the funded status of the plans by approximately $9,000 as of December 31, 2014 in comparison to December 31, 2013.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.10%	5.00%	3.50%	4.50%	4.00%	5.00%
Wage increases	4.00%	4.00%	n/a	n/a	n/a	n/a

In addition, the assumed health care cost trend rate at December 31, 2014 for other postretirement benefits is 6% for 2015 gradually decreasing to 4.75% in 2018. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would change the postretirement benefit obligation at December 31, 2014 and the annual benefit expense for 2014 by approximately $40 and $100, respectively.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	5.00%	4.25%	5.00%	4.50%	4.50%	4.90%	5.00%	4.25%	5.00%
Expected long-term rate of return	8.00%	8.00%	8.00%	6.50%	6.09%	5.61%	n/a	n/a	n/a
Wages increases	4.00%	4.00%	4.00%	n/a	n/a	n/a	n/a	n/a	n/a

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2014 approximated $18,903, the majority of which serves as collateral for the IRBs.

In 2010, UES-UK was awarded a government grant of approximately $1,083 (£680) toward the purchase and installation of certain machinery and equipment – portions of which were received through 2012. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

Approximately 53% of the Corporation’s employees are covered by collective bargaining agreements. Of the six bargaining agreements, one of the agreements, representing approximately 18% of the covered employees, expired in 2012; however, employees continue to work under the expired agreement while negotiations proceed. The remaining agreements have expiration dates ranging from December 2015 to May 2018. Collective bargaining agreements expiring in 2015 (representing approximately 39% of covered employees) will be negotiated with the intent to secure mutually beneficial, long-term arrangements.

See Note 11 regarding derivative instruments.

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

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will fully vest as of the grant date. The number of shares of common stock issued to non-employee directors was 12,500 shares in 2014, 11,656 shares in 2013 and 11,320 shares in 2012.

The fair value of the options as of the dates of grant was calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2014	2013	2012
Options granted	176,000	173,750	164,500
Exercise price	$20.00	$17.16	$17.67
Assumptions:
Expected life in years	6	6	6
Risk-free interest rate	1.98%	1.26%	0.76%
Expected annual dividend yield	3.60%	4.20%	3.01%
Expected forfeiture rate	8.00%	5.00%	0%
Expected volatility	53.02%	52.68%	53.46%
Grant date fair value	$7.40	$5.82	$6.68
Resulting stock-based compensation expense	$1,199	$961	$1,099

Stock-based compensation expense, including expense for shares to be issued to non-employee directors, approximated $1,102, $1,196 and $1,258 for 2014, 2013 and 2012, respectively. The related income tax benefit recognized in the consolidated statements of operations was $386, $419 and $440 for the respective years. Unrecognized stock-based compensation expense equaled $1,375 at December 31, 2014 and is expected to be recognized over a weighted-average period of approximately 2 years.

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2014 is as follows:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2014	1,201,753	$24.85	6.5	$982
Granted	176,000	20.00
Exercised	(40,084)	14.50
Forfeited	(135,500)	26.87
Outstanding at December 31, 2014	1,202,169	$24.25	6.0	$778
Exercisable at December 31, 2014	914,752	$25.97	5.2	$778
Vested or expected to vest at December 31, 2014	1,197,365	$24.27	6.0	$778

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net change and ending balances for the various components of other comprehensive income (loss) and for accumulated other comprehensive loss as of and for the year ended December 31, 2012, 2013 and 2014 are summarized below.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Unrealized Holding Gains (Losses) on Securities	Derivatives	Accumulated Other Comprehensive Loss
Balance at January 1, 2012	$(4,736)	$(75,225)	$562	$109	$(79,290)
Net Change	3,193	(6,558)	71	209	(3,085)
Balance at December 31, 2012	(1,543)	(81,783)	633	318	(82,375)
Net Change	1,820	34,321	374	(5)	36,510
Balance at December 31, 2013	277	(47,462)	1,007	313	(45,865)
Net Change	(4,703)	(17,934)	(23)	(228)	(22,888)
Balance at December 31, 2014	$(4,426)	$(65,396)	$984	$85	$(68,753)

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for each of the years ended December 31. Amounts in parentheses represent credits to net income (loss).

	2014	2013	2012
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation)	$3,601	$5,691	$4,807
Selling and administrative	1,524	2,241	1,939
Other income (expense)	174	867	763
Total before income tax	5,299	8,799	7,509
Income tax provision	(1,841)	(3,156)	(3,547)
Net of income tax	$3,458	$5,643	$3,962
Realized gains on sale of marketable securities:
Selling and administrative	$(171)	$(87)	$(120)
Income tax provision	60	30	42
Net of income tax	$(111)	$(57)	$(78)
Realized gains/losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$33	$0	$(197)
Depreciation (foreign currency purchase contracts)	(27)	(27)	(27)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	146	419	398
Total before income tax	152	392	174
Income tax provision	(57)	(146)	(67)
Net of income tax	$95	$246	$107

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for each of the years ended December 31 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	2014	2013	2012
Income tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$10,265	$(15,890)	$5,256
Unrealized holding gains on marketable securities	(47)	(232)	(80)
Fair value of cash flow hedges	206	149	(61)
Income tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(1,841)	(3,156)	(3,547)
Realized gains from sale of marketable securities	60	30	42
Realized gains/losses from settlement of cash flow hedges	(57)	(146)	(67)

NOTE 11 – DERIVATIVE INSTRUMENTS:

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2014, approximately $16,126 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through April 2016. The fair value of assets held as collateral for the fair value contracts as of December 31, 2014 approximated $800.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2014, approximately 57% or $2,700 of anticipated copper purchases over the next nine months and 38% or $500 of anticipated aluminum purchases over the next six months are hedged.

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

At December 31, 2014, the Corporation has purchase commitments covering 32% or $2,691 of anticipated natural gas usage through 2017 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $2,190, $2,694 and $4,314 for 2014, 2013 and 2012, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

The following summarizes location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of December 31:

	Location	2014	2013
Cash flow hedge contracts	Other current liabilities	$6	$0
Fair value hedge contracts	Other current assets	217	426
	Other noncurrent assets	15	17
	Other current liabilities	399	0
	Other noncurrent liabilities	5	0
Fair value hedged item	Accounts receivable	69	(36)
	Other current assets	327	0
	Other noncurrent assets	4	0
	Other current liabilities	218	488
	Other noncurrent liabilities	35	40

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. Amounts recognized as and reclassified from accumulated other comprehensive loss are recorded as a component of other comprehensive income (loss) and are summarized below. All amounts are after-tax.

For the Year Ended December 31, 2014	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Year
Foreign currency sales contracts—cash flow hedges	$0	$(21)	$(21)	$0
Foreign currency purchase contracts	275	0	17	258
Future contracts – copper and aluminum	38	(302)	(91)	(173)
	$313	$(323)	$(95)	$85

For the Year Ended December 31, 2013
Foreign currency sales contracts—cash flow hedges	$0	$0	$0	$0
Foreign currency purchase contracts	292	0	17	275
Future contracts – copper and aluminum	26	(251)	(263)	38
	$318	$(251)	$(246)	$313

For the Year Ended December 31, 2012
Foreign currency sales contracts—cash flow hedges	$114	$10	$124	$0
Foreign currency purchase contracts	309	0	17	292
Future contracts – copper and aluminum	(314)	92	(248)	26
	$109	$102	$(107)	$318

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Year Ended December 31,
	of Operations	12 Months	2014	2013	2012
Foreign currency sales contracts—cash flow hedges	Net sales	$0	$(33)	$0	$197
Foreign currency purchase contracts	Depreciation	27	27	27	27
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(290)	(146)	(419)	(398)

(Losses) gains on foreign exchange transactions included in other income (expense) approximated $(488), $(227) and $107 for 2014, 2013 and 2012, respectively.

NOTE 12 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31:

2014	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$4,280	$0	$0	$4,280
Foreign currency exchange contracts
Other current assets	0	544	0	544
Other noncurrent assets	0	19	0	19
Other current liabilities	0	623	0	623
Other noncurrent liabilities	0	40	0	40
2013
Investments
Other noncurrent assets	$4,092	$0	$0	$4,092
Foreign currency exchange contracts
Other current assets	0	426	0	426
Other noncurrent assets	0	17	0	17
Other current liabilities	0	488	0	488
Other noncurrent liabilities	0	40	0	40

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

NOTE 13 – INCOME TAXES:

(Loss) income before income taxes and equity losses in Chinese joint venture is comprised of the following:

	2014	2013	2012
Domestic	$(1,182)	$25,269	$14,754
Foreign	290	1,911	413
	$(892)	$27,180	$15,167

At December 31, 2014, the Corporation has state net operating loss carryforwards of $20,392, which begin to expire in 2018, foreign net operating loss carryforwards of $18 which begin to expire in 2026 and capital loss carryforwards of $940 which do not expire.

The income tax provision consisted of the following:

	2014	2013	2012
Current:
Federal	$3,458	$5,535	$2,550
State	210	139	184
Foreign	122	28	(61)
	3,790	5,702	2,673
Deferred:
Federal	(4,678)	(488)	2,142
State	54	133	360
Foreign	101	622	175
Reversal of valuation allowance	(33)	(156)	(132)
	(4,556)	111	2,545
	$(766)	$5,813	$5,218

The income tax provision was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with state net operating loss carryforwards for each of the years.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2014	2013	2012
Computed at statutory rate	$(312)	$9,513	$5,309
Tax differential on non-U.S. earnings	128	(340)	(119)
State income taxes	(227)	741	619
Manufacturers deduction (I.R.C. Section 199)	(359)	(566)	(257)
Meals and entertainment	224	205	198
Tax credits	(12)	(145)	(64)
Chinese joint venture	(371)	(3,125)	(558)
Reversal of valuation allowance	(33)	(156)	(132)
Change in tax rates	301	(472)	(143)
Change in uncertain tax positions	(80)	(172)	87
Other – net	(25)	330	278
	$(766)	$5,813	$5,218

Deferred income tax assets and liabilities as of December 31, 2014 and 2013 are summarized below. The current portion of net deferred income tax assets is included in other current assets in the consolidated balance sheets. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the United States were remitted to the United States.

	2014	2013
Assets:
Employment – related liabilities	$10,726	$11,946
Pension liability – foreign	4,041	2,434
Pension liability – domestic	15,849	5,137
Liabilities related to discontinued operations	733	959
Capital loss carryforwards	253	273
Asbestos-related liability	18,252	18,172
Net operating loss – state	2,029	1,654
Inventory related	3,458	2,644
Impairment charge associated with investment in UES-MG	2,344	2,316
Other	3,546	3,939
Gross deferred income tax assets	61,231	49,474
Valuation allowance	(3,254)	(2,639)
	57,977	46,835
Liabilities:
Depreciation	(30,429)	(31,918)
Mark-to-market adjustment – derivatives	(23)	(73)
Other	(1,993)	(2,495)
Gross deferred income tax liabilities	(32,445)	(34,486)
Net deferred income tax assets	$25,532	$12,349

The following summarizes changes in unrecognized tax benefits for the year ended December 31:

	2014	2013	2012
Balance at the beginning of the year	$270	$442	$311
Gross increases for tax positions taken in the current year	0	8	233
Gross increases for tax positions taken in prior years	2	12	18
Gross decreases in tax positions due to lapse in statute of limitations	(61)	0	(120)
Gross decreases for tax positions taken in prior years	(17)	(192)	0
Gross decreases for tax settlements with taxing authorities	(142)	0	0
Balance at the end of the year	$52	$270	$442

If the unrecognized tax benefits were recognized, $34 would reduce the Corporation’s effective income tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2014 and 2013 and in the consolidated statements of operations for 2014, 2013 and 2012 is insignificant. Unrecognized tax benefits of $22 are to expire due to the lapse in the statute of limitations within the next 12 months.

The Corporation is subject to taxation in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2011-2014. The combined Indiana income tax returns for 2010-2013 are under examination by the Indiana Department of Revenue which started during the first quarter of 2015.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $995 in 2014, $945 in 2013 and $1,013 in 2012. Operating lease payments for subsequent years are $823 for 2015, $287 for 2016, $184 for 2017, $83 for 2018, $23 for 2019 and $0 thereafter.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,328 for 2014, $1,413 for 2013 and $1,476 for 2012.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Company (“LB Co”). Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Purchases from LB Co approximated $1,358 in 2014, $1,489 in 2013 and $1,538 in 2012. In addition, LB Co paid the Corporation approximately $100 in 2014, $150 in 2013 and $253 in 2012 for certain administrative services. At December 31, 2014 and 2013, the net amount payable to LB Co approximated $28 and $79, respectively.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the two years ended December 31, 2014 and 2013 (2013 includes asbestos claims asserted against the inactive subsidiary in dissolution):

	2014	2013
Total claims pending at the beginning of the period	8,319	8,007
New claims served	1,466	1,432
Claims dismissed	(1,094)	(803)
Claims settled	(234)	(317)
Total claims pending at the end of the period (1)	8,457	8,319
Gross settlement and defense costs (in 000’s)	$20,801	$22,618
Average gross settlement and defense costs per claim resolved (in 000’s)	$15.66	$20.19

(1)	Included as “open claims” are approximately 1,647 and 1,636 claims in 2014 and 2013, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. The September 27, 2013 ruling is not a final ruling for appellate purposes, but when final it could be appealed by the parties to the litigation. At a hearing on January 13, 2015, the Court ruled that final judgment in accordance with the Court’s prior rulings will be entered in the case. Upon entry of final judgment, the Corporation, Air & Liquid, certain insurers, and Howden may appeal to the United States Court of Appeals for the Third Circuit.

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. HR&A was not requested to estimate asbestos claims against the inactive subsidiary in dissolution, which the Corporation believes are immaterial. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as of December 31, 2006. HR&A’s analysis has been periodically updated since that time. Most recently, the HR&A analysis was updated in 2014, and additional reserves were established by the Corporation as of December 31, 2014 for Asbestos Liability claims pending or projected to be asserted through 2024. The methodology used by HR&A in its projection in 2014 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in prior estimates, relied upon and included the following factors:

¡	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

¡	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

¡

HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2012 to December 8, 2014;

¡	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

¡	an analysis of claims resolution history from January 1, 2012 to December 8, 2014 to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

¡	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

Using this information, HR&A estimated in 2014 the number of future claims for Asbestos Liability that would be filed through the year 2024, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2024. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally-recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2024. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189,048 of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $140,651

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2014 and 2013.

	2014	2013
Insurance receivable – asbestos, beginning of the year	$110,741	$118,115
Settlement and defense costs paid by insurance carriers	(17,159)	(23,714)
Changes in estimated coverage	47,069	16,340
Insurance receivable – asbestos, end of the year	$140,651	$110,741

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers and a substantial majority of the insurance recoveries deemed probable was from insurance companies rated A – (excellent) or better by A.M. Best Corporation.

There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for Asbestos Liability. The Corporation and the subsidiaries have substantial additional insurance coverage which the Corporation expects to be available for Asbestos Liability claims and defense costs that the subsidiaries and it may incur after 2024. However, this insurance coverage also can be expected to have gaps creating significant shortfalls of insurance recoveries as against claims expense, which could be material in future years.

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

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $325 at December 31, 2014 is considered adequate based on information known to date.

NOTE 19 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments—Forged and Cast Engineered Products and Air and Liquid Processing. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent primarily cash and cash equivalents and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments.

The accounting policies are the same as those described in Note 1.

	Net Sales			(Loss) Income Before Income Taxes and Equity Losses in Chinese Joint Venture
	2014	2013	2012	2014	2013	2012
Forged and Cast Engineered Products	$179,388	$187,286	$189,470	$4,380	$13,936	$18,415
Air and Liquid Processing(1)	93,470	93,764	103,435	4,222	24,945	7,267
Total Reportable Segments	272,858	281,050	292,905	8,602	38,881	25,682
Corporate costs, including other income (expense)				(9,494)	(11,701)	(10,515)
	$272,858	$281,050	$292,905	$(892)	$27,180	$15,167

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Forged and Cast Engineered Products	$12,884	$11,016	$8,867	$10,303	$9,976	$9,282	$260,384	$263,012	$268,489
Air and Liquid Processing	356	757	798	1,444	1,300	1,311	197,518	168,977	186,340
Corporate	69	32	3	71	66	68	78,507	70,684	78,350
	$13,309	$11,805	$9,668	$11,818	$11,342	$10,661	$536,409	$502,673	$533,179

	Net Sales(3)			Long-Lived Assets(4)			(Loss) Income Before Income Taxes and Equity Losses in Chinese Joint Venture
Geographic Areas:	2014	2013	2012	2014	2013	2012	2014	2013	2012
United States(1)	$143,493	$134,695	$143,579	$252,739	$213,332	$228,177	$(1,471)	$26,137	$14,707
Foreign	129,365	146,355	149,326	31,359	35,723	41,620	579	1,043	460
	$272,858	$281,050	$292,905	$284,098	$249,055	$269,797	$(892)	$27,180	$15,167

	Net Sales by Product Line
	2014	2013	2012
Forged and cast engineered products(5)	$179,388	$187,286	$189,470
Heat exchange coils	39,109	42,364	44,477
Centrifugal pumps	32,983	32,341	30,551
Air handling systems	21,378	19,059	28,407
	$272,858	$281,050	$292,905

(1)	(Loss) income before income taxes and equity losses in Chinese joint venture for 2014 includes a pre-tax charge of $4,487 for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries whereas 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers and 2012 includes a pre-tax credit of $540 for estimated costs of asbestos-related litigation through 2022 net of estimated insurance recoveries. See Note 17.

(2)	Identifiable assets for the Forged and Cast Engineered Products segment include investments in joint ventures of $3,914, $5,010 and $13,319 at December 31, 2014, 2013 and 2012, respectively. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $140,651, $110,741 and $118,115 at December 31, 2014, 2013 and 2012, respectively. See Note 17.

(3)	Net sales are attributed to countries based on location of the customer. Sales to individual countries were less than 10% of consolidated net sales each of the years.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $3,914, $5,010 and $13,319 at December 31, 2014, 2013 and 2012, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $123,651, $86,241 and, $99,715 for 2014, 2013 and, 2012, respectively.

(5)	For the Forged and Cast Engineered Products segment, two customers accounted for 29% of its net sales for 2014, 26% of its net sales for 2013 and, 23% of its net sales for 2012.

NOTE 20 – SUBSEQUENT EVENT:

On March 12, 2015, the Executive Committee of the Board of Directors elected to freeze the U.S. Pension Benefits Plan for current and future salary and non-union hourly participants effective July 1, 2015 and replace the U.S. Pension Benefits Plan with a defined contribution plan which will include employer contributions. The Corporation is currently evaluating the financial statement effects of this modification.

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$ 62,913	$ 69,949	$ 65,409	$ 74,587
Gross profit(a)	12,850	14,541	12,165	14,705
Net income (loss)(b)	78	1,121	(343)	(2,043)
Net income (loss) per common share:
Basic(b)	0.01	0.11	(0.03)	(0.20)
Diluted(b)	0.01	0.11	(0.03)	(0.20)
Comprehensive income (loss) (c)	1,298	7,992	(2,701)	(30,664)
2013
Net sales	$ 69,624	$ 69,938	$ 64,433	$ 77,055
Gross profit(a)	14,534	14,628	16,256	18,290
Net income (loss)(d)	126	1,106	12,705	(1,500)
Net income (loss) per common share:
Basic(d)	0.01	0.11	1.23	(0.14)
Diluted(d)	0.01	0.11	1.22	(0.14)
Comprehensive income (loss) (c)	(1,326)	2,387	17,478	30,408

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter includes an after-tax charge of $2,916 or $0.28 per common share for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries.

(c)	Second quarter of 2014 includes a net-of-tax adjustment to recognize the effect of a plan amendment to the other postretirement benefit plan of $4,776. Fourth quarter includes a net-of-tax adjustment to reflect the funded status of the various pension and other postretirement benefit plans of $(27,252) and $29,080 for 2014 and 2013, respectively.

(d)	Third quarter includes an after-tax credit of $10,621 or $1.03 per common share for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers. Fourth quarter includes an after-tax charge of $4,165 or $0.40 per common share to recognize an other-than-temporary impairment of the Corporation’s investment in a forged roll joint venture company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2015 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Pittsburgh, Pennsylvania
March 16, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2014.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Corporation and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

Pittsburgh, Pennsylvania
March 16, 2015

ITEM 9B. OTHER INFORMATION

None

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

James J. Abel (age 68, director since 2014; current term expires 2017). Prior to his retirement, Mr. Abel served as Interim President and Chief Executive Officer of CPI Corporation, an operator of portrait studios, from February 2012 to April 2013 and as a director from 2004 to April 2013. CPI Corporation filed a petition under federal bankruptcy laws in May 2013. Mr. Abel previously served as President and Chief Executive Officer of Financial Executives International, a firm representing senior financial executives in dealing with regulatory agencies involved with corporate financial reporting and internal controls, from May 2008 to February 2009. Mr. Abel has served as a director of The LGL Group, Inc. from 2010 to 2014. Mr. Abel’s background as a senior executive, his expertise in financial management and his experience with manufacturing operations, as well as his board experience, led the Board to conclude that he should serve as a director.

Leonard M. Carroll (age 72, Director since 1996; current term expires in 2016). Mr. Carroll has been Managing Director of Seneca Capital Management, Inc., a private investment company, for more than five years. The Board concluded that Mr. Carroll should serve as a director because of his broad financial background and investment knowledge. He is a retired Certified Public Accountant and has held various positions in the banking industry including President, Director and Chairman for over 37 years.

Michael I. German (age 64, director since 2014; current term expires 2015). Mr. German has been the Chief Executive Officer and President of Corning Natural Gas Holding Corporation (formerly known as Corning Natural Gas Corporation), a natural gas utility, since 2006. Mr. German also serves as President of Corning Appliance Company and Leatherstocking Gas Company. Mr. German has been a director of Corning Natural Gas Holding Corporation since 2006 and is on the Boards of Directors of Three River Development Corporation and Northeast Gas Association, as well as the Board of Trustees of the Adirondack Park Institute. Mr. German also was a director of Pennichuck Corporation from 2008 until 2011. Mr. German’s experience as the chief executive officer of a public company, his many years of service as a director of companies and his broad leadership experience led the Board to conclude that he should serve as a director. (N)

Paul A. Gould (age 69, Director since 2002; current term expires in 2015). Mr. Gould has been with Allen & Co., Inc., an investment banking company, for more than thirty-five years and has been managing director of that company for more than five years. He is currently a director of Liberty Global, Inc. and Discovery Communications, Inc. During the last five years, he has served as a director of Discovery Holding Company and Liberty Media Corporation but he resigned from those Boards in 2009. Mr. Gould’s long-term financial and investment background led to the Board’s conclusion that he should serve as a director. (N)

William K. Lieberman (age 67, Director since 2004; current term expires in 2017). Mr. Lieberman has been President of The Lieberman Companies, insurance brokerage and consulting company, for more than five years. In addition to more than forty years of management experience in the insurance, benefit and risk management areas, Mr. Lieberman has served as a director or trustee of many organizations including charitable companies, hospital and universities. These qualifications led the Board to conclude that he should serve as a director. (N)

Laurence E. Paul (age 50, Director since 1998; current term expires in 2016). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years and prior to that was an investment banker for ten years. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. Mr. Paul’s experience as a senior investment banker and private equity investor for almost twenty years led the Board to conclude that he possessed skills in financial management and risk assessment that would be beneficial to the Corporation.

Robert A. Paul (age 77, Director since 1970; current term expires in 2015). Mr. Paul has served as the Corporation’s non-executive Chairman since January 1, 2015. He previously served as the Corporation’s Chairman and Chief Executive Officer of the Corporation for more than five years. He is also the Chairman and a director of The Louis Berkman Investment Company, a private investment company. As a shareholder, officer and director of the Corporation for more than forty years, the Board believes he possesses the experience and knowledge to serve as a director. In addition, the Board considered his many years of service to the community as Trustee and Chairman of the Investment Committees of several major hospitals and universities. (N)

Stephen E. Paul (age 47, Director since 2002; current term expires in 2017). Mr. Paul has been a managing principal of Laurel Crown Partners, a private investment company, for more than five years. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. Mr. Paul’s background in investment banking and private equity investment led the Board to conclude that he should serve as a director.

Carl H. Pforzheimer, III (age 78, Director since 1982; current term expires in 2017). Mr. Pforzheimer has been Managing Partner or Manager of Carl H. Pforzheimer & Co. LLC or its predecessors or related entities for more than five years. In addition to the attendant investment advisory analytical skills gained from such a position, his former role as chairman of the Audit and Risk Management Committees of U. S. Trust Co. led the Board to conclude Mr. Pforzheimer should serve as a director.

Ernest G. Siddons (age 81, Director since 1981; current term expires in 2016). Mr. Siddons was President and Chief Operating Officer of the Corporation for more than five years prior to his retirement as President in April 2009. With more than thirty years of experience with the Corporation in operations and financial management, the Board concluded that Mr. Siddons should serve as a director. Positions held earlier with the Corporation, including those of Chief Financial Officer and Treasurer and President of Union Electric Steel, and his qualification as a Chartered Accountant were also considered.

John S. Stanik (age 61, Director since 2015). Mr. Stanik has served as the Corporation’s Chief Executive Officer since January 2015. He previously worked at Calgon Carbon Corporation, an international company specializing in purification products, technologies and services, from 1991 through 2012 when he retired for personal reasons. Mr. Stanik served as President and Chief Executive Officer of Calgon Carbon from 2003 to 2012 and became its Chairman of the Board in 2007. Prior to joining Calgon Carbon, Mr. Stanik worked in various capacities with increasing responsibility for Davy Corporation, an engineering and construction company specializing in the metals (steel and aluminum) markets, ultimately serving as Davy’s General Manager of Operations. He is currently a director of FNB Corporation, a financial services corporation, which operates banks under the name First National Bank in Ohio and Pennsylvania. Mr. Stanik’s experience as the chief executive officer and director of a public company, his many years of service as a director of companies and his broad leadership experience led the Board to conclude that he should serve as a director. (N)

(N)	Nominee for election at the May 5, 2015 Annual Shareholders Meeting.

(1)	Officers serve at the discretion of the Board of Directors.

IDENTIFICATION OF EXECUTIVE OFFICERS

The identification of the Executive Officers of the Corporation can be found in Part 1 of this Annual Report on Form 10-K.

FAMILY RELATIONSHIPS

Robert A. Paul is the father of Laurence E. Paul and Stephen E. Paul. There are no other family relationships among the Directors and Executive Officers.

COMMITTEES

The various committees of the Board of Directors are currently comprised as follows:

Audit Committee: Carl H. Pforzheimer, III (Chairman), Leonard M. Carroll, Michael I German, Paul A. Gould and William K. Lieberman;

Compensation Committee: William K. Lieberman (Chairman), Paul A. Gould and Carl H. Pforzheimer, III;

Executive Committee: Robert A. Paul (Chairman), Leonard M. Carroll, William K. Lieberman, Carl H. Pforzheimer, III, Ernest G. Siddons and John S. Stanik; and

Nominating and Corporate Governance Committee: Paul A. Gould (Chairman), James J. Abel, William K. Lieberman and Carl H. Pforzheimer, III.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Corporation’s directors, executive officers and persons who beneficially own more than 10% of the Corporation’s common stock, to file reports of holdings and transactions in the Corporation’s common stock with the SEC and to furnish the Corporation with copies of all Section 16(a) reports that they file. Based on those records and other information furnished, during 2014, executive officers, directors and persons who beneficially own more than 10% of the Corporation’s common stock complied with all filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the Corporation’s Proxy Statement dated March 17, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information, as of the December 31, 2014, with respect to compensation plans under which equity securities of the Corporation are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,202,169	$24.25	373,830
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,202,169	$24.25	373,830

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, to the extent known by the Corporation, concerning individuals (other than directors or officers of the Corporation) or entities holding more than five percent of the outstanding shares of the Corporation’s Common Stock. The “percent of class” in the table below is calculated based upon 10,425,664 shares outstanding as of March 12, 2015.

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Gabelli Funds, Inc. (and affiliates) Corporate Center Rye, NY 10580	2,233,428(1)	21.42
The Louis Berkman Investment Company P.O. Box 576 Steubenville, OH 43952	1,437,241(2)	13.79
BlackRock, Inc. 40 East 52nd Street New York, NY 10022	544,224(3)	5.22

(1)	Reported as of December 24, 2014 on an amended Schedule 13D filed with the SEC on December 24, 2014 disclosing that the reporting persons had sole voting and dispositive power.

(2)	Robert A. Paul, non-executive Chairman of the Corporation, is an officer and director of The Louis Berkman Investment Company and disclaims beneficial ownership of the 28.79% of its common stock owned by his wife. Laurence E. Paul and Stephen E. Paul, directors of the Corporation, own 23.33% and 23.94%, respectively, of The Louis Berkman Investment Company’s non-voting stock, held in various trusts.

(3)	Reported as of December 31, 2014 on a Schedule 13G filed with the SEC on February 3, 2015 disclosing that the reporting person had sole voting and dispositive power.

The following table sets forth, as of March 12, 2015, information concerning the beneficial ownership of the Corporation’s Common Stock by the Directors and Named Executive Officers and all Directors and Executive Officers of the Corporation as a group:

Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert A. Paul	1,640,163(1)(2)	15.52
Laurence E. Paul	1,443,356(3)	13.84
Stephen E. Paul	1,443,356(4)	13.84
Terrence W. Kenny	91,000(5)	*
Robert G. Carothers	89,500(5)	*
Rose Hoover	88,834(6)	*
Marliss D. Johnson	70,500(5)	*
Ernest G. Siddons	41,122(7)	*
William K. Lieberman	8,115(8)	*
Carl H. Pforzheimer, III	7,848(9)	*
Leonard M. Carroll	6,615(10)	*
Paul A. Gould	6,115(10)	*
Michael I. German	5,250(10)	*
James J. Abel	2,250(10)	*
John S. Stanik	2,000(10)	*

Directors and Executive Officers as a group (14 persons)	2,071,542(11)	18.93

*	Less than1%

(1)	Includes 42,889 shares owned directly, 145,000 shares he has the right to acquire within sixty days pursuant to stock options and the following shares in which he disclaims beneficial ownership: 1,437,241 shares owned by The Louis Berkman Investment Company, 13,767 shares owned by his wife, and 1,266 shares held by The Louis and Sandra Berkman Foundation, of which he is a trustee.

(2)	The Louis Berkman Investment Company owns beneficially and of record 1,437,241 shares of the Corporation’s Common Stock. Robert A. Paul, an officer and director of The Louis Berkman Investment Company, disclaims beneficial ownership of the 29.28% of its common stock owned by his wife.

(3)	Represents 6,115 shares owned directly and 1,437,241 shares owned by The Louis Berkman Investment Company. Mr. Paul is a President of The Louis Berkman Investment Company and is a trustee of various trusts which own 23.33% of its non-voting stock.

(4)	Represents 6,115 shares owned directly and 1,437,241 shares owned by The Louis Berkman Investment Company. Mr. Paul is a President of The Louis Berkman Investment Company and is a trustee of various trusts which own 23.94% of its non-voting stock.

(5)	Represents shares that he or she has the right to acquire within sixty days pursuant to stock options.

(6)	Represents 1,000 shares owned directly and 87,834 shares that she has the right to acquire within sixty days pursuant to stock options.

(7)	Includes 1,007 shares held jointly with his wife, 5,115 shares owned directly and 35,000 shares he has the right to acquire within sixty days pursuant to stock options.

(8)	Includes 3,000 shares held jointly with his wife and 5,115 shares owned directly.

(9)	Includes 6,115 shares owned directly, 800 shares held by a trust of which he is a trustee and principal beneficiary, and the following shares in which he disclaims beneficial ownership: 133 shares held by his daughter and 800 shares held by a trust of which he is a trustee.

(10)	Represents shares owned directly.

(11)	Excludes double counting of shares deemed to be beneficially owned by more than one director.

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

In 2014, the Corporation bought industrial supplies from a subsidiary of The Louis Berkman Company in transactions in the ordinary course of business amounting to $1,357,501. Additionally, The Louis Berkman Company paid the Corporation $100,000 for certain administrative services. Robert A. Paul, Laurence E. Paul and Stephen E. Paul are officers, directors and/or shareholders of that company. These transactions and services were at prices generally available from outside sources. Transactions between the parties will also take place in 2015.

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

The Board of Directors has adopted categorical standards to assist it in evaluating the independence of its Directors. The standards are attached to the Corporate Governance Guidelines which are available on the Corporation’s website at www.ampcopittsburgh.com. After performing this evaluation in accordance with those guidelines, the Board has determined that James J. Abel, Leonard M. Carroll, Michael I. German, Paul A. Gould, William K. Lieberman and Carl H. Pforzheimer, III do not have material relationships with the Corporation (other than as members of the Board of Directors) and are independent within the meaning of the Corporation’s independence standards and those of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the aggregate fees billed to the Corporation by Deloitte & Touche LLP:

	2014	2013
Audit fees(a)	$791,453	$825,640
Audit-related fees(b)	17,991	26,050
Tax fees(c)	0	0
All other fees	0	0
Total (d)	$809,444	$851,690

(a)	Fees for audit services related primarily to the audit of the Corporation’s annual consolidated financial statements and its internal control over financial reporting.

(b)	Fees for audit-related services related primarily to the audits of the Corporation’s employee benefit plans.

(c)	Fees for services provided in connection with tax planning and advice.

(d)	The Audit Committee approved all fees in the years reported.

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

– Consolidated Balance Sheets

– Consolidated Statements of Operations

– Consolidated Statements of Comprehensive Income (Loss)

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

b.	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

b.	Severance Agreements between Ampco-Pittsburgh Corporation and certain officers and employees of Ampco-Pittsburgh Corporation as amended and restated December 31, 2008 Incorporated by reference to the 2008 Annual Report on Form 10-K.

c.	Amendment to Severance Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul dated February 16, 2011 Incorporated by reference to the 2010 Annual Report on Form 10-K.

d.	2008 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 6, 2008.

e.	2011 Omnibus Incentive Plan Incorporated by reference to the Proxy Statement dated March 22, 2011.

f.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Robert F. Schultz dated December 31, 2013 Incorporated by reference to the 2013 Annual Report on Form 10-K.

g.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul effective January 1, 2015.

h.	Offer Letter between the Corporation and John S. Stanik dated November 25, 2014.

i.	Severance Agreement between Ampco-Pittsburgh Corporation and John S. Stanik dated January 31, 2015.

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2015	AMPCO-PITTSBURGH CORPORATION
By:
Name: John S. Stanik
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	Director and Chief Executive Officer (Principal Executive	March 16, 2015
John S. Stanik	Officer)

	Chief Financial Officer and Treasurer (Principal Financial	March 16, 2015
Marliss D. Johnson	and Accounting Officer)

	Director and Chairman of the	March 16, 2015
Robert A. Paul	Board

	Director	March 16, 2015
James J. Abel

	Director	March 16, 2015
Leonard M. Carroll

	Director	March 16, 2015
Michael I. German

	Director	March 16, 2015
Paul A. Gould

SIGNATURE	TITLE	DATE

	Director	March 16, 2015
William K. Lieberman

	Director	March 16, 2015
Laurence E. Paul

	Director	March 16, 2015
Stephen E. Paul

	Director	March 16, 2015
Carl H. Pforzheimer, III

	Director	March 16, 2015
Ernest G. Siddons

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		69
Report of Independent Registered Public Accounting Firm		70
Valuation and Qualifying Accounts	II	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Corporation’s internal control over financial reporting as of December 31, 2014, and have issued our reports thereon dated March 16, 2015; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Pittsburgh, Pennsylvania

March 16, 2015

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Deductions		Other(3)	Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$551	$1,381	$0	$(531)		$(27)	$1,374
Valuation allowance against gross deferred income tax assets	$2,639	$0	$721	$(33	)(2)	$(73)	$3,254

Year ended December 31, 2013
Allowance for doubtful accounts	$519	$33	$0	$(3)		$2	$551
Valuation allowance against gross deferred income tax assets	$2,887	$0	$35	$(156	)(2)	$(127)	$2,639

Year ended December 31, 2012
Allowance for doubtful accounts	$141	$379	$0	$(4)		$3	$519
Valuation allowance against gross deferred income tax assets	$3,042	$0	$11	$(132	)(2)	$(34)	$2,887

(1)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(2)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision in the consolidated statements of operations.

(3)	Represents primarily impact from changes in foreign currency exchange rates and income tax rates.