Form 10-Q
period 2015-03-31
AMPCO PITTSBURGH CORP
filed 2015-05-08
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 1, 2015, 10,425,664 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$93,999	$97,098
Receivables, less allowance for doubtful accounts of $663 in 2015 and $1,374 in 2014	47,359	54,863
Inventories	62,669	54,713
Insurance receivables – asbestos	17,000	17,000
Other current assets	11,979	8,582

Total current assets	233,006	232,256

Property, plant and equipment, net	148,123	149,839
Insurance receivables – asbestos	119,807	123,651
Deferred income tax assets	16,090	20,055
Investments in joint ventures	3,800	3,914
Other noncurrent assets	6,747	6,694

	$527,573	$536,409

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,522	$16,721
Accrued payrolls and employee benefits	8,833	8,250
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	21,000	21,000
Other current liabilities	21,646	22,208

Total current liabilities	83,312	81,490

Employee benefit obligations	73,636	81,216
Asbestos liability	162,855	168,048
Other noncurrent liabilities	583	507

Total liabilities	320,386	331,261

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,426 shares in 2015 and 2014	10,426	10,426
Additional paid-in capital	127,750	127,526
Retained earnings	134,144	135,949
Accumulated other comprehensive loss	(65,133)	(68,753)

Total shareholders’ equity	207,187	205,148

	$527,573	$536,409

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014

Net sales	$65,087	$62,913

Operating costs and expenses:
Costs of products sold (excluding depreciation)	52,044	50,063
Selling and administrative	9,396	9,006
Depreciation	3,142	3,058
Loss on disposal of assets	3	9

Total operating expenses	64,585	62,136

Income from operations	502	777

Other income (expense):
Investment-related income	45	44
Interest expense	(59)	(54)
Other – net	(366)	128

	(380)	118

Income before income taxes and equity losses in Chinese joint venture	122	895

Income tax provision	(40)	(376)

Equity losses in Chinese joint venture	(10)	(441)

Net income	$72	$78

Net income per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

Cash dividends declared per share	$0.18	$0.18

Weighted average number of common shares outstanding:
Basic	10,426	10,373

Diluted	10,464	10,423

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$72	$78

Other comprehensive income, net of tax where applicable:

Adjustments for changes in:
Foreign currency translation	(3,741)	548
Unrecognized employee benefit costs (including effects of foreign currency translation)	5,453	(126)
Unrealized holding gains on marketable securities	4	49
Fair value of cash flow hedges	(85)	(208)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	1,874	957
Realized gains on sale of marketable securities	0	(18)
Realized losses from settlement of cash flow hedges	115	18

Other comprehensive income	3,620	1,220

Comprehensive income	$3,692	$1,298

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net cash flows provided by (used in) operating activities	$2,080	$(707)

Cash flows from investing activities:

Purchases of property, plant and equipment	(2,493)	(2,840)
Purchases of long-term marketable securities	(39)	(210)
Proceeds from the sale of long-term marketable securities	20	183

Net cash flows used in investing activities	(2,512)	(2,867)

Cash flows from financing activities:

Dividends paid	(1,877)	(1,867)

Net cash flows used in financing activities	(1,877)	(1,867)

Effect of exchange rate changes on cash and cash equivalents	(790)	125

Net decrease in cash and cash equivalents	(3,099)	(5,316)

Cash and cash equivalents at beginning of period	97,098	97,910

Cash and cash equivalents at end of period	$93,999	$92,594

Supplemental information:

Income tax payments	$2,772	$3,018

Interest payments	$59	$54

Non-cash investing activities:

Purchases of property, plant and equipment included in accounts payable	$656	$997

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2015 and 2014 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective January 1, 2017. The Corporation is currently evaluating the impact that the guidance will have on its financial position, operating results and liquidity.

2.	Inventories

At March 31, 2015 and December 31, 2014, approximately 60% and 52%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2015	December 31, 2014

Raw materials	$16,958	$15,076
Work-in-process	24,304	20,544
Finished goods	10,800	8,201
Supplies	10,607	10,892

	$62,669	$54,713

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2015	December 31, 2014

Land and land improvements	$5,223	$5,209
Buildings	44,485	44,610
Machinery and equipment	258,204	259,406
Construction-in-progress	4,390	2,374
Other	8,760	8,716

	321,062	320,315
Accumulated depreciation	(172,939)	(170,476)

	$148,123	$149,839

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $2,996 (£2,022) at March 31, 2015 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2015	December 31, 2014

Customer-related liabilities	$12,356	$11,539
Accrued sales commissions	1,563	1,623
Income taxes payable	41	1,717
Other	7,686	7,329

	$21,646	$22,208

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2015	2014

Balance at beginning of the period	$6,672	$6,899
Satisfaction of warranty claims	(331)	(731)
Provision for warranty claims	748	605
Other, primarily impact from changes in foreign currency exchange rates	(153)	24

Balance at end of the period	$6,936	$6,797

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Three Months Ended March 31,
	2015	2014

U.K. defined benefit pension plan	$427	$466
Other postretirement benefits (e.g. net payments)	$164	$137
U.K. defined contribution pension plan	$96	$92

During the first quarter of 2015, the Executive Committee of the Board of Directors elected to freeze a portion of the U.S. defined benefit pension plan effective July 1, 2015 and replace it with a defined contribution plan which will include employer contributions. The plan change resulted in a remeasurement of the plan liability as of March 31, 2015, reducing the liability by approximately $9,300 and resulting in a curtailment charge of $1,217. Additionally, as a result of the remeasurement, the discount rate was changed from 4.10% to 4.00% increasing the liability by approximately $2,800.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plan	2015	2014

Service cost	$1,130	$1,000
Interest cost	2,070	2,230
Expected return on plan assets	(2,741)	(2,643)
Amortization of prior service cost	138	213
Amortization of actuarial loss	1,463	1,096
Curtailment charge	1,217	0

Net benefit costs	$3,277	$1,896

	Three Months Ended March 31,
U.K. Defined Benefit Pension Plan	2015	2014

Interest cost	$597	$679
Expected return on plan assets	(668)	(796)
Amortization of actuarial loss	210	151

Net benefit costs	$139	$34

	Three Months Ended March 31,
Other Postretirement Benefit Plan	2015	2014

Service cost	$75	$264
Interest cost	112	227
Amortization of prior service cost	(168)	5
Amortization of actuarial loss	58	4

Net benefit costs	$77	$500

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2015 approximated $19,157, the majority of which serve as collateral for the Industrial Revenue Bond debt.

In 2010, UES-UK was awarded a government grant of approximately $1,083 (£680) toward the purchase and installation of certain machinery and equipment. Under the agreement, the grant is repayable if certain conditions are not met including achieving and maintaining a targeted level of employment through 2017. UES-UK’s level of employment currently exceeds and is expected to continue to exceed the targeted level of employment; accordingly, no liability has been recorded.

See Note 7 for derivative instruments, Note 12 for litigation and Note 13 for environmental matters.

7.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2015, approximately $14,903 of anticipated foreign-denominated sales has been hedged which are covered by cash flow and fair value contracts settling at various dates through May 2016. The fair value of assets held as collateral for the fair value contracts as of March 31, 2015 approximated $741.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2015, approximately 57% or $2,520 of anticipated copper purchases over the next nine months and 38% or $458 of anticipated aluminum purchases over the next six months are hedged.

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

At March 31, 2015, the Corporation has purchase commitments covering 34% or $2,500 of anticipated natural gas usage through March 2017 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $781 and $574 for the three months ended March 31, 2015 and 2014, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $(380) and $207 for the three months ended March 31, 2015 and 2014, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2015	December 31, 2014
Cash flow hedge contracts	Other current liabilities	$14	$6
Fair value hedge contracts	Other current assets	497	217
	Other noncurrent assets	97	15
	Other current liabilities	594	399
	Other noncurrent liabilities	0	5

Fair value hedged items	Receivables	(60)	69
	Other current assets	510	327
	Other noncurrent assets	0	4
	Other current liabilities	378	218
	Other noncurrent liabilities	109	35

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2015 and 2014 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended March 31, 2015	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period

Foreign currency sales contracts	$0	$(2)	$0	$(2)

Foreign currency purchase contracts	258	0	5	253

Futures contracts – copper and aluminum	(173)	(83)	(120)	(136)

	$85	$(85)	$(115)	$115

Three Months Ended March 31, 2014

Foreign currency purchase contracts	$275	$0	$5	$270

Futures contracts – copper and aluminum	38	(208)	(23)	(147)

	$313	$(208)	$(18)	$123

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2015	2014

Foreign currency sales contracts – cash flow hedges	Net sales	$(3)	$0	$0

Foreign currency purchase contracts	Depreciation	28	7	7

Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(228)	(194)	(36)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2015 and 2014 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss

Balance at January 1, 2015	$(4,426)	$(65,396)	$984	$85	$(68,753)
Net Change	(3,741)	7,327	4	30	3,620

Balance at March 31, 2015	$(8,167)	$(58,069)	$988	$115	$(65,133)

Balance at January 1, 2014	$277	$(47,462)	$1,007	$313	$(45,865)
Net Change	548	831	31	(190)	1,220

Balance at March 31, 2014	$825	$(46,631)	$1,038	$123	$(44,645)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended March 31,
	2015	2014
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation)	$1,281	$1,013
Selling and administrative	1,595	399
Other income (expense)	42	57

Total before income tax	2,918	1,469
Income tax provision	(1,044)	(512)

Net of tax	$1,874	$957

Realized gains on sale of marketable securities:
Selling and administrative	$0	$(28)
Income tax provision	0	10

Net of tax	$0	$(18)

Realized (gains) losses from settlement of cash flow hedges:
Depreciation (foreign currency purchase contracts)	$(7)	$(7)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	194	36

Total before income tax	187	29
Income tax provision	(72)	(11)

Net of tax	$115	$18

The income tax expense (benefit) associated with the various components of other comprehensive income for the three months ended March 31, 2015 and 2014 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2015	2014
Tax expense (benefit) associated with changes in:
Unrealized employee benefit costs	$(2,429)	$0
Unrealized holding gains on marketable securities	(2)	(26)
Fair value of cash flow hedges	50	128
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(1,044)	(512)
Realized gains from sale of marketable securities	0	10
Realized gains/losses from settlement of cash flow hedges	(72)	(11)

9.	Stock-Based Compensation

In May 2011, the shareholders of the Corporation approved the adoption of the 2011 Omnibus Incentive Plan (“Incentive Plan”) which authorizes the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. Unexercised portions of terminated or forfeited awards are available for new awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors who has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted; the nature, amount and terms of such awards; and the objectives and conditions for earning such awards. In May 2015, the Compensation Committee granted restricted stock units (RSUs) to select individuals. Each RSU represents the right to receive one share of common stock of the Corporation at a future date after the RSU has become earned and vested, subject to the terms and conditions of an RSU award agreement.

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will be fully vested as of the grant date. In May 2015, 14,310 shares of the Corporation’s common stock were granted to the non-employee directors.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 equaled $225 and $351, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $79 and $123, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2015

Investments
Other noncurrent assets	$4,297	$0	$0	$4,297
Foreign currency exchange contracts
Other current assets	0	1,007	0	1,007
Other noncurrent assets	0	97	0	97
Other current liabilities	0	986	0	986
Other noncurrent liabilities	0	109	0	109

As of December 31, 2014

Investments
Other noncurrent assets	$4,280	$0	$0	$4,280
Foreign currency exchange contracts
Other current assets	0	544	0	544
Other noncurrent assets	0	19	0	19
Other current liabilities	0	623	0	623
Other noncurrent liabilities	0	40	0	40

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

Presented below are the net sales and income before income taxes for the Corporation’s two business segments. The increase in Other expense, including corporate costs is primarily related to corporate’s portion of the curtailment charge incurred in connection with the partial freezing of the U.S. defined benefit pension plan and foreign exchanges losses incurred in the first quarter of 2015 versus foreign exchange gains in the first quarter of 2014.

	Three Months Ended March 31,
	2015	2014

Net sales:
Forged and Cast Engineered Products	$42,773	$39,566
Air and Liquid Processing	22,314	23,347

Total Reportable Segments	$65,087	$62,913

Income before income taxes:
Forged and Cast Engineered Products	$1,627	$1,013
Air and Liquid Processing	2,073	2,111

Total Reportable Segments	3,700	3,124
Other expense, including corporate costs	(3,578)	(2,229)

Total	$122	$895

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the three months ended March 31, 2015 and 2014 (2014 includes asbestos claims asserted against the inactive subsidiary in dissolution):

	Three Months Ended March 31,
	2015	2014
Total claims pending at the beginning of the period	8,457	8,319
New claims served	372	393
Claims dismissed	(311)	(56)
Claims settled	(120)	(55)

Total claims pending at the end of the period (1)	8,398	8,601

Gross settlement and defense costs (in 000’s)	$5,083	$6,585

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$11.79	$59.32

(1)	Included as “open claims” are approximately 1,645 and 1,635 claims as of March 31, 2015 and 2014, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

The following table summarizes activity relating to insurance recoveries.

	Three Months Ended March 31,
	2015	2014
Insurance receivable – asbestos, beginning of the year	$140,651	$110,741
Settlement and defense costs paid by insurance carriers	(3,844)	(5,195)

Insurance receivable – asbestos, end of the period	$136,807	$105,546

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $250 at March 31, 2015 is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. The Forged and Cast Engineered Products segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries. Headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana, UES is one of the largest producers of forged hardened steel rolls in the world. In addition to a few domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. UES-UK produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets.

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

The Forged and Cast Engineered Products segment has been operating at levels below capacity due to the worldwide reduction in demand for roll product. Market conditions in the United States and the EU28 countries continue to be difficult. Business opportunities in Asia (particularly China), India and other world regions also remain difficult as a result of indigenous supply enabling purchases to be made domestically at lower pricing than offered by traditional western suppliers. In addition, the strengthening of the U.S. dollar against most major world currencies has further hampered opportunity. With the global steelmaking industry also operating below capacity and the resulting supply demand imbalance in the market place, pricing has suffered and profit margins have decreased. Asian, Indian and Eastern European roll producers have been offering aggressive pricing to gain market share in Western and Middle Eastern markets. Additionally, cost reduction requirements at most steel and aluminum producers throughout our customer base have led them to mandate severe discounts from suppliers. For 2015, we expect demand for rolls to continue to be weak and pricing pressures to remain. Ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although currently representing a minor portion of the segment’s business activity, sales of our non-roll products are offsetting some of the effects of constraints currently affecting the roll market and utilizing available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. The joint venture has been adversely impacted by the global economy, with significantly depressed pricing, reduced demand and excess roll inventories of its potential customer base in China - all hindering profitability. Losses have been incurred since 2009, in which we have recognized our share (49%) in our condensed consolidated statements of operations, and are expected to continue in 2015. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($2,459 at March 31, 2015) to determine if future charges are necessary.

For the Air and Liquid Processing segment, business activity in the centrifugal pump industry continues to be strong while softness in the fossil-fueled and nuclear utility markets is negatively affecting our heat-exchange business. The focus for this segment is to develop new products while strengthening the sales distribution networks.

During the first quarter of 2015, the Executive Committee of the Board of Directors elected to freeze a portion of the U.S. defined benefit pension plan effective July 1, 2015 and replace it with a defined contribution plan which will include employer contributions. The plan change resulted in a remeasurement of the plan liability as of March 31, 2015, reducing the liability by approximately $9,300 and resulting in a curtailment charge of $1,217. Additionally, as a result of the remeasurement, the discount rate was changed from 4.10% to 4.00% increasing the liability by approximately $2,800.

Consolidated Results of Operations for the Three Months Ended March 31, 2015 and 2014

Net sales for the three months ended March 31, 2015 and 2014 were $65,087 and $62,913, respectively. Backlog approximated $159,210 at March 31, 2015 versus $167,948 as of December 31, 2014 and $180,492 as of March 31, 2014. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales approximated 80.0% and 79.6% for the three months ended March 31, 2015 and 2014, respectively, and includes $268 of the $1,217 curtailment charge which increased costs of products sold, excluding depreciation, as a percentage of net sales by approximately 0.5%.

Selling and administrative expenses totaled $9,396 (14.4% of net sales) and $9,006 (14.3% of net sales) for the three months ended March 31, 2015 and 2014, respectively. Selling and administrative expenses for the three months ended March 31, 2015 includes $949 of the $1,217 curtailment charge but benefited from collection of accounts receivable previously written off of approximately $750.

Income from operations for the three months ended March 31, 2015 and 2014 approximated $502 and $777, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three months ended March 31, 2015 improved from a year ago by approximately $3,200 or 8% principally due to a higher volume of shipments of other forging products offset by a decrease in traditional roll shipments. Net sales were also adversely impacted by a lower weighted-average exchange rate used to translate sales of UES-UK from the British pound sterling to the U.S. dollar which reduced sales by approximately $1,300. Operating income improved from a year ago primarily due to the collection of accounts receivable previously written off of approximately $750. The change in product mix adversely impacted operating income by approximately $200. The change in the weighted-average exchange rates did not have a significant impact on operating income for the current quarter. Backlog approximated $123,109 at March 31, 2015 against $131,118 as of December 31, 2014 and $141,037 as of March 31, 2014. The decline in backlog is due to shipments outpacing new orders as a result of lower demand from roll customers who continue to operate below capacity. Approximately $29,000 of the current backlog is expected to ship after 2015.

Air and Liquid Processing. Net sales for the segment were down approximately $1,000 or 4% for the three months ended March 31, 2015 from March 31, 2014 while operating income was comparable. Net sales of heat exchange coils fell by approximately 12% due to a lower volume of shipments to the fossil-fueled utility and industrial markets. Net sales of pumps grew slightly, at approximately 2% in 2015 from 2014, on a higher volume of shipments of commercial pumps. Revenue for air handlers was comparable to a year ago. Backlog approximated $36,101 at March 31, 2015 against $36,830 as of December 31, 2014 and $39,455 as of March 31, 2014. The majority of backlog will ship in 2015.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses. For the first quarter of 2015, losses on foreign exchange transactions approximated $380 and principally resulted from the decrease in the value of the Euro against the U.S. dollar. First quarter of 2014 benefited from foreign exchange gains of approximately $207.

Effective income tax rate decreased for the three months ended March 31, 2015 in comparison to the three months ended March 31, 2014 which included the effect of reducing a state income tax rate at which certain net deferred income tax assets will be realized.

Net income and earnings per common share equaled $ 72 or $0.01 per common share for the three months ended March 31, 2015 in comparison to $78 or $0.01 per common share for the three months ended March 31, 2014.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities increased for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The majority of the improvement is associated with changes in working capital including lower accounts receivable.

Net cash flows used in investing activities represent primarily capital expenditures for the Forged and Cast Engineered Products segment. As of March 31, 2015, commitments for future capital expenditures approximated $6,500 which is expected to be spent over the next 12-18 months.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents decreased $3,099 in 2015 and ended the period at $93,999 (of which approximately $11,300 is held by foreign operations) in comparison to $97,098 at December 31, 2014 (of which approximately $9,479 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2015 was approximately $8,900 (including £3,000 in the U.K. and €400 in Belgium).

Litigation and Environmental Matters

See Notes 12 and 13 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2014, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Form 10-Q as well as the condensed consolidated financial statements and notes thereto may contain forward-looking statements that reflect our current views with respect to future events and financial performance.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 12 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

AMPCO-PITTSBURGH CORPORATION

DATE:	May 8, 2015	BY:	/s/ John S. Stanik
John S. Stanik
Chief Executive Officer

DATE:	May 8, 2015	BY:	/s/ Marliss D. Johnson
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