Form 10-Q
period 2015-06-30
AMPCO PITTSBURGH CORP
filed 2015-08-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 1, 2015, 10,439,974 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

		Page No.
Part I – Financial Information:

Item 1 –	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2015 and 2014	4

	Condensed Consolidated Statements of Comprehensive Income – Three and Six Months Ended June 30, 2015 and 2014	5

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 –	Controls and Procedures	22

Part II – Other Information:

Item 1 –	Legal Proceedings	23

Item 1A –	Risk Factors	23

Item 6 –	Exhibits	23

Signatures		24

Exhibit Index		25

Exhibits

	Exhibit 10(a)
	Exhibit 10(b)
	Exhibit 10(c)
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$93,098	$97,098
Receivables, less allowance for doubtful accounts of $690 in 2015 and $1,374 in 2014	45,601	54,863
Inventories	64,869	54,713
Insurance receivables – asbestos	17,000	17,000
Other current assets	11,165	8,582

Total current assets	231,733	232,256
Property, plant and equipment, net	148,799	149,839
Insurance receivables – asbestos	116,908	123,651
Deferred income tax assets	16,150	20,055
Investments in joint ventures	3,690	3,914
Other noncurrent assets	6,558	6,694

	$523,838	$536,409

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,481	$16,721
Accrued payrolls and employee benefits	10,066	8,250
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	21,000	21,000
Other current liabilities	20,577	22,208

Total current liabilities	81,435	81,490
Employee benefit obligations	74,091	81,216
Asbestos liability	159,337	168,048
Other noncurrent liabilities	466	507

Total liabilities	315,329	331,261

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,440 shares in 2015 and 10,426 shares in 2014	10,440	10,426
Additional paid-in capital	128,149	127,526
Retained earnings	131,744	135,949
Accumulated other comprehensive loss	(61,824)	(68,753)

Total shareholders’ equity	208,509	205,148

	$523,838	$536,409

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$59,973	$69,949	$125,060	$132,862

Operating costs and expenses:
Costs of products sold (excluding depreciation)	48,197	55,408	100,241	105,471
Selling and administrative	9,175	9,469	18,571	18,475
Depreciation	3,089	3,008	6,231	6,066
Loss on disposal of assets	318	46	321	55

Total operating expenses	60,779	67,931	125,364	130,067

(Loss) income from operations	(806)	2,018	(304)	2,795

Other income (expense):
Investment-related income	42	43	87	87
Interest expense	(52)	(54)	(111)	(108)
Other – net	181	(77)	(185)	51

	171	(88)	(209)	30

(Loss) income before income taxes and equity losses in Chinese joint venture	(635)	1,930	(513)	2,825
Income tax benefit (provision)	233	(575)	193	(951)
Equity losses in Chinese joint venture	(118)	(234)	(128)	(675)

Net (loss) income	$(520)	$1,121	$(448)	$1,199

Net (loss) income per common share:
Basic	$(0.05)	$0.11	$(0.04)	$0.12

Diluted	$(0.05)	$0.11	$(0.04)	$0.12

Cash dividends declared per share	$0.18	$0.18	$0.36	$0.36

Weighted average number of common shares outstanding:
Basic	10,434	10,395	10,430	10,384

Diluted	10,434	10,448	10,430	10,436

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(520)	$1,121	$(448)	$1,199

Other comprehensive income (loss), net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	3,893	1,573	152	2,121
Unrecognized employee benefit costs (including effects of foreign currency translation)	(1,510)	4,207	3,943	4,081
Unrealized holding (losses) gains on marketable securities	(68)	130	(64)	179
Fair value of cash flow hedges	(67)	100	(152)	(108)
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	962	828	2,836	1,785
Realized gains from sale of marketable securities	(1)	(17)	(1)	(35)
Realized losses from settlement of cash flow hedges	100	50	215	68

Other comprehensive income	3,309	6,871	6,929	8,091

Comprehensive income	$2,789	$7,992	$6,481	$9,290

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Net cash flows provided by operating activities	$5,352	$1,597

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,290)	(6,131)
Purchases of long-term marketable securities	(154)	(408)
Proceeds from sale of long-term marketable securities	62	348
Other	0	12

Net cash flows used in investing activities	(5,382)	(6,179)

Cash flows from financing activities:
Dividends paid	(3,753)	(3,737)
Proceeds from the issuance of common stock	0	361
Excess tax benefits from the exercise of stock options	0	25

Net cash flows used in financing activities	(3,753)	(3,351)

Effect of exchange rate changes on cash and cash equivalents	(217)	154

Net decrease in cash and cash equivalents	(4,000)	(7,779)
Cash and cash equivalents at beginning of period	97,098	97,910

Cash and cash equivalents at end of period	$93,098	$90,131

Supplemental information:
Income tax payments	$3,082	$3,161

Interest payments	$110	$109

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$424	$542

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective January 1, 2018. The Corporation is currently evaluating the impact that the guidance will have on its financial position, operating results and liquidity.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method. The guidance becomes effective January 1, 2017 with earlier application permitted. The Corporation is currently evaluating the impact that the guidance will have on its financial position, operating results and liquidity.

2.	Inventories

At June 30, 2015 and December 31, 2014, approximately 59% and 52%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2015	December 31, 2014
Raw materials	$18,337	$15,076
Work-in-process	25,331	20,544
Finished goods	10,452	8,201
Supplies	10,749	10,892

	$64,869	$54,713

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2015	December 31, 2014
Land and land improvements	$5,223	$5,209
Buildings	44,665	44,610
Machinery and equipment	262,316	259,406
Construction-in-progress	4,177	2,374
Other	8,827	8,716

	325,208	320,315
Accumulated depreciation	(176,409)	(170,476)

	$148,799	$149,839

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $3,176 (£2,022) at June 30, 2015 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2015	December 31, 2014
Customer-related liabilities	$12,029	$11,539
Accrued sales commissions	1,324	1,623
Income taxes payable	41	1,717
Other	7,183	7,329

	$20,577	$22,208

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of the period	$6,936	$6,797	$6,672	$6,899
Satisfaction of warranty claims	(674)	(658)	(1,005)	(1,389)
Provision for warranty claims	825	674	1,573	1,279
Other, primarily impact from changes in foreign currency exchange rates	183	99	30	123

Balance at end of the period	$7,270	$6,912	$7,270	$6,912

5.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Six Months Ended June 30,
	2015	2014
U.K. defined benefit pension plan	$860	$940
Other postretirement benefits (e.g. net payments)	$305	$278
U.K. defined contribution pension plan	$201	$202

During the first quarter of 2015, the Board of Directors of the Corporation elected to freeze a portion of the U.S. defined benefit pension plan effective July 1, 2015 and replace it with employer contributions to the defined contribution plan of a 3% base contribution and matching contribution of up to 4%. The plan change resulted in a remeasurement of the plan liability as of March 31, 2015, reducing the liability by approximately $9,300 and resulting in a curtailment charge of $1,217. Additionally, as a result of the remeasurement, the discount rate was changed from 4.10% to 4.00% increasing the liability by approximately $2,800.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. Defined Benefit Pension Plan

Service cost	$540	$841	$1,670	$1,841
Interest cost	1,978	2,151	4,048	4,381
Expected return on plan assets	(2,751)	(2,731)	(5,492)	(5,374)
Amortization of prior service cost	77	214	215	427
Amortization of actuarial loss	1,346	996	2,809	2,092
Curtailment charge	0	0	1,217	0

Net benefit cost	$1,190	$1,471	$4,467	$3,367

U.K. Defined Benefit Pension Plan

Interest cost	$604	$690	$1,201	$1,369
Expected return on plan assets	(677)	(808)	(1,345)	(1,604)
Amortization of actuarial loss	214	153	424	304

Net benefit cost	$141	$35	$280	$69

Other Postretirement Benefit Plan

Service cost	$117	$61	$192	$325
Interest cost	125	185	237	412
Amortization of prior service cost	(168)	(111)	(336)	(106)
Amortization of actuarial (gain) loss	(45)	6	13	10

Net benefit cost	$29	$141	$106	$641

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2015 approximated $18,771, the majority of which serve as collateral for the Industrial Revenue Bond debt.

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

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2015, approximately $10,847 of anticipated foreign-denominated sales has been hedged which is covered by cash flow and fair value contracts settling at various dates through May 2016. The fair value of assets held as collateral for the fair value contracts as of June 30, 2015 approximated $785.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2015, approximately 57% or $2,448 of anticipated copper purchases over the next nine months and 38% or $452 of anticipated aluminum purchases over the next six months are hedged.

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

At June 30, 2015, the Corporation has purchase commitments covering 31% or $2,000 of anticipated natural gas usage through March 2017 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $542 and $528 for the three months ended June 30, 2015 and 2014 and $1,323 and $1,102 for the six months then ended, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $174 and $(26) for the three months ended June 30, 2015 and 2014 and $(206) and $181 for the six months ended June 30, 2015 and 2014, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2015	December 31, 2014
Cash flow hedge contracts	Other current assets	$8	$0
	Other current liabilities	0	6
Fair value hedge contracts	Other current assets	476	217
	Other noncurrent assets	0	15
	Other current liabilities	11	399
	Other noncurrent liabilities	0	5

Fair value hedged items	Receivables	(105)	69
	Other current assets	11	327
	Other noncurrent assets	0	4
	Other current liabilities	413	218
	Other noncurrent liabilities	0	35

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2015 and 2014 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended June 30, 2015	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts	$(2)	$10	$4	$4
Foreign currency purchase contracts	253	0	4	249
Futures contracts – copper and aluminum	(136)	(77)	(108)	(105)

	$115	$(67)	$(100)	$148

Three Months Ended June 30, 2014
Foreign currency sales contracts	$0	$(21)	$0	$(21)
Foreign currency purchase contracts	270	0	5	265
Futures contracts – copper and aluminum	(147)	121	(55)	29

	$123	$100	$(50)	$273

Six Months Ended June 30, 2015
Foreign currency sales contracts	$0	$8	$4	$4
Foreign currency purchase contracts	258	0	9	249
Futures contracts – copper and aluminum	(173)	(160)	(228)	(105)

	$85	$(152)	$(215)	$148

Six Months Ended June 30, 2014
Foreign currency sales contracts	$0	$(21)	$0	$(21)
Foreign currency purchase contracts	275	0	10	265
Futures contracts – copper and aluminum	38	(87)	(78)	29

	$313	$(108)	$(68)	$273

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements of Operations	Estimated to be Reclassified in the Next 12 Months	Three Months Ended June 30,		Six Months Ended June 30,
			2015	2014	2015	2014
Foreign currency sales contracts	Sales	$7	$7	$0	$7	$0
Foreign currency purchase contracts	Depreciation	26	6	7	13	14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(176)	(176)	(87)	(370)	(123)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2015 and 2014 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(4,426)	$(65,396)	$984	$85	$(68,753)
Net Change	152	6,779	(65)	63	6,929

Balance at June 30, 2015	$(4,274)	$(58,617)	$919	$148	$(61,824)

Balance at January 1, 2014	$277	$(47,462)	$1,007	$313	$(45,865)
Net Change	2,121	5,866	144	(40)	8,091

Balance at June 30, 2014	$2,398	$(41,596)	$1,151	$273	$(37,774)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation)	$498	$895	$1,779	$1,908
Selling and administrative	798	336	2,393	735
Other income (expense)	128	27	170	84

Total before income tax	1,424	1,258	4,342	2,727
Income tax provision	(462)	(430)	(1,506)	(942)

Net of tax	$962	$828	$2,836	$1,785

Realized gains on sale of marketable securities:
Selling and administrative	$(2)	$(26)	$(2)	$(54)
Income tax provision	1	9	1	19

Net of tax	$(1)	$(17)	$(1)	$(35)

Realized losses (gains) from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$(7)	$0	$(7)	$0
Depreciation (foreign currency purchase contracts)	(6)	(7)	(13)	(14)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	176	87	370	123

Total before income tax	163	80	350	109
Income tax provision	(63)	(30)	(135)	(41)

Net of tax	$100	$50	$215	$68

The income tax expense (benefit) associated with the various components of other comprehensive income for the three and six months ended June 30, 2015 and 2014 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$0	$(2,739)	$(2,429)	$(2,739)
Unrealized holding losses/gains on marketable securities	36	(71)	34	(97)
Fair value of cash flow hedges	43	(61)	93	67
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(462)	(430)	(1,506)	(942)
Realized gains from sale of marketable securities	1	9	1	19
Realized losses from settlement of cash flow hedges	(63)	(30)	(135)	(41)

9.	Stock-Based Compensation

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

In May 2015, the Compensation Committee granted 92,744 restricted stock units (RSUs) to select individuals. Each RSU had a fair value of $15.72 and represents the right to receive one share of common stock of the Corporation at a future date after the RSU has become earned and vested, subject to the terms and conditions of the RSU award agreement. The RSUs vest over a three-year period. Additionally, in May 2015, the Compensation Committee granted performance-based restricted stock units (PSUs) to select individuals. The PSUs can be earned depending upon the achievement of a performance condition, a market condition and a time-vesting condition as follows: (1) achievement of a targeted basic earnings per share during the performance period of 2015, 2016 and 2017, (2) achievement of a three-year cumulative relative total shareholder return as ranked against other companies included in the Corporation’s peer group and (3) remaining continuously employed with the Corporation through December 31, 2017. Earlier vesting is permitted under certain conditions, such as upon a change of control of the Corporation. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. The compensation expense for the PSUs is also based on the probability of achieving the targeted basic earnings per share and will be adjusted for subsequent changes in the estimated or actual outcome of the performance condition. The weighted-average grant date fair value of the PSUs was $15.89 per share.

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 equaled $353 and $247, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $123 and $86, respectively. Stock-based compensation expense for the six months ended June 30, 2015 and 2014 equaled $578 and $598, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $202 and $209, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2015
Investments
Other noncurrent assets	$4,206	$0	$0	$4,206
Foreign currency exchange contracts
Other current assets	0	495	0	495
Other noncurrent assets	0	0	0	0
Other current liabilities	0	424	0	424
Other noncurrent liabilities	0	0	0	0

As of December 31, 2014
Investments
Other noncurrent assets	$4,280	$0	$0	$4,280
Foreign currency exchange contracts
Other current assets	0	544	0	544
Other noncurrent assets	0	19	0	19
Other current liabilities	0	623	0	623
Other noncurrent liabilities	0	40	0	40

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

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Effective May 1, 2015, the Corporation completed an internal reorganization of its “back office” functions which resulted in certain employees of the segments becoming employees of the Corporation and associated costs (approximately $600 for the three and six months ended June 30, 2015) being recorded as “other expense, including corporate costs” in the following table. Other expense, including corporate costs for the six months ended June 30, 2015 also includes corporate’s portion of the curtailment charge incurred in connection with freezing a portion of the U.S. defined benefit pension plan.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales:
Forged and Cast Engineered Products	$37,533	$45,466	$80,306	$85,032
Air and Liquid Processing	22,440	24,483	44,754	47,830

Total Reportable Segments	$59,973	$69,949	$125,060	$132,862

(Loss) Income before Income Taxes:
Forged and Cast Engineered Products	$(613)	$1,889	$1,014	$2,902
Air and Liquid Processing	2,889	2,698	4,962	4,809

Total Reportable Segments	2,276	4,587	5,976	7,711
Other expense, including corporate costs – net	(2,911)	(2,657)	(6,489)	(4,886)

Total	$(635)	$1,930	$(513)	$2,825

12.	Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Total claims pending at the beginning of the period	8,457	8,319
New claims served	739	675
Claims dismissed	(462)	(271)
Claims settled	(169)	(149)

Total claims pending at the end of the period (1)	8,565	8,574

Gross settlement and defense costs (in 000’s)	$8,711	$11,648

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$13.81	$27.73

(1)	Included as “open claims” are approximately 1,645 and 1,633 claims as of June 30, 2015 and 2014, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. On February 26, 2015, the Court issued final judgment. One insurer filed a notice of appeal from the judgment to the U.S. Court of Appeals for the Third Circuit; as a result, several other insurers, Howden, the Corporation, and Air & Liquid filed notices of cross appeal. The appeals are presently pending.

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

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $140,651.

The following table summarizes activity relating to insurance recoveries.

	Six Months Ended June 30,
	2015	2014
Insurance receivable – asbestos, beginning of the year	$140,651	$110,741
Settlement and defense costs paid by insurance carriers	(6,743)	(9,695)

Insurance receivable – asbestos, end of the period	$133,908	$101,046

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $250 at June 30, 2015 is considered adequate based on information known to date.

14.	Subsequent Event

On July 29, 2015, the Corporation acquired the business and assets of Alloys Unlimited & Processing, Inc. (AUP) for approximately $5,000. AUP is a supplier of specialty tool, alloy, and carbon steel round bar.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

Ampco-Pittsburgh Corporation operates in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. The Forged and Cast Engineered Products segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries. Headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania and one in Indiana, UES is one of the largest producers of forged hardened steel rolls in the world. In addition to a few domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. UES-UK produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. It is located in Gateshead, England and is a major supplier of cast rolls to the metalworking industry worldwide. It primarily competes with European, Asian and North and South American companies in both the domestic and foreign markets. In July 2015, Union Electric Steel acquired the business and assets of Alloys Unlimited & Processing, Inc., a supplier of specialty tool, alloy, and carbon steel round bar. The acquisition provides diversification and growth opportunities for our Forged and Cast Engineered Products group.

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

The Forged and Cast Engineered Products segment has been operating at levels below capacity due to the worldwide reduction in demand for roll product. Market conditions in the United States and the EU28 countries continue to be difficult. Business opportunities in Asia (particularly China), India and other world regions also remain difficult as a result of indigenous supply enabling purchases to be made domestically at lower pricing than offered by traditional western suppliers. In addition, the strengthening of the U.S. dollar and British pound against most major world currencies has further hampered opportunity. With the global steelmaking industry also operating below capacity and the resulting supply demand imbalance in the market place, pricing has suffered and profit margins have decreased. Asian, Indian and Eastern European roll producers have been offering aggressive pricing to gain market share in Western and Middle Eastern markets. Additionally, cost reduction requirements at most steel and aluminum producers throughout our customer base have led them to mandate severe discounts from suppliers. For 2015, we expect demand for rolls to continue to be weak and pricing pressures to remain. Although currently representing a minor portion of the segment’s business activity, ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although sales of other forging products are being affected by weak demand as a result of crude oil pricing, they are offsetting some of the effects of constraints currently affecting the roll market and utilizing available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. The joint venture has been adversely impacted by the global economy, with significantly depressed pricing, reduced demand and excess roll inventories of its potential customer base in China, all hindering profitability. Losses have been incurred since 2009, in which we have recognized our share (49%) in our condensed consolidated statements of operations, and are expected to continue in 2015. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($2,350 at June 30, 2015) to determine if future charges are necessary.

For the Air and Liquid Processing segment, business activity in the centrifugal pump industry continues to be strong while softness in the fossil-fueled and nuclear utility markets is negatively affecting our heat exchange business. The focus for this segment is to develop new products while strengthening its sales distribution networks.

During the first quarter of 2015, the Board of Directors of the Corporation elected to freeze a portion of the U.S. defined benefit pension plan effective July 1, 2015 and replace it with employer contributions to the defined contribution plan. The plan change resulted in a remeasurement of the plan liability as of March 31, 2015 and resulted in a net reduction in the plan liability of approximately $6,500 and a curtailment charge of $1,217.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Net sales were $59,973 and $69,949 for the three months ended June 30, 2015 and 2014 and $125,060 and 132,862 for the six months ended June 30, 2015 and 2014, respectively. Backlog approximated $150,729 at June 30, 2015 versus $167,948 as of December 31, 2014 and $170,322 as of June 30, 2014. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales approximated 80.4% and 79.2% for the three months ended June 30, 2015 and 2014 and 80.2% and 79.4% for the six months ended June 30, 2015 and 2014, respectively. The increase is due to lower production levels resulting in an underabsorption of fixed costs and lower margins.

Selling and administrative expenses totaled $9,175 (15.3% of net sales) and $9,469 (13.5% of net sales) for the three months ended June 30, 2015 and 2014 and $18,571 (14.8% of net sales) and $18,475 (13.9% of net sales) for the six months ended June 30, 2015 and 2014, respectively. The decrease in selling and administrative expenses for the three months ended June 30, 2015 against June 30, 2014 is primarily attributable to lower commission expense as a result of the lower level of sales. Selling and administrative expenses for the six months ended June 30, 2015 includes $949 of the $1,217 curtailment charge but benefited from collection of accounts receivable previously written off of approximately $750.

(Loss) income from operations approximated $(806) and $2,018 for the three months ended June 30, 2015 and 2014 and $(304) and $2,795 for the six months ended June 30, 2015 and 2014, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three and six months ended June 30, 2015 decreased from the comparable prior year periods by $7,900 or 17% and $4,700 or 6%, respectively, principally due to a lower volume of traditional roll shipments (of approximately $9,000 and $13,400, respectively) offset by a slight increase of other forging products (of approximately $2,500 and $11,400, respectively). Net sales were also impacted by a lower weighted-average exchange rate used to translate sales of our UK operations from the British pound sterling to the U.S. dollar which reduced sales by approximately $1,400 and $2,700 for the current quarter and year-to-date period, respectively. Operating results for the three and six months ended June 30, 2015 were less than the same periods of the prior year. The lower volume of shipments impacted earnings by approximately $2,000 and $2,300 for the three and six months ended June 30, 2015, respectively. Additionally, weaker margins and an under-recovery of costs resulting from lower production levels further affected operating results for the current quarter by approximately $500. Collection of accounts receivable previously written off of approximately $750 minimized the impact from the reduced volume of shipments for the six month period ended June 30, 2015. The change in the weighted-average exchange rates did not have a significant impact on operating results for the current quarter or year-to-date period. Backlog approximated $108,682 at June 30, 2015 against $131,118 as of December 31, 2014 and $130,023 as of June 30, 2014. The decline in backlog is a result of lower demand from roll customers who continue to operate below capacity causing shipments to outpace new orders. Also, the strong U.S. dollar and British pound against major international currencies, especially the euro, is further impacting roll business. Approximately $29,000 of the current backlog is expected to ship after 2015.

Air and Liquid Processing. Net sales for the three and six months ended June 30, 2015 decreased approximately $2,000 or 8% and $3,000 or 6%, respectively, when compared to the same periods of the prior year. Net sales of heat exchange coils fell for each of the periods by approximately 15% due to a lower volume of shipments to the fossil-fueled utility and industrial markets. Net sales of air handling units decreased approximately 27% for the quarter and 14% year-on-year due to low order intake in the latter part of 2014. Net sales of pumps increased approximately 10% for the quarter and 6% on a year-to-date basis due to a higher volume of shipments of commercial pumps to the power generation market. Despite the lower sales, operating income for the three and six months ended June 30, 2015 improved from the comparable prior year periods principally due to product mix and cost containment. Backlog approximated $42,047 at June 30, 2015 against $36,830 as of December 31, 2014 and $40,299 as of June 30, 2014 and benefited from additional orders for pumps and air handling units while orders for heat exchange coils decreased principally due to reduced activity in the fossil-fueled utility and industrial markets. Approximately $8,000 of the current backlog is expected to ship after 2015.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses. For the three and six months ended June 30, 2015, gains (losses) on foreign exchange transactions approximated $174 and $(206), respectively. While the value of the euro against the U.S. dollar decreased during the first six months of the year, it rebounded slightly during the second quarter of 2015. By comparison, other income (expense) for the three and six months ended June 30, 2014 included foreign exchange losses of $(26) and foreign exchange gains of $181, respectively.

Effective income tax rate increased for the six months ended June 30, 2015 in comparison to the six months ended June 30, 2014. The increase is primarily due to lower beneficial permanent differences. The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective income tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes an adjustment necessary to record the year-to-date tax provision at the estimated annual effective income tax rate for that year.

Net (loss) income and earnings per common share for the three months ended June 30, 2015 and 2014 equaled $(520) or $(0.05) per common share and $1,121 or $0.11 per common share and $(448) or $(0.04) per common share and $1,199 or $0.12 per common share for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities increased for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The majority of the improvement is associated with changes in working capital.

Receivables decreased $9,262 from year end primarily due to lower sales in the second quarter of 2015 versus the fourth quarter of 2014. Inventories increased $10,156 at June 30, 2015 from December 31, 2014 primarily due to higher inventory levels for the Forged and Cast Engineered Products segment including higher raw material levels to take advantage of reduced pricing and, to a lesser extent, delays in the delivery of rolls. Employee benefit obligations decreased at June 30, 2015 from December 31, 2014 by $7,125 primarily as a result of freezing a portion of the U.S. Defined Benefit Pension Plan in the first quarter.

Net cash flows used in investing activities represent primarily capital expenditures for the Forged and Cast Engineered Products segment. As of June 30, 2015, commitments for future capital expenditures approximated $11,000, which is expected to be spent over the next 12-18 months.

Net cash flows used in financing activities were comparable for the six months ended June 30, 2015 and 2014 and represented primarily payment of dividends.

As a result of all of the above, cash and cash equivalents decreased $4,000 and ended the period at $93,098 (of which approximately $10,990 is held by foreign operations) in comparison to $97,098 at December 31, 2014 (of which approximately $9,479 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at June 30, 2015 was approximately $9,200 (including £3,000 in the U.K. and €400 in Belgium).

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Form 10-Q as well as the condensed consolidated financial statements and notes thereto may contain forward-looking statements that reflect our current views with respect to future events and financial performance. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, of Part

II of this Form 10-Q. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(b)	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

(a)	Amendment No. 1 to the Amended and Restated Union Electric Steel Corporation Retirement Restoration Plan for Robert G. Carothers effective as of July 1, 2015.

(b)	Amendment No. 1 to the Ampco-Pittsburgh Corporation 1988 Supplemental Executive Retirement Plan effective as of July 1, 2015.

(c)	Severance Agreement between Ampco-Pittsburgh Corporation and Maria Trainor, dated June 1, 2015.

(31.1)	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE:	August 10, 2015	BY:	/s/ John S. Stanik
John S. Stanik Chief Executive Officer

DATE:	August 10, 2015	BY:	/s/ Marliss D. Johnson
Marliss D. Johnson Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10(a))	Amendment No. 1 to the Amended and Restated Union Electric Steel Corporation Retirement Restoration Plan for Robert G. Carothers effective as of July 1, 2015

	(10(b))	Amendment No. 1 to the Ampco-Pittsburgh Corporation 1988 Supplemental Executive Retirement Plan effective as of July 1, 2015

	(10(c))	Severance Agreement between Ampco-Pittsburgh Corporation and Maria Trainor, dated June 1, 2015

	(31.1)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(101)	Interactive Data File (XBRL)