Form 10-Q
period 2015-09-30
AMPCO PITTSBURGH CORP
filed 2015-11-06
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

726 Bell Avenue, Suite 301

Carnegie, Pennsylvania 15106

(Address of principal executive offices)

(412) 456-4400

(Registrant’s telephone number)

600 Grant Street, Suite 4600, Pittsburgh PA 15219

(Former name or former address, if changed since last report.)

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

On November 2, 2015, 10,439,974 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

		Page No.
Part I – Financial Information:

Item 1 –	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2015 and 2014	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income – Three and Nine Months Ended September 30, 2015 and 2014	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 –	Controls and Procedures	22

Part II – Other Information:

Item 1 –	Legal Proceedings	23

Item 1A –	Risk Factors	23

Item 6 –	Exhibits	23

Signatures		24

Exhibit Index		25

Exhibits

	Exhibit 10(a)
	Exhibit 10(b)
	Exhibit 10(c)
	Exhibit 10(d)
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$87,427	$97,098
Receivables, less allowance for doubtful accounts of $683 in 2015 and $1,374 in 2014	46,662	54,863
Inventories	62,267	54,713
Insurance receivables – asbestos	17,000	17,000
Other current assets	9,871	8,582

Total current assets	223,227	232,256
Property, plant and equipment, net	148,084	149,839
Insurance receivables – asbestos	113,034	123,651
Deferred income tax assets	17,891	20,055
Investments in joint ventures	3,582	3,914
Other noncurrent assets	7,257	6,694

	$513,075	$536,409

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,605	$16,721
Accrued payrolls and employee benefits	9,471	8,250
Industrial Revenue Bond debt	13,311	13,311
Asbestos liability – current portion	21,000	21,000
Other current liabilities	21,322	22,208

Total current liabilities	80,709	81,490
Employee benefit obligations	73,172	81,216
Asbestos liability	154,037	168,048
Other noncurrent liabilities	453	507

Total liabilities	308,371	331,261

Commitments and contingent liabilities (Note 6)

Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,440 shares in 2015 and 10,426 shares in 2014	10,440	10,426
Additional paid-in capital	128,521	127,526
Retained earnings	128,306	135,949
Accumulated other comprehensive loss	(62,563)	(68,753)

Total shareholders’ equity	204,704	205,148

	$513,075	$536,409

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$58,094	$65,409	$183,154	$198,270

Operating costs and expenses:
Costs of products sold (excluding depreciation)	48,655	53,244	148,896	158,715
Selling and administrative	8,743	8,950	27,314	27,424
Depreciation and amortization	3,044	2,941	9,275	9,007
Loss on disposal of assets	9	232	330	287

Total operating expenses	60,451	65,367	185,815	195,433

(Loss) income from operations	(2,357)	42	(2,661)	2,837

Other income (expense):
Investment-related income	45	38	132	125
Interest expense	(51)	(61)	(162)	(169)
Other – net	4	(395)	(181)	(344)

	(2)	(418)	(211)	(388)

(Loss) income before income taxes and equity losses in Chinese joint venture	(2,359)	(376)	(2,872)	2,449
Income tax benefit (expense)	959	178	1,152	(773)
Equity losses in Chinese joint venture	(111)	(145)	(239)	(820)

Net (loss) income	$(1,511)	$(343)	$(1,959)	$856

Net (loss) income per common share:
Basic	$(0.14)	$(0.03)	$(0.19)	$0.08

Diluted	$(0.14)	$(0.03)	$(0.19)	$0.08

Cash dividends declared per share	$0.18	$0.18	$0.54	$0.54

Weighted average number of common shares outstanding:
Basic	10,440	10,424	10,433	10,398

Diluted	10,440	10,424	10,433	10,448

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(1,511)	$(343)	$(1,959)	$856

Other comprehensive (loss) income, net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	(2,217)	(4,066)	(2,065)	(1,945)
Unrecognized employee benefit costs (including effects of foreign currency translation)	925	1,056	4,868	5,137
Unrealized holding (losses) gains on marketable securities	(229)	(66)	(293)	113
Fair value of cash flow hedges	(173)	(72)	(325)	(180)
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	933	827	3,769	2,612
Realized (gains) from sale of marketable securities	(63)	(24)	(64)	(59)
Realized losses (gains) from settlement of cash flow hedges	85	(13)	300	55

Other comprehensive (loss) income	(739)	(2,358)	6,190	5,733

Comprehensive (loss) income	$(2,250)	$(2,701)	$4,231	$6,589

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Net cash flows provided by operating activities	$8,494	$9,694

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,170)	(10,217)
Purchase of Alloys Unlimited and Processing (Note 14)	(5,000)	0
Purchases of long-term marketable securities	(557)	(667)
Proceeds from sale of long-term marketable securities	607	603
Other	18	185

Net cash flows used in investing activities	(12,102)	(10,096)

Cash flows from financing activities:
Dividends paid	(5,632)	(5,613)
Proceeds from the issuance of common stock	0	581
Excess tax benefits from the exercise of stock options	0	60

Net cash flows used in financing activities	(5,632)	(4,972)

Effect of exchange rate changes on cash and cash equivalents	(431)	(563)

Net decrease in cash and cash equivalents	(9,671)	(5,937)
Cash and cash equivalents at beginning of period	97,098	97,910

Cash and cash equivalents at end of period	$87,427	$91,973

Supplemental information:
Income tax payments	$3,199	$3,406

Interest payments	$161	$169

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$562	$694

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014 and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO) or the retail inventory method. The guidance becomes effective January 1, 2017 with earlier application permitted. The Corporation does not expect that the guidance will have a significant impact on its financial position, operating results and liquidity.

2.	Inventories

At September 30, 2015 and December 31, 2014, approximately 60% and 52%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2015	December 31, 2014
Raw materials	$17,629	$15,076
Work-in-process	24,553	20,544
Finished goods	9,919	8,201
Supplies	10,166	10,892

	$62,267	$54,713

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2015	December 31, 2014
Land and land improvements	$5,223	$5,209
Buildings	44,826	44,610
Machinery and equipment	266,115	259,406
Construction-in-progress	3,398	2,374
Other	7,547	8,716

	327,109	320,315
Accumulated depreciation	(179,025)	(170,476)

	$148,084	$149,839

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $3,066 (£2,022) at September 30, 2015 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 5).

4.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2015	December 31, 2014
Customer-related liabilities	$12,629	$11,539
Accrued sales commissions	1,447	1,623
Income taxes payable	6	1,717
Other	7,240	7,329

	$21,322	$22,208

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of the period	$7,270	$6,912	$6,672	$6,899
Satisfaction of warranty claims	(656)	(246)	(1,661)	(1,635)
Provision for warranty claims	835	619	2,408	1,898
Other, primarily impact from changes in foreign currency exchange rates	(111)	(190)	(81)	(67)

Balance at end of the period	$7,338	$7,095	$7,338	$7,095

5.	Pension and Other Postretirement Benefits

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

Contributions were as follows:

	Nine Months Ended September 30,
	2015	2014
U.K. defined benefit pension plan	$1,292	$1,405
Other postretirement benefits (e.g. net payments)	$470	$438
U.K. defined contribution pension plan	$298	$300
U.S. defined contribution pension plan	$361	$0

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. Defined Benefit Pension Plan

Service cost	$537	$921	$2,207	$2,762
Interest cost	1,971	2,190	6,019	6,571
Expected return on plan assets	(2,752)	(2,686)	(8,244)	(8,060)
Amortization of prior service cost	78	213	293	640
Amortization of actuarial loss	1,315	1,046	4,124	3,138
Curtailment charge	0	0	1,217	0

Net benefit cost	$1,149	$1,684	$5,616	$5,051

U.K. Defined Benefit Pension Plan

Interest cost	$602	$679	$1,803	$2,048
Expected return on plan assets	(674)	(795)	(2,019)	(2,399)
Amortization of actuarial loss	212	151	636	455

Net benefit cost	$140	$35	$420	$104

Other Postretirement Benefit Plan

Service cost	$96	$90	$288	$415
Interest cost	118	138	355	550
Amortization of prior service cost	(168)	(168)	(504)	(274)
Amortization of actuarial loss	7	47	20	57

Net benefit cost	$53	$107	$159	$748

6.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2015 approximated $20,308, the majority of which serves as collateral for the Industrial Revenue Bond debt.

See Note 7 for derivative instruments, Note 12 for litigation and Note 13 for environmental matters.

7.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2015, approximately $7,000 of anticipated foreign-denominated sales has been hedged which is covered by cash flow and fair value contracts settling at various dates through July 2016. The fair value of assets held as collateral for the fair value contracts as of September 30, 2015 approximated $758.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2015, 57% or $2,187 of anticipated copper purchases over the next nine months and 38% or $419 of anticipated aluminum purchases over the next six months are hedged.

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

At September 30, 2015, the Corporation has purchase commitments covering 30% or $1,533 of anticipated natural gas usage through March 2017 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $559 and $543 for the three months ended September 30, 2015 and 2014 and $1,882 and $1,645 for the nine months then ended, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $18 and $(236) for the three months ended September 30, 2015 and 2014 and $(188) and $(55) for the nine months ended September 30, 2015 and 2014, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2015	December 31, 2014
Cash flow hedge contracts	Other current assets	$24	$0
	Other current liabilities	0	6
Fair value hedge contracts	Other current assets	99	217
	Other noncurrent assets	0	15
	Other current liabilities	85	399
	Other noncurrent liabilities	0	5
Fair value hedged items	Receivables	26	69
	Other current assets	36	327
	Other noncurrent assets	0	4
	Other current liabilities	89	218
	Other noncurrent liabilities	0	35

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2015 and 2014 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended September 30, 2015	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts	$4	$9	$5	$8
Foreign currency purchase contracts	249	0	4	245
Futures contracts – copper and aluminum	(105)	(182)	(94)	(193)

	$148	$(173)	$(85)	$60

Three Months Ended September 30, 2014
Foreign currency sales contracts	$(21)	$31	$13	$(3)
Foreign currency purchase contracts	265	0	3	262
Futures contracts – copper and aluminum	29	(103)	(3)	(71)

	$273	$(72)	$13	$188

Nine Months Ended September 30, 2015
Foreign currency sales contracts	$0	$17	$9	$8
Foreign currency purchase contracts	258	0	13	245
Futures contracts – copper and aluminum	(173)	(342)	(322)	(193)

	$85	$(325)	$(300)	$60

Nine Months Ended September 30, 2014
Foreign currency sales contracts	$0	$10	$13	$(3)
Foreign currency purchase contracts	275	0	13	262
Futures contracts – copper and aluminum	38	(190)	(81)	(71)

	$313	$(180)	$(55)	$188

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements of Operations	Estimated to be Reclassified in the Next 12 Months	Three Months Ended September 30,		Nine Months Ended September 30,
			2015	2014	2015	2014
Foreign currency sales contracts	Sales	$13	$7	$22	$14	$22
Foreign currency purchase contracts	Depreciation	26	7	6	20	20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(320)	(153)	(7)	(523)	(130)

8.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2015 and 2014 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains (Losses) on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(4,426)	$(65,396)	$984	$85	$(68,753)
Net Change	(2,065)	8,637	(357)	(25)	6,190

Balance at September 30, 2015	$(6,491)	$(56,759)	$627	$60	$(62,563)

Balance at January 1, 2014	$277	$(47,462)	$1,007	$313	$(45,865)
Net Change	(1,945)	7,749	54	(125)	5,733

Balance at September 30, 2014	$(1,668)	$(39,713)	$1,061	$188	$(40,132)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Costs of products sold (excluding depreciation)	$847	$844	$2,626	$2,752
Selling and administrative	506	401	2,899	1,136
Other income (expense)	91	44	261	128

Income tax expense (benefit)	1,444	1,289	5,786	4,016
Net of tax	(511)	(462)	(2,017)	(1,404)

	$933	$827	$3,769	$2,612

Realized gains on sale of marketable securities:
Selling and administrative	$(96)	$(37)	$(98)	$(91)
Income tax expense (benefit)	33	13	34	32

Net of tax	$(63)	$(24)	$(64)	$(59)

Realized losses (gains) from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$(7)	$(22)	$(14)	$(22)
Depreciation (foreign currency purchase contracts)	(7)	(6)	(20)	(20)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	153	7	523	130

Total before income tax	139	(21)	489	88
Income tax expense (benefit)	(54)	8	(189)	(33)

Net of tax	$85	$(13)	$300	$55

The income tax expense (benefit) associated with the various components of other comprehensive income for the three and nine months ended September 30, 2015 and 2014 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$0	$0	$(2,429)	$(2,739)
Unrealized holding losses (gains) on marketable securities	124	37	158	(60)
Fair value of cash flow hedges	108	40	201	107
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(511)	(462)	(2,017)	(1,404)
Realized gains from sale of marketable securities	33	13	34	32
Realized (losses) gains from settlement of cash flow hedges	(54)	8	(189)	(33)

9.	Stock-Based Compensation

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

In May 2015, the Compensation Committee granted 92,744 restricted stock units (RSUs) to select individuals. Each RSU had a fair value of $15.72 and represents the right to receive one share of common stock of the Corporation at a future date after the RSU has become earned and vested, subject to the terms and conditions of the RSU award agreement. The RSUs vest over a three-year period. Additionally, in May 2015, the Compensation Committee granted performance-based restricted stock units (PSUs) to select individuals. The PSUs can be earned depending upon the achievement of a performance condition, a market condition and a time-vesting condition as follows: (1) achievement of a targeted basic earnings per share during the performance period of 2015, 2016 and 2017, (2) achievement of a three-year cumulative relative total shareholder return as ranked against other companies included in the Corporation’s peer group and (3) remaining continuously employed with the Corporation through December 31, 2017. Earlier vesting is permitted under certain conditions, such as upon a change of control of the Corporation. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. The compensation expense for the PSUs is also based on the probability of achieving the targeted basic earnings per share and will be adjusted for subsequent changes in the estimated or actual outcome of the performance condition. The weighted-average grant date fair value of the PSUs was $15.84 per share.

Stock-based compensation expense for the three months ended September 30, 2015 and 2014 equaled $375 and $305, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $131 and $107, respectively. Stock-based compensation expense for the nine months ended September 30, 2015 and 2014 equaled $953 and $903, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $333 and $316, respectively.

10.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2015

Investments
Other noncurrent assets	$3,654	$0	$0	$3,654
Foreign currency exchange contracts
Other current assets	0	159	0	159
Other noncurrent assets	0	0	0	0
Other current liabilities	0	174	0	174
Other noncurrent liabilities	0	0	0	0

As of December 31, 2014

Investments
Other noncurrent assets	$4,280	$0	$0	$4,280
Foreign currency exchange contracts
Other current assets	0	544	0	544
Other noncurrent assets	0	19	0	19
Other current liabilities	0	623	0	623
Other noncurrent liabilities	0	40	0	40

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

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Effective May 1, 2015, the Corporation completed an internal reorganization of its “back office” functions which resulted in certain employees of the segments becoming employees of the Corporation and associated costs (approximately $600 and $1,000 for the three and nine months ended September 30, 2015) being recorded as “other expense, including corporate costs” in the following table. Other expense, including corporate costs for the nine months ended September 30, 2015 also includes corporate’s portion of the curtailment charge incurred in connection with freezing a portion of the U.S. defined benefit pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales:
Forged and Cast Engineered Products	$36,230	$42,321	$116,536	$127,353
Air and Liquid Processing	21,864	23,088	66,618	70,917

Total Reportable Segments	$58,094	$65,409	$183,154	$198,270

(Loss) Income before Income Taxes:
Forged and Cast Engineered Products	$(1,727)	$(110)	$(713)	$2,792
Air and Liquid Processing	2,407	2,014	7,369	6,823

Total Reportable Segments	680	1,904	6,656	9,615
Other expense, including corporate costs – net	(3,039)	(2,280)	(9,528)	(7,166)

Total	$(2,359)	$(376)	$(2,872)	$2,449

12.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Total claims pending at the beginning of the period	8,457	8,319
New claims served	1,109	1,078
Claims dismissed	(3,213)	(371)
Claims settled	(256)	(182)

Total claims pending at the end of the period (1)	6,097	8,844

Gross settlement and defense costs (in 000’s)	$14,011	$16,634

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$4.04	$30.08

(1)	Included as “open claims” are approximately 431 and 1,633 claims as of September 30, 2015 and 2014, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

The following table summarizes activity relating to insurance recoveries.

	Nine Months Ended September 30,
	2015	2014
Insurance receivable – asbestos, beginning of the year	$140,651	$110,741
Settlement and defense costs paid by insurance carriers	(10,617)	(13,270)

Insurance receivable – asbestos, end of the period	$130,034	$97,471

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $250 at September 30, 2015 is considered adequate based on information known to date.

14.	Acquisition

On July 29, 2015, the Corporation acquired the business and assets of Alloys Unlimited & Processing, Inc. (AUP), a supplier of specialty tool, alloy, and carbon steel round bar. The purchase price of approximately $5,000 was allocated to receivables, inventories property, plant and equipment and customer lists. The condensed consolidated financial statements include the results of operations of AUP from the date of acquisition.

15.	Subsequent Event

On November 2, 2015, the employees of the Union Electric Steel Corporation’s Carnegie, Pennsylvania facility approved a new four-year collective bargaining agreement. As part of the agreement, the defined benefit plan for these hourly employees will be frozen effective January 1, 2016, and replaced with the defined contribution plan which will include employer contributions. The Corporation is currently evaluating the financial statement effects of this modification.

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

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity due to the worldwide reduction in demand for roll product. Market conditions in the United States, Europe and other world regions remain difficult due to weaknesses in our customer base and over-capacity within the global roll industry. The strengthening of the U.S. dollar and British pound against most major world currencies has further hampered opportunity. With the global steelmaking industry operating below capacity and the resulting supply demand imbalance in the market place, pricing has suffered and profit margins have decreased. For the remainder of 2015 and into 2016, we expect demand for rolls to continue to be weak and pricing pressures to remain. While currently representing a minor portion of the segment’s business activity, ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although being affected by weak demand as a result of crude oil pricing, sales of other forging products are offsetting some of the effects of constraints currently affecting the roll market and utilizing available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. The joint venture has been adversely impacted by the global economy, with significantly depressed pricing, reduced demand and excess roll inventories of its potential customer base in China, all hindering profitability. Losses have been incurred since 2009, in which we have recognized our share (49%) in our condensed consolidated statements of operations, and are expected to continue in 2015 and into 2016. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($2,242 at September 30, 2015) to determine if future charges are necessary.

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry continues to be strong while softness in the fossil-fueled and industrial markets is negatively affecting our heat exchange business. The focus for this segment is to strengthen its sales distribution networks and provide advanced marketing tools.

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

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Net sales were $58,094 and $65,409 for the three months ended September 30, 2015 and 2014 and $183,154 and $198,270 for the nine months ended September 30, 2015 and 2014, respectively. Backlog approximated $143,118 at September 30, 2015 versus $167,948 as of December 31, 2014 and $173,541 as of September 30, 2014. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales approximated 83.8% and 81.4% for the three months ended September 30, 2015 and 2014 and 81.3% and 80.0% for the nine months ended September 30, 2015 and 2014, respectively. The increase is due to lower production levels resulting in an underabsorption of fixed costs and competitive pricing for our Forged and Engineered Products segment.

Selling and administrative expenses were comparable between the periods. Selling and administrative expenses for the nine months ended September 30, 2015 includes $949 of the $1,217 curtailment charge but benefited from collection of accounts receivable previously written off of approximately $750.

(Loss) income from operations approximated $(2,357) and $42 for the three months ended September 30, 2015 and 2014 and $(2,661) and $2,837 for the nine months ended September 30, 2015 and 2014, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three and nine months ended September 30, 2015 decreased from the comparable prior year periods by $6,091 or 14% and $10,817 or 8%, respectively, principally due to a lower volume of traditional roll shipments (of approximately $5,400 and $18,800, respectively) partially offset by an increase in shipments of other forging products (of approximately $400 and $11,800, respectively). Net sales were also impacted by a lower weighted-average exchange rate used to translate sales of our UK operations from the British pound sterling to the U.S. dollar which reduced sales by approximately $1,100 and $3,800 for the current quarter and year-to-date period, respectively. Operating results for the three and nine months ended September 30, 2015 were less than the same periods of the prior year. The lower volume of shipments impacted operating results by $2,000 for the nine months ended September 30, 2015 but did not significantly affect operating results for the three months ended. Weaker margins and an under-recovery of costs resulting from lower production levels further affected operating results by approximately $2,700 for the three and nine months ended September 30, 2015. Collection of accounts receivable previously written off of approximately $750 partially offset the impact from the reduced volume of shipments for the nine month period ended September 30, 2015. The change in the weighted-average exchange rates did not have a significant impact on operating results for the current quarter or year-to-date period. Backlog approximated $101,249 at September 30, 2015 against $131,118 as of December 31, 2014 and $131,266 as of September 30, 2014. The decline in backlog is a result of lower demand from roll customers who continue to operate below capacity causing shipments to outpace new orders. Also, the strong U.S. dollar and British pound against major international currencies, especially the euro, is further impacting roll business. Approximately $65,000 of the current backlog is expected to ship after 2015.

Air and Liquid Processing. Net sales for the three and nine months ended September 30, 2015 decreased approximately $1,300 or 5% and $4,300 or 6%, respectively, when compared to the same periods of the prior year. Net sales of heat exchange coils fell by approximately 18% for the quarter and 15% year-on-year due to a lower volume of shipments to the fossil-fueled utility and industrial markets. Net sales of air handling units decreased approximately 2% for the quarter and 10% year-on-year due to low order intake in the latter part of 2014 and first quarter of 2015. Net sales of pumps increased approximately 12% for the quarter and 8% on a year-to-date basis due to a higher volume of shipments of commercial pumps to the power generation market. Despite lower sales for the segment, operating income for the three and nine months ended September 30, 2015 improved from the comparable prior year periods principally due to product mix and cost containment. Backlog approximated $41,869 at September 30, 2015 against $36,830 as of December 31, 2014 and $42,275 as of September 30, 2014 and benefited from additional orders for air handling units while orders for heat exchange coils decreased principally due to reduced activity in the fossil-fueled utility and industrial markets. Approximately $21,000 of the current backlog is expected to ship after 2015.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses and lower costs associated with discontinued operations. Gains (losses) on foreign exchange transactions approximated $18 and $(188) for the three and nine months ended September 30, 2015, respectively. While the value of the euro against the U.S. dollar decreased during the first nine months of the year, it rebounded slightly during the third quarter of 2015. By comparison, other income (expense) for the three and nine months ended September 30, 2014 included foreign exchange losses of $(236) and $(55), respectively.

Costs associated with discontinued operations are insignificant for each of the current year periods and approximated $(236) and $(276) for the three and nine months ended September 30, 2014, respectively.

Effective income tax rate increased for the nine months ended September 30, 2015 in comparison to the nine months ended September 30, 2014. The increase is primarily due to beneficial return-to-provision adjustments. The tax provision for an interim period is computed as the difference between the estimated tax provision for the year and the amounts reported for previous interim periods. Accordingly, the effective income tax rate from quarter-to-quarter or between a quarter and the comparable prior year quarter includes an adjustment necessary to record the year-to-date tax provision at the estimated annual effective income tax rate for that year.

Net (loss) income and earnings per common share for the three months ended September 30, 2015 and 2014 equaled $(1,511) or $(0.14) per common share and $(343) or $(0.03) per common share and $(1,959) or $(0.19) per common share and $856 or $0.08 per common share for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities decreased for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The majority of the decrease is associated with lower earnings.

Receivables decreased $8,201 from year end primarily due to lower sales in the third quarter of 2015 versus the fourth quarter of 2014 and an increase in days sales outstanding attributable to the mix of customers, slower payments by customers, and longer payment terms granted to customers. Inventories (excluding AUP inventory at the date of purchase) increased approximately $5,500 at September 30, 2015 from December 31, 2014 primarily due to higher inventory levels for the Forged and Cast Engineered Products segment including higher raw material levels to take advantage of reduced pricing and, to a lesser extent, delays in the delivery of rolls. Employee benefit obligations decreased at September 30, 2015 from December 31, 2014 by $8,044 primarily as a result of freezing a portion of the U.S. Defined Benefit Pension Plan in the first quarter.

Net cash flows used in investing activities include primarily capital expenditures for the Forged and Cast Engineered Products segment and purchase of AUP for approximately $5,000. As of September 30, 2015, commitments for future capital expenditures approximated $9,000, which is expected to be spent over the next 12-18 months.

Net cash flows used in financing activities were comparable for the nine months ended September 30, 2015 and 2014 and represented primarily payment of dividends.

As a result of all of the above, cash and cash equivalents decreased $9,671 and ended the period at $87,427 (of which approximately $10,443 is held by foreign operations) in comparison to $97,098 at December 31, 2014 (of which approximately $9,479 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of foreign funds is currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses, which had availability of approximately $9,000 (including £3,000 in the U.K. and €400 in Belgium) as of September 30, 2015.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.

(c) Changes in internal control over financial reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

(b)	By-laws

Incorporated by reference to the Form 8-K dated December 21, 2010.

(10)	Material Contracts

(a)	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and between Ampco-Pittsburgh Corporation and Rose Hoover.

(b)	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and between Ampco-Pittsburgh Corporation and Dee Ann Johnson.

(c)	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Robert G. Carothers.

(d)	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and among Ampco-Pittsburgh Corporation, Air & Liquid Systems Corporation and Terrence W. Kenny.

(31.1)	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE:	November 6, 2015	BY:	/s/ John S. Stanik
John S. Stanik Chief Executive Officer

DATE:	November 6, 2015	BY:	/s/ Marliss D. Johnson
Marliss D. Johnson Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10(a))	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and between Ampco-Pittsburgh Corporation and Rose Hoover.

	(10(b))	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and between Ampco-Pittsburgh Corporation and Dee Ann Johnson.

	(10(c))	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Robert G. Carothers.

	(10(d))	Amended and Restated Change in Control Agreement, dated as of November 4, 2015, by and among Ampco-Pittsburgh Corporation, Air & Liquid Systems Corporation and Terrence W. Kenny.

	(31.1)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(31.2)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	(32.1)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(32.2)	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(101)	Interactive Data File (XBRL)