Form 10-K
period 2015-12-31
AMPCO PITTSBURGH CORP
filed 2016-03-15
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR- 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	I.R.S. Employer ID No.
726 Bell Avenue, Suite 301
Carnegie, PA 15106	(412) 456-4400
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

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

Large Accelerated Filer          Accelerated Filer    ✓    Non-accelerated Filer        Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2015 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $126.5 million.

As of March 11, 2016, 12,216,578 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

ACQUISITIONS

On July 29, 2015, the Corporation acquired business and assets of Alloys Unlimited & Processing, Inc. (“AUP”), a supplier of specialty tool, alloy, and carbon steel round bar, as well as a provider of precision saw cutting, machining, rough turning and boring, heat treating and trepanning services to customers nationwide. The purchase price was $5 million and was funded by available cash. The business is now part of our Forged and Cast Engineered Products segment.

On March 3, 2016, the Corporation, through its indirect subsidiary Ampco UES Sub, Inc., completed an acquisition of Åkers AB and certain of its affiliated companies (collectively the “Åkers Group”) from Altor Fund II GP Limited. The base purchase price paid by the Corporation for the Åkers Group was approximately $75 million (subject to certain post-closing adjustments) and was payable $29 million in cash, $26 million in the form of a three-year note, and $20 million in shares of common stock of the Corporation. The business is now part of our Forged and Cast Engineered Products segment and is expected to approximately double the sales of the segment.

With the acquisition of Åkers Group, the roll business of the Forged and Cast Engineered Products segment of the Corporation is now operating under the name “Union Electric Åkers.” It constitutes the majority of the Forged and Cast Engineered Products segment.

FINANCIAL INFORMATION ABOUT SEGMENTS

The sales and operating profit of the Corporation’s two segments and the identifiable assets attributable to both segments for the three years ended December 31, 2015 are set forth in Note 19 (Business Segments) of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Engineered Products Segment

Union Electric Steel Corporation produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products which are used in the gas and oil industry and the aluminum and plastic extrusion industries. Although currently representing a minor portion of the segment’s business activity, sales of ingot and open die forged products are expected to grow and become a more significant portion of this segment’s business activity. Union Electric Steel Corporation is headquartered in Carnegie, Pennsylvania with three manufacturing facilities in Pennsylvania, one in Indiana and one in Ohio. It is one of the largest producers of forged hardened steel rolls in the world. In addition to a few domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. In 2007, a subsidiary of Union Electric Steel Corporation became a 49% partner in a joint venture in China to manufacture large forged backup rolls, principally in weights and sizes larger than those which can be made in the subsidiary’s facilities in the United States.

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

The following entities became indirect subsidiaries of Union Electric Steel Corporation as a result of the acquisition of the Åkers Group.

Åkers Sweden AB produces cast rolls for hot strip finishing, roughing mills and plate mills and medium/heavy section mills in a variety of iron and steel qualities. It is located in Åkers Styckebruk, Sweden.

Åkers Valji Ravne d.o.o. produces forged rolls for cluster mills and Z-Hi mills, work rolls for narrow and wide strip and aluminum mills, back-up rolls for narrow strip mills, as well as leveling rolls and shafts. It is located in Ravne, Slovenia.

Shanxi Åkers TISCO Roll Co. Ltd., is a joint venture between TISCO and Åkers AB in which Åkers AB holds a 60% interest, produces cast hot strip mill work rolls. It is located in Taiyuan, Shanxi Province, China.

National Roll Company is a division of Åkers National Roll Co. that produces cast rolls for hot and cold strip mills, as well as plate mills. It is located in Avonmore, Pennsylvania.

Vertical Seal Company is a division of Åkers National Roll Co. that manufactures bearings, bushings, key and keyless bearing sleeves, as well as provides a number of services, including rebuild of mill spare parts, chock inspection and repair, and onsite inspections and installations. It is located in Pleasantville, Pennsylvania.

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

The Forged and Cast Engineered Products segment has two international customers which constituted approximately 33% of its sales in 2015. The loss of both of these customers could have a material adverse effect on the segment.

For additional information on the products produced and financial information about each segment, see Note 19 (Business Segments) of this Annual Report on Form 10-K.

Raw Materials

Raw materials used in both segments are generally available from many sources and neither segment is dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by each segment are subject to significant variations in price. The Corporation’s subsidiaries generally do not purchase or commit for the purchase of a major portion of raw materials significantly in advance of the time they require such materials but do make forward commitments for the supply of natural gas and certain commodities (copper and aluminum). See Note 11 (Derivative Instruments) of this Annual Report on Form 10-K.

Patents

While the Corporation and its subsidiaries hold some patents, trademarks and licenses, in the opinion of management they are not material to either segment, other than in protecting the goodwill associated with the names under which products are sold.

Backlog

The backlog of orders at December 31, 2015 was approximately $142 million compared to a backlog of $168 million at year-end 2014. Approximately 19% of the backlog is expected to be released after 2016.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, that its subsidiaries are significant factors in each of the niche markets which they serve. Competition in both segments is based on quality, service, price and delivery. For additional information, see “Business” of this Annual Report on Form 10-K.

Research and Development

As part of an overall strategy to develop new markets and maintain leadership in each of the industry niches served, the Corporation’s subsidiaries in both segments incur expenditures for research and development. The activities that are undertaken are designed to develop new products, improve existing products and processes, enhance product quality, adapt products to meet customer specifications and reduce manufacturing costs. In the aggregate, these expenditures approximated $1.14 million in 2015, $1.33 million in 2014 and $1.41 million in 2013.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2015 and such expenditures are not expected to be material in 2016.

Employees

On December 31, 2015, the Corporation and its subsidiaries had 1,027 active employees.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The Forged and Cast Engineered Products segment has manufacturing operations in England, Sweden and Slovenia; European sales and engineering support group in Belgium; and sales offices in Brazil, China, Canada, Egypt, Germany, Singapore, Slovenia, South Korea, Sweden, Taiwan and Turkey. For financial information relating to foreign and domestic operations see Note 19 (Business Segments) of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for the past five years of the Executive Officers of the Corporation are as follows:

John S. Stanik (age 62). Mr. Stanik has served as the Corporation’s Chief Executive Officer since January 2015. He previously worked at Calgon Carbon Corporation, an international company specializing in purification products, technologies and services, from 1991 through 2012 when he retired for personal reasons. Mr. Stanik served as President and Chief Executive Officer of Calgon Carbon from 2003 to 2012 and became its Chairman of the Board in 2007.

Rose Hoover (age 60). Ms. Hoover has been employed by the Corporation for more than thirty-five years. She has served as President and Chief Administrative Officer of the Corporation since August 2015; Senior Vice President and Chief Administrative Officer of the Corporation since May 2011; Senior Vice President of the Corporation since 2009 and prior to that served as Vice President Administration of the Corporation since 2006. She also served as Secretary of the Corporation for more than five years.

Marliss D. Johnson (age 51). Ms. Johnson has been Chief Financial Officer and Treasurer of the Corporation since May 2013. Prior to that, she was Vice President, Controller and Treasurer of the Corporation for more than ten years. Ms. Johnson is a Certified Public Accountant with fourteen years of experience with a major accounting firm prior to joining the Corporation.

Maria Trainor (age 41). Ms. Trainor has served as Vice President, General Counsel and Secretary of the Corporation since June 2015. Prior to joining the Corporation, Ms. Trainor was a partner at K&L Gates, LLP, a major international law firm, where she had practiced for nearly fourteen years.

Robert G. Carothers (age 66). Mr. Carothers has been employed by Union Electric Steel, a subsidiary of the Corporation, for more than forty years. He has served as Chairman, Chief Executive Officer, and President of the Corporation’s Forged and Cast Engineered Products Segment since 2009 and prior to that served as President of Union Electric Steel since 1998.

Terrence W. Kenny (age 56). Mr. Kenny has been employed by the Corporation for almost thirty years. He has served as President of the Air and Liquid Processing Group since its organization in 2009 and prior to that served as Group Vice President of the Corporation for more than five years.

(1)	Officers serve at the discretion of the Board of Directors and none of the listed individuals serves as a director of a public company, except Mr. Stanik is a director of the Corporation and F.N.B. Corporation.

ITEM 1A. RISK FACTORS

From time to time, important factors may cause actual results to differ materially from future expected results based on performance expressed or implied by any forward-looking statements made by us, including known and unknown risks, uncertainties and other factors, many of which are not possible to predict or control. Several of these factors are described from time to time in our filings with the Securities and Exchange Commission, but the factors described in filings are not the only risks that are faced.

Cyclical demand for products and economic downturns may reduce the demand for, and sales of, our products, which could adversely affect our margins and profitability.

A significant portion of the Forged and Cast Engineered Products segment’s sales consists of rolling mill rolls to customers in the global steel industry which can be periodically impacted by economic or cyclical downturns. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for, and sales of, our forged and cast steel rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other competing roll producers lower selling prices in the marketplace in order to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on financial results. In addition, sales of non-roll product, consisting of open die forged product primarily for the gas and oil industries, are impacted by fluctuations in global energy prices.

Excess global capacity in steel industry could lower prices for our products, which would adversely affect our sales, margins and profitability, as well as collectability of receivables and salability of in-process inventory.

The global steel manufacturing capacity currently exceeds global consumption of steel products. Such excess capacity often results in manufacturers in certain countries exporting steel at prices significantly below their home market prices (often due to local government assistance or subsidies), which leads to global market destabilization and reduced sales and profitability of some of our and our subsidiaries’ customers, which, in turn, affects our sales and profit margins, as well as collectability of receivables and salability of in-process inventory.

Steel industry consolidation resulted in certain customers having increased buying power, which could put pressure on prices of our products and result in lower profit margins.

As a result of reduced demand for steel products, the steel industry has undergone structural change by way of consolidation and mergers. In certain markets, the resultant reduction in the number of steel plants and the increased buying power of the enlarged steel producing companies may put pressure on the selling prices and profit margins of rolls.

A reduction in the level of export sales, as well as other economic factors in foreign countries, may have an adverse impact on our financial results.

Exports are a significant proportion of our subsidiaries’ sales. Historically, changes in foreign exchange rates, particularly in respect of the U.S. dollar, British pound and the euro, have impacted the export of our products and may do so again in the future. Other factors which may adversely impact export sales and operating results include political and economic instability, export controls, changes in tax laws and tariffs and new indigenous producers in overseas markets. A reduction in the level of export sales may have an adverse impact on our financial results. In addition, exchange rate changes may allow foreign roll suppliers to compete in our home markets.

Increases in the value of the U.S. dollar relative to other currencies may adversely affect our business, results of operations and financial condition.

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

A downturn in capital spending in the United States and other jurisdictions may reduce demand for and sales of certain of our products, which would result in reduced profit margins.

Each of our businesses is susceptible to the general level of economic activity, particularly as it impacts industrial and construction capital spending. A downturn in capital spending in the United States and elsewhere may reduce demand for and sales of our subsidiaries’ air handling, power generation and refrigeration equipment, and rolling mill rolls. Lower demand may also reduce profit margins due to our competitors and us striving to maximize manufacturing capacity by lowering prices.

Commodity price increases, as well as any reductions in electricity or gas supply, could adversely impact our production, which would result in lower profitability.

Our subsidiaries use certain commodities in the manufacture of their products. These include steel scrap, ferroalloys and energy. Any sudden price increase may cause a reduction in profit margins or losses where fixed-priced contracts have been accepted or increases cannot be obtained in future selling prices. In addition, there may be curtailment in electricity or gas supply which would adversely impact production. Shortage of critical materials while driving up costs may be of such severity as to disrupt production, all of which may impact sales and profitability.

We may not be able to realize the expected benefits from the acquisitions that we make, and we may experience difficulties in integrating the acquired businesses.

We have made in the past, and will continue to make, certain acquisitions and enter into joint ventures, which are intended to complement or expand our businesses. These acquisitions involve a variety of challenges and risks. We may encounter difficulties integrating acquired businesses with our operations or applying our internal control processes to these acquisitions. Other risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, and potential disputes with the sellers. We may not be able to complete certain acquisitions due to antitrust laws and regulations in various jurisdictions. Additionally, we may not realize the degree of timing of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

A work stoppage or another industrial action on the part of any of our unions may be disruptive to our operations.

Our subsidiaries have several key operations which are subject to multi-year collective bargaining agreements with their hourly work forces. While we believe we have good relations with our unions, there is the risk of industrial action or work stoppage at the expiration of an agreement if contract negotiations break down, which may disrupt manufacturing and impact results of operations.

Dependence on certain equipment may cause an interruption in our production if such equipment is out of operation for an extended period of time, which would result in lower sales and profitability.

Our subsidiaries’ principal business relies on certain unique equipment such as an electric arc furnace and a spin cast work roll machine. Although a comprehensive critical spare inventory of key components for this equipment is maintained, if any such unique equipment is out of operation for an extended period, it may result in a significant reduction in our sales and earnings.

The ultimate liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries could have a material adverse effect on our consolidated financial condition or liquidity in the future.

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through year-end 2015, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings for the next ten years will not have a material adverse effect on our consolidated financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided for in our consolidated financial statements. Similarly, although the Corporation believes that the assumptions employed in valuing its insurance coverage were reasonable, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

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

The loss of any of our key management or our inability to attract or retain qualified personnel may prevent us from our implementing our business strategy.

Our success is dependent on the management, experience and leadership skills of our senior management team and key employees. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel with similar industry experience could prevent us from implementing our business strategy. We cannot assure you that we will be able to retain our existing senior management and key personnel or to attract additional qualified personnel when needed.

Potential attacks on information technology infrastructure and other cyber-based business disruptions could have a material adverse effect on our financial condition and results of operations.

We depend on integrated information technology (“IT”) systems to conduct our business. IT systems failures, including risks associated with upgrading our systems or in successfully integrating IT and other systems in connection with the integration of businesses we acquire, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages, computer and telecommunications failures, computer viruses, internal or external security breaches, events such as fires, earthquakes, floods, tornadoes and hurricanes, and/or errors by our employees. Cyber-based risks, in particular, are evolving and include both attacks to our IT infrastructure and attacks to the IT infrastructure of third parties in attempts to gain unauthorized access to our confidential or other proprietary information, or information relating to our employees, customers and other third parties. Although we have taken steps to address these concerns, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and results of operations.

We could be exposed to substantial liabilities resulting from non-compliance with domestic and international environmental laws and regulations.

We and our subsidiaries are subject to various domestic and international environmental laws and regulations that govern the discharge of pollutants and disposal of wastes and which may require that we and our subsidiaries investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. We and our subsidiaries could incur substantial cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims as a result of violations or liabilities under these laws or non-compliance with environmental permits required at our facilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are listed below. In addition, we have sales offices in the following countries: Belgium, Brazil, China, Egypt, France, Germany, Singapore, Slovenia, South Korea, Sweden, Turkey and Taiwan. See Note 4 (Property, Plant and Equipment) of this Annual Report on Form 10-K for disclosure of properties held as collateral.

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ENGINEERED PRODUCTS SEGMENT
Union Electric Steel Corporation
Route 18 Burgettstown, PA 15021	Manufacturing facilities	296,800 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501	Manufacturing facilities	40,000*	Metal and steel

Union Electric Steel UK Limited
Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

Åkers Sweden AB
Bruksallén 12SE-647 51 Åkers Styckebruk, Sweden	Manufacturing facilities and offices	394,000 on 162 acres	Steel framed, metal and brick

Åkers Valji Ravne d.o.o.
Koroška c. 14 SI-2390 Ravne na Koroškem, Slovenia	Manufacturing facilities and offices	106,000 on 2.1 acres	Brick

Åkers National Roll Company
400 Railroad Avenue Avonmore, PA 15618	Manufacturing facilities and offices	140,000 on 29.5 acres	Metal and steel

Vertical Seal Company
162 Chapman Road Pleasantville, PA 16341	Manufacturing facilities and offices	52,000 on 57 acres	Metal, steel and concrete

Shanxi Åkers TISCO Roll Co. Ltd.
No. 2 Jian Cao Ping Taiyuan, Shanxi, China	Manufacturing facilities and offices	338,000 on 14.6 acres	Metal, steel and brick

Alloys Unlimited and Processing, LLC
3760 Oakwood Avenue Austintown, Ohio 44515	Manufacturing facilities and offices	69,800*
AIR AND LIQUID PROCESSING SEGMENT
Air & Liquid Systems Corporation
Aerofin Division 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

Buffalo Air Handling Division
Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel

Buffalo Pumps Division
874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 9 acres	Metal, brick and cement block

*	Facility is leased.

The Corporation leases office space from Union Electric Steel Corporation. The Corporation subleases a portion of its offices space to Air & Liquid Systems Corporation for use as its headquarters. All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Engineered Products segment’s facilities operated within 65% to 75% of their normal capacity during 2015. The facilities of the Air and Liquid Processing segment operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking, etc. The number of work shifts is also taken into consideration.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of Air & Liquid Systems Corporation (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the two years ended December 31, 2015 and 2014.

(dollars in thousands)	2015	2014
Total claims pending at the beginning of the period	8,457	8,319
New claims served	1,424	1,466
Claims dismissed	(3,339)	(1,094)
Claims settled	(330)	(234)
Total claims pending at the end of the period (1)	6,212	8,457
Gross settlement and defense costs (in 000’s)	$19,199	$20,801
Average gross settlement and defense costs per claim resolved (in 000’s)	$5.23	$15.66

(1)	Included as “open claims” are approximately 430 and 1,647 claims in 2015 and 2014, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. On February 26, 2015, the Court issued final judgment. One insurer filed a notice of appeal from the judgment to the U.S. Court of Appeals to the Third Circuit; as a result, several other insurers, Howden, the Corporation, and Air & Liquid filed notices of case appeal. The appeals are presently pending, and the parties have been involved in a mediation through the Third Circuit’s mediator’s office.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189 million of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. The reserve at December 31, 2015 was $170 million. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $141 million ($125 million at December 31, 2015).

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2015 and 2014.

	2015	2014
Insurance receivable – asbestos, beginning of the year	$140,651	$110,741
Settlement and defense costs paid by insurance carriers	(15,228)	(17,159)
Changes in estimated coverage	0	47,069
Insurance receivable – asbestos, end of the year	$125,423	$140,651

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). Cash dividends have been paid on common shares in every year since 1965.

	2015 Per Share			2014 Per Share
	Common Stock Price			Common Stock Price
Quarter	High	Low	Dividends Declared	High	Low	Dividends Declared
First	$19.44	$16.19	$0.18	$20.91	$16.45	$0.18
Second	17.63	14.51	0.18	23.73	18.71	0.18
Third	15.80	10.55	0.18	24.90	19.62	0.18
Fourth	12.57	9.66	0.18	22.28	16.75	0.18
Year	19.44	9.66	0.72	24.90	16.45	0.72

The number of registered shareholders at December 31, 2015 and 2014 equaled 373 and 400, respectively.

STOCK PERFORMANCE GRAPH

Comparison of Five Year Cumulative Total Return

Standard & Poors 500, NYSE Composite and Morningstar’s Steel Industry

(Performance results through December 31, 2015)

COMPARISON OF CUMULATIVE TOTAL RETURN*

Assumes $100 invested at the close of trading on the last trading day preceding January 1, 2010 in Ampco-Pittsburgh Corporation common stock, Standard & Poors 500 Index, NYSE Composite Index and Morningstar’s Steel Industry group.

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

Historical stock price performance shown on the above graph is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31,
(dollars, except per share amounts, and shares outstanding in thousands)	2015	2014	2013	2012	2011
Net sales	$ 238,480	$ 272,858	$ 281,050	$ 292,905	$ 344,816

Net income (loss)(1)	1,373	(1,187)	12,437	8,355	21,309

Total assets	506,156	536,409	502,673	533,179	531,632

Shareholders’ equity	211,423	205,148	234,995	192,093	192,872

Net income (loss) per common share:

Basic(1)	0.13	(0.11)	1.20	0.81	2.07

Diluted	0.13	(0.11)	1.20	0.80	2.05

Per common share:

Cash dividends declared	0.72	0.72	0.72	0.72	0.72

Shareholders’ equity	20.25	19.68	22.65	18.57	18.68

Market price at year end	10.26	19.25	19.45	19.98	19.34

Weighted average common shares outstanding	10,435	10,405	10,358	10,338	10,319

Number of registered shareholders	373	400	423	454	487

Number of employees	1,027	1,076	1,109	1,178	1,240
(1)	Net income (loss) includes:

2015 – After-tax asbestos-related proceeds of $9,316 or $0.89 per common share received from two insurance carriers in rehabilitation (see Note 17 to Consolidated Financial Statements).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation and its subsidiaries (the “Corporation”) manufacture and sell highly engineered, high performance specialty metal products and customized equipment utilized by industry throughout the world. We operate in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment.

The Forged and Cast Engineered Products segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries. UES is headquartered in

Carnegie, Pennsylvania and has three manufacturing facilities in Pennsylvania, one in Indiana and one in Ohio. It is one of the largest producers of forged hardened steel rolls in the world. In addition to a few domestic competitors, several major European, South American and Asian manufacturers also compete in both the domestic and foreign markets. UES-UK produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. Located in Gateshead, England, it is a major supplier of cast rolls to the metalworking industry worldwide and primarily competes with European, Asian and North and South American companies in both domestic and foreign markets.

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air and Liquid”), a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/Commercial, fossil fuel, nuclear power generation and industrial process. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil fuel power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

In July 2015, a subsidiary of Union Electric Steel acquired the business and assets of Alloys Unlimited & Processing, Inc. (“AUP”), a supplier of specialty tool, alloy, and carbon steel round bar. The acquisition provides diversification and growth opportunities for our Forged and Cast Engineered Products group and increased ability to provide quick turnaround and emergency supply to customers.

On March 3, 2016, Union Electric Steel acquired Åkers AB and certain of its affiliated companies (excluding Åkers AB’s operations in France and Belgium) from Altor Fund II GP Limited. The business is a part of the Forged and Cast Engineered Products segment. Åkers AB has been a leader in the production of forged and cast rolls since 1806. The acquisition adds roll production facilities in Sweden, the United States, Slovenia, and China; 14 sales offices; and a service capability in the United States. It enables cast roll production in the United States, forged roll production in Europe, and a low-cost product alternative for customers. The base purchase price of $75,000 (which is subject to certain post-closing adjustments) was payable $29,000 in cash, $26,000 in the form of a three-year note, and $20,000 in shares of common stock of the Corporation. Future consolidated financial statements of the Corporation will include the results of operations of the acquired entities from the date of acquisition.

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity due to an overall reduction in demand for roll product. Market conditions in the United States, Europe and other world regions remain difficult due to weaknesses in our customer base, which is suffering from excess steelmaking capacity and an over-supply of rolls worldwide. The strengthening of the U.S. dollar and British pound against most major currencies has further hampered opportunity. With the global steelmaking industry operating below capacity, customer emphasis has been on roll cost versus performance. Accordingly, pricing has suffered and profit margins have decreased. Demand for rolls was weak and pricing pressure was fierce in 2015. We do not anticipate improvement in the steel market in 2016 but believe a slow turnaround should begin in 2017. While currently representing a minor portion of the segment’s business activity, ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although being affected by weak demand as a result of the falloff in crude oil pricing, sales of other forging products have offset some of the effects of constraints currently affecting the roll market and utilizing available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. Similar to UES, the joint venture has been adversely impacted by the global economy, resulting in significantly depressed pricing, reduced demand and excess roll inventories with its potential customer base in China. Losses have been incurred since 2009, in which we have recognized our share (49%) in our consolidated statements of operations, and are expected to continue through 2016 and into 2017. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($1,757 at December 31, 2015) to determine if future charges are necessary.

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry continues to be strong while a decline in the fossil-fueled power generation market and industrial markets is negatively affecting our heat exchange business. The downturn in the fossil-fueled power generation market is due to a falloff in spending for coal-fired power plants while the industrial markets are being impacted by lower spending in the industrial replacement market and increased competition. Demand for custom air handling systems has improved while competitive pricing pressures continue. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and revise the sales and marketing approach.

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2015		2014		2013
Net Sales:
Forged and Cast Engineered Products	$152,267	64%	$179,388	66%	$187,286	67%
Air and Liquid Processing	86,213	36%	93,470	34%	93,764	33%
Consolidated	$238,480	100%	$272,858	100%	$281,050	100%
Income (Loss) from Operations:
Forged and Cast Engineered Products	$(3,444)		$4,380		$13,936
Air and Liquid Processing(1)	23,166		4,222		24,945
Corporate costs	(14,675)		(8,522)		(9,914)
Consolidated	$5,047		$80		$28,967
Backlog:
Forged and Cast Engineered Products	$106,582	75%	$131,118	78%	$159,344	81%
Air and Liquid Processing	35,243	25%	36,830	22%	38,117	19%
Consolidated	$141,825	100%	$167,948	100%	$197,461	100%

(1)	Income (loss) from operations for the Air and Liquid Processing segment for 2015 includes pre-tax asbestos-related proceeds of $14,333 received from two insurance carriers in rehabilitation whereas 2014 includes a pre-tax charge of $4,487 for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries and 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers (see Note 17 to Consolidated Financial Statements).

Consolidated net sales for 2015 declined when compared to 2014 and 2013 primarily due to a lower volume of shipments and weaker pricing for our Forged and Cast Engineered Products group. Sales for the Air and Liquid Processing group decreased in 2015 against the two previous years principally as a result of a lower level of shipments to the fossil-fueled utility and industrial markets. A discussion of sales and backlog for the Corporation’s two segments is included below.

Operating income for 2015 includes asbestos-related proceeds of $14,333 received from two insurance carriers in rehabilitation whereas 2014 includes a pre-tax charge of $4,487 for estimated additional costs of asbestos-related litigation through 2024 net of estimated insurance recoveries and 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022. Corporate expenses are greater in the current year due to acquisition-related costs of $3,383, a pension curtailment charge of $949 (see Note 7 to Consolidated Financial Statements) and centralization of back office functions which transferred approximately $1,600 of employee-related costs from the operating entities to Corporate. The decrease in corporate expenses in 2014 from 2013 is primarily due to lower employee-related expenses including pension and other post-retirement benefit costs.

Gross margin, excluding depreciation, as a percentage of net sales, was 17.8%, 19.9% and 22.7% for 2015, 2014 and 2013, respectively. The decrease over the years is primarily attributable to our Forged and Cast Engineered Products segment which has been adversely impacted by a lower volume of shipments, a reduction in the level of production and ongoing price concessions to remain competitive. For 2014 compared to 2013, the impact to gross margin is somewhat offset by lower pension and other postretirement benefit costs of approximately $3,927.

Selling and administrative expenses totaled $39,510 (16.6% of net sales), $37,380 (13.7% of net sales) and $39,682 (14.1% of net sales) for 2015, 2014 and 2013, respectively. The increase in 2015 from 2014 is principally attributable to acquisition-related costs of $3,383 and charges associated with the curtailment of the U.S. defined benefit plan of $949 offset by collection of accounts receivable previously written off of approximately $750 and lower commissions of $539. The decrease in 2014 from 2013 is principally related to lower pension and other postretirement costs of $1,216 and commissions of $878.

The credit for asbestos litigation in 2015 represents asbestos-related proceeds received from two insurance carriers in rehabilitation which, because of their potential insolvency, were not included in the insurance receivable previously recorded. The charge for asbestos litigation in 2014 represents an extension of the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, from 2022 to the end of 2024. The credit for asbestos litigation in 2013 represents the estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers in 2013. The claims result from alleged personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain companies which now operate as divisions of the Air and Liquid Processing segment. See Note 17 to Consolidated Financial Statements.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange losses and charges related to operations discontinued years ago. Losses on foreign exchange transactions approximated $(324), $(488) and $(227) for 2015, 2014 and 2013, respectively, and charges related to operations discontinued years ago equaled $(144), $(443) and $(1,412), respectively.

Our U.S. federal statutory income tax rate equals 35% which compares to an effective income tax rate of 58.3%, 85.9% and 21.4% for 2015, 2014 and 2013, respectively. The effective income tax rate for 2015 is higher than our federal statutory income rate due to the non-deductibility of acquisition-related costs, state income taxes and a lower statutory income tax rate in jurisdictions where foreign operations incurred a net loss (thereby generating less of a tax benefit). The effective income tax rate for 2014 is greater than our federal statutory income tax rate due to a reduction in current year earnings, which caused permanent adjustments to have a greater impact on the overall effective income tax rate, and the revaluation of deferred income tax assets associated with decreases in the state income tax rates for New York and Indiana. The effective income tax rate for 2013 was lower than our federal statutory income tax rate due to beneficial permanent differences for our domestic operations and tax benefit related to the impairment charge recognized on our investment in a forged roll joint venture company.

Equity losses in the Chinese joint venture represent Union Electric Steel’s share (49%) of the losses of UES-MG and, for 2013, the impairment charge we recognized on our investment in the joint venture company (see Note 2 to Consolidated Financial Statements).

As a result of the above, for 2015, we earned $1,373, or $0.13 per common share, which includes an after-tax credit of $5,088, or $0.49 per common share, for the net benefit of proceeds received from insurance carriers in rehabilitation offset by acquisition-related costs and curtailment charges. For 2014, we lost $1,187, or $0.11 per common share, which includes an after-tax charge of $2,916, or $0.28 per common share, for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries. For 2013, we earned $12,437, or $1.20 per common share, which includes an after-tax credit of $10,621, or $1.03 per common share, for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers offset by an after-tax charge of $4,165, or $0.40 per common share, to recognize an other-than-temporary impairment of our investment in a forged roll joint venture company for a net increase to net income of $6,456, or $0.63 per common share.

Forged and Cast Engineered Products

	2015	2014	2013
Net sales	$152,267	$179,388	$187,286
Operating (loss) income	$(3,444)	$4,380	$13,936
Backlog	$106,582	$131,118	$159,344

For 2015, net sales continued to decline primarily as a result of an ongoing decrease in the volume of traditional roll shipments (approximately $56,000 over the two year period) partially offset by an increase in shipments of other forging products (approximately $21,000 over the two year period).

The decrease in the volume of shipments impacted operating results by $4,800 and $3,000 for 2015 and 2014, respectively. Weaker margins and an under-recovery of costs resulting from lower production levels further affected earnings by approximately $7,200 and $4,500 for the same periods. Lower freight and commission costs offset the impact by approximately $1,100 and $1,850 for 2015 and 2014, respectively. Additionally, collection of accounts receivable written off in the previous year of approximately $750 and centralization of back office functions, which transferred approximately $1,400 of employee-related costs from the segment to

Corporate, also benefited earnings in 2015 versus 2014. Operating income for 2013 includes receipt of $1,500 of insurance proceeds for lost margin on rolls damaged in an earlier year and a reduction of warranty-related provisions as a result of improved quality.

The weighted-average exchange rate used to translate sales of our U.K. operations from the British pound to the U.S. dollar for 2014 was higher than the rate for 2015 and 2013. As a result, 2014 sales were more than 2015 and 2013 by approximately $4,000 and $2,900, respectively. The impact from the change in the weighted-average exchange rates to operating income was not significant.

Backlog at the end of 2015 decreased from earlier years due to a combination of lower demand from roll customers who continue to operate below capacity causing shipments to outpace new orders, larger customers placing orders quarter by quarter versus annually, and the strong U.S. dollar and British pound against major international currencies, especially the euro. As of December 31, 2015, approximately $26,346 of the backlog is expected to be released after 2016.

Air and Liquid Processing

	2015	2014	2013
Net sales	$86,213	$93,470	$93,764
Operating income	$23,166	$4,222	$24,945
Backlog	$35,243	$36,830	$38,117

For 2015, net sales for the segment decreased approximately 8% when compared to 2014 and 2013. The most significant impact came from the sale of heat exchange coils which fell by approximately 23% over the two year period due to a lower volume of shipments to the fossil-fueled utility and industrial markets which are being impacted by reduced demand and increased competition. Net sales of air handling units and pumps were comparable between the periods.

Operating income fluctuated between the periods primarily as a result of asbestos-related items. For 2015, operating income includes $14,333 of proceeds received from two insurance carriers in rehabilitation which, because of their potential insolvency, were not included in the insurance receivable previously recorded. By comparison, operating income for 2014 includes a pre-tax charge of $4,487 for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries and, for 2013, a pre-tax credit of $16,340 for the estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers during the year. Despite lower sales for the segment in 2015, operating income benefited from a better product mix, cost containment and centralization of back office functions which transferred approximately $200 of employee-related costs from the segment to Corporate.

Backlog at the end of 2015 declined from the previous two years due to a fall-off in orders for heat exchange coils primarily for the fossil-fueled utility and industrial markets. Although still less than two years ago, backlog for air handling units and pumps improved during the current year helping to offset the shortfall for coils. The majority of the year-end backlog is scheduled to ship in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for 2015 equaled $20,505 compared to $19,975 and $37,774 for 2014 and 2013, respectively. In 2015, we received asbestos-related proceeds of $14,333 from two insurance carriers in rehabilitation. In 2014 and 2013, we adjusted our asbestos-related liabilities and/or receivables which resulted in an additional charge (credit) for asbestos litigation being recognized. While the additional charge (credit) impacted earnings, it did not affect cash flows by the same amount. Instead, the asbestos liability, net of insurance recoveries, will be paid over a number of years and will generate tax benefits. Net asbestos-related payments, including reimbursement of past costs, equaled $3,971, $3,642 and $(985) in 2015, 2014 and 2013, respectively, and are expected to approximate $4,000 in 2016. Contributions to our pension and other postretirement plans approximated $2,600 in 2015, $2,500 in 2014 and $7,400 in 2013 (of which $5,000 were voluntary contributions). As a result of voluntary contributions and relief provided by Moving Ahead for Progress in the 21st Century (“MAP-21”) and subsequently the Highway and Transportation Funding Act of 2014 (“HAFTA”), which reduces funding requirements for single-employer defined benefit plans, no minimum contributions are required for 2016. Additional voluntary contributions may be made however. Net cash flows provided by operating activities for 2015 benefitted from a decrease in accounts receivable attributable to lower sales in the fourth quarter of 2015 versus the fourth quarter of 2014 offset by an increase in days sales outstanding attributable to the mix of customers, slower payments by customers, and longer payment terms granted to customers.

Net cash flows used in investing activities were $14,299, $13,219 and $11,926 in 2015, 2014 and 2013, respectively, the majority of which represents capital expenditures for our Forged and Cast Engineered Products group and purchase of AUP for approximately $5,000. As of December 31, 2015, anticipated future capital expenditures approximate $9,341, the majority of which will be spent in 2016.

Net cash outflows from financing activities represent primarily the payment of dividends of $0.72 per common share. Additionally, stock options were exercised in 2014 and 2013 resulting in proceeds from the issuance of common stock and excess tax benefits.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $1,976 in 2015 and ended the year at $95,122 (of which $10,785 is held by foreign operations) in comparison to $97,098 and $97,910 at December 31, 2014 and 2013, respectively. Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of foreign funds is currently deemed to be permanently reinvested and no additional provision for income tax has been made. Funds on hand and funds generated from future operations are expected to be sufficient to finance our operational and capital expenditure requirements. We also maintain short-term lines of credit in excess of the cash needs of our businesses which had availability at December 31, 2015 of approximately $8,100 (including £2,500 in the United Kingdom and €400 in Belgium).

We had the following contractual obligations outstanding as of December 31, 2015:

	Payments Due by Period
	Total	<1 year	1–3 years	3–5 years	>5 years	Other
Industrial Revenue Bonds(1)	$13,311	$0	$0	$4,120	$9,191	$0
Operating Lease Obligations	2,623	581	760	472	810	0
Capital Expenditures	9,341	9,341	0	0	0	0
Pension and Other Postretirement Benefit Obligations(2)	50,873	2,647	10,889	19,968	17,369	0
Purchase Obligations(3)	4,554	3,605	949	0	0	0
Unrecognized Tax Benefits(4)	315	0	0	0	0	315
Total	$81,017	$16,174	$12,598	$24,560	$27,370	$315

(1)	Represents principal only. Interest is not included since it is variable; interest rates averaged less than 1% in the current year. The Industrial Revenue Bonds begin to mature in 2020; however, if the bonds are unable to be remarketed they will be refinanced under a separate facility. See Note 6 to Consolidated Financial Statements.

(2)	Represents estimated contributions to our pension and other postretirement plans. Actual required contributions are contingent on a number of variables including future investment performance of the plans’ assets and may differ from these estimates. Contributions to the U.S. defined benefit plan are based on the projected funded status of the plan including anticipated normal costs, amortization of unfunded liabilities and an 8% expected return on plan assets. A significant portion of the U.S. defined benefit plan was frozen as of December 31, 2015. With respect to the U.K. defined benefit plan, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan over an agreed period. See Note 7 to Consolidated Financial Statements.

(3)	Represents primarily commitments by one of our Forged and Cast Engineered Products subsidiaries for the purchase of natural gas through 2017 covering approximately 49% of anticipated needs. See Note 11 to Consolidated Financial Statements.

(4)	Represents uncertain tax positions. Amount included as “Other” represents portion for which the period of cash settlement cannot be reasonably estimated. See Note 13 to Consolidated Financial Statements.

With respect to environmental matters, we are currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required and the identification of new sites. However, we believe the potential liability for all environmental proceedings of approximately $300 accrued at December 31, 2015 is considered adequate based on information known to date (see Note 18 to Consolidated Financial Statements).

The nature and scope of our business brings us into regular contact with a variety of persons, businesses and government agencies in the ordinary course of business. Consequently, we and certain of our subsidiaries from time to time are named in various legal actions. Generally, we do not anticipate that our financial condition or liquidity will be materially affected by the costs of known, pending or threatened litigation. However, claims have been asserted, principally against Air and Liquid, alleging personal injury from exposure to asbestos-containing components historically used in some products and there can be no assurance that future claims will not present significantly greater and longer lasting financial exposure than presently contemplated (see Note 17 to Consolidated Financial Statements).

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements include operating leases, capital expenditures and purchase obligations disclosed in the contractual obligations table and the letters of credit unrelated to the Industrial Revenue Bonds as discussed in Note 8 to the Consolidated Financial Statements.

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on 2016 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb some portion to all of the increase. Product pricing for the Forged and Cast Engineered Products segment is reflective of current costs with a majority of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Additionally, long-term labor agreements exist at each of the key locations (see Note 8 to Consolidated Financial Statements). Finally, commitments have been executed for natural gas usage and certain commodities (copper and aluminum) to cover a portion of orders in the backlog (see Note 11 to Consolidated Financial Statements).

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that are important to the presentation of our financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to accounting for pension and other postretirement benefits, assessing recoverability of long-lived assets, litigation and income taxes.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from our actuary is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, longevity, rates of increases in compensation, employee turnover and discount rates. The curtailment of the U.S. defined benefit plan in 2015 will help to mitigate the volatility in net periodic pension cost resulting from changes in these assumptions to a certain extent.

The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return of 8% for our domestic plan and 5.40% for our foreign plan to be reasonable. Actual returns on plan assets for 2015 and 2014, respectively, approximated (2.27)% and 6.93% for our domestic plan and 3.43% and 12.40% for our foreign plan. Because of deteriorating conditions in the financial markets during 2015, with both the Dow and S&P 500 reporting their worst years since the markets collapsed in 2008, we do not believe current investment returns to be indicative of future returns.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return for high-quality fixed-income investments currently available and expected to be available during the period to maturity of pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates of 4.40% for our domestic plan, 4.20% for our other postretirement benefits plan and 3.65% for our foreign plan as of December 31, 2015 to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,900. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $10,000. Conversely, an increase in the expected long-term rate of return would decrease annual pension expense and an increase in the discount rate would decrease projected and accumulated benefit obligations. The actual increase in the discount rates at December 31, 2015 from December 31, 2014 (from 4.10% to 4.40% for our domestic plans, 4.00% to 4.20% for our other postretirement benefits plan and 3.50% to 3.65% for our foreign plan) decreased projected and accumulated benefit obligations and increased the funded status of the plans by approximately $11,000 as of December 31, 2015. See Note 7 to Consolidated Financial Statements.

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

We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2015.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries are involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted, principally against Air and Liquid, alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by certain companies which now operate as divisions of Air & Liquid Systems. To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hire a nationally-recognized asbestos-liability expert and insurance consultant. Based on their analyses, reserves for probable and reasonably estimable costs of Asbestos Liabilities including defense costs and receivables for the insurance recoveries that are deemed probable are established. These amounts rely on assumptions which are based on currently known facts and strategy.

In 2014, we undertook a review of Asbestos Liability claims, defense costs and the likelihood for insurance recoveries. Key variables in these assumptions are summarized in Note 17 to the Consolidated Financial Statements and include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, the resolution of coverage issues with insurance carriers, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and our ability to recover under our insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results.

We intend to evaluate the estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the incurrence of future charges; however, we are currently unable to estimate such future charges. Adjustments, if any, to our estimate of recorded Asbestos Liability and/or insurance receivables could be material to our operating results for the periods in which the adjustments to the liability or receivable are recorded, and to our liquidity and consolidated financial position.

Accounting for income taxes includes our evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income (loss). Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in a credit to net income (loss). As of December 31, 2015, we have net deferred income tax assets approximating $20,569.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2015, based on information known to date, we believe the amount of unrecognized tax benefits of $315 for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities is adequate.

See Note 13 to the Consolidated Financial Statements.

RECENTLY IMPLEMENTED ACCOUNTING PRONOUNCEMENTS

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets be classified as noncurrent in the balance sheet. The guidance becomes effective January 1, 2017; however, early adoption is permitted. Accordingly, we adopted the provisions of ASU 2015-17 as of December 31, 2015, which resulted in a reclassification of deferred income tax assets of $5,477 from current to noncurrent in our December 31, 2014 consolidated balance sheet.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective January 1, 2018. We are currently evaluating the impact the guidance will have on our financial position, operating results and liquidity.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance becomes effective January 1, 2017 with earlier application permitted. We do not expect the guidance will have a significant impact on our financial position, operating results and liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance becomes effective January 1, 2019. We are currently evaluating the impact the guidance will have on our financial position, operating results and liquidity.

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

To reduce the effect of price changes for certain of our raw materials and energy, we enter into contracts for particular commodities (copper and aluminum) and purchase a portion of our energy usage in advance. Based on estimated annual purchases, a 10% fluctuation in commodity prices (including electricity, natural gas, steel scrap and ferroalloys) would have impacted 2015 and 2014 by approximately $6,500 and $7,500, respectively. There is no guarantee that fluctuations in commodity prices will be limited to 10%. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions with us potentially having to absorb a portion to all of such increase. However, a sales price surcharge mechanism is in place with a majority of the customers of our Forged and Cast Engineered Products segment which helps to protect against the volatility in the cost of certain raw materials.

See also Note 11 to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2015	2014
Assets

Current assets:

Cash and cash equivalents	$95,122	$97,098

Receivables, less allowance for doubtful accounts of $983 in 2015 and $1,374 in 2014	44,877	54,863

Inventories	59,734	54,713

Insurance receivable – asbestos	17,000	17,000

Other current assets	2,949	3,105

Total current assets	219,682	226,779

Property, plant and equipment, net	146,913	149,839

Insurance receivable – asbestos	108,423	123,651

Deferred income tax assets	20,569	25,532

Investments in joint ventures	3,097	3,914

Other noncurrent assets	7,472	6,694

	$506,156	$536,409
Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$13,959	$16,721

Accrued payrolls and employee benefits	9,183	8,250

Industrial Revenue Bond debt	13,311	13,311

Asbestos liability – current portion	21,000	21,000

Other current liabilities	23,880	22,208

Total current liabilities	81,333	81,490

Employee benefit obligations	63,702	81,216

Asbestos liability	148,849	168,048

Other noncurrent liabilities	849	507

Total liabilities	294,733	331,261
Commitments and contingent liabilities (Note 8)

Shareholders’ equity:

Common stock – par value $1; authorized 20,000 shares; issued and outstanding 10,440 shares in 2015 and 10,426 shares in 2014	10,440	10,426

Additional paid-in capital	128,840	127,526

Retained earnings	129,742	135,949

Accumulated other comprehensive loss	(57,599)	(68,753)

Total shareholders’ equity	211,423	205,148

	$506,156	$536,409

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,

(in thousands, except per share amounts)	2015	2014	2013

Net sales	$238,480	$272,858	$281,050

Operating costs and expenses:

Costs of products sold (excluding depreciation)	196,091	218,597	217,342

Selling and administrative	39,510	37,380	39,682

Depreciation	11,787	11,818	11,342

(Credit) charge for asbestos litigation	(14,333)	4,487	(16,340)

Loss on disposition of assets	378	496	57

	233,433	272,778	252,083

Income from operations	5,047	80	28,967
Other income (expense):

Investment-related income	174	171	89

Interest expense	(226)	(236)	(245)

Other – net	(475)	(907)	(1,631)

	(527)	(972)	(1,787)
Income (loss) before income taxes and equity losses in Chinese joint venture	4,520	(892)	27,180

Income tax (provision) benefit	(2,633)	766	(5,813)

Equity losses in Chinese joint venture (including an impairment charge of $6,407 in 2013)	(514)	(1,061)	(8,930)

Net income (loss)	$1,373	$(1,187)	$12,437
Net income (loss) per common share:

Basic	$0.13	$(0.11)	$1.20

Diluted	0.13	(0.11)	1.20

Weighted average number of common shares outstanding:

Basic	10,435	10,405	10,358

Diluted	10,447	10,405	10,406

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
(in thousands)	2015	2014	2013

Net income (loss)	$1,373	$(1,187)	$12,437

Other comprehensive income (loss), net of income tax where applicable:

Adjustments for changes in:

Foreign exchange translation	(3,967)	(4,703)	1,820

Unrecognized employee benefit costs (including effects of foreign currency translation)	10,713	(21,392)	28,678

Unrealized holding (losses) gains on marketable securities	(239)	88	431

Fair value of cash flow hedges	(475)	(323)	(251)

Reclassification adjustments for items included in net income (loss):

Amortization of unrecognized employee benefit costs	4,740	3,458	5,643

Realized gains from sale of marketable securities	(53)	(111)	(57)

Realized losses from settlement of cash flow hedges	435	95	246

Other comprehensive income (loss)	11,154	(22,888)	36,510

Comprehensive income (loss)	$12,527	$(24,075)	$48,947

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance January 1, 2013	$10,346	$124,464	$139,658	$ (82,375)	$192,093

Stock-based compensation		996			996

Comprehensive income:

Net income			12,437		12,437

Other comprehensive income				36,510	36,510

Comprehensive income					48,947

Issuance of common stock including excess tax benefits of $5	27	392			419

Cash dividends ($0.72 per share)			(7,460)		(7,460)
Balance, December 31, 2013	10,373	125,852	144,635	(45,865)	234,995

Stock-based compensation		835			835

Comprehensive loss:

Net loss			(1,187)		(1,187)

Other comprehensive loss				(22,888)	(22,888)

Comprehensive loss					(24,075)

Issuance of common stock including excess tax benefits of $60	53	839			892

Cash dividends ($0.72 per share)			(7,499)		(7,499)
Balance December 31, 2014	10,426	127,526	135,949	(68,753)	205,148

Stock-based compensation		1,103			1,103

Comprehensive income:

Net income			1,373		1,373

Other comprehensive income				11,154	11,154

Comprehensive income					12,527

Issuance of common stock including excess tax benefits of $0	14	211			225

Cash dividends ($0.72 per share)			(7,580)		(7,580)

Balance December 31, 2015	$10,440	$128,840	$129,742	$ (57,599)	$211,423

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,373	$(1,187)	$12,437
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation	11,787	11,818	11,342
Charge (credit) for asbestos litigation	0	4,487	(16,340)
Deferred income tax provision	(2,302)	(4,556)	111
Pension and other post retirement expense in excess of contributions	4,972	5,248	6,491
Stock-based compensation	1,328	1,102	1,196
Equity losses in Chinese joint venture (including an impairment charge of $6,407 in 2013)	514	1,061	8,930
Provisions for bad debts and inventories	862	2,343	155
Provision for warranties net of settlements	(159)	(36)	204
Excess tax benefits from the exercise of stock options	0	(60)	(5)
Loss on disposition of assets	378	496	57
Other – net	577	51	51
Changes in assets/liabilities:
Receivables	9,391	(6,863)	4,196
Inventories	(4,527)	7,125	7,060
Other assets, including insurance receivable – asbestos	15,300	18,161	28,179
Accounts payable	(3,003)	1,588	(183)
Accrued payrolls and employee benefits	452	(938)	(2,045)
Other liabilities, including asbestos liability	(16,438)	(19,865)	(24,062)
Net cash flows provided by operating activities	20,505	19,975	37,774
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,407)	(13,309)	(11,805)
Purchase of Alloys Unlimited & Processing, Inc.	(5,000)	0	0
Purchases of long-term marketable securities	(631)	(843)	(921)
Proceeds from the sale of long-term marketable securities	728	748	782
Other	11	185	18
Net cash flows used in investing activities	(14,299)	(13,219)	(11,926)
Cash flows from financing activities:
Dividends paid	(7,512)	(7,489)	(7,455)
Proceeds from the issuance of common stock	0	581	214
Excess tax benefits from the exercise of stock options	0	60	5
Net cash flows used in financing activities	(7,512)	(6,848)	(7,236)
Effect of exchange rate changes on cash and cash equivalents	(670)	(720)	409
Net (decrease) increase in cash and cash equivalents	(1,976)	(812)	19,021
Cash and cash equivalents at beginning of year	97,098	97,910	78,889
Cash and cash equivalents at end of year	$95,122	$97,098	$97,910
Supplemental disclosures of cash flow information:
Income tax payments	$3,247	$3,418	$2,905
Interest payments	225	237	246
Non-cash investing activities:
Purchases of property, plant and equipment in accounts payable	$329	$387	$884

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation and its subsidiaries (the “Corporation”) manufacture and sell highly engineered, high performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments.

The Forged and Cast Engineered Products segment consists of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). Union Electric Steel produces ingot and forged products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used in cold rolling by producers of steel, aluminum and other metals throughout the world. In addition, it produces ingot and open die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries. In July 2015, UES acquired the business and assets (principally comprised of receivables, inventories and property, plant and equipment) of Alloys Unlimited & Processing, Inc. (“AUP”), a supplier of specialty tool, alloy, and carbon steel round bar for approximately $5,000. The consolidated financial statements of the Corporation include the results of operations of AUP from the date of acquisition. UES is headquartered in Carnegie, Pennsylvania and has three manufacturing facilities in Pennsylvania, one in Indiana and one in Ohio. It is one of the largest producers of forged hardened steel rolls in the world. UES-UK produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. Located in Gateshead, England, it is a major supplier of cast rolls to the metalworking industry worldwide and primarily competes with European, Asian and North and South American companies in both domestic and foreign markets.

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air and Liquid”), a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/Commercial, fossil fuel, nuclear power generation and industrial process. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil fuel power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include valuing the assets and obligations related to employee benefit plans, assessing the carrying value of long-lived assets, accounting for loss contingencies associated with claims and lawsuits and accounting for income taxes. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below. Certain amounts for the preceding periods have been reclassified for comparative purposes.

Consolidation

All subsidiaries are wholly owned and are included in the consolidated financial statements of the Corporation. Intercompany accounts and transactions are eliminated. Investments in joint ventures where the Corporation owns 20% to 50% of the voting stock and has the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the equity method of accounting. Investments in joint ventures whereby the Corporation does not have the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the cost method of accounting. Investments in joint ventures are reviewed for impairment whenever events or circumstances indicate the carrying amount of the investment may not be recoverable. If the estimated fair value of the investment is less than the carrying amount and such decline is determined to be “other than temporary,” then the investment may not be fully recoverable potentially resulting in a write-down of the investment value.

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

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net income (loss) or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net income (loss) upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. With respect to employee benefit plans, unamortized prior service costs are included in net income (loss) either immediately upon curtailment of the employee benefit plan or over the average remaining service period of employees expected to receive benefits and unrecognized actuarial gains and losses are included in net income (loss) indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. Unrealized holding gains and losses on securities are included in net income (loss) when the underlying security is sold. Changes in the fair value of derivatives are included in net income (loss) when the projected sale occurs or, if a foreign currency purchase contract, over the estimated useful life of the underlying asset.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock awards, calculated using the treasury stock method. The computation of diluted earnings per share would not assume the exercise of an outstanding stock award if the effect on earnings per common share would be antidilutive. Similarly, the computation of diluted earnings per share would not assume the exercise of outstanding stock awards if the Corporation incurred a net loss since the effect on earnings per common share would be antidilutive. The weighted average number of common shares outstanding assuming exercise of dilutive stock awards was 10,447,066 for 2015, 10,404,744 for 2014 and 10,406,478 for 2013. Weighted-average outstanding stock awards excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 1,138,287 for 2015, 1,242,545 for 2014 and 781,325 for 2013.

Recently Implemented Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires deferred income tax liabilities and assets be classified as noncurrent in the balance sheet. The guidance becomes effective January 1, 2017; however, early adoption is permitted. Accordingly, we adopted the provisions of ASU 2015-17 as of December 31, 2015, which resulted in a reclassification of deferred income tax assets of $5,477 from current to noncurrent in our December 31, 2014 consolidated balance sheet.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective January 1, 2018. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance becomes effective January 1, 2017 with earlier application permitted. The Corporation does not expect the guidance will have a significant impact on its financial position, operating results and liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance becomes effective January 1, 2019. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

NOTE 2 – INVESTMENTS IN JOINT VENTURES:

In 2007, a subsidiary of UES entered into an agreement with Maanshan Iron & Steel Company Limited (Maanshan) to form a joint venture company in China. UES owns 49% of the joint venture company and Maanshan owns 51%. Both companies contributed cash for their respective interests (which equated to $14,700 for UES). The joint venture company principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. A significant portion of its sales have been to Maanshan or entities controlled by Maanshan. Additionally, the majority of its raw materials is purchased from Maanshan or entities controlled by Maanshan. UES has not guaranteed any of the obligations of the joint venture; accordingly, its maximum exposure of loss is limited to its investment. Since UES is the minority shareholder and allocation of earnings and voting rights is proportional to ownership interests, UES is not considered the primary beneficiary and, accordingly, accounts for its 49% interest in the joint venture under the equity method of accounting.

Losses of the joint venture approximated $(1,050), $(2,165) and $(4,203) for the twelve month period ended September 30, 2015, 2014 and 2013, respectively, of which the Corporation has recognized its share (49%) in its consolidated statements of operations.

The joint venture has been adversely impacted by the global economy, with significantly depressed pricing, reduced demand and excess roll inventories of its potential customer base in China – all hindering profitability. Losses have been incurred since 2009, in which we have recognized our share (49%) in our consolidated statements of operations, and are expected to continue through 2016 and into 2017. In the fourth quarter of 2013, the Corporation, with the help of outside consultants and appraisers, concluded that the estimated fair value of its investment was less than its carrying amount and that the decline was “other than temporary.” Accordingly, the Corporation recognized an impairment charge of $6,407 reducing the carrying amount of its investment to $3,670. The carrying amount of the investment at December 31, 2015 is $1,757. The overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. The Corporation will continue to monitor the carrying value of the investment to determine if additional impairment charges are necessary.

Assets, liabilities and shareholders’ equity of the joint venture as of September 30, 2015 and 2014 are summarized below. The differences between the carrying amount of the investment and the value of the underlying equity in the net assets of the joint venture relates primarily to the impairment charge recognized in 2013 and elimination of 49% of the profit (“intercompany profit”) on the sale of technology from UES to the joint venture in earlier years which will be recognized when realized outside of the controlled group.

	2015	2014
Assets:
Current assets (includes receivables from related parties of $935 and $524, respectively)	$8,332	$10,743
Noncurrent assets	28,993	32,948
	$37,325	$43,691
Liabilities and Shareholders’ Equity:
Current liabilities (include liabilities to related parties of $17,230 and $22,039, respectively)	$17,455	$22,156
Shareholders’ equity	19,870	21,535
	$37,325	$43,691

The Corporation also has a 25% investment in a Chinese cast roll joint venture company which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of the joint venture company, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture company after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2015, 2014 or 2013.

NOTE 3 – INVENTORIES:

	2015	2014
Raw materials	$18,314	$15,076
Work-in-progress	21,583	20,544
Finished goods	9,897	8,201
Supplies	9,940	10,892
	$59,734	$54,713

At December 31, 2015 and 2014, approximately 60% and 52%, respectively, of the inventories was valued using the LIFO method. The LIFO reserve approximated $(24,647) and $(23,299) at December 31, 2015 and 2014, respectively. During each of the years, inventory quantities decreased for various locations resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation) by approximately $216, $2,196 and $1,803 for 2015, 2014 and 2013, respectively, which increased net income by approximately $141 or $0.01 per common share for 2015 and $1,172 or $0.11 per common share for 2013 and reduced net loss by approximately $1,427 or $0.14 per common share for 2014.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:
	2015	2014
Land and land improvements	$5,223	$5,209
Buildings	44,570	44,610
Machinery and equipment	266,358	259,406
Construction-in-process	3,566	2,374
Other	7,774	8,716
	327,491	320,315
Accumulated depreciation	(180,578)	(170,476)
	$146,913	$149,839

Land and buildings of UES-UK equal to approximately $2,993 (£2,022) at December 31, 2015 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 7).

NOTE 5 – OTHER CURRENT LIABILITIES:
	2015	2014
Customer-related liabilities	$12,195	$11,539
Income taxes payable	3,256	1,717
Accrued sales commissions	1,506	1,623
Other	6,923	7,329
	$23,880	$22,208

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the year ended December 31:

	2015	2014	2013
Balance at the beginning of the year	$6,672	$6,899	$6,625
Satisfaction of warranty claims	(2,452)	(2,335)	(1,908)
Provision for warranty claims	2,293	2,300	2,112
Other, primarily impact from changes in foreign currency exchange rates	(155)	(192)	70
Balance at the end of the year	$6,358	$6,672	$6,899

NOTE 6 – BORROWING ARRANGEMENTS:

The Corporation maintains short-term lines of credit of approximately $8,100 (including £2,500 in the United Kingdom and €400 in Belgium). No amounts were outstanding under these lines of credit as of December 31, 2015 and 2014.

As of December 31, 2015, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding: (1) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 0.08% during the current year; (2) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.18% during the current year; and (3) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.10% during the current year. The IRBs are remarketed periodically at which time interest rates are reset. The IRBs are secured by letters of credit of equivalent amounts. The letter of credit agreements require, among other things, maintenance of a minimum net worth and prohibit a leverage ratio in excess of a stipulated amount. The Corporation was in compliance with the applicable bank covenants as of December 31, 2015.

Despite principal not beginning to become due until 2020, the IRBs can be put back to the Corporation on short notice if, although considered remote by the Corporation and its bankers, the bonds cannot be remarketed. At that time, the bondholders can seek reimbursement from the letters of credit. As provided by a separate agreement with the Corporation’s bank, funding of the letters of credit, if so drawn against, would be satisfied with equal and immediate borrowings under a separate IRB Standby Letter of Credit facility (the “Facility”). The Facility expires on August 1, 2017 and is expected to be renewed annually to provide for a continual term of greater than one year. However, the Facility includes language regarding “material adverse change” to the Corporation’s business which could result in it being called or cancelled at the bank’s discretion; accordingly, the IRBs remain classified as a current liability. The availability under the Facility is $13,566, equal to the letters of credit, and as of December 31, 2015 no amounts were outstanding.

NOTE 7 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

Pension Plans

The Corporation has a qualified defined benefit pension plan covering substantially all of its U.S. employees. Effective July 1, 2015, the plan was amended to freeze benefit accruals and participation in the plan for non-union hourly and salaried participants and, effective January 1, 2016, for employees of the Union Electric Steel Carnegie Steelworkers Location, and replace it with employer contributions of a 3% base contribution and a matching contribution of up to 4% to the defined contribution plan. For 2015, employer contributions to the defined contribution plan totaled $882 and are expected to approximate $1,892 in 2016. The plan changes resulted in a remeasurement of the plan liability, reducing the liability by approximately $10,306, and curtailment losses of $1,303. Additionally, during 2015, the plan was amended to permit lump sum distributions to deferred vested participants and deferred beneficiaries who were not offered a lump sum in 2014.

The defined benefit pension plan is covered by the Employee Retirement Income Security Act of 1974 (“ERISA”); accordingly, the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Although no minimum contributions were required for any of the three years, voluntary contributions of $5,000 were made in 2013. Additionally, due to voluntary contributions and relief provided by Moving Ahead for Progress in the 21st Century (“MAP-21”) and, subsequently, the Highway and Transportation Funding Act of 2014 (“HAFTA”), which reduces funding requirements for single-employer defined benefit plans, no minimum contributions are required for 2016; however, voluntary contributions may be made. Estimated benefit payments for subsequent years are $9,434 for 2016, $9,772 for 2017, $10,039 for 2018, $10,274 for 2019, $10,500 for 2020 and $54,600 for 2021 – 2025. The fair value of the plan’s assets as of December 31, 2015 and 2014 approximated $139,376 and $157,048, respectively, in comparison to accumulated benefit obligations of $173,243 and $186,870 for the same periods.

Employees of UES-UK participate in a defined benefit pension plan that was curtailed effective December 31, 2004 and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, the Trustees and UES-UK have agreed to a recovery plan that estimates the amount of employer contributions at £1,123 annually through October 2021, based on U.K. regulations, necessary to eliminate the funding deficit of the plan with such estimates subject to change based on the future investment performance of the plan’s assets. The U.S. dollar equivalent of employer contributions to the defined benefit pension plan approximated $1,715, $1,849 and $1,764 in 2015, 2014 and 2013, respectively, and are expected to approximate $1,662 in 2016. The fair value of the plan’s assets as of December 31, 2015 and 2014 approximated $49,628 (£33,528) and $50,533 (£32,437), respectively, in comparison to accumulated benefit obligations of $63,750 (£43,069) and $70,523 (£45,268) for the same periods. Estimated benefit payments for subsequent years are $1,434 for 2016, $2,116 for 2017, $1,548 for 2018, $2,503 for 2019, $2,837 for 2020 and $13,894 for 2021 – 2025. Contributions to the defined contribution pension plan approximated $382, $407 and $316 in 2015, 2014 and 2013, respectively, and are expected to approximate $315 in 2016.

The Corporation also maintains nonqualified defined benefit pension plans for selected executives in addition to the benefits provided under the Corporation’s qualified defined benefit pension plan. The objectives of the nonqualified plans are to provide supplemental retirement benefits or restore benefits lost due to limitations set by the Internal Revenue Service. The assets of the nonqualified plans are held in a grantor tax trust known as a “Rabbi” trust and are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plans. No contributions were made to the trust in 2013 – 2015 and none are expected in 2016. The fair market value of the trust at December 31, 2015 and 2014, which is included in other noncurrent assets, was $3,663 and $4,280, respectively. Changes in the fair market value of the trust are recorded as a component of other comprehensive income (loss). The plan is treated as a non-funded pension plan for financial reporting purposes. Accumulated benefit obligations approximated $5,676 and $4,294 at December 31, 2015 and 2014, respectively. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $360 for 2016, $387 for 2017, $414 for 2018, $433 for 2019, $461 for 2020 and $2,516 for 2021 – 2025.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund, in lieu of the Corporation’s defined benefit pension plan. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2014 plan year) provided by I.A.M. National Pension Fund indicates:

•	More than 1,750 employer locations contribute to the plan
•	Approximately 275,000 employees participate in the plan
•	Assets of approximately $10.9 billion and a funded status in excess of 100%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan equaled $236, $233 and $230 in 2015, 2014 and 2013, respectively, and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $284 in 2016.

Other Postretirement Benefits

The Corporation provides postretirement health care benefits principally to the bargaining groups of one subsidiary. The plan covers participants and their spouses and/or dependents who retire under the existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 15 or more years of continuous service irrespective of age. During 2014, effective January 1, 2015, the plan was modified and existing coverage for the bargaining groups was replaced with monthly reimbursements. The plan change resulted in a remeasurement of the plan liability as of May 1, 2014, reducing the liability by approximately $8,914. Additionally, during 2015, the plan was further amended to provide monthly reimbursement for a 5-year period, which further reduced the plan liability by approximately $4,437. Retiree life insurance continues to be provided to substantially all retirees. The Corporation also provides health care and life insurance benefits to former employees of certain discontinued operations. This obligation had been estimated and provided for at the time of disposal. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Estimated benefit payments for subsequent years, which would represent employer contributions, are approximately $624 for 2016, $635 for 2017, $659 for 2018, $672 for 2019, $687 for 2020, and $3,058 for 2021 – 2025.

Reconciliations

The following provides a reconciliation of projected benefit obligations, plan assets, the funded status of the plans and the amounts recognized in the consolidated balance sheets for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Change in projected benefit obligations:
Projected benefit obligations at January 1	$205,399	$181,606	$70,523	$60,830	$13,739	$20,129
Service cost	2,743	3,683	0	0	384	505
Interest cost	7,990	8,762	2,394	2,695	474	688
Plan amendments	447	163	0	0	(4,437)	(8,914)
Plan settlements(b)	(5,494)	(9,304)	0	0	0	0
Plan curtailment	(10,306)	0	0	0	0	0
Foreign currency exchange rate changes	0	0	(3,413)	(4,351)	0	0
Actuarial (gain) loss	(9,880)	29,023	(4,005)	13,993	(1,433)	1,920
Participant contributions	0	0	0	0	79	386
Benefits paid from plan assets	(8,772)	(8,494)	(1,749)	(2,644)	0	0
Benefits paid by the Corporation	(324)	(40)	0	0	(689)	(975)
Projected benefit obligations at December 31	$181,803	$205,399	$63,750	$70,523	$8,117	$13,739
Change in plan assets:
Fair value of plan assets at January 1	$157,048	$164,085	$50,533	$48,536	$0	$0
Actual return on plan assets	(3,406)	10,761	1,701	5,936	0	0
Foreign currency exchange rate changes	0	0	(2,572)	(3,144)	0	0
Corporate contributions	324	40	1,715	1,849	610	589
Participant contributions	0	0	0	0	79	386
Plan settlements(b)	(5,494)	(9,304)	0	0	0	0
Gross benefits paid	(9,096)	(8,534)	(1,749)	(2,644)	(689)	(975)
Fair value of plan assets at December 31	$139,376	$157,048	$49,628	$50,533	$0	$0
Funded status of the plans:
Fair value of plan assets	$139,376	$157,048	$49,628	$50,533	$0	$0
Less benefit obligations	181,803	205,399	63,750	70,523	8,117	13,739
Funded status at December 31	$(42,427)	$(48,351)	$(14,122)	$(19,990)	$(8,117)	$(13,739)

(a) Includes the nonqualified defined benefit pension plan. (b) Represents lump sum payments.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Amounts recognized in the balance sheets:
Employee benefit obligations:
Accrued payrolls and employee benefits(a)	$(352)	$(73)	$0	$0	$(612)	$(791)
Employee benefit obligations(b)	(42,075)	(48,278)	(14,122)	(19,990)	(7,505)	(12,948)
	$(42,427)	$(48,351)	$(14,122)	$(19,990)	$(8,117)	$(13,739)
Accumulated other comprehensive loss:(c)
Net actuarial loss	$53,163	$64,387	$27,594	$32,989	$2,570	$4,029
Prior service cost	237	1,464	0	0	(12,097)	(8,331)
	$53,400	$65,851	$27,594	$32,989	$(9,527)	$(4,302)

(a) Recorded as a current liability in the consolidated balance sheet.
(b) Recorded as a noncurrent liability in the consolidated balance sheet.
(c) Amounts are pre-tax.

Amounts included in accumulated other comprehensive loss as of December 31, 2015 expected to be recognized in net periodic pension and other postretirement costs in 2016 include:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$ 3,338	$755	$149
Prior service cost (credit)	31	0	(1,030)
	$ 3,369	$755	$(881)

Investment Policies and Strategies

The investment policies and strategies are determined and monitored by the Board of Directors for the U.S. pension plan and by the Trustees (as appointed by UES-UK and the employees of UES-UK) for the foreign pension plan, each of whom employ their own investment managers to manage the plan’s assets in accordance with the policy guidelines. Pension assets are invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. Investments in equity securities are primarily in common stocks of publicly-traded U.S. and international companies across a broad spectrum of industry sectors. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds. The Corporation believes there are no significant concentrations of risk associated with the Plans’ assets.

Attempts to minimize risk include allowing temporary changes to the allocation mix in response to market conditions, diversifying investments among asset categories (e.g., equity securities, fixed-income securities, alternative investments, cash and cash equivalents) and within these asset categories (e.g., economic sector, industry, geographic distribution, size) and consulting with independent financial and legal counsels to assure that the investments and their expected returns and risks are consistent with the goals of the Board of Directors or Trustees.

With respect to the U.S. pension plan, the following investments are prohibited unless otherwise approved by the Board of Directors: stock of the Corporation, futures and options except for hedging purposes, unregistered or restricted stock, warrants, margin trading, short-selling, real estate excluding public or real estate partnerships, and commodities including art, jewelry and gold. The foreign pension plan invests in specific funds. Any investments other than those specifically identified would be considered prohibited.

The following summarizes target asset allocations (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2015	2015	2014	Dec. 31, 2015	2015	2014
Equity Securities	65%	58%	64%	44%	46%	44%
Fixed-Income Securities	15%	19%	18%	35%	33%	35%
Alternative Investments	15%	13%	16%	21%	21%	21%
Other (primarily cash and cash equivalents)	5%	10%	2%	0%	0%	0%

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

Investment Strategies

The significant investment strategies of the various funds are summarized below.

Fund	Investment Strategy	Primary Investment Objective
Temporary Investment Funds	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a market level of current income while maintaining stability of principal and liquidity.
Various Equity Funds	Each fund maintains a diversified holding in common stock of applicable companies (e.g. common stock of small capitalization companies if a small-cap fund, common stock of medium capitalization companies if a mid-cap fund, common stock of foreign corporations if an international fund, etc.).	Outperform the fund’s related index.
Various Growth and Value Funds – Domestic	Invests primarily in common stocks and other equity securities or in common collective funds which invest in common stocks and other equity securities, generally traded on a major U.S. exchange.	Exceed the return of the applicable Russell or S&P Index over a market cycle.
Various Growth and Value Funds – International	Invests primarily in common stocks and other equity securities or in common collective funds which invest in common stocks and other equity securities of issuers organized or conducting business in countries other than the United States.	For the U.S. Plan – to exceed the return of the corresponding Morgan Stanley Index over a market cycle. For the U.K. Plan – to outperform the applicable FTSE index over a market cycle.
Return Funds	Invests primarily in a diversified portfolio of fixed-income securities of varying maturities or in commingled funds which invest in a diversified portfolio of fixed-income securities of varying maturities.

For the U.S. Plan – to outperform either the Barclays Capital U.S. Aggregate Index or US Corporate High Yield Index, as applicable, over a prescribed period.

For the U.K. Plan – to outperform the applicable FTSE index over a prescribed period.

Alternative Investments – Managed Funds	Invests in equities and equity-like asset classes and strategies, (such as public equities, venture capital, private equity, real estate, natural resources and hedged strategies) and fixed-income securities.	Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments – Hedge and Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. Pension Benefit Plan’s assets as of December 31, 2015 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,531	$0	$0	$1,531
Chemicals	1,811	0	0	1,811
Commercial property	906	0	0	906
Commercial services	925	0	0	925
Common collective trust funds	0	31,291	0	31,291
Electronics	785	0	0	785
Food processing	2,856	0	0	2,856
Health care	1,815	0	0	1,815
Limited partnerships – public equity	4,173	0	0	4,173
Manufacturing	1,536	0	0	1,536
Oil & gas	1,499	0	0	1,499
Retail	706	0	0	706
Technology	1,674	0	0	1,674
Transportation	484	0	0	484
Wholesale distribution	789	0	0	789
Other (represents 13 business sectors)	5,695	0	0	5,695
International
Bank & financial services	1,525	0	0	1,525
Common collective trust funds	0	3,078	0	3,078
Engineering & construction	729	0	0	729
Oil & gas	807	0	0	807
Real estate	937	0	0	937
Technology	265	0	0	265
Other (represents 9 business sectors)	2,391	0	0	2,391
Total Equity Securities	33,839	34,369	0	68,208
Fixed-Income Securities:
Commingled funds	0	14,697	0	14,697
Preferred (represents 5 business sectors)	6,689	0	0	6,689
Other (represents 4 business sectors)	0	1,280	0	1,280
Total Fixed-Income Securities	6,689	15,977	0	22,666
Alternative Investments:
Managed funds(a)	0	0	32,210	32,210
Hedge and absolute return funds	0	0	4,967	4,967
Total Alternative Investments	0	0	37,177	37,177
Other (primarily cash and cash equivalents):
Mutual funds	1,836	0	0	1,836
Commingled funds	0	1,005	0	1,005
Other(b)	8,484	0	0	8,484
Total Other	10,320	1,005	0	11,325
	$50,848	$51,351	$37,177	$139,376

(a)	Includes approximately 38% in equity and equity-like asset securities, 43% in alternative investments (real assets, commodities and resources, absolute return funds) and 19% in fixed income securities and cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the U.S. Pension Benefit Plan’s assets as of December 31, 2014 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Capital goods	$1,684	$0	$0	$1,684
Chemicals	2,424	0	0	2,424
Commercial property	1,012	0	0	1,012
Commercial services	1,210	0	0	1,210
Common collective trust funds	0	34,871	0	34,871
Electronics	1,050	0	0	1,050
Engineering & construction	778	0	0	778
Food processing	3,423	0	0	3,423
Health care	1,345	0	0	1,345
Limited partnerships – public equity	6,482	0	0	6,482
Manufacturing	2,224	0	0	2,224
Oil & gas	2,503	0	0	2,503
Retail	935	0	0	935
Technology	2,022	0	0	2,022
Transportation	926	0	0	926
Wholesale distribution	927	0	0	927
Other (represents 10 business sectors)	5,681	0	0	5,681
International
Bank & financial services	1,790	0	0	1,790
Common collective trust funds	0	6,364	0	6,364
Engineering & construction	600	0	0	600
Oil & gas	1,422	0	0	1,422
Real estate	1,321	0	0	1,321
Technology	965	0	0	965
Other (represents 9 business sectors)	3,106	0	0	3,106
Total Equity Securities	43,830	41,235	0	85,065
Fixed-Income Securities:
Commingled funds	0	16,533	0	16,533
Preferred (represents 5 business sectors)	7,242	0	0	7,242
Other (represents 6 business sectors)	0	2,035	0	2,035
Total Fixed-Income Securities	7,242	18,568	0	25,810
Alternative Investments:
Managed funds(a)	0	0	33,602	33,602
Hedge and absolute return funds	0	0	8,592	8,592
Total Alternative Investments	0	0	42,194	42,194
Other (primarily cash and cash equivalents):
Mutual funds	237	0	0	237
Commingled funds	0	1,081	0	1,081
Other(b)	2,661	0	0	2,661
Total Other	2,898	1,081	0	3,979
	$53,970	$60,884	$42,194	$157,048

(a)	Includes approximately 43% in equity and equity-like asset securities, 50% in alternative investments (real assets, commodities and resources, absolute return funds) and 7% in fixed income securities and cash and cash equivalents.
(b)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2015 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$0	$3,697	$0	$3,697
Commingled Funds (International)	0	18,930	0	18,930
Total Equity Securities	0	22,627	0	22,627
Fixed-Income Securities:
Commingled Funds (U.K.)	0	16,298	0	16,298
Alternative Investments:
Hedge and Absolute Return Funds	0	0	10,571	10,571
Cash and cash equivalents	132	0	0	132
	$132	$38,925	$10,571	$49,628

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2014 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled Funds (U.K.)	$0	$3,848	$0	$3,848
Commingled Funds (International)	0	18,449	0	18,449
Total Equity Securities	0	22,297	0	22,297
Fixed-Income Securities:
Commingled Funds (U.K.)	0	17,366	0	17,366
Alternative Investments:
Hedge and Absolute Return Funds	0	0	10,799	10,799
Cash and cash equivalents	71	0	0	71
	$71	$39,663	$10,799	$50,533

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for U.S. and foreign pension plans for the year ended December 31, 2015.

	Alternative Investments
	U.S. Pension Benefits		Foreign Pension Benefits
Fair value as of January 1, 2015	$8,592	$33,602	$10,799
Contributions	5,900	0	0
Withdrawals	(9,843)	(2,424)	0
Realized gains (losses)	2,334	(19)	0
Change in net unrealized (losses) gains	(2,016)	1,051	320
Other, primarily impact from changes in foreign currency exchange rates	0	0	(548)
Fair value as of December 31, 2015	$4,967	$32,210	$10,571

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

Net periodic pension and other postretirement benefit costs include the following components for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$2,743	$3,683	$4,424	$0	$0	$0	$384	$505	$943
Interest cost	7,990	8,762	8,070	2,394	2,695	2,551	474	688	926
Expected return on plan assets	(10,996)	(10,747)	(9,368)	(2,681)	(3,157)	(2,485)	0	0	0
Amortization of prior service cost (credit)	371	854	640	0	0	0	(672)	(441)	85
Amortization of actuarial loss	5,440	4,183	7,146	845	599	687	26	104	241
Curtailment loss	1,303	0	0	0	0	0	0	0	0
Net cost	$6,851	$6,735	$10,912	$558	$137	$753	$212	$856	$2,195

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

The discount rates and weighted-average wage increases used to determine the benefit obligations as of December 31, 2015 and 2014 are summarized below. The change in discounts rates decreased plan benefit obligations and increased the funded status of the plans by approximately $11,000 as of December 31, 2015 in comparison to December 31, 2014.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.40%	4.10%	3.65%	3.50%	4.20%	4.00%
Wage increases	3.00%	4.00%	n/a	n/a	n/a	n/a

In addition, the assumed health care cost trend rate at December 31, 2015 for other postretirement benefits is 6% for 2016 gradually decreasing to 4.75% in 2019. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future. A one percentage point increase or decrease in the assumed health care cost trend rate would result in an inconsequential change to the postretirement benefit obligation at December 31, 2015 and the annual benefit expense for 2015.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits			Foreign Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.00/4.10%	5.00%	4.25%	3.50%	4.50%	4.50%	4.00%	5.00%	4.25%
Expected long-term rate of return	8.00%	8.00%	8.00%	5.40%	6.50%	6.09%	n/a	n/a	n/a
Wages increases	4.00%	4.00%	4.00%	n/a	n/a	n/a	n/a	n/a	n/a

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2015 approximated $19,694, the majority of which serves as collateral for the IRBs.

Approximately 55% of the Corporation’s employees are covered by collective bargaining agreements that have expiration dates ranging from December 2016 to November 2019. Collective bargaining agreements expiring in 2016 (which are one-year agreements representing approximately 43% of covered employees) will be negotiated with the intent to secure mutually beneficial, long-term arrangements.

See Note 11 regarding derivative instruments, Note 17 regarding litigation and Note 18 for environmental matters.

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

The Incentive Plan also provides for annual grants of shares of the Corporation’s common stock to non-employee directors following the Corporation’s annual shareholder meeting. Each annual director award will be for a number of shares having a fair market value equal to $25 and will fully vest as of the grant date. The number of shares of common stock issued to non-employee directors was 14,310 shares in 2015, 12,500 shares in 2014 and 11,656 shares in 2013.

In 2015, the Compensation Committee granted restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to select individuals in lieu of stock options. Each RSU represents the right to receive one share of common stock of the Corporation at a future date after the RSU has become earned and vested, subject to the terms and conditions of the RSU award agreement. The RSUs vest over a three-year period. The PSUs can be earned depending upon the achievement of a performance condition, a market condition and a time-vesting condition as follows: (1) achievement of a targeted basic earnings per share during the performance period of 2015 through 2017, (2) achievement of a three-year cumulative relative total shareholder return as ranked against other companies included in the Corporation’s peer group and (3) remaining continuously employed with the Corporation through December 31, 2017. Earlier vesting of the stock units is permitted under certain conditions, such as upon a change of control of the Corporation.

A total of 90,836 RSUs and 26,263 unvested PSUs were granted during 2015. The weighted-average grant date fair value was $15.72 for the RSUs and $15.89 for the PSUs. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. Compensation expense for PSUs is also based on the probability of achieving the targeted basic earnings per share and will be adjusted for subsequent changes in the estimated or actual outcome of the performance condition.

In 2014 and 2013, the Compensation Committee granted non-qualified stock options. No stock options were granted during 2015. Options granted under the Incentive Plan have a ten-year life and vest over a three-year period. Options previously granted under earlier incentive plans have a ten-year life with one-third vesting at the date of grant, one-third vesting on the first anniversary date of the date of grant and one-third vesting on the second anniversary date of the date of grant. The exercise prices are equal to the closing prices of the Corporation’s common stock on the New York Stock Exchange on the dates of grant. The fair value of the options as of the dates of grant was calculated using the Black-Scholes option-pricing model based on the assumptions outlined below.

	Grant Date
	2014	2013
Options granted	176,000	173,750
Exercise price	$20.00	$17.16
Assumptions:
Expected life in years	6	6
Risk-free interest rate	1.98%	1.26%
Expected annual dividend yield	3.60%	4.20%
Expected forfeiture rate	8.00%	5.00%
Expected volatility	53.02%	52.68%
Grant date fair value	$7.40	$5.82
Resulting stock-based compensation expense	$1,199	$961

A summary of stock options outstanding and exercisable and activity for the year ended December 31, 2015 is as follows:

	Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2015	1,202,169	$24.25	6.0	$778
Granted	0	N/A
Exercised	0	N/A
Forfeited	(188,833)	25.43
Outstanding at December 31, 2015	1,013,336	$24.03	5.2	$0
Exercisable at December 31, 2015	867,586	$24.86	4.7	$0
Vested or expected to vest at December 31, 2015	1,013,336	$24.03	5.2	$0

Stock-based compensation expense, including expense for shares to be issued to non-employee directors, approximated $1,328, $1,102 and $1,196 for 2015, 2014 and 2013, respectively. The related income tax benefit recognized in the consolidated statements of operations was $465, $386 and $419 for the respective years. Unrecognized compensation expense equaled $1,701 at December 31, 2015 and is expected to be recognized over a weighted average period of 2 years.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net change and ending balances for the various components of other comprehensive income (loss) and for accumulated other comprehensive loss as of and for the year ended December 31, 2013, 2014 and 2015 are summarized below.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Unrealized Holding Gains (Losses) on Securities	Derivatives	Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$(1,543)	$(81,783)	$633	$318	$(82,375)
Net Change	1,820	34,321	374	(5)	36,510
Balance at December 31, 2013	277	(47,462)	1,007	313	(45,865)
Net Change	(4,703)	(17,934)	(23)	(228)	(22,888)
Balance at December 31, 2014	(4,426)	(65,396)	984	85	(68,753)
Net Change	(3,967)	15,453	(292)	(40)	11,154
Balance at December 31, 2015	$(8,393)	$(49,943)	$692	$45	$(57,599)

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for each of the years ended December 31. Amounts in parentheses represent credits to net income (loss).

	2015	2014	2013
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation)	$3,604	$3,601	$5,691
Selling and administrative	3,354	1,524	2,241
Other expense	355	174	867
Total before income tax	7,313	5,299	8,799
Income tax provision	(2,573)	(1,841)	(3,156)
Net of income tax	$4,740	$3,458	$5,643
Realized gains on sale of marketable securities:
Selling and administrative	$(82)	$(171)	$(87)
Income tax provision	29	60	30
Net of income tax	$(53)	$(111)	$(57)
Realized gains/losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$(17)	$33	$0
Depreciation (foreign currency purchase contracts)	(27)	(27)	(27)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	751	146	419
Total before income tax	707	152	392
Income tax provision	(272)	(57)	(146)
Net of income tax	$435	$95	$246

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for each of the years ended December 31 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	2015	2014	2013
Income tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$(4,731)	$10,265	$(15,890)
Unrealized holding losses/gains on marketable securities	134	(47)	(232)
Fair value of cash flow hedges	294	206	149
Income tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(2,573)	(1,841)	(3,156)
Realized gains from sale of marketable securities	29	60	30
Realized losses from settlement of cash flow hedges	(272)	(57)	(146)

NOTE 11 – DERIVATIVE INSTRUMENTS:

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2015, approximately $11,566 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through April 2017. The fair value of assets held as collateral for the fair value contracts as of December 31, 2015 approximated $800.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2015, approximately 57% or $2,100 of anticipated copper purchases over the next nine months and 56% or $400 of anticipated aluminum purchases over the next six months are hedged.

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

At December 31, 2015, the Corporation has purchase commitments covering 49% or $2,799 of anticipated natural gas usage through 2017 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $2,452, $2,190 and $2,694 for 2015, 2014 and 2013, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

The following summarizes location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of December 31:

	Location	2015	2014
Cash flow hedge contracts	Other current assets	$10	$6
Fair value hedge contracts	Other current assets	113	217
	Other noncurrent assets	0	15
	Other current liabilities	258	399
	Other noncurrent liabilities	49	5
Fair value hedged item	Accounts receivable	27	69
	Other current assets	255	327
	Other noncurrent assets	39	4
	Other current liabilities	116	218
	Other noncurrent liabilities	0	35

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. Amounts recognized as and reclassified from accumulated other comprehensive loss are recorded as a component of other comprehensive income (loss) and are summarized below. All amounts are after-tax.

For the Year Ended December 31, 2015	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Year
Foreign currency sales contracts – cash flow hedges	$0	$14	$10	$4
Foreign currency purchase contracts	258	0	17	241
Future contracts – copper and aluminum	(173)	(489)	(462)	(200)
	$85	$(475)	$(435)	$45

For the Year Ended December 31, 2014
Foreign currency sales contracts – cash flow hedges	$0	$(21)	$(21)	$0
Foreign currency purchase contracts	275	0	17	258
Future contracts – copper and aluminum	38	(302)	(91)	(173)
	$313	$(323)	$(95)	$85

For the Year Ended December 31, 2013
Foreign currency sales contracts – cash flow hedges	$0	$0	$0	$0
Foreign currency purchase contracts	292	0	17	275
Future contracts – copper and aluminum	26	(251)	(263)	38
	$318	$(251)	$(246)	$313

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Year Ended December 31,
	of Operations	12 Months	2015	2014	2013
Foreign currency sales contracts – cash flow hedges	Net sales	$5	$17	$(33)	$0
Foreign currency purchase contracts	Depreciation	27	27	27	27
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	(330)	(751)	(146)	(419)

Losses on foreign exchange transactions included in other expense approximated $(324), $(488) and $(227) for 2015, 2014 and 2013, respectively.

NOTE 12 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the accompanying consolidated balance sheets at December 31:

2015	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$3,663	$0	$0	$3,663
Foreign currency exchange contracts
Other current assets	0	378	0	378
Other noncurrent assets	0	39	0	39
Other current liabilities	0	374	0	374
Other noncurrent liabilities	0	49	0	49
2014
Investments
Other noncurrent assets	$4,280	$0	$0	$4,280
Foreign currency exchange contracts
Other current assets	0	544	0	544
Other noncurrent assets	0	19	0	19
Other current liabilities	0	623	0	623
Other noncurrent liabilities	0	40	0	40

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

NOTE 13 – INCOME TAXES:

Income (loss) before income taxes and equity losses in Chinese joint venture is comprised of the following:

	2015	2014	2013
Domestic	$6,000	$(1,182)	$25,269
Foreign	(1,480)	290	1,911
	$4,520	$(892)	$27,180

At December 31, 2015, the Corporation has state net operating loss carryforwards of $22,540, which begin to expire in 2018, foreign net operating loss carryforwards of $23 which begin to expire in 2026 and capital loss carryforwards of $893 which do not expire.

The income tax provision consisted of the following:

	2015	2014	2013
Current:
Federal	$4,577	$3,458	$5,535
State	378	210	139
Foreign	(20)	122	28
	4,935	3,790	5,702
Deferred:
Federal	(2,203)	(4,678)	(488)
State	197	54	133
Foreign	(296)	101	622
Reversal of valuation allowance	0	(33)	(156)
	(2,302)	(4,556)	111
	$2,633	$(766)	$5,813

In 2014 and 2013, the income tax provision was affected by the reversal of valuation allowances previously provided against deferred income tax assets associated with state net operating loss carryforwards.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2015	2014(1)	2013(1)
Computed at statutory rate	$1,402	$(683)	$6,388
Tax differential on non-U.S. earnings	106	128	(340)
State income taxes	226	(227)	741
Manufacturers deduction (I.R.C. Section 199)	(433)	(359)	(566)
Meals and entertainment	136	224	205
Tax credits	(243)	(12)	(145)
Reversal of valuation allowance	0	(33)	(156)
Change in tax rates	224	301	(472)
Change in uncertain tax positions	91	(80)	(172)
Acquisition-related costs	981	0	0
Other – net	143	(25)	330
	$2,633	$(766)	$5,813

(1)	Certain reclassifications have been made to the prior year columns to conform to the current year presentation.

Deferred income tax assets and liabilities as of December 31, 2015 and 2014 are summarized below. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. It is not practical to estimate the income tax effect that might be incurred if cumulative prior year earnings not previously taxed in the United States were remitted to the United States.

	2015	2014
Assets:
Employment – related liabilities	$9,644	$10,726
Pension liability – foreign	2,822	4,041
Pension liability – domestic	12,934	15,849
Liabilities related to discontinued operations	704	733
Capital loss carryforwards	223	253
Asbestos-related liability	16,356	18,252
Net operating loss – state	1,445	2,029
Inventory related	4,292	3,458
Impairment charge associated with investment in UES-MG	2,298	2,344
Other	3,311	3,546
Gross deferred income tax assets	54,029	61,231
Valuation allowance	(2,481)	(3,254)
	51,548	57,977
Liabilities:
Depreciation	(29,223)	(30,429)
Mark-to-market adjustment – derivatives	(40)	(23)
Other	(1,716)	(1,993)
Gross deferred income tax liabilities	(30,979)	(32,445)
Net deferred income tax assets	$20,569	$25,532

The following summarizes changes in unrecognized tax benefits for the year ended December 31:

	2015	2014	2013
Balance at the beginning of the year	$52	$270	$442
Gross increases for tax positions taken in the current year	0	0	8
Gross increases for tax positions taken in prior years	283	2	12
Gross decreases in tax positions due to lapse in statute of limitations	(20)	(61)	0
Gross decreases for tax positions taken in prior years	0	(17)	(192)
Gross decreases for tax settlements with taxing authorities	0	(142)	0
Balance at the end of the year	$315	$52	$270

If the unrecognized tax benefits were recognized, $65 would reduce the Corporation’s effective income tax rate. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2015 and 2014 and in the consolidated statements of operations for 2015, 2014 and 2013 is insignificant. Unrecognized tax benefits of $97 are to expire due to the lapse in the statute of limitations within the next 12 months.

The Corporation is subject to taxation in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2012-2015. The combined Indiana income tax returns for 2010-2013 are under examination by the Indiana Department of Revenue which started during the first quarter of 2015. The examination is still ongoing as of December 31, 2015.

NOTE 14 – OPERATING LEASES:

The Corporation leases certain factory and office space and certain office equipment. Operating lease expense was $1,043 in 2015, $995 in 2014 and $945 in 2013. Operating lease payments for subsequent years are $581 for 2016, $431 for 2017, $329 for 2018, $278 for 2019, $194 for 2020 and $810 thereafter. The reduction between operating lease expense and future years’ payment is primarily due to expiration of the Corporation’s office lease for its headquarters and subsequent relocation to an existing facility in Carnegie, Pennsylvania.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $1,137 for 2015, $1,328 for 2014 and $1,413 for 2013.

NOTE 16 – RELATED PARTIES:

In the ordinary course of business, the Corporation purchases industrial supplies from a subsidiary of The Louis Berkman Company (“LB Co”). Certain directors of the Corporation are either officers, directors and/or shareholders of LB Co. Purchases from LB Co approximated $1,270 in 2015, $1,358 in 2014 and $1,489 in 2013. In addition, LB Co paid the Corporation approximately $72 in 2015, $100 in 2014 and $150 in 2013 for certain administrative services. The net amount payable to LB Co approximated $93 and $28 at December 31, 2015 and 2014, respectively.

NOTE 17 – LITIGATION:

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of Air & Liquid Systems Corporation (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the two years ended December 31, 2015 and 2014:

	2015	2014
Total claims pending at the beginning of the period	8,457	8,319
New claims served	1,424	1,466
Claims dismissed	(3,339)	(1,094)
Claims settled	(330)	(234)
Total claims pending at the end of the period (1)	6,212	8,457
Gross settlement and defense costs (in 000’s)	$19,199	$20,801
Average gross settlement and defense costs per claim resolved (in 000’s)	$5.23	$15.66

(1)	Included as “open claims” are approximately 430 and 1,647 claims in 2015 and 2014, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit seeks a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and its subsidiary for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. The Corporation and Air & Liquid have reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court has entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden have been dismissed. Various counterclaims, cross claims and third party claims have been filed in the litigation and remain pending although only two domestic insurers and Howden remain in the litigation as to the Corporation and Air & Liquid. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. On February 26, 2015, the Court issued final judgment. One insurer filed a notice of appeal from the judgment to the U.S. Court of Appeals to the Third Circuit; as a result, several other insurers, Howden, the Corporation, and Air & Liquid filed notices of case appeal. The appeals are presently pending, and the parties have been involved in a mediation through the Third Circuit’s mediator’s office.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189,048 of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. The reserve at December 31, 2015 was $169,849. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $140,651 ($125,423 at December 31, 2015).

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2015 and 2014.

	2015	2014
Insurance receivable – asbestos, beginning of the year	$140,651	$110,741
Settlement and defense costs paid by insurance carriers	(15,228)	(17,159)
Changes in estimated coverage	0	47,069
Insurance receivable – asbestos, end of the year	$125,423	$140,651

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

NOTE 18 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $300 at December 31, 2015 is considered adequate based on information known to date.

NOTE 19 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments—Forged and Cast Engineered Products and Air and Liquid Processing. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent primarily cash and cash equivalents and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. Effective May 1, 2015, the Corporation completed an internal reorganization of its “back office” functions which resulted in certain employees of the segments becoming employees of the Corporation and associated costs (approximately $1,600 for the year ended December 31, 2015) being recorded as “other expense, including corporate costs” in the following table. Other expense, including corporate costs also includes corporate’s portion of the curtailment charge incurred in connection with freezing the U.S. defined benefit pension plan. The accounting policies are the same as those described in Note 1.

	Net Sales			Income (Loss) Before Income Taxes and Equity Losses in Chinese Joint Venture
	2015	2014	2013	2015	2014	2013
Forged and Cast Engineered Products	$152,267	$179,388	$187,286	$(3,444)	$4,380	$13,936
Air and Liquid Processing(1)	86,213	93,470	93,764	23,166	4,222	24,945
Total Reportable Segments	238,480	272,858	281,050	19,722	8,602	38,881
Corporate costs, including other income (expense)				(15,202)	(9,494)	(11,701)
	$238,480	$272,858	$281,050	$4,520	$(892)	$27,180

	Capital Expenditures			Depreciation Expense			Identifiable Assets(2)
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Forged and Cast Engineered Products	$8,608	$12,884	$11,016	$10,468	$10,303	$9,976	$228,718	$260,384	$263,012
Air and Liquid Processing	494	356	757	1,262	1,444	1,300	183,024	197,518	168,977
Corporate	305	69	32	57	71	66	94,414	78,507	70,684
	$9,407	$13,309	$11,805	$11,787	$11,818	$11,342	$506,156	$536,409	$502,673

	Net Sales(3)			Long-Lived Assets(4)			Income (Loss) Before Income Taxes and Equity Losses in Chinese Joint Venture
Geographic Areas:	2015	2014	2013	2015	2014	2013	2015	2014	2013
United States(1)	$126,417	$143,493	$134,695	$236,707	$252,739	$213,332	$5,855	$(1,471)	$26,137
Foreign	112,063	129,365	146,355	29,198	31,359	35,723	(1,335)	579	1,043
	$238,480	$272,858	$281,050	$265,905	$284,098	$249,055	$4,520	$(892)	$27,180

	Net Sales by Product Line
	2015	2014	2013
Forged and cast engineered products(5)	$152,267	$179,388	$187,286
Heat exchange coils	32,745	39,109	42,364
Centrifugal pumps	33,120	32,983	32,341
Air handling systems	20,348	21,378	19,059
	$238,480	$272,858	$281,050

(1)	Income (loss) before income taxes for the Air and Liquid Processing segment for 2015 includes pre-tax asbestos-related proceeds of $14,333 received from two insurance carriers in rehabilitation whereas 2014 includes a pre-tax charge of $4,487 for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries and 2013 includes a pre-tax credit of $16,340 for estimated additional insurance recoveries expected to be available to satisfy asbestos liabilities through 2022 resulting from settlement agreements reached with various insurance carriers.

(2)	Identifiable assets for the Forged and Cast Engineered Products segment include investments in joint ventures of $3,097, $3,914 and $5,010 at December 31, 2015, 2014 and 2013, respectively. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $125,423, $140,651 and $110,741 at December 31, 2015, 2014 and 2013, respectively.

(3)	Net sales are attributed to countries based on location of the customer. Sales to individual countries were less than 10% of consolidated net sales each of the years.

(4)	Foreign long-lived assets represent primarily investments in joint ventures of $3,097, $3,914 and $5,010 at December 31, 2015, 2014 and 2013, respectively, and assets of the U.K. operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $108,423, $123,651 and $86,241 for 2015, 2014 and 2013, respectively.

(5)	For the Forged and Cast Engineered Products segment, two customers accounted for 33% of its net sales for 2015, 29% of its net sales for 2014 and 26% of its net sales for 2013.

NOTE 20 – SUBSEQUENT EVENT:

On March 3, 2016, Union Electric Steel acquired Åkers AB and certain of its affiliated companies (excluding Åkers AB’s operations in France and Belgium) from Altor Fund II GP Limited. The business is a part of the Forged and Cast Engineered Products segment. The acquisition adds roll production facilities in Sweden, the United States, Slovenia, and China; 14 sales offices; and a service capability in the United States. It enables cast roll production in the United States, forged roll production in Europe, and a low-cost product alternative for customers. The base purchase price of $75,000 (which is subject to certain post-closing adjustments) was payable $29,000 in cash, $26,000 in the form of a three-year note, and $20,000 in shares of common stock of the Corporation. Future consolidated financial statements of the Corporation will include the results of operations of the acquired entities from the date of acquisition.

QUARTERLY INFORMATION – UNAUDITED

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$ 65,087	$ 59,973	$ 58,094	$ 55,326
Gross profit(a)	13,043	11,776	9,439	8,131
Net income (loss)(b)	72	(520)	(1,511)	3,332
Net income (loss) per common share:
Basic(b)	0.01	(0.05)	(0.14)	0.32
Diluted(b)	0.01	(0.05)	(0.14)	0.32
Comprehensive income (loss)(c)	3,692	2,789	(2,250)	8,296
2014
Net sales	$ 62,913	$ 69,949	$ 65,409	$ 74,587
Gross profit(a)	12,850	14,541	12,165	14,705
Net income (loss)(d)	78	1,121	(343)	(2,043)
Net income (loss) per common share:
Basic(d)	0.01	0.11	(0.03)	(0.20)
Diluted(d)	0.01	0.11	(0.03)	(0.20)
Comprehensive income (loss)(e)	1,298	7,992	(2,701)	(30,664)

(a)	Gross profit excludes depreciation.

(b)	Fourth quarter of 2015 includes an after-tax credit of $6,140 or $0.59 per common share for the net benefit of proceeds received from an insurance carrier in rehabilitation offset by acquisition-related costs.

(c)	First quarter of 2015 includes a net-of-tax adjustment to recognize the effect of a plan amendment to the other postretirement benefit plan of $4,163. Fourth quarter of 2015 includes a net-of-tax adjustment to reflect the funded status of the various pension and other postretirement benefit plans of $5,231.

(d)	Fourth quarter of 2014 includes an after-tax charge of $2,916 or $0.28 per common share for estimated costs of asbestos-related litigation through 2024 net of estimated insurance recoveries.

(e)	Second quarter of 2014 includes a net-of-tax adjustment to recognize the effect of a plan amendment to the other postretirement benefit plan of $4,776. Fourth quarter of 2014 includes a net-of-tax adjustment to reflect the funded status of the various pension and other postretirement benefit plans of $(27,252).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ampco-Pittsburgh Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2016 expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Pittsburgh, Pennsylvania
March 15, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2015.

The Corporation’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Corporation’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the internal control over financial reporting of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Corporation and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

Pittsburgh, Pennsylvania
March 15, 2016

ITEM 9B. OTHER INFORMATION

None

– PART III –

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Corporation’s directors required by Item 401 of Regulation S-K and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Corporation’s fiscal year, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers.”

The information required by Item 405 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement and is incorporated by reference.

The Corporation and its subsidiaries have adopted a Code of Business Conduct and Ethics that applies to all of their officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s Chief Executive Officer and Chief Financial Officer, are available on the Corporation’s website at www.ampcopittsburgh.com.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is included under the captions “Corporate Governance – Director Nominating Procedures” and “Board Committees and Related Matters – Audit Committee” of the Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item 11 is contained in the Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Potential Payments upon Change in Control,” Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Outstanding Equity Awards at Fiscal Year End” of the Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404(a) of Regulation S-K is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference.

The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance – Board Independence” of the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained in the Proxy Statement under the caption “Ratification of the Appointment of Deloitte & Touche as the Independent Registered Public Accounting Firm for 2016” is incorporated herein.

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

The following additional financial data should be read in conjunction with the consolidated financial statements in this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto:

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		67
Report of Independent Registered Public Accounting Firm		68
Valuation and Qualifying Accounts	II	69

3.	Exhibits

Exhibit No.

(3)	Articles of Incorporation and By-laws
a.	Articles of Incorporation, as corrected by a Certificate of Correction filed on January 20, 2016

Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1983; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1984; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1985; the Quarterly Report on Form 10-Q for the quarter ended March 31, 1987; the Registration Statement on Form 8-A dated September 30, 1998.

b.	Amended and Restated By-laws

Incorporated by reference to Form 8-K dated December 23, 2015.

(10)	Material Contracts

a.	1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008, and further amended on July 1, 2015, incorporated by reference to the 2008 Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed on August 10, 2015.

b.	Ampco-Pittsburgh Corporation 2008 Omnibus Incentive Plan, incorporated by reference to the Proxy Statement dated March 6, 2008.

c.	Ampco-Pittsburgh Corporation 2011 Omnibus Incentive Plan, incorporated by reference to the Proxy Statement dated March 22, 2011.

d.	Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul effective January 1, 2015, incorporated by reference to the 2014 Annual Report on Form 10-K.

e.	Offer Letter between the Corporation and John S. Stanik dated November 25, 2014, incorporated by reference to the 2014 Annual Report on Form 10-K filed on March 16, 2015.

f.	Change in Control Agreement between Ampco-Pittsburgh Corporation and John S. Stanik dated January 31, 2015, incorporated by reference to the 2014 Annual Report on Form 10-K filed on March 16, 2015.

g.	Change in Control Agreement between Ampco-Pittsburgh Corporation and Maria Trainor, incorporated by reference to the Quarterly Report on Form 10-Q filed on August 10, 2015.

h.	Amendment No. 1 to Amended and Restated Union Electric Steel Corporation Retirement Restoration Plan for Robert G. Carothers, effective as of July 1, 2015, incorporated by reference to the Quarterly Report on Form 10-Q filed on August 10, 2015.

i.	Amended and Restated Change in Control Agreements between Ampco-Pittsburgh Corporation and certain officers of Ampco-Pittsburgh Corporation and certain of its subsidiaries, incorporated by reference to the Quarterly Report on Form 10-Q filed on November 6, 2015.

j.	Share Sale and Purchase Agreement, dated as of December 2, 2015, by and between, inter alia, Åkers Holdings AB and Ampco-Pittsburgh Corporation, incorporated by reference to Current Report on Form 8-K filed on December 8, 2015.

k.	Amendment to Retirement and Consulting Agreement between Ampco-Pittsburgh Corporation and Robert A. Paul, dated March 2, 2016.

l.	Addendum to Share Sale and Purchase Agreement, dated March 1, 2016, among Ampco-Pittsburgh Corporation, Ampco UES Sub, Inc., Altor Fund II GP Limited, and Åkers Holding AB, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

m.	Second Addendum to Share Sale and Purchase Agreement, dated March 3, 2016, among Ampco-Pittsburgh Corporation, Ampco UES Sub, Inc., Altor Fund II GP Limited, and Åkers Holding AB, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

n.	Converting Note, issued by Ampco-Pittsburgh Corporation to Svenska Handelsbanken AB (publ) on March 3, 2016, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

o.	Promissory Note, issued by Ampco-Pittsburgh Corporation to Altor Fund II GP Limited on March 3, 2016, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

p.	Promissory Note, issued by Ampco-Pittsburgh Corporation to Svenska Handelsbanken AB (publ) on March 3, 2016, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

q.	Note Sale and Purchase Agreement, dated March 3, 2016, by and among Ampco-Pittsburgh Corporation, Altor Fund II GP Limited and Svenska Handelsbanken AB (publ), incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

r.	Shareholder Support Agreement, dated March 3, 2016, by and between Ampco-Pittsburgh Corporation and Altor Fund II GP Limited, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

(21)	Significant Subsidiaries

(23.1)	Consent of Deloitte & Touche LLP

(23.2)	Consent of Hamilton, Rabinovitz & Associates, Inc.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2016	AMPCO-PITTSBURGH CORPORATION
By:
Name: John S. Stanik
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/
	Director and Chief Executive Officer (Principal Executive	March 15, 2016
John S. Stanik	Officer)

	Chief Financial Officer and Treasurer (Principal Financial	March 15, 2016
Marliss D. Johnson	and Accounting Officer)

	Director	March 15, 2016
James J. Abel

	Director	March 15, 2016
Leonard M. Carroll

	Director	March 15, 2016
Michael I. German

	Director	March 15, 2016
Paul A. Gould

	Director	March 15, 2016
William K. Lieberman

SIGNATURE	TITLE	DATE

	Director	March 15, 2016
Laurence E. Paul

	Director	March 15, 2016
Stephen E. Paul

	Director	March 15, 2016
Carl H. Pforzheimer, III

	Director	March 15, 2016
Ernest G. Siddons

	Director	March 15, 2016
J. Fredrik Strömholm

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		67
Report of Independent Registered Public Accounting Firm		68
Valuation and Qualifying Accounts	II	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ampco-Pittsburgh Corporation

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Corporation’s internal control over financial reporting as of December 31, 2015, and have issued our reports thereon dated March 15, 2016; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Corporation listed in Item 15. The consolidated financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Pittsburgh, Pennsylvania

March 15, 2016

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Other(4)	Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$1,374	$408	$(762	)(1)	$(25)		$(12)	$983
Valuation allowance against gross deferred income tax assets	$3,254	$0	$(715	)(2)	$0		$(58)	$2,481

Year ended December 31, 2014
Allowance for doubtful accounts	$551	$1,381	$0		$(531)		$(27)	$1,374
Valuation allowance against gross deferred income tax assets	$2,639	$0	$721	(2)	$(33	)(3)	$(73)	$3,254

Year ended December 31, 2013
Allowance for doubtful accounts	$519	$33	$0		$(3)		$2	$551
Valuation allowance against gross deferred income tax assets	$2,887	$0	$35	(2)	$(156	)(3)	$(127)	$2,639

(1)	Represents collection of receivables previously provided for in the allowance for doubtful accounts.

(2)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.

(3)	Reduction in valuation allowances reflects primarily changes in the amount of deferred income tax assets expected to be realized, resulting in credit to the income tax provision in the consolidated statements of operations.

(4)	Represents primarily impact from changes in foreign currency exchange rates and income tax rates.