Form 10-Q
period 2016-03-31
AMPCO PITTSBURGH CORP
filed 2016-05-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 2, 2016, 12,216,578 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

		Page No.

Part I – Financial Information:

Item 1 –	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015	3

	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2016 and 2015	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income – Three Months Ended March 31, 2016 and 2015	5

	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 –	Controls and Procedures	22

Part II – Other Information:		23

Item 1 –	Legal Proceedings	23

Item 1A –	Risk Factors	23

Item 6 –	Exhibits	23

Signatures		24

Exhibit Index		25

Exhibits

	Exhibit 10.1
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 10.4
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$60,141	$95,122
Receivables, less allowance for doubtful accounts of $998 in 2016 and $983 in 2015	67,971	44,877
Inventories	93,978	59,734
Insurance receivables – asbestos	17,000	17,000
Other current assets	12,102	2,949

Total current assets	251,192	219,682
Property, plant and equipment, net	213,064	146,913
Insurance receivables – asbestos	105,748	108,423
Deferred income tax assets	30,529	20,569
Investments in joint ventures	3,069	3,097
Intangible assets – net	17,371	1,193
Goodwill	36,058	0
Other noncurrent assets	6,591	6,279

Total assets	$663,622	$506,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,890	$13,959
Accrued payrolls and employee benefits	18,487	9,183
Debt – current portion	19,364	13,311
Asbestos liability – current portion	21,000	21,000
Other current liabilities	48,049	23,880

Total current liabilities	144,790	81,333
Employee benefit obligations	102,228	63,702
Asbestos liability	144,822	148,849
Noncurrent debt	28,248	0
Other noncurrent liabilities	729	849

Total liabilities	420,817	294,733

Commitments and contingent liabilities (Note 7)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,217 shares in 2016 and 10,440 in 2015	12,217	10,440
Additional paid-in capital	149,541	128,840
Retained earnings	125,672	129,742
Accumulated other comprehensive loss	(56,209)	(57,599)

Total Ampco-Pittsburgh shareholders’ equity	231,221	211,423
Noncontrolling interest	11,584	0

Total shareholders’ equity	242,805	211,423

Total liabilities and shareholders’ equity	$663,622	$506,156

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$63,578	$65,087

Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	51,105	52,044
Selling and administrative	13,508	9,396
Depreciation and amortization	3,925	3,142
Loss on disposal of assets	3	3

Total operating expenses	68,541	64,585

(Loss) income from operations	(4,963)	502

Other income (expense):
Investment-related income	45	45
Interest expense	(242)	(59)
Other – net	1,164	(366)

	967	(380)

(Loss) income before income taxes and equity losses in Chinese joint venture	(3,996)	122
Income tax benefit (provision)	850	(40)
Equity gains (losses) in Chinese joint venture	172	(10)

Net (loss) income	(2,974)	72
Less: Net loss attributable to noncontrolling interest	(84)	0

Net (loss) income attributable to Ampco-Pittsburgh shareholders	$(2,890)	$72

Net (loss) income per common share attributable to Ampco-Pittsburgh:
Basic	$(0.26)	$0.01

Diluted	$(0.26)	$0.01

Cash dividends declared per share	$0.09	$0.18

Weighted average number of common shares outstanding:
Basic	11,006	10,426

Diluted	11,006	10,464

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(2,974)	$72

Other comprehensive income, net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	(315)	(3,741)
Unrecognized employee benefit costs (including effects of foreign currency translation)	649	5,453
Unrealized holding gains on marketable securities	148	4
Fair value of cash flow hedges	18	(85)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	785	1,874
Realized gains on sale of marketable securities	(30)	0
Realized losses from settlement of cash flow hedges	135	115

Other comprehensive income	1,390	3,620

Comprehensive (loss) income	(1,584)	3,692
Less: Comprehensive loss attributable to noncontrolling interest	(83)	0

Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(1,501)	$3,692

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net cash flows (used in) provided by operating activities	$(5,039)	$2,080

Cash flows from investing activities:
Purchases of property, plant and equipment	(562)	(2,493)
Proceeds from the sale of property, plant and equipment	7	0
Purchase of Åkers, net of cash acquired (Note 2)	(27,031)	0
Purchases of long-term marketable securities	(246)	(39)
Proceeds from the sale of long-term marketable securities	193	20

Net cash flows used in investing activities	(27,639)	(2,512)

Cash flows from financing activities:
Dividends paid	(1,879)	(1,877)

Net cash flows used in financing activities	(1,879)	(1,877)

Effect of exchange rate changes on cash and cash equivalents	(424)	(790)

Net decrease in cash and cash equivalents	(34,981)	(3,099)
Cash and cash equivalents at beginning of period	95,122	97,098

Cash and cash equivalents at end of period	$60,141	$93,999

Supplemental information:
Income tax payments	$3,000	$2,772

Interest payments	$61	$59

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$152	$656

Non-cash financing activities:
Issuance of common stock to acquire net assets of Åkers (Note 2)	$22,137	$0

Issuance of debt to acquire net assets of Åkers (Note 2)	$25,710	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three months ended March 31, 2016 and 2015 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retroactively or prospectively. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; however, early adoption is permitted if all provisions are adopted in the same period. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

2.	Acquisition of Åkers

On March 3, 2016, the Corporation acquired the stock of Åkers AB and certain of its affiliated companies, including Åkers AB’s 60% equity interest in a Chinese joint venture company (collectively, “Åkers”) from Altor Fund II GP Limited. The base purchase price as of the date of acquisition, subject to certain post-closing adjustments, approximated $77,246 and was comprised of $29,399 in cash, $25,710 in the form of a three-year note, and 1,776,604 shares of common stock of the Corporation which, based on the closing price of the Corporation’s common stock as of the date of closing, had a fair value of $22,137. The note bears interest at 6.5%, compounding annually, with principal and interest payable at maturity on March 3, 2019.

The acquisition adds roll production facilities in Sweden, the United States, Slovenia, and China; 14 sales offices; and a service capability in the United States. It enables cast roll production in the United States, forged roll production in Europe, and a low-cost product alternative for customers. The Corporation’s financial position as of March 31, 2016 includes the acquired assets and assumed liabilities of Åkers at their estimated fair value. Operating results of the acquired entities are included in the Forged and Cast Engineered Products segment. For March 2016, net sales for Åkers approximated $12,583 and loss before income taxes including the effects of purchase accounting approximated $1,006. Acquisition-related transaction costs of approximately $1,800 relating principally to the purchase of Åkers are included in selling and administrative costs.

The estimated fair value of assets acquired and liabilities assumed as of the date of acquisition is summarized below and subject to final adjustments primarily for intangible assets, pre-acquisition contingencies, deferred income taxes and residual goodwill. Goodwill is not amortized for book purposes or deductible for tax purposes. Goodwill is assessed for impairment annually in connection with the Corporation’s strategic planning process or whenever events or circumstances indicate the carrying amount of the asset may not be recoverable.

Current assets (excluding inventories)	$40,703
Inventories	29,863
Property, plant and equipment	68,140
Intangible assets	15,972
Other noncurrent assets	7,391
Current liabilities	(66,651)
Noncurrent liabilities	(42,219)

Net assets acquired	53,199
Noncontrolling interest	(11,666)
Goodwill	35,713

Base purchase price	$77,246

These fair value estimates are provisional amounts based on third party valuations that are currently under review. The estimated fair value of acquired intangible assets consists of $6,400 for developed technology, $6,016 for customer relationships, and $3,556 for trade name. The economic life of the acquired intangible assets is estimated to be 5 years for developed technology, 10 years for customer relationships, and indefinite for the trade name. Included in current liabilities is a loan payable to the noncontrolling shareholder of the Chinese joint venture company which, with accrued interest, approximated $7,468 as of the date of acquisition. The interest rate is equal to the “benchmark lending rate” set by the People’s Bank of China. Both the loan and interest were payable as of December 31, 2015 but remain unpaid.

Pro Forma Financial Information for the Åkers Acquisition (unaudited):

The financial information in the table below summarizes the combined results of operations of the Corporation and Åkers on a pro forma basis, for the period in which the acquisition occurred as though the companies had been combined as of the beginning of that period. Pro forma adjustments have been made to (1) include amortization expense on the definite-lived intangible assets identified in the acquisition and interest expense on the note and (2) remove debt-related expenses associated with Åkers’ previous debt facilities not assumed by the Corporation. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the period presented:

	Three Months Ended March, 31
	2016	2015
Net sales	$85,128	$106,610
Loss before income taxes (includes noncontrolling interest)	$(9,778)	$(6,733)

3.	Inventories

At March 31, 2016 and December 31, 2015, approximately 51% and 60% respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2016	December 31, 2015
Raw materials	$22,744	$18,314
Work-in-process	34,230	21,583
Finished goods	25,016	9,897
Supplies	11,988	9,940

	$93,978	$59,734

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2016	December 31, 2015
Land and land improvements	$10,323	$5,223
Buildings	65,027	44,570
Machinery and equipment	310,200	266,358
Construction-in-progress	4,669	3,566
Other	6,775	7,774

	396,994	327,491
Accumulated depreciation	(183,930)	(180,578)

	$213,064	$146,913

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $2,905 (£2,022) at March 31, 2016 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 6).

5.	Other Current Liabilities

Other	current liabilities were comprised of the following:

	March 31, 2016	December 31, 2015
Customer-related liabilities	$28,137	$12,195
Accrued interest payable	2,237	3
Accrued sales commissions	1,253	1,506
Income taxes payable	3,449	3,256
Other	12,973	6,920

	$48,049	$23,880

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of the period	$6,358	$6,672
Åkers – opening balance sheet liability for warranty claims	6,032	0
Satisfaction of warranty claims	(558)	(331)
Provision for warranty claims	613	748
Other, primarily impact from changes in foreign currency exchange rates	135	(153)

Balance at end of the period	$12,580	$6,936

6.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Three Months Ended March 31,
	2016	2015
Foreign defined benefit pension plans	$430	$427
Other postretirement benefits (e.g. net payments)	$241	$164
U.K. defined contribution pension plan	$62	$96
U.S. defined contribution plan	$503	$0

In 2015, the U.S. Defined Benefit Plan was amended to freeze benefit accruals and participation in the plan for non-union hourly and salaried participants and, effective January 1, 2016, for employees of the Union Electric Steel Carnegie Steelworkers Location. Benefits under the plan were replaced with employer contributions equaling a 3% base contribution and a matching contribution of up to 4% to the defined contribution plan. The plan changes resulted in a curtailment loss of $1,217 for the three months ended March 31, 2015. Additionally, as part of the Åkers acquisition, the Corporation assumed the obligations for two U.S. defined benefit pension plans, two foreign retirement benefit plans and two other postretirement benefit plans. None of the acquired benefit plans were fully funded as of the acquisition date.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2016	2015
Service cost	$346	$1,130
Interest cost	2,258	2,070
Expected return on plan assets	(3,011)	(2,741)
Amortization of prior service cost	105	138
Amortization of actuarial loss	1,128	1,463
Curtailment charge	0	1,217

Net benefit costs	$826	$3,277

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2016	2015
Service cost	$31	$0
Interest cost	568	597
Expected return on plan assets	(647)	(668)
Amortization of actuarial loss	176	210

Net benefit costs	$128	$139

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2016	2015
Service cost	$158	$75
Interest cost	200	112
Amortization of prior service cost	(258)	(168)
Amortization of actuarial loss	37	58

Net benefit costs	$137	$77

7.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2016 approximated $22,080, the majority of which serve as collateral for the Industrial Revenue Bond (“IRB”) debt. In addition, in connection with the acquisition of Åkers, the Corporation issued two surety bonds to PRJ Pensionsgaranti, guaranteeing certain obligations of Åkers Sweden AB and Åkers AB under the credit insurance policy relating to pension commitments. The total amount covered by the guarantees is approximately $4,200 (SEK 33,900).

See Note 8 for derivative instruments, Note 13 for litigation and Note 14 for environmental matters.

8.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2016, approximately $14,458 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through April 2017. The fair value of assets held as collateral for the fair value contracts as of March 31, 2016 approximated $718.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2016, approximately 43% or $2,486 of anticipated copper purchases over the next 15 months and 56% or $386 of anticipated aluminum purchases over the next six months are hedged.

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

At March 31, 2016, the Corporation has purchase commitments covering 44% or $1,976 of anticipated natural gas usage through 2017 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $823 and $781 for the three months ended March 31, 2016 and 2015, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $1,173 and $(380) for the three months ended March 31, 2016 and 2015, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2016	December 31, 2015
Cash flow hedge contracts	Other current assets	$0	$10
Fair value hedge contracts	Other current assets	1	113
	Other noncurrent assets	0	0
	Other current liabilities	564	258
	Other noncurrent liabilities	60	49
Fair value hedged items	Receivables	134	27
	Other current assets	404	255
	Other noncurrent assets	54	39
	Other current liabilities	3	116
	Other noncurrent liabilities	0	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2016 and 2015 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended March 31, 2016	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts	$4	$3	$7	$0
Foreign currency purchase contracts	241	0	4	237
Futures contracts – copper and aluminum	(200)	15	(146)	(39)

	$45	$18	$(135)	$198

Three Months Ended March 31, 2015
Foreign currency sales contracts	$0	$(2)	$0	$(2)
Foreign currency purchase contracts	258	0	5	253
Futures contracts – copper and aluminum	(173)	(83)	(120)	(136)

	$85	$(85)	$(115)	$115

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2016	2015
Foreign currency sales contracts – cash flow hedges	Net sales	$0	$10	$0
Foreign currency purchase contracts	Depreciation	27	7	7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(63)	(236)	(194)

9.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2016 and 2015 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(8,393)	$(49,943)	$692	$45	$(57,599)
Net Change	315	1,434	118	153	1,390

Balance at March 31, 2016	$(8,708)	$(48,509)	$810	$198	$(56,209)

Balance at January 1, 2015	$(4,426)	$(65,396)	$984	$85	$(68,753)
Net Change	(3,741)	7,327	4	30	3,620

Balance at March 31, 2015	$(8,167)	$(58,069)	$988	$115	$(65,133)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended March 31,
	2016	2015
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation)	$725	$1,281
Selling and administrative	323	1,595
Other income (expense)	140	42

Total before income tax	1,188	2,918
Income tax provision	(403)	(1,044)

Net of tax	$785	$1,874

Realized gains on sale of marketable securities:
Selling and administrative	$(46)	$0
Income tax provision	16	0

Net of tax	$(30)	$0

Realized (gains) losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$(10)	$0
Depreciation (foreign currency purchase contracts)	(7)	(7)
Costs of products sold (excluding depreciation) (futures contracts – copper and aluminum)	236	194

Total before income tax	219	187
Income tax provision	(84)	(72)

Net of tax	$135	$115

The income tax expense (benefit) associated with the various components of other comprehensive income for the three months ended March 31, 2016 and 2015 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2016	2015
Tax expense (benefit) associated with changes in:
Unrealized employee benefit costs	$(398)	$(2,429)
Unrealized holding gains on marketable securities	(77)	(2)
Fair value of cash flow hedges	(9)	50
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(403)	(1,044)
Realized gains from sale of marketable securities	16	0
Realized losses from settlement of cash flow hedges	(84)	(72)

10.	Stock-Based Compensation

In May 2011, the shareholders of the Corporation approved the adoption of the Ampco-Pittsburgh Corporation 2011 Omnibus Incentive Plan (the “Predecessor Plan”) which authorized the issuance of up to 1,000,000 shares of the Corporation’s common stock for grants of equity-based compensation under the plan. In May 2016, the shareholders of the Corporation approved the adoption of the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (the “Incentive Plan”), which authorizes the issuance of up to 1,100,000 shares of the Corporation’s common stock for awards under the Incentive Plan. The Incentive Plan replaces the Predecessor Plan and no new awards will be granted under the Predecessor Plan. Any awards outstanding under the Predecessor Plan will remain subject to and be paid under the Predecessor Plan, and any shares subject to outstanding awards under the Predecessor Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Incentive Plan.

Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of shares, or if shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

The Incentive Plan may be administered by the Board of Directors or the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted and the nature, amount and terms of such awards.

The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. In May 2016, 32,090 shares of the Corporation’s common stock were granted to the non-employee directors.

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 equaled $329 and $225, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $115 and $79, respectively.

11.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2016
Investments
Other noncurrent assets	$3,829	$0	$0	$3,829
Foreign currency exchange contracts
Other current assets	0	405	0	405
Other noncurrent assets	0	54	0	54
Other current liabilities	0	567	0	567
Other noncurrent liabilities	0	60	0	60
As of December 31, 2015
Investments
Other noncurrent assets	$3,663	$0	$0	$3,663
Foreign currency exchange contracts
Other current assets	0	378	0	378
Other noncurrent assets	0	39	0	39
Other current liabilities	0	374	0	374
Other noncurrent liabilities	0	49	0	49

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

12.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments.

	Three Months Ended March 31,
	2016	2015
Net sales:
Forged and Cast Engineered Products	$41,527	$42,773
Air and Liquid Processing	22,051	22,314

Total Reportable Segments	$63,578	$65,087

(Loss) income before income taxes:
Forged and Cast Engineered Products	$(2,470)	$1,627
Air and Liquid Processing	2,634	2,073

Total Reportable Segments	164	3,700
Other expense, including corporate costs	(4,160)	(3,578)

Total	$(3,996)	$122

13.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Total claims pending at the beginning of the period	6,212	8,457
New claims served	397	372
Claims dismissed	(90)	(311)
Claims settled	(80)	(120)

Total claims pending at the end of the period (1)	6,439	8,398

Gross settlement and defense costs (in 000’s)	$4,027	$5,083

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$23.69	$11.79

(1)	Included as “open claims” are approximately 427 and 1,645 claims as of March 31, 2016 and 2015, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189,048 of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. The reserve at March 31, 2016 was $165,822. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $140,651 ($122,748 at March 31, 2016).

The following table summarizes activity relating to insurance recoveries.

	Three Months Ended March 31,
	2016	2015
Insurance receivable – asbestos, beginning of the year	$125,423	$140,651
Settlement and defense costs paid by insurance carriers	(2,675)	(3,844)

Insurance receivable – asbestos, end of the period	$122,748	$136,807

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

14.	Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $300 recorded at March 31, 2016 is considered adequate based on information known to date.

15.	Subsequent Event

In April 2016, the Corporation elected to freeze salary benefit accruals and participation in one of the U.S. defined benefit pension plans assumed as a result of the Åkers acquisition. Effective June 1, 2016, benefits under the plan will be replaced with employer non-elective contributions equaling 3% of compensation. Participants in the plan currently receive an employer matching contribution. The Corporation is currently evaluating the financial statement effect of this modification.

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

The Forged and Cast Engineered Products segment historically consisted of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). On March 3, 2016, UES acquired the stock of Åkers AB and certain of its affiliated companies, including Åkers AB’s 60% equity interest in a Chinese joint venture company (collectively, “Åkers”) from Altor Fund II GP Limited. Doing business as Union Electric Åkers, the segment has operations in the United States, England, Sweden and Slovenia and an equity interest in three joint venture companies in China. The companies produce ingot and forged products and cast products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used mainly for cold rolling by producers of steel, aluminum and other metals and cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. In addition, UES produces ingot and open die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries and provides a service capability in the United States. The group primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity due to an overall reduction in global demand for roll product. Market conditions in the United States, Europe and other world regions remain difficult due to weaknesses in our customer base, which is suffering from excess steelmaking capacity and an over-supply of rolls worldwide. The strengthening of the U.S. dollar and British pound against most major currencies has further hampered opportunity. With the global steelmaking industry operating well below capacity, customer emphasis has been on roll cost versus performance. Accordingly, pricing has suffered and profit margins have decreased. Demand for rolls remains weak and pricing pressure continues. We do not anticipate major improvement in the steel market in 2016 but believe a slow turnaround could begin by 2017. While currently representing a minor portion of the segment’s business activity, ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although being affected by weak demand as a result of the falloff in crude oil pricing, sales of other forging products have offset some of the effects of constraints currently affecting the roll market through utilization of available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. Similar to UES, the joint venture has been adversely impacted by the global economy, resulting in significantly depressed pricing and reduced demand from its potential customer base in China. Excluding the first quarter of 2016, losses have been incurred since 2009, in which we have recognized our share (49%) in our consolidated statements of operations, and are expected to continue through 2016 and into 2017. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($1,757 at March 31, 2016) to determine if future charges are necessary.

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

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry continues to be strong while a decline in the fossil-fueled power generation market and industrial markets is negatively affecting our heat exchanger business. The downturn in the fossil-fueled power generation market is due to a falloff in spending for coal-fired power plants while the industrial markets are being impacted by lower spending in the industrial replacement market and increased competition. Our share of the market for custom air handling systems has improved; however, competitive pricing pressures continue. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and enhance the sales and marketing approach.

Consolidated Results of Operations for the Three Months Ended March 31, 2016 and 2015

Net sales for the three months ended March 31, 2016 and 2015 were $63,578 and $65,087, respectively. Backlog approximated $279,631 at March 31, 2016 versus $141,825 as of December 31, 2015 and $159,210 as of March 31, 2015. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation, as a percentage of net sales approximated 80.4% and 80.0% for the three months ended March 31, 2016 and 2015, respectively. The increase is principally due to the effects of purchase accounting associated with the acquisition which increased costs of products sold, excluding depreciation, as a percentage of net sales by approximately 250 basis points, whereas 2015 includes $268 of the $1,217 curtailment charge incurred in connection with the curtailment of the U.S. defined benefit plan which increased costs of products sold, excluding depreciation, as a percentage of net sales by approximately 50 basis points.

Selling and administrative expenses totaled $13,508 (21.2% of net sales) and $9,396 (14.4% of net sales) for the three months ended March 31, 2016 and 2015, respectively. Included in 2016 are selling and administrative costs for Åkers of approximately $2,229 and acquisition-related transaction costs of approximately $1,800 relating principally to the purchase of Åkers. Selling and administrative expenses for 2015 includes $949 of the $1,217 curtailment charge incurred in connection with the curtailment of the U.S. defined benefit plan but benefited from collection of accounts receivable previously written off of approximately $750.

(Loss) income from operations for the three months ended March 31, 2016 and 2015 approximated $(4,963) and $502, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three months ended March 31, 2016 were slightly less than sales for the three months ended March 31, 2015 and included $12,583 of sales for the newly acquired Åkers businesses. The addition of Åkers and a modest improvement in UES’ forged roll sales offset lower cast roll sales and an approximate $8,600 decline in the volume of open-die forged shipments to the oil and gas industry. The segment recorded an operating loss for the quarter led by the inclusion of Åkers, including the effects of purchase accounting, of approximately $2,000. The lower volume of open-die forged shipments and the fall off in cast roll shipments negatively impacted results by approximately $1,600. Additionally, operating income for the three months ended March 31, 2015 benefitted from collection of accounts receivable previously written off of approximately $750. Backlog approximated $243,469 at March 31, 2016 against $106,582 as of December 31, 2015 and $123,109 as of March 31, 2015. The increase in backlog primarily represents backlog for Åkers. Approximately $61,675 of the current backlog is expected to ship after 2016.

Air and Liquid Processing. Net sales for the segment for the three months ended March 31, 2016 were comparable to the three months ended March 31, 2015. For the current year quarter, net sales of air handling units increased by roughly 23% whereas net sales of heat exchange coils fell by approximately 13%, due to a lower volume of shipments to the fossil-fueled utility and industrial markets, and net sales of pumps decreased by approximately 3% due to a volume of shipments of commercial pumps. Backlog approximated $36,162 at March 31, 2016 against $35,243 as of December 31, 2015 and $36,101 as of March 31, 2015. The majority of backlog will ship in 2016.

Interest expense includes interest on the notes issued in connection with the purchase of Åkers and the loan payble to the noncontrolling shareholder of the Åkers Chinese joint venture totaling a combined $179 for the three months ended March 31, 2016.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses. Other income (expense) principally benefitted from foreign-exchange gains during the quarter compared to foreign-exchange losses a year ago. Foreign exchange gains resulted primarily from the weakening of the U.S. dollar against the Euro and Swedish Krona.

Effective income tax rate approximated 21.3% in comparison to 32.7% for the three months ended March 31, 2015. The decrease is principally due to the change in the geographic mix of earnings, inclusive of the newly acquired Åkers entities.

Net (loss) income and earnings per common share equaled $(2,890) or $(0.26) per common share for the three months ended March 31, 2016 which included an after-tax impact of both transaction-related costs and purchase accounting of approximately $2,807 or $0.26 per common share. For the three months ended March 31, 2015, the Corporation earned net income of $72 or $0.01 per common share which included an after-tax impact relating to the pension curtailment charge and collection of accounts receivable previously written off of approximately $314 or $0.03 per common share.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities decreased for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015. The decline is associated principally with higher inventories offset by a reduction in accounts receivable due to a combination of lower sales and improved collections.

Net cash flows used in investing activities represent primarily the cash portion for the acquisition of Åkers, net of cash acquired. Capital expenditures for the three months ended March 31, 2016 were less than the three months ended March 31, 2015 and related primarily to lower spend for the Forged and Cast Engineered Products segment. As of March 31, 2016, commitments for future capital expenditures approximated $9,325 which is expected to be spent over the next 12-18 months.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends.

As a result of the above, cash and cash equivalents decreased $34,981 in 2016 and ended the period at $60,141 (of which approximately $17,192 is held by foreign operations) in comparison to $95,122 at December 31, 2015 (of which approximately $10,785 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also maintains short-term lines of credit and an overdraft facility in excess of the cash needs of its businesses. The total available at March 31, 2016 was approximately $8,000 (including £2,500 in the U.K. and €400 in Belgium).

Litigation and Environmental Matters

See Notes 13 and 14 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2015, remain unchanged.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2015.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016.

(c)	Changes in Internal Control. Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2016, we acquired Åkers. We are in the process of integrating Åkers into our overall internal control over financial reporting process.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 13 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Items 2-5	None

Item 6	Exhibits

(10)	Material Contracts

(10.1)	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 23, 2016, as supplemented by the Definitive Proxy Statement on Schedule 14A filed on March 25, 2016.

(10.2)	Change in Control Agreement between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Form 8-K filed on April 25, 2016.

(10.3)	Retirement and Consulting Agreement effective May 1, 2016 with Robert G. Carothers, incorporated by reference to Form 8-K filed on May 3, 2016.

(10.4)	Change in Control Agreement, dated as of May 5, 2016, by and among Rodney L. Scagline, Ampco-Pittsburgh Corporation and Union Electric Steel Corporation.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2016	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: May 10, 2016	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Vice President, Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10.1)	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, incorporated by reference to Annex I to the Definitive Proxy Statement on Schedule 14A filed on March 23, 2016, as supplemented by the Definitive Proxy Statement on Schedule 14A filed on March 25, 2016.

	(10.2)	Change in Control Agreement between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Form 8-K filed on April 25, 2016.

	(10.3)	Retirement and Consulting Agreement effective May 1, 2016 with Robert G. Carothers, incorporated by reference to Form 8-K filed on May 3, 2016.

	(10.4)	Change in Control Agreement, dated as of May 5, 2016, by and among Rodney L. Scagline, Ampco-Pittsburgh Corporation and Union Electric Steel Corporation.

	(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(101)	Interactive Data File (XBRL)