Form 10-Q
period 2016-06-30
AMPCO PITTSBURGH CORP
filed 2016-08-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 2, 2016, 12,270,621 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

		Page No.
Part I – Financial Information:

Item 1 –	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015	3

	Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2016 and 2015	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income – Three and Six Months Ended June 30, 2016 and 2015	5

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2016 and 2015	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 –	Controls and Procedures	24

Part II – Other Information:		25

Item 1 –	Legal Proceedings	25

Item 1A –	Risk Factors	25

Item 6 –	Exhibits	25

Signatures		26

Exhibit Index		27

Exhibits

	Exhibit 10.1
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 10.4
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$46,455	$95,122
Receivables, less allowance for doubtful accounts of $789 in 2016 and $983 in 2015	73,424	44,877
Inventories	88,040	59,734
Insurance receivables – asbestos	17,000	17,000
Other current assets	10,966	2,949

Total current assets	235,885	219,682
Property, plant and equipment, net	211,634	146,913
Insurance receivables – asbestos	102,246	108,423
Deferred income tax assets	25,620	20,569
Investments in joint ventures	3,065	3,097
Intangible assets – net	17,104	1,193
Goodwill	31,685	0
Other noncurrent assets	7,527	6,279

Total assets	$634,766	$506,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,661	$13,959
Accrued payrolls and employee benefits	19,361	9,183
Debt – current portion	19,088	13,311
Asbestos liability – current portion	21,000	21,000
Other current liabilities	44,266	23,880

Total current liabilities	136,376	81,333
Employee benefit obligations	99,191	63,702
Asbestos liability	140,098	148,849
Noncurrent debt	25,345	0
Other noncurrent liabilities	773	849

Total liabilities	401,783	294,733

Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,271 shares in 2016 and 10,440 in 2015	12,271	10,440
Additional paid-in capital	150,320	128,840
Retained earnings	119,255	129,742
Accumulated other comprehensive loss	(60,462)	(57,599)

Total Ampco-Pittsburgh shareholders’ equity	221,384	211,423
Noncontrolling interest	11,599	0

Total shareholders’ equity	232,983	211,423

Total liabilities and shareholders’ equity	$634,766	$506,156

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$93,301	$59,973	$156,879	$125,060

Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	77,452	48,197	128,557	100,241
Selling and administrative	15,187	9,175	28,695	18,571
Depreciation and amortization	5,530	3,089	9,455	6,231
(Gain) loss on disposal of assets	(12)	318	(9)	321

Total operating expenses	98,157	60,779	166,698	125,364

Loss from operations	(4,856)	(806)	(9,819)	(304)

Other (expense) income:
Investment-related income	447	42	492	87
Interest expense	(576)	(52)	(818)	(111)
Other – net	(472)	181	692	(185)

	(601)	171	366	(209)

Loss before income taxes and equity losses in Chinese joint venture	(5,457)	(635)	(9,453)	(513)
Income tax (provision) benefit	(875)	233	(25)	193
Equity (losses) gains in Chinese joint venture	(61)	(118)	111	(128)

Net loss	(6,393)	(520)	(9,367)	$(448)
Less: Net income attributable to noncontrolling interest	93	0	9	0

Net loss attributable to Ampco-Pittsburgh shareholders	$(6,486)	$(520)	$(9,376)	$(448)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.53)	$(0.05)	$(0.81)	$(0.04)

Diluted	$(0.53)	$(0.05)	$(0.81)	$(0.04)

Cash dividends declared per share	$0	$0.18	$0.09	$0.36

Weighted average number of common shares outstanding:
Basic	12,250	10,434	11,628	10,430

Diluted	12,250	10,434	11,628	10,430

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,393)	$(520)	$(9,367)	$(448)

Other comprehensive (loss) income, net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	(6,089)	3,893	(6,404)	152
Unrecognized employee benefit costs (including effects of foreign currency translation)	1,301	(1,510)	1,950	3,943
Unrealized holding gains (losses) on marketable securities	69	(68)	217	(64)
Fair value of cash flow hedges	37	(67)	55	(152)
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	393	962	1,178	2,836
Realized losses (gains) from sale of marketable securities	6	(1)	(24)	(1)
Realized losses from settlement of cash flow hedges	30	100	165	215

Other comprehensive (loss) income	(4,253)	3,309	(2,863)	6,929

Comprehensive (loss) income	(10,646)	2,789	(12,230)	6,481
Less: Comprehensive income attributable to noncontrolling interest	93	0	9	0

Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(10,739)	$2,789	$(12,239)	$6,481

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Net cash flows (used in) provided by operating activities	$(14,491)	$5,352

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,617)	(5,290)
Proceeds from the sale of property, plant and equipment	11	0
Purchase of Åkers, net of cash acquired (Note 2)	(27,031)	0
Purchases of long-term marketable securities	(422)	(154)
Proceeds from the sale of long-term marketable securities	396	62

Net cash flows used in investing activities	(29,663)	(5,382)

Cash flows from financing activities:
Dividends paid	(2,997)	(3,753)
Repayment of debt	(227)	0
Debt issuance costs (Note 7)	(1,091)	0

Net cash flows used in financing activities	(4,315)	(3,753)

Effect of exchange rate changes on cash and cash equivalents	(198)	(217)

Net decrease in cash and cash equivalents	(48,667)	(4,000)
Cash and cash equivalents at beginning of period	95,122	97,098

Cash and cash equivalents at end of period	$46,455	$93,098

Supplemental information:
Income tax payments	$3,557	$3,082

Interest payments	$815	$110

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$2,724	$424

Non-cash financing activities:
Issuance of common stock to acquire net assets of Åkers (Note 2)	$22,137	$0

Issuance of debt to acquire net assets of Åkers (Note 2)	$22,619	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2016 and the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015 and condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. However, the guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB subsequently issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits an entity to defer and present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amended guidance became effective January 1, 2016. See Note 7.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period, including changes in depreciation and amortization or other income effects, in the reporting period in which the adjustment amounts are determined. The amended guidance became effective January 1, 2016. See Note 2.

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

On March 3, 2016, the Corporation acquired the stock of Åkers AB and certain of its affiliated companies, including Åkers AB’s 60% equity interest in a Chinese joint venture company (collectively, “Åkers”) from Altor Fund II GP Limited (“Altor”). The purchase price, after the post-closing purchase price adjustment made in accordance with the purchase agreement during the second quarter of $3,100, approximated $74,155 and was comprised of $29,399 in cash, $22,619 in the form of three-year promissory notes, and 1,776,604 shares of common stock of the Corporation which, based on the closing price of the Corporation’s common stock as of the date of closing, had a fair value of $22,137. The notes bear interest at 6.5%, compounding annually, with principal and interest payable at maturity on March 3, 2019.

The acquisition adds roll production facilities in Sweden, the United States, Slovenia, and China; 14 sales offices; and a service capability in the United States. It enables cast roll production in the United States, forged roll production in Europe, and a low-cost product alternative for customers.

Operating results of the acquired entities are included in the Forged and Cast Engineered Products segment from the date of acquisition. For the three months and six months ended June 30, 2016, net sales for Åkers approximated $40,441 and $53,024, respectively, and loss before income taxes including the effects of purchase accounting approximated $4,089 and $5,095, respectively. Acquisition-related transaction costs of $200 and $2,000 for the three and six months ended June 30, 2016 relating principally to the purchase of Åkers are included in selling and administrative costs.

The Corporation’s financial position as of March 31, 2016 included the acquired assets and assumed liabilities of Åkers at their provisional fair value estimates. During the second quarter, the previously-mentioned post-closing purchase price adjustment of approximately $3,100 was recorded as a reduction in the outstanding principal balance of the three-year promissory notes and principally to goodwill. The Corporation also recorded an increase in property, plant and equipment of $2,742 with a corresponding decrease to goodwill. Neither of the adjustments had a material impact on the Corporation’s statements of operations for the three or six months ended June 30, 2016. The resulting estimated fair value of assets acquired and liabilities assumed as of the date of acquisition is as follows:

Current assets (excluding inventories)	$40,703
Inventories	29,863
Property, plant and equipment	70,882
Intangible assets	15,972
Other noncurrent assets	6,090
Current liabilities	(67,005)
Noncurrent liabilities	(42,219)

Net assets acquired	54,286
Noncontrolling interest	(11,666)
Goodwill	31,535

Base purchase price	$74,155

The estimated fair values primarily for intangible assets, noncontrolling interest, pre-acquisition contingencies, deferred income taxes, and goodwill are provisional amounts based, in part, on third party valuations currently under review and continue to be subject to final adjustments. Intangible assets consist of $6,400 for developed technology, $6,016 for customer relationships, and $3,556 for trade name. The economic life of the acquired intangible assets is estimated to be 5 years for developed technology, 10 years for customer relationships, and indefinite for the trade name. Goodwill is not amortized for book purposes or deductible for tax purposes. Goodwill is assessed for impairment annually in connection with the Corporation’s strategic planning process or whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill presented in the condensed consolidated balance sheet as of June 30, 2016 differs from goodwill recognized as of the acquisition date due to the efforts of foreign currency translation.

Included in current liabilities is a loan payable to the non-controlling shareholder of the Chinese joint venture company which, with accrued interest, approximated $7,468 as of the date of acquisition. The interest rate is equal to the “benchmark lending rate” set by the People’s Bank of China. Both the loan and interest were payable as of December 31, 2015 but remain unpaid.

Pro Forma Financial Information for the Åkers Acquisition (unaudited):

The financial information in the table below summarizes the combined results of operations of the Corporation and Åkers on a pro forma basis, for the period in which the acquisition occurred as though the companies had been combined as of the beginning of that period. Pro forma adjustments have been made to (1) include amortization expense on the definite-lived intangible assets identified in the acquisition and interest expense on the notes and (2) remove debt-related expenses associated with Åkers’ previous debt facilities not assumed by the Corporation. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$93,301	$98,855	$178,429	$205,465
Loss before income taxes (includes noncontrolling interest)	(3,264)	(1,158)	(13,042)	(7,891)

3.	Inventories

At June 30, 2016 and December 31, 2015, approximately 51% and 60% respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2016	December 31, 2015
Raw materials	$20,618	$18,314
Work-in-process	31,463	21,583
Finished goods	23,887	9,897
Supplies	12,072	9,940

	$88,040	$59,734

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2016	December 31, 2015
Land and land improvements	$10,181	$5,223
Buildings	64,298	44,570
Machinery and equipment	310,571	266,358
Construction-in-progress	7,855	3,566
Other	6,827	7,774

	399,732	327,491
Accumulated depreciation	(188,098)	(180,578)

	$211,634	$146,913

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $2,708 (£2,022) at June 30, 2016 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 6). Substantially all of the remaining assets are held as collateral for the Corporation’s Revolving Credit and Security Agreement (see Note 7).

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2016	December 31, 2015
Customer-related liabilities	$31,792	$12,195
Accrued interest payable	2,243	3
Accrued sales commissions	1,371	1,506
Income taxes payable	183	3,256
Other	8,677	6,920

	$44,266	$23,880

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of the period	$12,580	$6,936	$6,358	$6,672
Akers—opening balance sheet liability for warranty claims	0	0	6,032	0
Satisfaction of warranty claims	(1,147)	(674)	(1,705)	(1,005)
Provision for warranty claims	904	825	1,517	1,573
Other, primarily impact from changes in foreign currency exchange rates	(512)	183	(377)	30

Balance at end of the period	$11,825	$7,270	$11,825	$7,270

6.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Six Months Ended June 30,
	2016	2015
Foreign defined benefit pension plans	$896	$860
Other postretirement benefits (e.g. net payments)	$664	$305
U.K. defined contribution pension plan	$135	$201
U.S. defined contribution plan	$1,201	$0

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

As part of the Åkers acquisition, the Corporation assumed the obligations for two U.S. defined benefit pension plans, two foreign retirement benefit plans and two other postretirement benefit plans. None of the acquired benefit plans were fully funded as of the acquisition date. In April 2016, the Corporation elected to freeze participation in one of the U.S. defined benefit pension plans, effective June 1, 2016, and replace salary benefit accruals with employer non-elective contributions equaling 3% of compensation. The plan change resulted in a reduction in the plan liability of approximately $1,135 and a curtailment gain of $887. See also Note 16.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Defined Benefit Pension Plans
Service cost	$465	$540	$811	$1,670
Interest cost	2,516	1,978	4,774	4,048
Expected return on plan assets	(3,409)	(2,751)	(6,420)	(5,492)
Amortization of prior service (benefit) cost	(82)	77	23	215
Amortization of actuarial loss	534	1,346	1,662	2,809
Curtailment (credit) charge	(887)	0	(887)	1,217

Net benefit (income) cost	$(863)	$1,190	$(37)	$4,467

Foreign Defined Benefit Pension Plans
Service cost	$98	$0	$129	$0
Interest cost	596	$604	1,164	$1,201
Expected return on plan assets	(643)	(677)	(1,290)	(1,345)
Amortization of actuarial loss	175	214	351	424

Net benefit cost	$226	$141	$354	$280

Other Postretirement Benefit Plans
Service cost	$78	$117	$236	$192
Interest cost	154	125	354	237
Amortization of prior service cost	(257)	(168)	(515)	(336)
Amortization of actuarial (gain) loss	(19)	(45)	18	13

Net benefit (income) cost	$(44)	$29	$93	$106

7.	Revolving Credit and Security Agreement

In May 2016, the Corporation entered into a new five-year Revolving Credit and Security Agreement (the “Agreement”) with a syndicate of banks. The Agreement provides for a senior secured asset based revolving credit facility that replaces the Corporation’s existing line of credit and letter of credit facilities. The Agreement provides for initial borrowings not to exceed $100,000 with an option to increase the credit facility by an additional $50,000. The Agreement also includes sublimits for letters of credit, not to exceed $40,000, and European borrowings, not to exceed $25,000.

Availability under the Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest at the Corporation’s option at either (1) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (2) the Base Rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. The Agreement contains customary affirmative and negative covenants and is collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage of not less than 1.00 to 1.00.

In connection with the credit facility, the Corporation paid deferred financing fees of approximately $1,000 which are being amortized over the life of the Agreement. Unamortized deferred financing fees are included as a noncurrent asset in the accompanying condensed consolidated balance sheet.

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2016 approximated $27,067, of which approximately half serves as collateral for the Industrial Revenue Bond (“IRB”) debt. In addition, in connection with the acquisition of Åkers, the Corporation issued two surety bonds to PRI Pensionsgaranti, guaranteeing certain obligations of Åkers Sweden AB and Åkers AB under a credit insurance policy relating to pension commitments. The total amount covered by the surety bonds is approximately $4,000 (SEK 33,900).

See Note 9 for derivative instruments, Note 14 for litigation and Note 15 for environmental matters.

9.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2016, approximately $16,453 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through July 2017. The fair value of assets held as collateral for the fair value contracts as of June 30, 2016 approximated $670.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2016, approximately 41% or $2,616 of anticipated copper purchases over the next 17 months and 56% or $392 of anticipated aluminum purchases over the next six months are hedged.

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

At June 30, 2016, the Corporation has purchase commitments covering 40% or $1,624 of anticipated natural gas usage through 2017 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $346 and $542 for the three months ended June 30, 2016 and 2015 and $1,169 and $1,323 for the six months then ended, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

(Losses) gains on foreign exchange transactions included in other (expense) income approximated $(525) and $174 for the three months ended June 30, 2016 and 2015 and $648 and $(206) for the six months ended June 30, 2016 and 2015, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2016	December 31, 2015
Cash flow hedge contracts	Other current assets	$0	$10
Fair value hedge contracts	Other current assets	0	113
	Other noncurrent assets	0	0
	Other current liabilities	1,528	258
	Other noncurrent liabilities	18	49
Fair value hedged items	Receivables	443	27
	Other current assets	1,300	255
	Other noncurrent assets	23	39
	Other current liabilities	0	116
	Other noncurrent liabilities	0	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2016 and 2015 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. All amounts are after-tax.

Three Months Ended June 30, 2016	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	237	0	4	233
Futures contracts – copper and aluminum	(39)	37	(34)	32

	$198	$37	$(30)	$265

Three Months Ended June 30, 2015
Foreign currency sales contracts	$(2)	$10	$4	$4
Foreign currency purchase contracts	253	0	4	249
Futures contracts – copper and aluminum	(136)	(77)	(108)	(105)

	$115	$(67)	$(100)	$148

Six Months Ended June 30, 2016
Foreign currency sales contracts	$4	$3	$7	$0
Foreign currency purchase contracts	241	0	8	233
Futures contracts – copper and aluminum	(200)	52	(180)	32

	$45	$55	$(165)	$265

Six Months Ended June 30, 2015
Foreign currency sales contracts	$0	$8	$4	$4
Foreign currency purchase contracts	258	0	9	249
Futures contracts – copper and aluminum	(173)	(160)	(228)	(105)

	$85	$(152)	$(215)	$148

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	Next 12 Months	2016	2015	2016	2015
Foreign currency sales contracts—cash flow hedges	Sales	$0	$0	$7	$10	$7
Foreign currency purchase contracts	Depreciation	27	7	6	14	13
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation)	38	(55)	(176)	(291)	(370)

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2016 and 2015 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(8,393)	$(49,943)	$692	$45	$(57,599)
Net Change	(6,404)	3,128	193	220	(2,863)

Balance at June 30, 2016	$(14,797)	$(46,815)	$885	$265	$(60,462)

Balance at January 1, 2015	$(4,426)	$(65,396)	$984	$85	$(68,753)
Net Change	152	6,779	(65)	63	6,929

Balance at June 30, 2015	$(4,274)	$(58,617)	$919	$148	$(61,824)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation and amortization)	$936	$498	$1,661	$1,779
Selling and administrative	(393)	798	(70)	2,393
Other (expense) income	56	128	196	170

Total before income tax	599	1,424	1,787	4,342
Income tax (provision) benefit	(206)	(462)	(609)	(1,506)

Net of tax	$393	$962	$1,178	$2,836

Realized losses (gains) on sale of marketable securities:
Selling and administrative	$9	$(2)	$(37)	$(2)
Income tax (provision) benefit	(3)	1	13	1

Net of tax	$6	$(1)	$(24)	$(1)

Realized losses (gains) from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$0	$(7)	$(10)	$(7)
Depreciation (foreign currency purchase contracts)	(7)	(6)	(14)	(13)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	55	176	291	370

Total before income tax	48	163	267	350
Income tax (provision) benefit	(18)	(63)	(102)	(135)

Net of tax	$30	$100	$165	$215

The income tax expense (benefit) associated with the various components of other comprehensive income for the three and six months ended June 30, 2016 and 2015 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$87	$0	$87	$(2,429)
Unrealized holding losses/gains on marketable securities	(40)	36	(117)	34
Fair value of cash flow hedges	(26)	43	(35)	93
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(206)	(462)	(609)	(1,506)
Realized losses/gains from sale of marketable securities	(3)	1	13	1
Realized losses/gains from settlement of cash flow hedges	(18)	(63)	(102)	(135)

11.	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended June 30, 2016 and 2015 equaled $874 and $353, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $306 and $123, respectively. Stock-based compensation expense for the six months ended June 30, 2016 and 2015 equaled $1,203 and $578, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $421 and $202, respectively.

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
As of June 30, 2016
Investments
Other noncurrent assets	$3,890	$		$		$3,890
Foreign currency exchange contracts
Other current assets			1,300			1,300
Other noncurrent assets			23			23
Other current liabilities			1,528			1,528
Other noncurrent liabilities			18			18
As of December 31, 2015
Investments
Other noncurrent assets	$3,663		$0		$0	$3,663
Foreign currency exchange contracts
Other current assets	0		378		0	378
Other noncurrent assets	0		39		0	39
Other current liabilities	0		374		0	374
Other noncurrent liabilities	0		49		0	49

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

13.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales:
Forged and Cast Engineered Products	$71,621	$37,533	$113,148	$80,306
Air and Liquid Processing	21,680	22,440	43,731	44,754

Total Reportable Segments	$93,301	$59,973	$156,879	$125,060

(Loss) Income before Income Taxes:
Forged and Cast Engineered Products	$(3,552)	$(613)	$(6,022)	$1,014
Air and Liquid Processing	2,654	2,889	5,288	4,962

Total Reportable Segments	(898)	2,276	(734)	5,976
Other expense, including corporate costs – net	(4,559)	(2,911)	(8,719)	(6,489)

Total	$(5,457)	$(635)	$(9,453)	$(513)

14.	Litigation (claims not in thousands)

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of Air & Liquid Systems Corporation (“Air & Liquid”), a subsidiary of the Corporation (“Asbestos Liability”). Air & Liquid and, in some cases, the Corporation are defendants (among numerous defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Total claims pending at the beginning of the period	6,212	8,457
New claims served	751	739
Claims dismissed	(227)	(462)
Claims settled	(142)	(169)

Total claims pending at the end of the period (1)	6,594	8,565

Gross settlement and defense costs (in 000’s)	$8,751	$8,711

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$23.72	$13.81

(1)	Included as “open claims” are approximately 427 and 1,645 claims as of June 30, 2016 and 2015, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for Asbestos Liability (the “Settling Insurers”). Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for Asbestos Liability. The Settlement Agreements encompass the substantial majority of insurance policies that provide coverage for claims for Asbestos Liability.

The Settlement Agreements include acknowledgements that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge Company, a former subsidiary of the Corporation (the “Products”). The Settlement Agreements do not provide for any prioritization on access to the applicable policies or any sublimits of liability as to Howden or the Corporation and Air & Liquid, and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of a Product. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for Asbestos Liability.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189,048 of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. The reserve at June 30, 2016 was $161,098. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $140,651 ($119,246 at June 30, 2016).

The following table summarizes activity relating to insurance recoveries.

	Six Months Ended June 30,
	2016	2015
Insurance receivable – asbestos, beginning of the year	$125,423	$140,651
Settlement and defense costs paid by insurance carriers	(6,177)	(6,743)

Insurance receivable – asbestos, end of the period	$119,246	$133,908

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

15.	Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $285 recorded at June 30, 2016 is considered adequate based on information known to date.

16.	Subsequent Event

In July 2016, the Corporation notified retirees (or surviving spouses of retirees) of Åkers National Roll Company that the Postretirement Benefits Plan will be modified. Effective January 1, 2017, retiree health benefits for those individuals pre-Medicare eligible will be replaced with a monthly stipend for up to a five year period. The Corporation is currently evaluating the financial statement effects of this modification.

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

The Forged and Cast Engineered Products segment historically consisted of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). On March 3, 2016, UES acquired the stock of Åkers AB and certain of its affiliated companies, including Åkers AB’s 60% equity interest in a Chinese joint venture company (collectively, “Åkers”) from Altor Fund II GP Limited. Doing business as Union Electric Åkers, the segment now has operations in the United States, England, Sweden and Slovenia and an equity interest in three joint venture companies in China. The companies produce ingot and forged products and cast products that service a wide variety of industries globally. It specializes in the production of forged hardened steel rolls used mainly for cold rolling by producers of steel, aluminum and other metals and cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. In addition, UES produces ingot and open die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries and provides a service capability in the United States. The group primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity due to an overall reduction in global demand for roll product. Market conditions in the United States, Europe and other world regions remain difficult due to weaknesses in our customer base, which is suffering from excess steelmaking capacity and an over-supply of rolls worldwide. The strengthening of the U.S. dollar against most major currencies has further hampered opportunity. With the global steelmaking industry operating well below capacity, customer emphasis has been on roll cost versus performance. Accordingly, pricing has suffered and profit margins have decreased. While demand for rolls remains weak, pricing has begun to stabilize. The pricing of steel coils has rebounded slightly during the second quarter and many of our customers have announced improved ongoing results which should result in improved roll pricing. While currently representing a minor portion of the segment’s business activity, ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although being affected by weak demand as a result of the falloff in crude oil pricing, sales of other forging products have offset some of the effects of current roll market constraints through utilization of available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. Similar to UES, the joint venture has been adversely impacted by the global economy, resulting in significantly depressed pricing and reduced demand from its potential customer base in China. Losses have been consistently incurred since 2009, in which we have recognized our share (49%) in our consolidated statements of operations, and are expected to continue through 2016 and into 2017. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($1,725 at June 30, 2016) to determine if future charges are necessary.

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

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Net sales for the three months ended June 30, 2016 and 2015 were $93,301 and $59,973 and $156,879 and $125,060 for the six months ended June 30, 2016 and 2015, respectively. Backlog approximated $249,300 at June 30, 2016 versus $141,825 as of December 31, 2015 and $150,729 as of June 30, 2015. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales approximated 83.0% and 81.9% for the three and six months ended June 30, 2016, respectively, compared to 80.4% and 80.2% for the same periods of the prior year. The increase is primarily due to the effects of purchase accounting associated with the acquisition including the write-up of inventory to its estimated net realizable value. As the inventory is sold, the higher inventory values are recognized as costs of products sold, excluding depreciation and amortization. The impact to costs of products sold, excluding depreciation and amortization, as a percentage of net sales was approximately 240 basis points for each of the current year periods. As of June 30, 2016, the majority of this inventory has been sold; accordingly, the future impact is not expected to be significant.

Selling and administrative expenses totaled $15,187 (16.3% of net sales) and $28,695 (18.3% of net sales) for the three and six months ended June 30, 2016, respectively, compared $9,175 (15.3% of net sales) and $18,571 (14.8% of net sales) for the same periods of the prior year. The increase is attributable primarily to (1) selling and administrative costs of Åkers which approximated $4,744 and $6,973, respectively, and (2) transaction and other costs resulting from the acquisition of Åkers which approximated $200 and $2,000 for the three and six months ended June 30, 2016, respectively.

Depreciation and amortization includes depreciation and amortization of intangibles for the Åkers-related business from the date of acquisition which approximated $2,346 and $3,074 for the three and six months ended June 30, 2016.

Loss from operations approximated $4,856 and $806 for the three months ended June 30, 2016 and 2015 and $9,819 and $304 for the six months ended June 30, 2016 and 2015, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three and six months ended June 30, 2016 increased significantly when compared to the same periods of the prior year. The recently acquired Åkers businesses added sales of approximately $40,441 and $53,024, respectively. With respect to roll sales of our legacy businesses, sales of forged rolls for the U.S. operations improved slightly for each of the periods while sales of cast rolls for the U.K. operations were impacted by lower volume of shipments, particularly to its European customer base, and a decline in the exchange rate which reduced translated sales by approximately $600 and $1,400 for the three and six months ended June 30, 2016, respectively. Additionally, sales of open-die forged products to the oil and gas industry were approximately $1,800 and $9,300 less for the current three and six month periods, respectively, when compared to a year ago.

Operating results for the three and six months ended June 30, 2016, which include the operating results of Åkers from the date of acquisition, were less than the same periods of the prior year. Operating losses of Åkers approximated $3,400 and $5,400 for the quarter and year-to-date period, respectively, and include unfavorable effects of purchase accounting of approximately $2,900 and $4,500 for the same periods. Quarter to quarter, lower margins impacted earnings by approximately $3,300 while a higher level of production for the forged roll business and an increase in the volume of shipments improved results by approximately $2,800 and $700, respectively. Year over year, operating income benefited by approximately $3,800 from higher production volumes for the forged roll business; however, lower shipping levels and weaker pricing from a year ago impacted operating results by approximately $900 and $5,000, respectively, more than offsetting the improvement.

Backlog approximated $211,212 at June 30, 2016 against $106,582 as of December 31, 2015 and $108,682 as of June 30, 2015. Backlog for Åkers approximated $112,000 as of June 30, 2016. Backlog for the legacy forged roll operations improved slightly when compared to year end and a year ago; however, backlog for the cast roll business fell sharply principally due to lower demand, weaker pricing and lower exchange rates. Approximately $68,726 of the current backlog is expected to ship after 2016.

Air and Liquid Processing. Sales and operating income for the three months ended June 2016 were slightly less than the comparable prior year period principally driven by lower heat exchanger coil shipments to the coal-fired power generation market. For the six months ended June 30, 2016, sales were comparable to the prior year level and operating income improved primarily as a result of the curtailment charge of $268 recorded in the first quarter of 2015 associated with the partial freezing of the U.S Defined Benefit Plan.

For the current year periods, net sales of air handling units increased by approximately 25% principally on higher volume of shipments, net sales of heat exchange coils fell by approximately 15% due to a lower volume of shipments to the fossil-fueled utility and industrial markets, and net sales of pumps decreased by approximately 5% due to a lower volume of commercial pump shipments. Backlog approximated $38,088 at June 30, 2016 against $35,243 as of December 31, 2015 and $42,047 as of June 30, 2015. The majority of backlog will ship in 2016.

Investment-related income includes a dividend from the Corporation’s U.K./Chinese cast roll joint venture company of almost $400.

Interest expense includes interest on the notes issued in connection with the purchase of Åkers and the loan payable to the noncontrolling shareholder of the Åkers Chinese joint venture totaling a combined $471 and $650 for the three and six months ended June 30, 2016, respectively.

Other income (expense) fluctuated primarily as a result of movement in foreign exchange gains and losses. During the quarter, the U.S. dollar strengthened and, on news of the U.K. potentially leaving the European Union, the British pound sterling fell sharply. Accordingly, foreign exchange losses were incurred during the quarter compared to foreign exchange gains a year ago. However, on a year-to-date basis, the Corporation continues to benefit from foreign exchange gains in comparison to foreign exchange losses in the prior year.

Income tax (provision) benefit for the three and six months ended June 30, 2016 includes valuation allowances of approximately $1,400 against the net deferred tax assets of certain of the Corporation’s international operations. Additionally, no tax benefit has been recognized on the losses incurred by these operations in the current year periods given their three-year cumulative loss position.

Net loss and loss per common share for the three and six months ended June 30, 2016 equaled $(6,486) or $(0.53) per common share and $(9,376) or $(0.81) per common share, respectively, and includes an after-tax impact for purchase accounting and transaction and other related acquisition costs of approximately $(3,000) or $(0.24) per common share and $(6,100) or $(0.53) per common share, respectively. The valuation allowances established in the second quarter of 2016 further impacted net loss and loss per common share by approximately $(1,400) or $(0.12) for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities decreased for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015. The decline is principally associated with higher losses incurred from operations and a reduction in accounts payable principally for the Åkers entities.

Net cash flows used in investing activities represent primarily the cash portion for the acquisition of Åkers, net of cash acquired. Capital expenditures for the six months ended June 30, 2016 were less than the six months ended June 30, 2015 and related primarily to lower spend for the Forged and Cast Engineered Products segment. As of June 30, 2016, commitments for future capital expenditures approximated $6,600 which is expected to be spent over the next 6 to 12 months.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends. The dividend rate was $0.18 per common share, reduced to $0.09 per common share effective with the March 2016 dividend declaration.

As a result of the above, cash and cash equivalents decreased $48,667 in 2016 and ended the period at $46,455 (of which approximately $13,005 was held by foreign operations) in comparison to $95,122 at December 31, 2015 (of which approximately $10,785 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. The Corporation also entered into a revolving credit facility during the quarter which, as of June 30, 2016, had availability of approximately $42,000.

Litigation and Environmental Matters

See Notes 14 and 15 to the condensed consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2015.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016.

(c)	Changes in Internal Control. Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 3, 2016, we acquired Åkers. We are in the process of integrating Åkers into our overall internal control over financial reporting process.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 14 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 other than failure to achieve forecasted income could change the Corporation’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Corporation’s results of operations.

Items 2-5	None

Item 6	Exhibits

(10)	Material Contracts

(10.1)	Change in Control Agreement between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Form 8-K filed on April 25, 2016.

(10.2)	Retirement and Consulting Agreement effective May 1, 2016 with Robert G. Carothers, incorporated by reference to Form 8-K filed on May 3, 2016.

(10.3)	Change in Control Agreement, dated as of May 5, 2016, by and among Rodney L. Scagline, Ampco-Pittsburgh Corporation and Union Electric Steel Corporation, incorporated by reference to Form 10-Q filed on May 10, 2016.

(10.4)	Revolving Credit and Security Agreement, dated May 20, 2016, by and among the Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Form 8-K filed on May 24, 2016.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2016	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: August 9, 2016	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Vice President, Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10.1)	Change in Control Agreement between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Form 8-K filed on April 25, 2016.

	(10.2)	Retirement and Consulting Agreement effective May 1, 2016 with Robert G. Carothers, incorporated by reference to Form 8-K filed on May 3, 2016.

	(10.3)	Change in Control Agreement, dated as of May 5, 2016, by and among Rodney L. Scagline, Ampco-Pittsburgh Corporation and Union Electric Steel Corporation, incorporated by reference to Form 10-Q filed on May 10, 2016.

	(10.4)	Revolving Credit and Security Agreement, dated May 20, 2016, by and among the Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Form 8-K filed on May 24, 2016.

	(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(101)	Interactive Data File (XBRL)