Form 10-Q
period 2016-09-30
AMPCO PITTSBURGH CORP
filed 2016-11-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 2, 2016, 12,270,621 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

		Page No.
Part I – Financial Information:

Item 1 –	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015	3
	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2016 and 2015	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income – Three and Nine Months Ended September 30, 2016 and 2015	5
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2016 and 2015	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 –	Controls and Procedures	24

Part II – Other Information:		25

Item 1 –	Legal Proceedings	25

Item 1A –	Risk Factors	25

Item 6 –	Exhibits	25

Signatures		26

Exhibit Index		27

Exhibits
	Exhibit 10.1
	Exhibit 10.2
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$43,525	$95,122
Receivables, less allowance for doubtful accounts of $785 in 2016 and $983 in 2015	67,674	44,877
Inventories	83,924	59,734
Insurance receivables – asbestos	17,000	17,000
Other current assets	13,347	2,949

Total current assets	225,470	219,682
Property, plant and equipment, net	208,276	146,913
Insurance receivables – asbestos	97,945	108,423
Deferred income tax assets	4,337	20,569
Investments in joint ventures	2,815	3,097
Intangible assets – net	13,802	1,193
Goodwill	27,381	0
Other noncurrent assets	7,581	6,279

Total assets	$587,607	$506,156

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,065	$13,959
Accrued payrolls and employee benefits	18,323	9,183
Debt – current portion	19,144	13,311
Asbestos liability – current portion	21,000	21,000
Other current liabilities	40,707	23,880

Total current liabilities	133,239	81,333
Employee benefit obligations	94,567	63,702
Asbestos liability	135,087	148,849
Noncurrent debt	25,588	0
Other noncurrent liabilities	654	849

Total liabilities	389,135	294,733

Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,271 shares in 2016 and 10,440 in 2015	12,271	10,440
Additional paid-in capital	150,696	128,840
Retained earnings	89,645	129,742
Accumulated other comprehensive loss	(55,974)	(57,599)

Total Ampco-Pittsburgh shareholders’ equity	196,638	211,423
Noncontrolling interest	1,834	0

Total shareholders’ equity	198,472	211,423

Total liabilities and shareholders’ equity	$587,607	$506,156

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2016	2015	2016	2015
Net sales	$82,861	$58,094	$239,740	$183,154

Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	67,267	48,655	195,824	148,896
Selling and administrative	15,045	8,743	43,740	27,314
Depreciation and amortization	5,490	3,044	14,945	9,275
Loss (gain) on disposal of assets	0	9	(9)	330

Total operating expenses	87,802	60,451	254,500	185,815

Loss from operations	(4,941)	(2,357)	(14,760)	(2,661)

Other (expense) income:
Investment-related income	48	45	540	132
Interest expense	(684)	(51)	(1,502)	(162)
Other – net	(365)	4	327	(181)

	(1,001)	(2)	(635)	(211)

Loss before income taxes and equity gains (losses) in Chinese joint venture	(5,942)	(2,359)	(15,395)	(2,872)
Income tax (expense) benefit (Note 14)	(21,602)	959	(21,627)	1,152
Equity gains (losses) in Chinese joint venture	4	(111)	115	(239)

Net loss	(27,540)	(1,511)	(36,907)	(1,959)
Less: Net loss attributable to noncontrolling interest	(158)	0	(149)	0

Net loss attributable to Ampco-Pittsburgh	$(27,382)	$(1,511)	$(36,758)	$(1,959)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(2.23)	$(0.14)	$(3.10)	$(0.19)

Diluted	$(2.23)	$(0.14)	$(3.10)	$(0.19)

Cash dividends declared per share	$0.09	$0.18	$0.27	$0.54

Weighted average number of common shares outstanding:
Basic	12,271	10,440	11,844	10,433

Diluted	12,271	10,440	11,844	10,433

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2016	2015	2016	2015
Net loss	$(27,540)	$(1,511)	$(36,907)	$(1,959)

Other comprehensive income (loss), net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	(2,219)	(2,217)	(8,623)	(2,065)
Unrecognized employee benefit costs (including effects of foreign currency translation)	5,145	925	7,095	4,868
Unrealized holding gains (losses) on marketable securities	167	(229)	384	(293)
Fair value of cash flow hedges	71	(173)	126	(325)
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	1,267	933	2,445	3,769
Realized gains from sale of marketable securities	(46)	(63)	(70)	(64)
Realized (gains) losses from settlement of cash flow hedges	103	85	268	300

Other comprehensive income (loss)	4,488	(739)	1,625	6,190

Comprehensive (loss) income	(23,052)	(2,250)	(35,282)	4,231
Less: Comprehensive loss attributable to noncontrolling interest	(158)	0	(149)	0

Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(22,894)	$(2,250)	$(35,133)	$4,231

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended Sept 30,
	2016	2015
Net cash flows (used in) provided by operating activities	$(13,165)	$8,494

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,519)	(7,170)
Purchase of Åkers, net of cash acquired (Note 2)	(27,031)	0
Purchase of Alloys Unlimited and Processing	0	(5,000)
Purchases of long-term marketable securities	(619)	(557)
Proceeds from the sale of long-term marketable securities	619	607
Proceeds from the sale of property, plant and equipment	11	18

Net cash flows used in investing activities	(32,539)	(12,102)

Cash flows from financing activities:
Dividends paid	(4,102)	(5,632)
Repayment of debt	(508)	0
Debt issuance costs (Note 7)	(1,091)	0

Net cash flows used in financing activities	(5,701)	(5,632)

Effect of exchange rate changes on cash and cash equivalents	(192)	(431)

Net decrease in cash and cash equivalents	(51,597)	(9,671)
Cash and cash equivalents at beginning of period	95,122	97,098

Cash and cash equivalents at end of period	$43,525	$87,427

Supplemental information:
Income tax payments	$3,706	$3,199

Interest payments	$1,496	$161

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$2,818	$562

Non-cash financing activities:
Issuance of common stock to acquire net assets of Åkers (Note 2)	$22,137	$0

Issuance of debt to acquire net assets of Åkers (Note 2)	$22,619	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2016 and the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015 and condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which simplifies the treatment of adjustments, identified during the measurement period, to provisional amounts recognized in connection with a business combination. The guidance requires the acquirer to record, and disclose, the effect on earnings resulting from changes in depreciation, amortization, or other income effects due to changes to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date. The amended guidance became effective for the Corporation January 1, 2016. See Note 2.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. However, ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB subsequently issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits an entity to defer and present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amended guidance became effective for the Corporation January 1, 2016. See Note 7.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted if all provisions are adopted in the same period. The Corporation is currently evaluating the impact the guidance will have on the presentation of its cash flow statement. The guidance will not affect the Corporation’s financial position or liquidity.

In May 2016, April 2016, March 2016 and May 2014, the FASB issued ASUs 2016-12, 2016-10, 2016-08 and 2014-09, respectively, Revenue from Contracts with Customers, which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective for the Corporation January 1, 2018. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retroactively or prospectively. The amended guidance will be effective for the Corporation January 1, 2017; however, early adoption is permitted if all provisions are adopted in the same period. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance becomes effective for the Corporation January 1, 2019. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. Currently, market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance becomes effective for the Corporation January 1, 2017 with earlier application permitted. The Corporation does not expect the guidance will have a significant impact on its financial position, operating results and liquidity.

2.	Acquisition

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

Operating results of the acquired entities are included in the Forged and Cast Engineered Products segment from the date of acquisition. For the three months and nine months ended September 30, 2016, net sales for Åkers approximated $33,679 and $86,703, respectively, and loss before income taxes including the effects of purchase accounting approximated $4,676 and $8,696, respectively. Acquisition-related transaction costs of $100 and $2,100 for the three and nine months ended September 30, 2016 relating principally to the purchase of Åkers and ASW Steel Inc. (Note 17) are included in selling and administrative costs.

The Corporation’s financial position as of March 31, 2016 included the acquired assets and assumed liabilities of Åkers at their provisional fair value estimates. During the second quarter, the post-closing purchase price adjustment of $3,100 was recorded as a reduction in the outstanding principal balance of the three-year promissory notes and principally goodwill. The Corporation also recorded an increase in property, plant and equipment of $2,742 with a corresponding decrease to goodwill. During the third quarter, after completing a separate valuation of the Chinese joint venture company, the Corporation recorded a reduction in the value of the noncontrolling interest. Additionally, certain pre-acquisition contingencies and intangible assets were adjusted based on revised fair values. These adjustments resulted in a decrease to goodwill of $4,359 in the aggregate. None of these adjustments had a material impact on the Corporation’s statements of operations for the three or nine months ended September 30, 2016. The resulting estimated fair value of assets acquired and liabilities assumed as of the date of acquisition is as follows:

Current assets (excluding inventories)	$40,243
Inventories	30,332
Property, plant and equipment	70,362
Intangible assets	12,929
Other noncurrent assets	7,217
Current liabilities	(69,866)
Noncurrent liabilities	(42,219)

Net assets acquired	48,998
Noncontrolling interest	(2,019)
Goodwill	27,176

Base purchase price	$74,155

The estimated fair values primarily for intangible assets, noncontrolling interest, pre-acquisition contingencies, deferred income taxes, and goodwill are provisional amounts based, in part, on third party valuations and are expected to be finalized by December 31, 2016. Intangible assets consist of $4,429 for developed technology, $5,881 for customer relationships, and $2,619 for trade name. The economic life of the acquired intangible assets is estimated to be 5 years for developed technology, 10 years for customer relationships, and indefinite for the trade name. Goodwill is not amortized for book purposes or deductible for tax purposes. Goodwill is assessed for impairment annually in connection with the Corporation’s strategic planning process or whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. Goodwill presented in the condensed consolidated balance sheet as of September 30, 2016 differs from goodwill recognized as of the acquisition date due to the effects of foreign currency translation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$82,861	$91,183	$261,290	$296,647
Loss before income taxes (includes noncontrolling interest)	(6,015)	(8,523)	(19,057)	(16,413)

3.	Inventories

At September 30, 2016 and December 31, 2015, approximately 55% and 60% respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2016	December 31, 2015
Raw materials	$22,882	$18,314
Work-in-process	27,680	21,583
Finished goods	21,959	9,897
Supplies	11,403	9,940

	$83,924	$59,734

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2016	December 31, 2015
Land and land improvements	$10,107	$5,223
Buildings	64,201	44,570
Machinery and equipment	310,992	266,358
Construction-in-progress	8,482	3,566
Other	7,382	7,774

	401,164	327,491
Accumulated depreciation	(192,888)	(180,578)

	$208,276	$146,913

Land and buildings of Union Electric Steel UK Limited (“UES-UK”) equal to approximately $2,687 (£2,072) at September 30, 2016 are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 6). Substantially all of the remaining assets are held as collateral for the Corporation’s Revolving Credit and Security Agreement (see Note 7).

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2016	December 31, 2015
Customer-related liabilities	$24,298	$12,195
Accrued interest payable	2,303	3
Accrued sales commissions	1,297	1,506
Income taxes payable	366	3,256
Other	12,443	6,920

	$40,707	$23,880

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of the period	$11,825	$7,270	$6,358	$6,672
Åkers – opening balance sheet liability for warranty claims	0	0	6,032	0
Satisfaction of warranty claims	(1,324)	(656)	(3,029)	(1,661)
Provision for warranty claims	1,855	835	3,372	2,408
Other, primarily impact from changes in foreign currency exchange rates	40	(111)	(337)	(81)

Balance at end of the period	$12,396	$7,338	$12,396	$7,338

6.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Nine Months Ended September 30,
	2016	2015
Foreign defined benefit pension plans	$1,260	$1,292
Other postretirement benefits (e.g. net payments)	$1,092	$470
U.K. defined contribution pension plan	$182	$298
U.S. defined contribution plan	$1,792	$361

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

As part of the Åkers acquisition, the Corporation assumed the obligations for two U.S. defined benefit pension plans, two foreign retirement benefit plans and two other postretirement benefit plans. None of the acquired benefit plans were fully funded as of the acquisition date. In April 2016, the Corporation elected to freeze participation in one of the U.S. defined benefit pension plans, effective June 1, 2016, and replace salary benefit accruals with employer non-elective contributions equaling 3% of compensation. The plan change resulted in a reduction in the plan liability of approximately $1,135 and an immediate recognition of a curtailment gain of $887. Additionally, in July 2016, the Corporation notified retirees (or surviving spouses of retirees) of Åkers National Roll Company that the postretirement benefits plan will be modified effective January 1, 2017 whereby retiree health benefits for those individuals pre-Medicare eligible will be replaced with a monthly stipend. The plan change resulted in a reduction in prior service cost decreasing the plan liability by approximately $3,959 which will be amortized against pension expense over 7.5 years versus recognized immediately.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Defined Benefit Pension Plans
Service cost	$453	$537	$1,264	$2,207
Interest cost	2,606	1,971	7,380	6,019
Expected return on plan assets	(3,508)	(2,752)	(9,928)	(8,244)
Amortization of prior service cost	10	78	33	293
Amortization of actuarial loss	831	1,315	2,493	4,124
Curtailment (credit) charge	0	0	(887)	1,217

Net benefit cost	$392	$1,149	$355	$5,616

Foreign Defined Benefit Pension Plans
Service cost	$94	$0	$223	$0
Interest cost	563	602	1,727	1,803
Expected return on plan assets	(607)	(674)	(1,897)	(2,019)
Amortization of actuarial loss	165	212	516	636

Net benefit cost	$215	$140	$569	$420

Other Postretirement Benefit Plans
Service cost	$135	$96	$371	$288
Interest cost	192	118	546	355
Amortization of prior service cost	(357)	(168)	(872)	(504)
Amortization of actuarial loss	9	7	27	20

Net benefit (income) cost	$(21)	$53	$72	$159

7.	Revolving Credit and Security Agreement

In May 2016, the Corporation entered into a new five-year Revolving Credit and Security Agreement (the “Agreement”) with a syndicate of banks. The Agreement provides for a senior secured asset based revolving credit facility that replaces the Corporation’s existing line of credit and letter of credit facilities. The Agreement provides for initial borrowings not to exceed $100,000 with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the bank. The Agreement also includes sublimits for letters of credit, not to exceed $40,000, and European borrowings, not to exceed $25,000. In October, 2016, the Corporation amended the Agreement to provide it with additional lending capacity to its Excluded Subsidiaries and to expand available currencies for its letters of credits.

Availability under the Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest at the Corporation’s option at either (1) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (2) the Base Rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of September 30, 2016, the Corporation had utilized a portion of the credit facility for letters of credit (Note 8) and had remaining availability of approximately $40,000. The Agreement contains customary affirmative and negative covenants and is collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage of not less than 1.00 to 1.00.

In connection with the credit facility, the Corporation paid deferred financing fees of approximately $1,000 which are being amortized over the life of the Agreement. Unamortized deferred financing fees are included as a noncurrent asset in the accompanying condensed consolidated balance sheet.

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2016 approximated $23,797, of which approximately half serves as collateral for the Industrial Revenue Bond (“IRB”) debt. In addition, in connection with the acquisition of Åkers, the Corporation issued two surety bonds to PRI Pensionsgaranti, guaranteeing certain obligations of Åkers Sweden AB and Åkers AB under a credit insurance policy relating to pension commitments. The total amount covered by the surety bonds is approximately $4,000 (SEK 33,900).

See Note 9 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

9.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2016, approximately $13,756 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2018. The fair value of assets held as collateral for the fair value contracts as of September 30, 2016 approximated $648.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2016, approximately 47% or $2,646 of anticipated copper purchases over the next 15 months and 56% or $402 of anticipated aluminum purchases over the next six months are hedged.

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

At September 30, 2016, the Corporation has purchase commitments covering 33% or $1,298 of anticipated natural gas usage through 2017 at one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $325 and $559 for the three months ended September 30, 2016 and 2015 and $1,494 and $1,882 for the nine months then ended, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

(Losses) gains on foreign exchange transactions included in other (expense) income approximated $(385) and $18 for the three months ended September 30, 2016 and 2015 and $263 and $(188) for the nine months ended September 30, 2016 and 2015, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2016	December 31, 2015
Cash flow hedge contracts	Other current assets	$0	$10
Fair value hedge contracts	Other current assets	0	113
	Other noncurrent assets	0	0
	Other current liabilities	1,410	258
	Other noncurrent liabilities	5	49
Fair value hedged items	Receivables	416	27
	Other current assets	995	255
	Other noncurrent assets	3	39
	Other current liabilities	0	116
	Other noncurrent liabilities	0	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2016 and 2015 and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts for 2015 are after-tax. However, the Corporation incurred a three-year cumulative loss for the period October 1, 2013 to September 30, 2016 (Note 14). Accordingly, the amounts recognized as and reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2016 are pre-tax. The amounts for the three months ended September 30, 2016 also include the reversal of the tax effects previously recognized for the six months ended June 30, 2016.

Three Months Ended September 30, 2016	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts	$0	$3	$3	$0
Foreign currency purchase contracts	233	0	12	221
Futures contracts – copper and aluminum	32	68	(118)	218

	$265	$71	$(103)	$439

Three Months Ended September 30, 2015
Foreign currency sales contracts	$4	$9	$5	$8
Foreign currency purchase contracts	249	0	4	245
Futures contracts – copper and aluminum	(105)	(182)	(94)	(193)

	$148	$(173)	$(85)	$60

Nine Months Ended September 30, 2016
Foreign currency sales contracts	$4	$6	$10	$0
Foreign currency purchase contracts	241	0	20	221
Futures contracts – copper and aluminum	(200)	120	(298)	218

	$45	$126	$(268)	$439

Nine Months Ended September 30, 2015
Foreign currency sales contracts	$0	$17	$9	$8
Foreign currency purchase contracts	258	0	13	245
Futures contracts – copper and aluminum	(173)	(342)	(322)	(193)

	$85	$(325)	$(300)	$60

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements of Operations	Estimated to be Reclassified in the Next 12 Months	Three Months Ended September 30,		Nine Months Ended September 30,
			2016	2015	2016	2015
Foreign currency sales contracts – cash flow hedges	Sales	$0	$0	$7	$10	$14
Foreign currency purchase contracts	Depreciation	26	6	7	20	20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	79	(7)	(153)	(298)	(523)

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2016 and 2015 is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2016	$(8,393)	$(49,943)	$692	$45	$(57,599)
Net Change	(8,623)	9,540	314	394	1,625

Balance at September 30, 2016	$(17,016)	$(40,403)	$1,006	$439	$(55,974)

Balance at January 1, 2015	$(4,426)	$(65,396)	$984	$85	$(68,753)
Net Change	(2,065)	8,637	(357)	(25)	6,190

Balance at September 30, 2015	$(6,491)	$(56,759)	$627	$60	$(62,563)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income. There is no tax effect for the nine months ended September 30, 2016 because of the cumulative loss incurred by the Corporation for the three year period then ended (Note 14). The tax impact for the three months ended September 30, 2016 represents the reversal of the tax effects previously recognized for the six months ended June 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation and amortization)	$28	$847	$1,689	$2,626
Selling and administrative	179	506	109	2,899
Other (expense) income	451	91	647	261

Total before income tax	658	1,444	2,445	5,786
Income tax expense (benefit)	609	(511)	0	(2,017)

Net of tax	$1,267	$933	$2,445	$3,769

Realized gains from sale of marketable securities:
Selling and administrative	$(33)	$(96)	$(70)	$(98)
Income tax (benefit) expense	(13)	33	0	34

Net of tax	$(46)	$(63)	$(70)	$(64)

Realized losses (gains) from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$0	$(7)	$(10)	$(14)
Depreciation (foreign currency purchase contracts)	(6)	(7)	(20)	(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	7	153	298	523

Total before income tax	1	139	268	489
Income tax expense (benefit)	102	(54)	0	(189)

Net of tax	$103	$85	$268	$300

The income tax expense (benefit) associated with the various components of other comprehensive income for the three and nine months ended September 30, 2016 and 2015 is summarized below. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$(87)	$0	$0	$(2,429)
Unrealized holding losses/gains on marketable securities	117	124	0	158
Fair value of cash flow hedges	35	108	0	201
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	609	(511)	0	(2,017)
Realized gains from sale of marketable securities	(13)	33	0	34
Realized losses/gains from settlement of cash flow hedges	102	(54)	0	(189)

11.	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended September 30, 2016 and 2015 equaled $444 and $375, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $155 and $131, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 equaled $1,647 and $953, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for each of the periods was approximately $576 and $333, respectively.

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2016
Investments
Other noncurrent assets	$3,883	$0	$0	$3,883
Foreign currency exchange contracts
Other current assets	0	995	0	995
Other noncurrent assets	0	3	0	3
Other current liabilities	0	1,410	0	1,410
Other noncurrent liabilities	0	5	0	5
As of December 31, 2015
Investments
Other noncurrent assets	$3,663	$0	$0	$3,663
Foreign currency exchange contracts
Other current assets	0	378	0	378
Other noncurrent assets	0	39	0	39
Other current liabilities	0	374	0	374
Other noncurrent liabilities	0	49	0	49

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

13.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales:
Forged and Cast Engineered Products	$62,929	$36,230	$176,077	$116,536
Air and Liquid Processing	19,932	21,864	63,663	66,618

Total Reportable Segments	$82,861	$58,094	$239,740	$183,154

(Loss) Income before Income Taxes:
Forged and Cast Engineered Products	$(3,363)	$(1,727)	$(9,385)	$(713)
Air and Liquid Processing	1,985	2,407	7,273	7,369

Total Reportable Segments	(1,378)	680	(2,112)	6,656
Other expense, including corporate costs – net	(4,564)	(3,039)	(13,283)	(9,528)

Total	$(5,942)	$(2,359)	$(15,395)	$(2,872)

14.	Income Taxes

The Corporation assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred income tax assets. The Corporation has incurred three years of cumulative losses, inclusive of the acquired Åkers businesses as if the businesses were held during the entire three-year period. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth and profitability.

On the basis of this evaluation, during the three and nine months ended September 30, 2016, the Corporation established valuation allowances of $26,903 and $28,322, respectively, to recognize the estimated portion of deferred income tax assets that is more likely than not to be realized.

15.	Litigation (claims not in thousands)

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Total claims pending at the beginning of the period	6,212	8,457
New claims served	1,105	1,109
Claims dismissed	(649)	(3,213)
Claims settled	(203)	(256)

Total claims pending at the end of the period (1)	6,465	6,097

Gross settlement and defense costs (in 000’s)	$13,762	$14,011

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$16.15	$4.04

(1)	Included as “open claims” are approximately 415 and 431 claims as of September 30, 2016 and 2015, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2014 for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2024 was $189,048 of which approximately 64% was attributable to settlement costs for unasserted claims projected to be filed through 2024 and future defense costs. The reserve at September 30, 2016 was $156,087. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2024. Accordingly, no reserve has been recorded for any costs that may be incurred after 2024.

The Corporation’s receivable at December 31, 2014 for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2014, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $140,651 ($114,945 at September 30, 2016).

The following table summarizes activity relating to insurance recoveries.

	Nine Months Ended Sept 30,
	2016	2015
Insurance receivable – asbestos, beginning of the year	$125,423	$140,651
Settlement and defense costs paid by insurance carriers	(10,478)	(10,617)

Insurance receivable – asbestos, end of the period	$114,945	$130,034

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

16.	Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned. Environmental exposures are difficult to assess and estimate for numerous reasons including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management and in consideration of advice from the Corporation’s consultants, the potential liability for all environmental proceedings of approximately $270 recorded at September 30, 2016 is considered adequate based on information known to date.

17.	Subsequent Event

On November 1, 2016, Ampco UES Sub Inc., an indirect wholly-owned subsidiary of the Corporation, acquired ASW Steel Inc. (“ASW”) from CK Pearl Fund Ltd., CK Pearl Fund LP and White Oak Strategic Master Fund, L.P. The total purchase price approximated $13,116, consisting of $3,500 in cash and $9,616 in the assumption of outstanding indebtedness. ASW is a specialty steel producer based in Welland, Ontario, Canada and will be part of the Forged and Cast Engineered Products segment.

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

The Forged and Cast Engineered Products segment historically consisted of Union Electric Steel Corporation (“Union Electric Steel” or “UES”) and Union Electric Steel UK Limited (“UES-UK”). On March 3, 2016, UES acquired the stock of Åkers AB and certain of its affiliated companies, including Åkers AB’s 60% equity interest in a Chinese joint venture company (collectively, “Åkers”) from Altor Fund II GP Limited. Doing business as Union Electric Åkers, the segment now has operations in the United States, England, Sweden and Slovenia and an equity interest in three joint venture companies in China. The companies produce ingot and forged products and cast products that service a wide variety of industries globally. They specialize in the production of forged hardened steel rolls used mainly for cold rolling by producers of steel, aluminum and other metals and cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills in a variety of iron and steel qualities. In addition, UES produces ingot and open-die forged products (“other forging products”) which are used in the gas and oil industry and the aluminum and plastic extrusion industries and provides a service capability in the United States. The group primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

On November 1, 2016, Ampco UES Sub, Inc., a subsidiary of UES, acquired the stock of ASW Steel Inc. (“ASW”) from CK Pearl Fund Ltd., CK Pearl Fund LP and White Oak Strategic Master Fund, L.P. The total purchase price approximated $13,116, consisting of $3,500 in cash and $9,616 in the assumption of outstanding indebtedness. ASW is a specialty steel producer based in Welland, Ontario, Canada and had sales of approximately CAD 65,000 in 2015. It will be a part of the Forged and Cast Engineered Products segment and will support our diversification efforts in the open-die forging market. Future consolidated financial statements of the Corporation will include the results of operations of ASW from the date of acquisition.

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity due to an overall reduction in global demand for roll product. Market conditions in the United States, Europe and other world regions remain difficult due to weaknesses in our customer base which is suffering from excess steelmaking capacity and an over-supply of rolls worldwide. The strengthening of the U.S. dollar against most major currencies has further hampered opportunity. With the global steelmaking industry operating well below capacity, customer emphasis has been on roll cost versus performance. Accordingly, pricing has suffered and profit margins have decreased. While demand for rolls remains weak, pricing has begun to stabilize. The pricing of steel coils has rebounded during the third quarter and many of our customers have announced improved ongoing results which should result in improved roll pricing for us in the future. While currently representing a minor portion of the segment’s business activity, ongoing efforts to diversify our customer base have resulted in expansion of our other forging products. Although being affected by weak demand as a result of the falloff in crude oil pricing, sales of other forging products have offset some of the effects of current roll market constraints through utilization of available production capacity.

Union Electric Steel MG Roll Co., Ltd (“UES-MG”), the Chinese joint venture company in which a subsidiary of UES holds a 49% interest, principally manufactures and sells forged backup rolling mill rolls of a size and weight currently not able to be produced by UES. Similar to UES, the joint venture has been impacted by the global economy, resulting in significantly depressed pricing and reduced demand from its potential customer base in China. Additionally, the overall financial strength of the joint venture remains weak with a significant reliance on the 51% partner or entities controlled by the 51% partner to provide financing and working capital. We will continue to monitor the carrying value of this investment ($1,475 at September 30, 2016) to determine if future charges are necessary.

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air and Liquid”), a wholly-owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchanger coils and related heat transfer products for a variety of industries including OEM/Commercial, fossil fuel, nuclear power generation and industrial process. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil fuel power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

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

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Net sales for the three months ended September 30, 2016 and 2015 were $82,861 and $58,094 and $239,740 and $183,154 for the nine months ended September 30, 2016 and 2015, respectively. Backlog approximated $260,445 at September 30, 2016 versus $141,825 as of December 31, 2015 and $143,118 as of September 30, 2015. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales approximated 81.2% and 83.8% for the three months ended September 30, 2016 and 2015, respectively. The decrease is due to a number of factors including product mix, actions taken to reduce employee benefit costs for pensions and other post-employment benefits, and lower headcount from a year ago. Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the nine months ended September 30, 2016 and 2015, approximated 81.7% and 81.3%, respectively.

Selling and administrative expenses totaled $15,045 (18.2% of net sales) and $43,740 (18.2% of net sales) for the three and nine months ended September 30, 2016, respectively, compared to $8,743 (15.0% of net sales) and $27,314 (14.9% of net sales) for the same periods of the prior year. The increase is attributable primarily to (1) selling and administrative costs of Åkers which approximated $4,504 and $11,477 for the three and nine months ended September 30, 2016, respectively, (2) restructuring charges of approximately $1,300 associated with reductions in force during the quarter ended September 30, 2016, and (3) transaction and other costs resulting from acquisitions of $100 and $2,100 for the three and nine months ended September 30, 2016.

Depreciation and amortization includes depreciation and amortization of intangibles for the Åkers-related businesses from the date of acquisition which approximated $2,441 and $5,515 for the three and nine months ended September 30, 2016, respectively.

Loss from operations approximated $4,941 and $2,357 for the three months ended September 30, 2016 and 2015 and $14,760 and $2,661 for the nine months ended September 30, 2016 and 2015, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three and nine months ended September 30, 2016 increased significantly when compared to the same periods of the prior year. The March 3, 2016 acquisition of the Åkers businesses added sales of approximately $33,679 and $86,703, respectively, offset in part by a decline in cast roll sales for our U.K. operations of approximately $5,800 and $16,000 and other forged engineered product to the fracking industry of $1,577 and $10,877 for the same periods. Lower exchange rates reduced translated sales for our U.K. operations by approximately $1,500 for nine months ended September 30, 2016 but did not have a significant impact on sales for the three months ended September 30, 2016.

Operating results for the three and nine months ended September 30, 2016 were less than the same periods of the prior year. Operating losses of Åkers approximated $2,200 and $7,600 for the quarter and year-to-date period, respectively, and include costs associated with a reduction in force and unfavorable effects of purchase accounting of approximately $900 and $5,400 for the three and nine months ended September 30, 2016, respectively. The balance of the restructuring costs of $400 were incurred at our U.K. operations associated with a reduction in force completed during the quarter. Additionally, operating results for the current quarter and year to date were impacted by a decline in the volume of shipments and weaker pricing for our U.K cast roll operations and other forged engineered products to the fracking industry.

Backlog approximated $219,280 at September 30, 2016 against $106,582 as of December 31, 2015 and $101,249 as of September 30, 2015. Backlog for Åkers approximated $110,000 as of September 30, 2016. Backlog for the legacy forged roll operations improved slightly when compared to year end and a year ago while, backlog for the cast roll business fell principally due to lower demand, weaker pricing and lower exchange rates. Approximately $137,000 of the current backlog is expected to ship after 2016.

Air and Liquid Processing. Net sales for the three and nine months ended September 30, 2016 decreased approximately 9% and 4%, respectively, from the comparable prior year periods principally due to lower heat exchanger coil shipments to the coal-fired power generation market. Operating income for the quarter declined slightly on the lower volumes; but, for the nine months ended September 30, 2016, was comparable to the prior year period with the drop in sales volume being offset by higher margins resulting from productivity and sales mix improvements. For heat exchanger coils, net sales fell by approximately 22% for the quarter and 17% year over year. For air handling units, net sales decreased during the quarter however exceed the prior year level by approximately 7% due to a higher volume of shipments. For pumps, net sales increased approximately 15% for the quarter which was sufficient to recover the shortfall during the first half of the year and bring year-to-date sales in line with the prior year period. The improvement in pump sales is due to a higher volume of shipments to U.S. Navy shipbuilders. Backlog approximated $41,165 at September 30, 2016 against $35,243 as of December 31, 2015 and $41,869 as of September 30, 2015. Approximately one half of the backlog will ship after 2016.

Investment-related income includes a dividend from the Corporation’s U.K./Chinese cast roll joint venture company of almost $400 for the nine months ended September 30, 2016.

Interest expense increased for the current year periods when compared to the prior year principally as a result of interest on the (1) notes issued in connection with the purchase of Åkers, (2) the loan payable to the non-controlling shareholder of the Åkers Chinese joint venture, and (3) the unused portion of the revolving credit facility. Interest expense for these three items totaled $518 and $1,168 for the three and nine months ended September 30, 2016, respectively.

Other (expense) income, net fluctuated primarily as a result of movement in foreign exchange gains and losses. During the quarter, the U.S. dollar strengthened and the British pound sterling continued to fall. Accordingly, foreign exchange losses were incurred during the quarter compared to foreign exchange gains a year ago. However, on a year-to-date basis, the Corporation continues to benefit from foreign exchange gains in comparison to foreign exchange losses in the prior year.

Income tax (provision) benefit for the three and nine months ended September 30, 2016 includes valuation allowances against certain of the Corporation’s deferred income tax assets. In determining the need for a valuation allowance, the Corporation assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred income tax assets. The Corporation incurred three years of cumulative losses, inclusive of the acquired Åkers businesses as if the businesses were held during the entire three-year period. This objective evidence limited the ability to consider other subjective evidence, such as projections for future growth and profitability. On the basis of this evaluation, during the three and nine months ended September 30, 2016, the Corporation established valuation allowances of $26,903 and $28,322, respectively, to recognize the estimated portion of deferred income tax assets that is more likely than not to be realized.

Net loss and loss per common share for the three months ended September 30, 2016 and 2015 equaled $27,382 or $2.23 per common share and $1,511 or $0.14 per common share and $36,758 or $3.10 per common share and $1,959 or $0.19 per common share for the nine months ended September 30, 2016 and 2015, respectively. The previously mentioned valuation allowances established against certain of the deferred income tax assets of $26,903 and $28,322 increased the net loss per common share by $2.19 and $2.39, respectively.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities decreased for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015. The decline is principally associated with higher losses incurred from operations and a reduction in accounts payable principally for the Åkers entities.

Net cash flows used in investing activities represent primarily the cash portion for the acquisition of Åkers, net of cash acquired. Capital expenditures for the nine months ended September 30, 2016 were less than the nine months ended September 30, 2015 and related primarily to lower spend for the Forged and Cast Engineered Products segment. As of September 30, 2016, commitments for future capital expenditures approximated $5,300 which is expected to be spent over the next 6 to 12 months.

Net cash flows used in financing activities were comparable for each of the quarters and represented primarily payment of dividends. The dividend rate was $0.18 per common share, reduced to $0.09 per common share effective with the March 2016 dividend declaration. During the nine months ended September 30, 2016, the Corporation incurred debt issuance costs associated with its new five-year Revolving Credit and Security Agreement.

As a result of the above, cash and cash equivalents decreased $51,597 in 2016 and ended the period at $43,525 (of which approximately $14,193 was held by foreign operations) in comparison to $95,122 at December 31, 2015 (of which approximately $10,785 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand and funds generated from future operations are expected to be sufficient to finance the operational and capital expenditure requirements of the Corporation. Additionally, the Corporation has availability of approximately $40,000 under its revolving credit facility as of September 30, 2016.

Litigation and Environmental Matters

See Notes 15 and 16 to the condensed consolidated financial statements.

Critical Accounting Policies

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2015.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016.

(c)	Changes in Internal Control. Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 3, 2016, we acquired Åkers and are in the process of integrating Åkers into our overall internal control over financial reporting process.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1 Legal Proceedings

The information contained in Note 15 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Items 2-5 None

Item 6 Exhibits

(10)	Material Contracts

(10.1)	First Amendment to Revolving Credit and Security Agreement, dated October 31, 2016, by and among the Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Form 8-K filed on November 4, 2016.

(10.2)	Purchase Agreement, dated November 1, 2016, by and among Ampco UES Sub, Inc., ASW Steel Inc., CK Pearl Fund, Ltd., CK Pearl Fund LP, and White Oak Strategic Master Fund, L.P., incorporated by reference to Form 8-K filed on November 4, 2016.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 9, 2016	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: November 9, 2016	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Vice President, Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10)	Material Contracts

	(10.1)	First Amendment to Revolving Credit and Security Agreement, dated October 31, 2016, by and among the Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Form 8-K filed on November 4, 2016.

	(10.2)	Purchase Agreement, dated November 1, 2016, by and among Ampco UES Sub, Inc., ASW Steel Inc., CK Pearl Fund, Ltd., CK Pearl Fund LP, and White Oak Strategic Master Fund, L.P., incorporated by reference to Form 8-K filed on November 4, 2016.

	(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(101)	Interactive Data File (XBRL)