Form 10-Q
period 2017-03-31
AMPCO PITTSBURGH CORP
filed 2017-05-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

726 Bell Avenue, Suite 301

Carnegie, Pennsylvania 15106

(Address of principal executive offices)

(412) 456-4400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 3, 2017, 12,270,982 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,021	$38,579
Receivables, less allowance for doubtful accounts of $2,311 in 2017 and $2,228 in 2016	75,088	72,233
Inventories	92,273	83,579
Insurance receivable – asbestos	13,000	13,000
Other current assets	15,627	14,073

Total current assets	217,009	221,464
Property, plant and equipment, net	213,179	214,408
Insurance receivable – asbestos	99,319	102,945
Deferred income tax assets	4,940	4,824
Investments in joint ventures	2,080	2,019
Intangible assets – net	11,396	11,601
Other noncurrent assets	8,673	8,628

Total assets	$556,596	$565,889

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,162	$37,104
Accrued payrolls and employee benefits	19,895	20,166
Debt – current portion	18,886	26,825
Asbestos liability – current portion	18,000	18,000
Other current liabilities	43,252	42,197

Total current liabilities	142,195	144,292
Employee benefit obligations	91,591	91,947
Asbestos liability	148,293	153,181
Long-term debt	25,695	25,389
Deferred income tax liabilities	582	591
Other noncurrent liabilities	773	655

Total liabilities	409,129	416,055

Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,271 shares in 2017 and 2016	12,271	12,271
Additional paid-in capital	151,511	151,089
Retained earnings	39,555	45,443
Accumulated other comprehensive loss	(57,910)	(60,885)

Total Ampco-Pittsburgh shareholders’ equity	145,427	147,918
Noncontrolling interest	2,040	1,916

Total shareholders’ equity	147,467	149,834

Total liabilities and shareholders’ equity	$556,596	$565,889

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$103,516	$63,578

Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	84,663	51,105
Selling and administrative	15,298	13,508
Depreciation and amortization	5,922	3,925
Loss on disposal of assets	0	3

Total operating expenses	105,883	68,541

Loss from operations	(2,367)	(4,963)

Other income (expense):
Investment-related income	49	45
Interest expense	(1,177)	(242)
Other – net	(1,082)	1,164

	(2,210)	967

Loss before income taxes and equity earnings in Chinese joint venture	(4,577)	(3,996)
Income tax (provision) benefit	(135)	850
Equity earnings in Chinese joint venture	50	172

Net loss	(4,662)	(2,974)
Less: Net income (loss) attributable to noncontrolling interest	121	(84)

Net loss attributable to Ampco-Pittsburgh shareholders	$(4,783)	$(2,890)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.39)	$(0.26)

Diluted	$(0.39)	$(0.26)

Cash dividends declared per share	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	12,271	11,006

Diluted	12,271	11,006

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(4,662)	$(2,974)

Other comprehensive income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	2,252	(315)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(255)	649
Unrealized holding gains on marketable securities	185	148
Fair value of cash flow hedges	224	18
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	733	785
Realized gains on sale of marketable securities	(6)	(30)
Realized gains/losses from settlement of cash flow hedges	(155)	135

Other comprehensive income	2,978	1,390

Comprehensive loss	(1,684)	(1,584)
Less: Comprehensive income (loss) attributable to noncontrolling interest	124	(83)

Comprehensive loss attributable to Ampco-Pittsburgh	$(1,808)	$(1,501)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net cash flows used in operating activities	$(5,489)	$(5,039)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,126)	(562)
Proceeds from the sale of property, plant and equipment	0	7
Purchase of Åkers, net of cash acquired (Note 2)	0	(27,031)
Purchases of long-term marketable securities	(20)	(246)
Proceeds from the sale of long-term marketable securities	85	193

Net cash flows used in investing activities	(3,061)	(27,639)

Cash flows from financing activities:
Dividends paid	(1,104)	(1,879)
Repayment of debt	(932)	0
Proceeds from credit facility	8,795	0
Payments on credit facility	(15,941)	0

Net cash flows used in financing activities	(9,182)	(1,879)

Effect of exchange rate changes on cash and cash equivalents	174	(424)

Net decrease in cash and cash equivalents	(17,558)	(34,981)
Cash and cash equivalents at beginning of period	38,579	95,122

Cash and cash equivalents at end of period	$21,021	$60,141

Supplemental information:
Income tax payments	$202	$3,000

Interest payments	$721	$61

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$344	$152

Non-cash financing activities:
Issuance of common stock to acquire net assets of Åkers (Note 2)	$0	$22,137

Issuance of debt to acquire net assets of Åkers (Note 2)	$0	$25,710

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2017, and the condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2017 and 2016, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amended guidance became effective for the Corporation January 1, 2017, and, as permitted by the guidance, will be applied prospectively when awards vest or are settled. No awards vested or were settled in the first quarter of 2017.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using last-in, first out (LIFO). The guidance became effective for the Corporation January 1, 2017, and did not have a significant impact on its financial position, operating results or liquidity.

Recently Issued Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits, which requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net period benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendment also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. The amended guidance does not change the amount of net benefit cost to be recognized, only where it is to be recognized in the income statement. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted. The Corporation is currently evaluating the impact the guidance will have on the presentation of its operating results. It will not, however, affect the Corporation’s financial position or liquidity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted if all provisions are adopted in the same period. The Corporation is currently evaluating the impact the guidance will have on the presentation of its cash flow statement. It will not, however, affect the Corporation’s financial position, operating results or liquidity.

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

2.	Acquisitions

Acquisition of Åkers

On March 3, 2016, the Corporation acquired 100% of the voting equity interest of Åkers AB and certain of its affiliated companies, including Åkers AB’s 60% equity interest in a Chinese joint venture company (collectively, “Åkers”), from Altor Fund II GP Limited. The purchase price approximated $74,155 and was comprised of $29,399 in cash, $22,619 in the form of three-year promissory notes, and 1,776,604 shares of common stock of the Corporation which, based on the closing price of the Corporation’s common stock as of the date of closing, had a fair value of $22,137. The notes bear interest at 6.5%, compounding annually, with principal and interest payable at maturity on March 3, 2019. Operating results of Åkers are included in the Forged and Cast Engineered Products segment from the date of acquisition. Net sales and loss before income taxes for Åkers approximated $31,890 and $668 for the three months ended March 31, 2017, respectively, and $12,583 and $1,006 for March 2016, respectively.

Acquisition of ASW

On November 1, 2016, the Corporation acquired 100% of the voting equity interest of ASW Steel Inc. (“ASW”) from CK Pearl Fund, Ltd., CK Pearl Fund L.P. and White Oak Strategic Master Fund, L.P. The purchase price of $13,116 consisted of $3,500 in cash and $9,616 in the assumption of outstanding indebtedness. The estimated fair value of assets acquired and liabilities assumed as of the date of the acquisition is summarized below.

Current assets (excluding inventories)	$6,525
Inventories	6,956
Property, plant and equipment	10,310
Current liabilities	(10,675)
Outstanding indebtedness	(9,616)

Base purchase price	$3,500

The estimated fair values primarily for property, plant and equipment and pre-acquisition contingencies are provisional amounts based, in part, on third party valuations and are expected to be finalized by June 30, 2017. For the three months ended March 31, 2017, net sales for ASW approximated $13,323 and income before income taxes approximated $161.

Pro Forma Financial Information for the Åkers and ASW Acquisitions:

The following financial information presents the combination of the results of operations of Ampco, Åkers and ASW as though the acquisition date for both of the business combinations had occurred as of January 1, 2016. Pro forma adjustments have been made primarily to (1) include the net incremental depreciation and amortization expense associated with recording property, plant and equipment and definite-lived intangible assets at fair value and (2) remove debt-related expenses associated with previous debt facilities not assumed by the Corporation. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of 2016:

Three Months Ended March 31,
2016
Net sales	$97,699
Loss before income taxes (includes noncontrolling interest)	$(9,989)
Net loss attributable to Ampco-Pittsburgh	$(7,975)
Net loss per common share (basic) attributable to Ampco-Pittsburgh	$(0.65)

3.	Inventories

At March 31, 2017, and December 31, 2016, approximately 45% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2017	December 31, 2016
Raw materials	$21,600	$23,964
Work-in-process	35,699	29,198
Finished goods	21,440	20,046
Supplies	13,534	10,371

	$92,273	$83,579

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2017	December 31, 2016
Land and land improvements	$11,806	$11,747
Buildings	66,317	66,017
Machinery and equipment	325,733	323,684
Construction-in-process	4,450	2,595
Other	7,766	7,495

	416,072	411,538
Accumulated depreciation and amortization	(202,893)	(197,130)

	$213,179	$214,408

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited (“UES-UK”), is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 8). Land and buildings of UES-UK, equal to approximately $2,596 (£2,079) at March 31, 2017, are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 7). The gross value of assets under capital lease and the related accumulated amortization as of March 31, 2017, approximated $3,642 and $802, respectively, and at December 31, 2016, approximated $3,610 and $691, respectively.

5.	Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2017	December 31, 2016
Customer relationships	$6,278	$6,244
Developed technology	4,286	4,248
Trade name	2,558	2,537

	13,122	13,029
Accumulated amortization	(1,726)	(1,428)

	$11,396	$11,601

Movement in foreign currency exchange rates used to translate intangible assets from local currency to the U.S. dollar changed the gross value of intangible assets between the periods. Amortization expense for the three months ended March 31, 2017 and 2016, was $298 and $164, respectively.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2017	December 31, 2016
Customer-related liabilities	$22,164	$21,564
Accrued interest payable	2,355	2,274
Accrued sales commissions	1,863	1,693
Other	16,870	16,666

	$43,252	$42,197

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of the period	$11,521	$6,358
Acquisitions – opening balance sheet liability for warranty claims	0	6,032
Satisfaction of warranty claims	(870)	(558)
Provision for warranty claims	1,019	613
Other, primarily impact from changes in foreign currency exchange rates	78	135

Balance at end of the period	$11,748	$12,580

7.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Three Months Ended March 31,
	2017	2016
Foreign defined benefit pension plans	$424	$430
Other postretirement benefits (e.g. net payments)	275	241
U.K. defined contribution pension plan	65	62
U.S. defined contribution plan	650	503

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2017	2016
Service cost	$411	$346
Interest cost	2,098	2,258
Expected return on plan assets	(3,127)	(3,011)
Amortization of prior service cost	13	105
Amortization of actuarial loss	936	1,128

Net benefit costs	$331	$826

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2017	2016
Service cost	$90	$31
Interest cost	445	568
Expected return on plan assets	(538)	(647)
Amortization of actuarial loss	181	176

Net benefit costs	$178	$128

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2017	2016
Service cost	$172	$158
Interest cost	172	200
Amortization of prior service cost	(405)	(258)
Amortization of actuarial loss	8	37

Net benefit costs	$(53)	$137

8.	Borrowing Arrangements

The Corporation has a five-year Revolving Credit and Security Agreement (the “Agreement”) with a syndicate of banks. The Agreement provides for a $100,000 senior secured asset-based revolving credit facility with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Agreement includes sublimits for letters of credit, not to exceed $40,000, European borrowings not to exceed $15,000, and Canadian borrowings not to exceed $15,000.

Availability under the Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest at the Corporation’s option at either (1) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (2) the Base Rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of March 31, 2017, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9) and had remaining availability of approximately $57,000. In April 2017, the Corporation borrowed $7,000 from the credit facility for an initial term of three months. Interest accrues on the outstanding balance at 2.68%.

The Agreement is collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Agreement contains customary affirmative and negative covenants and certain limitations including but not limited to investments in Excluded Subsidiaries, payment of dividends, incurrence of additional indebtedness, upstreaming distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2017.

In March 2017, the Corporation repaid the debt assumed (term debt and credit facility) in connection with the acquisition of ASW, including interest, fees and early termination costs. Accordingly, outstanding borrowings of the Corporation as of March 31, 2017, and December 31, 2016, consisted of the following:

	March 31, 2017	December 31, 2016
Industrial Revenue Bonds (“IRB”)	$13,311	$13,311
Promissory notes (and interest)	24,221	23,844
Minority shareholder loan	5,028	4,990
Credit facility (ASW)	0	7,146
Term loan (ASW)	0	762
Capital leases	2,021	2,161

	44,581	52,214
Current portion	(18,886)	(26,825)

	$25,695	$25,389

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2017 approximated $27,355, the majority of which serves as collateral for the IRB debt and foreign exchange contracts. In addition, in connection with the acquisition of Åkers, the Corporation issued two surety bonds to PRI Pensionsgaranti, guaranteeing certain obligations of Åkers Sweden AB and Åkers AB under a credit insurance arrangement relating to pension commitments. The total amount covered by the surety bonds is approximately $4,000 (SEK 33,900).

See Note 10 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2017, approximately $17,088 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through April 2018. The fair value of assets held as collateral for the fair value contracts as of March 31, 2017 approximated $5,624, including a $5,000 standby letter of credit.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2017, approximately 46% or $2,350 of anticipated copper purchases over the next 12 months and 56% or $435 of anticipated aluminum purchases over the next six months are hedged.

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

(Losses) gains on foreign exchange transactions included in other income (expense) approximated $(1,064) and $1,173 for the three months ended March 31, 2017, and 2016, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2017	December 31, 2016
Fair value hedge contracts	Other current assets	$206	$214
	Other noncurrent assets	0	2
	Other current liabilities	293	940
	Other noncurrent liabilities	2	35
Fair value hedged items	Receivables	48	121
	Other current assets	269	808
	Other noncurrent assets	3	45
	Other current liabilities	173	233
	Other noncurrent liabilities	0	5

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2017, and 2016, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as and reclassified from comprehensive income (loss) for 2017 have no tax effect due to the Corporation recording a valuation allowance against its deferred income tax assets in the related jurisdictions.

Three Months Ended March 31, 2017	Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	216	0	7	209
Futures contracts – copper and aluminum	335	224	148	411

	$551	$224	$155	$620

Three Months Ended March 31, 2016
Foreign currency sales contracts	$4	$3	$7	$0
Foreign currency purchase contracts	241	0	4	237
Futures contracts – copper and aluminum	(200)	15	(146)	(39)

	$45	$18	$(135)	$198

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2017	2016
Foreign currency sales contracts – cash flow hedges	Net sales	$0	$0	$10
Foreign currency purchase contracts	Depreciation and amortization	27	7	7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	411	148	(236)

11.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2017, and 2016, is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(22,973)	$(38,636)	$59	$551	$(60,999)
Net Change	2,252	478	179	69	2,978

Balance at March 31, 2017	$(20,721)	$(38,158)	$238	$620	$(58,021)

Balance at January 1, 2016	$(8,393)	$(49,943)	$692	$45	$(57,599)
Net Change	(315)	1,434	118	153	1,390

Balance at March 31, 2016	$(8,708)	$(48,509)	$810	$198	$(56,209)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended March 31,
	2017	2016
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation and amortization)	$(15)	$725
Selling and administrative	582	323
Other income (expense)	166	140

Total before income tax	733	1,188
Income tax provision	0	(403)

Net of tax	$733	$785

Realized gains on sale of marketable securities:
Selling and administrative	$(6)	$(46)
Income tax provision	0	16

Net of tax	$(6)	$(30)

Realized (gains) losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$0	$(10)
Depreciation and amortization (foreign currency purchase contracts)	(7)	(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(148)	236

Total before income tax	(155)	219
Income tax provision	0	(84)

Net of tax	$(155)	$135

The income tax expense (benefit) associated with the various components of other comprehensive income for the three months ended March 31, 2017, and 2016, is summarized below. For 2017, there was no income tax benefit for certain items due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2017	2016
Tax expense (benefit) associated with changes in:
Unrealized employee benefit costs	$0	$(398)
Unrealized holding gains on marketable securities	0	(77)
Fair value of cash flow hedges	0	(9)
Tax expense (benefit) associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	0	(403)
Realized gains from sale of marketable securities	0	16
Realized losses from settlement of cash flow hedges	0	(84)

12.	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2017, and 2016, equaled $664 and $329, respectively. The related income tax benefit recognized in the condensed consolidated statements of operations for the three months ended March 31, 2016, was approximately $115. There was no income tax benefit for the three months ended March 31, 2017, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

13.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2017, and December 31, 2016, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2017
Investments
Other noncurrent assets	$3,976	$0	$0	$3,976
Foreign currency exchange contracts
Other current assets	0	475	0	475
Other noncurrent assets	0	3	0	3
Other current liabilities	0	466	0	466
Other noncurrent liabilities	0	2	0	2

As of December 31, 2016
Investments
Other noncurrent assets	$3,863	$0	$0	$3,863
Foreign currency exchange contracts
Other current assets	0	1,022	0	1,022
Other noncurrent assets	0	47	0	47
Other current liabilities	0	1,173	0	1,173
Other noncurrent liabilities	0	40	0	40

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

14.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Other expense, including corporate costs, for the three months ended March 31, 2017, includes higher interest expense of approximately $900 and foreign exchange losses of approximately $1,100 in the current year quarter compared to foreign exchange gains of approximately $1,200 recorded in the prior year quarter. The prior year quarter also includes acquisition-related costs of approximately $1,800.

	Three Months Ended March 31,
	2017	2016
Net sales:
Forged and Cast Engineered Products	$81,702	$41,527
Air and Liquid Processing	21,814	22,051

Total Reportable Segments	$103,516	$63,578

(Loss) income before income taxes:
Forged and Cast Engineered Products	$(599)	$(2,470)
Air and Liquid Processing	2,717	2,634

Total Reportable Segments	2,118	164
Other expense, including corporate costs	(6,695)	(4,160)

Total	$(4,577)	$(3,996)

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In addition, in February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The complaint seeks class certification. The Corporation believes the lawsuit is without merit and intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, the Corporation believes that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the three months ended March 31, 2017, and 2016 (claims not in thousands):

	Three Months Ended March 31,
	2017	2016
Total claims pending at the beginning of the period	6,618	6,212
New claims served	336	397
Claims dismissed	(80)	(90)
Claims settled	(88)	(80)

Total claims pending at the end of the period (1)	6,786	6,439

Gross settlement and defense costs (in 000’s)	$4,888	$4,027

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$29.10	$23.69

(1)	Included as “open claims” are approximately 445 and 427 claims as of March 31, 2017, and 2016, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

On February 24, 2011, the Corporation and Air & Liquid filed a lawsuit in the United States District Court for the Western District of Pennsylvania against thirteen domestic insurance companies, certain underwriters at Lloyd’s, London and certain London market insurance companies, and Howden. The lawsuit sought a declaratory judgment regarding the respective rights and obligations of the parties under excess insurance policies that were issued to the Corporation from 1981 through 1984 as respects claims against the Corporation and Air & Liquid for Asbestos Liability and as respects asbestos bodily-injury claims against Howden arising from the Products. By September 2013, the Corporation and Air & Liquid had reached Settlement Agreements with all but two of the defendant insurers in the coverage action. Those Settlement Agreements specify the terms and conditions upon which the insurer parties are to contribute to defense and indemnity costs for claims for Asbestos Liability. One of the Settlement Agreements entered into by the Corporation and Air & Liquid also provided for the dismissal of claims, without prejudice, regarding two upper-level excess policies issued by one of the insurers. The Court entered Orders dismissing all claims in the action filed against each other by the Corporation and Air & Liquid, on the one hand, and by the settling insurers, on the other. Howden also reached an agreement with eight domestic insurers addressing asbestos-related bodily injury claims arising from the Products, and claims as to those insurers and Howden were also dismissed. Various counterclaims, cross claims and third party claims had been filed in the litigation and remained pending as of September 27, 2013 although only two domestic insurers and Howden remained in the litigation as to the Corporation and Air & Liquid at that time. On September 27, 2013, the Court issued a memorandum opinion and order granting in part and denying in part cross motions for summary judgment filed by the Corporation and Air & Liquid, Howden, and the insurer parties still in the litigation. On February 26, 2015, the Court issued final judgment. One insurer filed a notice of appeal from the judgment to the U.S. Court of Appeals to the Third Circuit; as a result, several other insurers, Howden, the Corporation, and Air & Liquid filed notices of appeal. On November 2, 2016, the Corporation and Air & Liquid reached a settlement with one of the two insurer defendants that remained in the litigation. Thereafter, the U.S. Court of Appeals issued an order of dismissal of the case on November 23, 2016, by agreement of all parties.

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as of December 31, 2006. HR&A’s analysis has been periodically updated since that time. Most recently, the HR&A analysis was updated in 2016, and additional reserves were established by the Corporation as of December 31, 2016, for Asbestos Liability claims pending or projected to be asserted through 2026. The methodology used by HR&A in its projection in 2016 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability, which is substantially the same as the methodology employed by HR&A in prior estimates, relied upon and included the following factors:

•	HR&A’s interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;

•	epidemiological studies estimating the number of people likely to develop asbestos-related diseases;

•	HR&A’s analysis of the number of people likely to file an asbestos-related injury claim against the subsidiaries and the Corporation based on such epidemiological data and relevant claims history from January 1, 2014, to September 9, 2016;

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;

•	an analysis of claims resolution history from January 1, 2014, to September 9, 2016, to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and

•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s ten year forecast of inflation.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2016, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2026 was $171,181 of which approximately 70% was attributable to settlement costs for unasserted claims projected to be filed through 2026 and future defense costs. The reserve at March 31, 2017 was $166,293. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2026. Accordingly, no reserve has been recorded for any costs that may be incurred after 2026.

The Corporation’s receivable at December 31, 2016, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2016, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $115,945 ($112,319 at March 31, 2017).

The following table summarizes activity relating to insurance recoveries.

	Three Months Ended March 31,
	2017	2016
Insurance receivable – asbestos, beginning of the year	$115,945	$125,243
Settlement and defense costs paid by insurance carriers	(3,626)	(2,675)

Insurance receivable – asbestos, end of the period	$112,319	$122,748

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for all environmental compliance measures of approximately $2,464 at March 31, 2017, is considered adequate based on information known to date.

17.	Subsequent Event

In April 2017, the Corporation temporarily idled a portion of one of its cast roll plants. While the idling term is indefinite, it may last well into 2017.

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

The segment also produces ingot and open-die forged products (“other forging products”) which are used in the oil and gas industry and the aluminum and plastic extrusion industries. In November 2016, UES acquired the stock of ASW Steel Inc. (“ASW”). ASW is a specialty steel producer based in Canada and supports our diversification efforts in the open-die forging market.

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

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity due to an overall reduction in demand for roll product. In particular, our customers have been suffering from excess global steelmaking capacity and an over-supply of rolls worldwide. In April 2017, we temporarily idled a portion of one of our cast roll plants. While it is anticipated that market conditions in the United States, Europe and other world regions will remain difficult, protectionist acts (tariffs) appear to have benefited our two largest markets – North America and Europe. Improvement in demand, which began in the latter part of 2016, has continued into the first quarter of 2017. Many of our customers also have announced better results which should lead to ongoing improvement in demand and pricing for us in the future. Additionally, the oil and gas market activity has increased over the last three months resulting in increased order intake for our other forging products.

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

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry continues to be strong while a decline in the fossil-fueled power generation market and the OEM/Commercial market is negatively affecting our heat exchange business. The downturn in the fossil-fueled power generation market is due to a decline in spending for coal-fired power plants while the OEM/Commercial market is being impacted by lower spending and increased competition from low cost producers. Demand for custom air handling systems has improved while competitive pricing pressures continue. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and continue to improve the sales distribution network.

Consolidated Results of Operations for the Three Months Ended March 31, 2017 and 2016

Net sales for the three months ended March 31, 2017, and 2016, were $103,516 and $63,578, respectively. Backlog approximated $258,485 at March 31, 2017, versus $233,590 as of December 31, 2016. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales approximated 81.8% and 80.4% for the three months ended March 31, 2017, and 2016, respectively. The increase is principally due to the inclusion of ASW which, as an intermediate product manufacturer, has a higher relative cost of production than our higher value-added roll and other forged engineered products. By comparison, the first quarter of 2016 included the effects of purchase accounting associated with the acquisition of Åkers which increased costs of products sold, excluding depreciation and amortization.

Selling and administrative expenses totaled $15,298 (14.8% of net sales) and $13,508 (21.2% of net sales) for the three months ended March 31, 2017, and 2016, respectively. The dollar increase is attributable to a full quarter effect of Åkers and ASW whereas the prior year quarter included Åkers for one month. The expected increase in selling and administrative costs for the first quarter of 2017 is partially offset by acquisition-related transaction costs of approximately $1,800 incurred in the first quarter of 2016, principally relating to the purchase of Åkers.

Depreciation and amortization expenses increased by approximately $2,000 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase is attributable to a full quarter effect of Åkers and ASW whereas the prior year quarter included Åkers for one month.

(Loss) from operations for the three months ended March 31, 2017, and 2016 approximated $(2,367) and $(4,963), respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Net sales for the three months ended March 31, 2017, nearly doubled those for the three months ended March 31, 2016. The majority (approximately 80%) of the increase is attributable to a full quarter effect of Åkers and ASW whereas the prior year quarter included Åkers for one month. The balance of the increase is due to a combination of higher sales of rolls (both forged and cast) and other forging products to the oil and gas industry. Operating results improved from the prior year quarter which included unfavorable effects of purchase accounting of approximately $1,600. While the higher volume of shipments of rolls and other forging products contributed approximately $2,600 to operating income, lower margins and higher freight and commissions offset any improvement to operating income. Backlog approximated $215,704 at March 31, 2017, against $196,512 as of December 31, 2016. The increase in backlog is reflective of improvement in order intake in the first quarter of 2017. Approximately $27,756 of the current backlog is expected to ship after 2017.

Air and Liquid Processing. Net sales and operating income for the segment for the three months ended March 31, 2017, were comparable to the three months ended March 31, 2016. For the current year quarter, net sales of pumps increased by roughly 18% on a higher volume of shipments to U.S. Navy shipbuilders. Net sales of air handling units declined principally due to timing of shipment releases and sales of heat exchange coils remained comparable between the quarters. Backlog approximated $42,781 at March 31, 2017, against $37,078 as of December 31, 2016, with each of the product lines benefiting from higher order intake. The majority of backlog will ship in 2017.

Interest expense for the first quarter of 2017 includes three months of interest principally for the promissory notes issued in connection with the purchase of Åkers, the loan payable to the noncontrolling shareholder of the Åkers Chinese joint venture, the unused portion of the revolving credit facility, and the credit facility and term loan of ASW. By comparison, interest expense for the first quarter of 2016 includes one month of interest principally for the promissory notes issued in connection with the purchase of Åkers and the loan payable to the noncontrolling shareholder of the Åkers Chinese joint venture.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses.

Income tax provision for the current quarter continues to include valuation allowances against the majority of our deferred income tax assets, which were recorded beginning in the third quarter of 2016. Accordingly, no income tax benefit is recognized on the net loss incurred for the three months ended March 31, 2017.

Net loss and earnings per common share equaled $(4,783) or $(0.39) per common share for the three months ended March 31, 2017. Net loss and earnings per share equaled $(2,890) or $(0.26) per common share for the three months ended March 31, 2016, which included an after-tax impact of both transaction-related costs and purchase accounting of approximately $2,807 or $0.26 per common share.

Liquidity and Capital Resources

Net cash flows used in operating activities were comparable for the three months March 31, 2017, and 2016. Accounts receivable at March 31, 2017, increased from December 31, 2016, on higher sales offset in part by stronger collections of receivables. Inventories at March 31, 2017, increased from December 31, 2016, primarily due to increased production levels in the Forged and Cast Engineered Products segment and the anticipated idling of a portion of one of its cast plants. Accounts payable at March 31, 2017, increased from December 31, 2016, consistent with the higher level of production.

Net cash flows used in investing activities for 2016 represent primarily the cash portion for the acquisition of Åkers, net of cash acquired. Capital expenditures for the three months ended March 31, 2017, were greater than the three months ended March 31, 2016, and related primarily to higher spend for the Forged and Cast Engineered Products segment. As of March 31, 2017, commitments for future capital expenditures approximated $4,800 which is expected to be spent over the next 12-18 months.

Net cash flows used in financing activities increased in the current quarter when compared to the same quarter of the prior year primarily due to the repayment of debt assumed (term debt and credit facility) in connection with the acquisition of ASW. Dividends paid in the first quarter of each year relate to dividends declared in the fourth quarter of the preceding year. Dividends paid in 2017 equaled $0.09 per common share versus $0.18 per common share in the first quarter of 2016.

As a result of the above, cash and cash equivalents decreased $17,558 in 2017 and ended the period at $21,021 (of which approximately $13,283 is held by foreign operations) in comparison to $38,579 at December 31, 2016 (of which approximately $12,539 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand, funds generated from future operations and availability under our revolving credit facility (approximately $57,000 at March 31, 2017) are expected to be sufficient to finance our operational and capital expenditure requirements. In April 2017, we borrowed $7,000 under the revolving credit agreement. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

Litigation and Environmental Matters

See Notes 15 and 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2016, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Form 10-Q as well as the condensed consolidated financial statements and notes thereto may contain forward-looking statements that reflect our current views with respect to future events and financial performance. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017.

(c)	Changes in Internal Control. Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 3, 2016, and November 1, 2016, the Corporation acquired Åkers and ASW, respectively, and is in the process of integrating both businesses into its overall internal control over financial reporting process.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 15 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Items 2-5	None

Item 6	Exhibits

(10)	Material Contracts

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2017	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: May 10, 2017	BY:	/s/ Michael G. McAuley
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