Form 10-Q
period 2017-06-30
AMPCO PITTSBURGH CORP
filed 2017-08-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 2, 2017, 12,360,500 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,525	$38,579
Receivables, less allowance for doubtful accounts of $733 in 2017 and $2,228 in 2016	81,198	72,233
Inventories	96,355	83,579
Insurance receivable – asbestos	13,000	13,000
Other current assets	16,301	14,073

Total current assets	228,379	221,464
Property, plant and equipment – net	214,478	214,408
Insurance receivable – asbestos	93,936	102,945
Deferred income tax assets	3,699	4,824
Investments in joint ventures	2,098	2,019
Intangible assets – net	11,386	11,601
Other noncurrent assets	8,265	8,628

Total assets	$562,241	$565,889

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,388	$37,104
Accrued payrolls and employee benefits	22,378	20,166
Debt – current portion	18,936	26,825
Asbestos liability – current portion	18,000	18,000
Other current liabilities	41,242	42,197

Total current liabilities	142,944	144,292
Employee benefit obligations	91,241	91,947
Asbestos liability	140,915	153,181
Long-term debt	34,460	25,389
Deferred income tax liabilities	604	591
Other noncurrent liabilities	622	655

Total liabilities	410,786	416,055

Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,361 shares in 2017 and 12,271 in 2016	12,361	12,271
Additional paid-in capital	152,365	151,089
Retained earnings	37,653	45,443
Accumulated other comprehensive loss	(53,159)	(60,885)

Total Ampco-Pittsburgh shareholders’ equity	149,220	147,918
Noncontrolling interest	2,235	1,916

Total shareholders’ equity	151,455	149,834

Total liabilities and shareholders’ equity	$562,241	$565,889

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$110,550	$93,301	$214,066	$156,879

Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	92,017	77,452	176,680	128,557
Selling and administrative	14,903	15,187	30,201	28,695
Depreciation and amortization	5,646	5,530	11,568	9,455
Gain on disposal of assets	(1)	(12)	(1)	(9)

Total operating expenses	112,565	98,157	218,448	166,698

Loss from operations	(2,015)	(4,856)	(4,382)	(9,819)

Other income (expense):
Investment-related income	22	447	71	492
Interest expense	(728)	(576)	(1,905)	(818)
Other – net	385	(472)	(697)	692

	(321)	(601)	(2,531)	366

Loss before income taxes and equity gains (losses) in Chinese joint venture	(2,336)	(5,457)	(6,913)	(9,453)
Income tax benefit (provision)	102	(875)	(33)	(25)
Equity gains (losses) in Chinese joint venture	485	(61)	535	111

Net loss	(1,749)	(6,393)	(6,411)	(9,367)
Less: Net income attributable to noncontrolling interest	164	93	285	9

Net loss attributable to Ampco-Pittsburgh shareholders	$(1,913)	$(6,486)	$(6,696)	$(9,376)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.16)	$(0.53)	$(0.54)	$(0.81)

Diluted	$(0.16)	$(0.53)	$(0.54)	$(0.81)

Cash dividends declared per share	$0	$0	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	12,327	12,250	12,299	11,628

Diluted	12,327	12,250	12,299	11,628

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,749)	$(6,393)	$(6,411)	$(9,367)

Other comprehensive income (loss), net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	4,926	(6,089)	7,178	(6,404)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(866)	1,301	(1,121)	1,950
Unrealized holding gains on marketable securities	102	69	287	217
Fair value of cash flow hedges	15	37	239	55
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	783	393	1,516	1,178
Realized losses (gains) on sale of marketable securities	0	6	(6)	(24)
Realized (gains) losses from settlement of cash flow hedges	(167)	30	(322)	165

Other comprehensive income (loss)	4,793	(4,253)	7,771	(2,863)

Comprehensive income (loss)	3,044	(10,646)	1,360	(12,230)
Less: Comprehensive income attributable to noncontrolling interest	92	93	216	9

Comprehensive income (loss) attributable to Ampco-Pittsburgh	$2,952	$(10,739)	$1,144	$(12,239)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Net cash flows used in operating activities	$(10,562)	$(14,491)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,229)	(2,617)
Proceeds from the sale of property, plant and equipment	0	11
Purchase of Åkers, net of cash acquired (Note 2)	0	(27,031)
Proceeds from sale of investment in joint venture (Note 2)	1,000	0
Purchases of long-term marketable securities	(56)	(422)
Proceeds from sale of long-term marketable securities	87	396

Net cash flows used in investing activities	(5,198)	(29,663)

Cash flows from financing activities:
Dividends paid	(2,235)	(2,997)
Repayment of debt	(997)	(227)
Debt issuance costs	0	(1,091)
Proceeds from Revolving Credit and Security Agreement (Note 8)	8,300	0
Proceeds from ASW credit facility (Note 8)	8,795	0
Payments on ASW credit facility (Note 8)	(15,941)	0

Net cash flows used in financing activities	(2,078)	(4,315)

Effect of exchange rate changes on cash and cash equivalents	784	(198)

Net decrease in cash and cash equivalents	(17,054)	(48,667)
Cash and cash equivalents at beginning of period	38,579	95,122

Cash and cash equivalents at end of period	$21,525	$46,455

Supplemental information:
Income tax payments	$769	$3,557

Interest payments	$796	$815

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,223	$2,724

Non-cash financing activities:
Issuance of common stock to acquire net assets of Åkers (Note 2)	$0	$22,137

Issuance of debt to acquire net assets of Åkers (Note 2)	$0	$22,619

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2017, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amended guidance became effective for the Corporation January 1, 2017, and did not have a significant impact on its financial position, operating results or liquidity.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which revises the measurement of inventory at the lower of cost or market. In accordance with ASU 2015-11, an entity will measure inventory at the lower of cost and net realizable value which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The amendment does not apply to inventory that is measured using the last-in, first out (LIFO) method. The guidance became effective for the Corporation January 1, 2017, and did not have a significant impact on its financial position, operating results or liquidity.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendment will be applied prospectively to an award modified on or after the adoption date. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net period benefit costs are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. The amendment also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. The amended guidance does not change the amount of net benefit cost to be recognized, only where it is to be recognized in the income statement. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted. The Corporation is currently evaluating the impact the guidance will have on the presentation of its operating results. It will not, however, affect the Corporation’s financial position or liquidity.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017; however, early adoption is permitted if all provisions are adopted in the same period. The Corporation is currently evaluating the impact the guidance will have on the presentation of its cash flow statement. It will not, however, affect the Corporation’s financial position, operating results or liquidity.

In May 2016, April 2016, March 2016 and May 2014, the FASB issued ASUs 2016-12, 2016-10, 2016-08 and 2014-09, respectively, Revenue from Contracts with Customers (Topic 606), which provides a common revenue standard for U.S. GAAP and IFRS. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. It requires companies to apply a five-step model when recognizing revenue relating to the transfer of goods or services to customers in an amount that reflects the consideration that the company expects to be entitled to receive for those goods and services. It also requires comprehensive disclosures regarding revenue recognition. The guidance becomes effective for interim and annual periods beginning after December 15, 2017, and can be implemented on either a full or modified retrospective basis. The Corporation currently anticipates it will use the modified retrospective method (a cumulative adjustment to its January 1, 2018 retained earnings). Based on preliminary analysis, the Corporation has identified certain contracts which may require revenue to be recognized over time versus at a point in time. The Corporation will continue its review of contracts and its assessment of the impact the guidance will have on its business processes, business and accounting systems and consolidated financial statements and disclosures. The Corporation currently expects to complete its analysis, including implementing any necessary changes to existing business processes and systems to accommodate these new standards, during 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance becomes effective for the Corporation January 1, 2019. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

2.	Acquisitions and Investments in Joint Venture

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

The fair values for property, plant and equipment and pre-acquisition contingencies were based, in part, on third party valuations which have been finalized as of June 30, 2017.

Pro Forma Financial Information for the Åkers and ASW Acquisitions:

Operating results of Åkers and ASW are included in the Forged and Cast Engineered Products segment from their respective dates of acquisition. The following financial information presents the combination of the results of operations of Ampco, Åkers and ASW as though the acquisition date for both of the business combinations had occurred as of January 1, 2016. Pro forma adjustments have been made primarily to (1) include the net incremental depreciation and amortization expense associated with recording property, plant and equipment and definite-lived intangible assets at fair value and (2) remove debt-related expenses associated with previous debt facilities not assumed by the Corporation. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$107,770	$205,469
Loss before income taxes (includes noncontrolling interest)	$(5,308)	$(15,297)
Net loss attributable to Ampco-Pittsburgh	$(6,337)	$(14,312)
Net loss per common share (basic) attributable to Ampco-Pittsburgh	$(0.52)	$(1.17)

Investment in Union Electric Steel MG Roll Co., Ltd (“UES-MG”):

In November 2016, in connection with an equity restructuring of UES-MG, UES transferred 16% of its equity interest in UES-MG to a Chinese rollmaker for $2,400, payable in installments over the next three years. As of June 30, 2017, UES has received payments of $1,000.

3.	Inventories

At June 30, 2017, and December 31, 2016, approximately 43% and 45%, respectively, of the inventories were valued using the LIFO method with the remaining inventories valued using the FIFO method. Inventories were comprised of the following:

	June 30, 2017	December 31, 2016
Raw materials	$21,454	$23,964
Work-in-process	36,490	29,198
Finished goods	24,674	20,046
Supplies	13,737	10,371

Inventories	$96,355	$83,579

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2017	December 31, 2016
Land and land improvements	$12,018	$11,747
Buildings	68,431	66,017
Machinery and equipment	327,366	323,684
Construction-in-process	8,160	2,595
Other	7,622	7,495

	423,597	411,538
Accumulated depreciation and amortization	(209,119)	(197,130)

Property, plant and equipment – net	$214,478	$214,408

The majority of the assets of the Corporation, except real property, is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 8). Land and buildings of Union Electric Steel UK Limited (“UES-UK”), equal to approximately $2,703 (£2,079) at June 30, 2017, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of assets under capital lease and the related accumulated amortization as of June 30, 2017, approximated $3,956 and $962, respectively, and at December 31, 2016, approximated $3,610 and $691, respectively.

5.	Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2017	December 31, 2016
Customer relationships	$6,423	$6,244
Developed technology	4,405	4,248
Trade name	2,631	2,537

	13,459	13,029
Accumulated amortization	(2,073)	(1,428)

Intangible assets – net	$11,386	$11,601

Movement in foreign currency exchange rates used to translate intangible assets from local currency to the U.S. dollar changed the gross value of intangible assets between the periods. Amortization expense for the three months ended June 30, 2017, and 2016, was $301 and $435, respectively. Amortization for the six months ended June 30, 2017, and 2016, was $599.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2017	December 31, 2016
Customer-related liabilities	$22,324	$21,564
Accrued interest payable	2,457	2,274
Accrued sales commissions	2,082	1,693
Other	14,379	16,666

Other current liabilities	$41,242	$42,197

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of the period	$11,748	$12,580	$11,521	$6,358
Åkers - opening balance sheet liability for warranty claims	0	0	0	6,032
Satisfaction of warranty claims	(850)	(1,147)	(1,720)	(1,705)
Provision for warranty claims	934	904	1,953	1,517
Other, primarily impact from changes in foreign currency exchange rates	285	(512)	363	(377)

Balance at end of the period	$12,117	$11,825	$12,117	$11,825

7.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Six Months Ended June 30,
	2017	2016
Foreign defined benefit pension plans	$901	$896
Other postretirement benefits (e.g. net payments)	560	664
U.K. defined contribution pension plan	139	135
U.S. defined contribution plan	1,248	1,201
.

As part of the Åkers acquisition, the Corporation assumed the obligations for two U.S. defined benefit pension plans, two foreign retirement benefit plans and two other postretirement benefit plans. None of the acquired benefit plans were fully funded as of the acquisition date. Effective June 2016, the Corporation froze participation in one of the U.S. defined benefit pension plans and replaced salary benefit accruals with employer non-elective contributions equaling 3% of compensation. The plan change resulted in a curtailment gain of $887 for the three and six months ended June 30, 2016.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Defined Benefit Pension Plans
Service cost	$410	$465	$821	$811
Interest cost	2,099	2,516	4,197	4,774
Expected return on plan assets	(3,128)	(3,409)	(6,255)	(6,420)
Amortization of prior service cost (benefit)	14	(82)	27	23
Amortization of actuarial loss	1,002	534	1,938	1,662
Curtailment credit	0	(887)	0	(887)

Net benefit cost (income)	$397	$(863)	$728	$(37)

Foreign Defined Benefit Pension Plans
Service cost	$92	$98	$182	$129
Interest cost	458	596	903	1,164
Expected return on plan assets	(556)	(643)	(1,094)	(1,290)
Amortization of actuarial loss	186	175	367	351

Net benefit cost	$180	$226	$358	$354

Other Postretirement Benefit Plans
Service cost	$181	$78	$353	$236
Interest cost	132	154	304	354
Amortization of prior service benefit	(399)	(257)	(804)	(515)
Amortization of actuarial (gain) loss	(20)	(19)	(12)	18

Net benefit (income) cost	$(106)	$(44)	$(159)	$93

8.	Borrowing Arrangements

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

Availability under the Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest at the Corporation’s option at either (1) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (2) the Base Rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of June 30, 2017, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9) and had outstanding borrowings of $8,300 (including £1,000 of European borrowings for its U.K. subsidiary). Interest accrues on the outstanding balance at an average of 2.54%. As of June 30, 2017, the Corporation had remaining availability of approximately $53,000.

The Agreement is collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Agreement contains customary affirmative and negative covenants and certain limitations, including, but not limited to, investments in Excluded Subsidiaries (as defined in the Agreement), payment of dividends, incurrence of additional indebtedness, upstreaming distributions from subsidiaries, and acquisitions and divestures.

The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2017.

In March 2017, the Corporation repaid the debt assumed (term debt and credit facility) in connection with the acquisition of ASW, including interest, fees and early termination costs. Accordingly, outstanding borrowings of the Corporation as of June 30, 2017, and December 31, 2016, consisted of the following:

	June 30, 2017	December 31, 2016
Industrial Revenue Bonds (“IRB”)	$13,311	$13,311
Promissory notes (and interest)	24,612	23,844
Revolving Credit and Security Agreement	8,300	0
Minority shareholder loan	5,108	4,990
Credit facility (ASW)	0	7,146
Term loan (ASW)	0	762
Capital leases	2,065	2,161

	53,396	52,214
Current portion	(18,936)	(26,825)

Long-term debt	$34,460	$25,389

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2017, approximated $27,820, the majority of which serves as collateral for the IRB debt and foreign exchange contracts. In addition, in connection with the acquisition of Åkers, the Corporation issued two surety bonds to PRI Pensionsgaranti, guaranteeing certain obligations of Åkers Sweden AB and Åkers AB under a credit insurance arrangement relating to pension commitments. The total amount covered by the surety bonds is approximately $4,000 (SEK 33,900).

See Note 10 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2017, the Corporation covered approximately $21,245 of anticipated foreign-denominated sales with fair value contracts settling at various dates through July 2018. The fair value of assets held as collateral for the fair value contracts as of June 30, 2017, approximated $5,650, including a $5,000 standby letter of credit.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2017, approximately 46%, or $2,480, of anticipated copper purchases over the next 12 months and 56%, or $435, of anticipated aluminum purchases over the next six months were hedged.

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

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $361 and $(525) for the three months ended June 30, 2017, and 2016, respectively, and $(703) and $648 for the six months ended June 30, 2017, and 2016, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2017	December 31, 2016
Fair value hedge contracts	Other current assets	$673	$214
	Other noncurrent assets	0	2
	Other current liabilities	157	940
	Other noncurrent liabilities	6	35
Fair value hedged items	Receivables	(84)	121
	Other current assets	99	808
	Other noncurrent assets	5	45
	Other current liabilities	414	233
	Other noncurrent liabilities	6	5

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2017, and 2016, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as and reclassified from comprehensive income (loss) for 2017 have no tax effect due to the Corporation recording a valuation allowance against its deferred income tax assets in the related jurisdictions.

	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Three Months Ended June 30, 2017
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	209	0	6	203
Futures contracts – copper and aluminum	411	15	161	265

	$620	$15	$167	$468

Three Months Ended June 30, 2016
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	237	0	4	233
Futures contracts – copper and aluminum	(39)	37	(34)	32

	$198	$37	$(30)	$265

Six Months Ended June 30, 2017
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	216	0	13	203
Futures contracts – copper and aluminum	335	239	309	265

	$551	$239	$322	$468

Six Months Ended June 30, 2016
Foreign currency sales contracts	$4	$3	$7	$0
Foreign currency purchase contracts	241	0	8	233
Futures contracts – copper and aluminum	(200)	52	(180)	32

	$45	$55	$(165)	$265

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	Next 12 Months	2017	2016	2017	2016
Foreign currency sales contracts—cash flow hedges	Sales	$0	$0	$0	$0	$10
Foreign currency purchase contracts	Depreciation and amortization	27	6	7	13	14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	265	161	(55)	309	(291)

11.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2017, and 2016, is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(22,973)	$(38,636)	$59	$551	$(60,999)
Net Change	7,178	395	281	(83)	7,771

Balance at June 30, 2017	$(15,795)	$(38,241)	$340	$468	$(53,228)

Balance at January 1, 2016	$(8,393)	$(49,943)	$692	$45	$(57,599)
Net Change	(6,404)	3,128	193	220	(2,863)

Balance at June 30, 2016	$(14,797)	$(46,815)	$885	$265	$(60,462)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation and amortization)	$420	$936	$405	$1,661
Selling and administrative	425	(393)	1,007	(70)
Other (expense) income	(62)	56	104	196

Total before income tax	783	599	1,516	1,787
Income tax provision	0	(206)	0	(609)

Net of tax	$783	$393	$1,516	$1,178

Realized losses (gains) on sale of marketable securities:
Selling and administrative	$0	$9	$(6)	$(37)
Income tax (provision) benefit	0	(3)	0	13

Net of tax	$0	$6	$(6)	$(24)

Realized (gains) losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$0	$0	$0	$(10)
Depreciation and amortization (foreign currency purchase contracts)	(6)	(7)	(13)	(14)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(161)	55	(309)	291

Total before income tax	(167)	48	(322)	267
Income tax provision	0	(18)	0	(102)

Net of tax	$(167)	$30	$(322)	$165

The income tax expense (benefit) associated with the various components of other comprehensive income (loss) for the three and six months ended June 30, 2017, and 2016, is summarized below. For 2017, there was no income tax benefit for certain items due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Tax expense (benefit) associated with changes in:
Unrecognized employee benefit costs	$0	$87	$0	$87
Unrealized holding gains on marketable securities	0	(40)	0	(117)
Fair value of cash flow hedges	0	(26)	0	(35)
Tax (benefit) expense associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	0	(206)	0	(609)
Realized losses/gains from sale of marketable securities	0	(3)	0	13
Realized losses from settlement of cash flow hedges	0	(18)	0	(102)

12.	Stock-Based Compensation

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

The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. In May 2017, 50,000 shares of the Corporation’s common stock were granted to the non-employee directors.

Stock-based compensation expense for the three months ended June 30, 2017, and 2016, equaled $672 and $874, respectively. The related income tax benefit recognized in the condensed consolidated statement of operations for the three months ended June 30, 2016, was approximately $306. Stock-based compensation expense for the six months ended June 30, 2017, and 2016, equaled $1,336 and $1,203, respectively. The related income tax benefit recognized for the six months ended June 30, 2016, was approximately $421. There was no income tax benefit for the three and six months ended June 30, 2017, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

13.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2017, and December 31, 2016, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2017
Investments
Other noncurrent assets	$4,098	$0	$0	$4,098
Foreign currency exchange contracts
Other current assets	0	772	0	772
Other noncurrent assets	0	5	0	5
Other current liabilities	0	571	0	571
Other noncurrent liabilities	0	12	0	12

As of December 31, 2016
Investments
Other noncurrent assets	$3,863	$0	$0	$3,863
Foreign currency exchange contracts
Other current assets	0	1,022	0	1,022
Other noncurrent assets	0	47	0	47
Other current liabilities	0	1,173	0	1,173
Other noncurrent liabilities	0	40	0	40

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

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Other expense, including corporate costs, for the six months ended June 30, 2017, includes higher interest expense of $1,087, and foreign exchange losses of $703 in the current year compared to foreign exchange gains of $648 recorded in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales:
Forged and Cast Engineered Products	$88,358	$71,621	$170,060	$113,148
Air and Liquid Processing	22,192	21,680	44,006	43,731

Total Reportable Segments	$110,550	$93,301	$214,066	$156,879

(Loss) income before income taxes:
Forged and Cast Engineered Products	$(332)	$(3,552)	$(931)	$(6,022)
Air and Liquid Processing	2,716	2,654	5,433	5,288

Total Reportable Segments	2,384	(898)	4,502	(734)
Other expense, including corporate costs – net	(4,720)	(4,559)	(11,415)	(8,719)

Total	$(2,336)	$(5,457)	$(6,913)	$(9,453)

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. While no assurance can be given as to the ultimate outcome of this matter, the Corporation believes that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the six months ended June 30, 2017, and 2016 (claims not in thousands):

	Six Months Ended June 30,
	2017	2016
Total claims pending at the beginning of the period	6,618	6,212
New claims served	709	751
Claims dismissed	(185)	(227)
Claims settled	(176)	(142)

Total claims pending at the end of the period (1)	6,966	6,594

Gross settlement and defense costs (in 000’s)	$12,266	$8,751

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$33.98	$23.72

(1)	Included as “open claims” are approximately 480 and 427 claims as of June 30, 2017, and 2016, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2016, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2026 was $171,181, of which approximately 70% was attributable to settlement costs for unasserted claims projected to be filed through 2026 and future defense costs. The reserve at June 30, 2017, was $158,915. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2026. Accordingly, no reserve has been recorded for any costs that may be incurred after 2026.

The Corporation’s receivable at December 31, 2016, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2016, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $115,945 ($106,936 at June 30, 2017).

The following table summarizes activity relating to insurance recoveries:

	Six Months Ended June 30,
	2017	2016
Insurance receivable – asbestos, beginning of the year	$115,945	$125,423
Settlement and defense costs paid by insurance carriers	(9,009)	(6,177)

Insurance receivable – asbestos, end of the period	$106,936	$119,246

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

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables, as well as the underlying assumptions, on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

16.	Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for all environmental compliance measures of approximately $1,591 at June 30, 2017, is considered adequate based on information known to date.

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

The segment also produces ingot and open-die forged products (“other forged engineered products”) which are used in the oil and gas industry and the aluminum and plastic extrusion industries. In November 2016, UES acquired the stock of ASW Steel Inc. (“ASW”). ASW is a specialty steel producer based in Canada and supports our diversification efforts in the open-die forging market.

The segment has operations in the United States, England, Sweden, Slovenia, Canada and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and sells a significant portion of its products through sales offices located throughout the world. The consolidated financial statements of the Corporation include the results of operations of the acquired companies from their respective dates of acquisition.

The Forged and Cast Engineered Products segment has been operating at levels significantly below capacity and, in April 2017, we temporarily idled a portion of one of our cast roll plants. While it is anticipated that market conditions in the United States, Europe and other world regions will remain difficult, protectionist acts (tariffs) appear to be benefitting our two largest markets – North America and Europe. Improvement in demand, which began in the latter part of 2016, has continued and, in July 2017, Union Electric Steel announced that it will raise prices on forged and cast engineered products that it and its subsidiaries produce globally. Many of our customers also have announced better financial results which should lead to ongoing improvement in demand and pricing for us in the future. Additionally, the oil and gas market activity has increased over the last six months resulting in increased order intake for our other forged engineered products.

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

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net sales were $110,550 and $93,301 and $214,066 and $156,879 for the three and six months ended June 30, 2017 and 2016, respectively. Backlog approximated $300,971 at June 30, 2017, versus $233,590 as of December 31, 2016. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales for the three months ended June 30, 2017 and 2016 approximated 83.2% and 83.0%, respectively, and for the six months ended approximated 82.5% and 81.9%, respectively. The increase is principally due to the inclusion of ASW which, as an intermediate product manufacturer, has a higher relative cost of production than our higher value-added roll and other forged engineered products, as well as higher operating and raw material costs and lower absorption from a temporary foundry idling. By comparison, the prior year periods include the adverse effects of purchase accounting associated with the acquisition of Åkers.

Selling and administrative expense totaled $14,903 (13.5% of net sales) and $15,187 (16.3% of net sales) for the three months ended June 30, 2017 and 2016, respectively. Although current period expense includes ASW, recovery of a portion of accounts receivable previously reserved (approximately $1,322) more than offsets the effect of ASW’s expenses. For the six months ended June 30, 2017 and 2016, selling and administrative expense approximated $30,201 (14.1% of net sales) and $28,695 (18.3% of net sales), respectively. The dollar increase is attributable to a full year effect of the Åkers and ASW acquisitions offset by the accounts receivable recovery and lower acquisition-related transaction costs of approximately $1,800, principally relating to the March 2016 purchase of Åkers.

Depreciation and amortization expense increased slightly for the three months ended June 30, 2017 when compared to the prior year. The increase is due to current period expense, including ASW. The increase in depreciation expense for the six months ended June 30, 2017 versus June 30, 2016 is attributable to the inclusion of ASW and Åkers.

(Loss) from operations approximated $(2,015) and $(4,856) for the three months ended June 30, 2017 and 2016 and $(4,382) and $(9,819) for the six months ended June 30, 2017, and 2016, respectively A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Sales for the Forged and Cast Engineered Products segment for the three and six months ended June 30, 2017, increased $16,738 and $56,912, respectively, compared to the same periods of the prior year. For the second quarter of 2017, sales from the recently-acquired ASW accounted for majority of the increase while higher shipments of forged engineered products were nearly offset by lower shipments of mill rolls. Through June 30, 2017, the improvement in sales was led by the acquisition of ASW along with higher sales of mill rolls and forged engineered products. The segment recorded a modest operating loss for both the three and six months ended June 30, 2017, as higher operating and raw material costs and lower absorption resulting from the temporary idling of a foundry were only partly offset by the benefit of higher sales volumes and recovery of a portion of an accounts receivable associated with a customer bankruptcy. This compares to larger operating losses in the prior year periods, which reflected comparatively lower sales volumes and unfavorable purchase accounting effects associated with the Åkers Group acquisition. Backlog approximated $249,100 at June 30, 2017, against $196,512 as of December 31, 2016. The increase in backlog is reflective of improvement in order intake for both mill rolls and other forged engineered products. Approximately $75,772 of the current backlog is expected to ship after 2017.

Air and Liquid Processing. Net sales and operating income for the three and six months ended June 30, 2017, were comparable to the same periods of the prior year. For the current year periods, sales of air handling units improved during the quarter, primarily due to timing of Q1 shipment releases, bringing year-to-date net sales in line with the prior year. While sales of pumps increased on a higher level of shipments to U.S. Navy shipbuilders, sales of heat exchange coils declined principally due to a lower opening backlog. Backlog approximated $51,871 at June 30, 2017, against $37,078 as of December 31, 2016, with each of the product lines benefiting from higher order intake. Approximately $15,203 of the current backlog is expected to ship after 2017.

Investment-related income for the three and six months ended June 30, 2016, includes a dividend of approximately $400 from the Corporation’s U.K./Chinese cast roll joint venture company.

Interest expense for the current year periods exceeded the same periods of the prior year. With the Corporation closing on its Revolving Credit and Security Agreement (“Agreement”) in May 2016, interest expense for the three and six months ended June 30, 2017 includes full period interest and related costs associated with the Agreement. Additionally, interest expense for the six months ended June 30, 2017 includes (1) interest, fees and early termination costs associated with extinguishing ASW’s outstanding credit facility and term loan in the first quarter of 2017 of $367 and (2) the full year effect of interest on the promissory notes issued in connection with the purchase of Åkers and the loan payable to the noncontrolling shareholder of the Åkers Chinese joint venture.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses.

Income tax benefit (provision) for the current year periods continues to include the impact of valuation allowances recorded against the majority of our deferred income tax assets, which were recorded beginning in the second quarter of 2016. Accordingly, no income tax benefit is recognized for losses incurred by any of our subsidiaries in a three-year cumulative loss position. An income tax provision has been recognized, however, for subsidiaries not in or not likely to be in a three-year cumulative loss position. Additionally, the income tax provision for the three and six months ended June 30, 2017, has been offset by approximately $541 of state income tax refunds.

Net loss and earnings per common share for the three and six months ended June 30, 2017, equaled $(1,913) or $(0.16) per common share and $(6,696) or $(0.54) per common share, respectively. Net loss and earnings per share for the three and six months ended June 30, 2016 equaled $(6,486) or $(0.53) per common share and $(9,376) or $(0.81) per common share, respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities decreased for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016. The improvement is principally due to cash needs of Åkers immediately after acquisition. Accounts receivable at June 30, 2017, increased from December 31, 2016, on higher sales offset, in part, by stronger collections of receivables. Inventories at June 30, 2017, increased from December 31, 2016, primarily due to increased production levels in the Forged and Cast Engineered Products segment. Accounts payable at June 30, 2017, increased from December 31, 2016, as a result of higher production levels and increased operating costs.

Net cash flows used in investing activities decreased for the six months ended June 30, 2017, when compared to the six months ended June 30, 2016. Investing activities for 2016 include the net cash portion for the acquisition of Åkers. Capital expenditures for the six months ended June 30, 2017, were greater than the six months ended June 30, 2016, and related primarily to higher spend for the Forged and Cast Engineered Products segment. As of June 30, 2017, commitments for future capital expenditures approximated $4,200 which is expected to be spent over the next 12-18 months. During 2017, the Corporation received the second installment of its November 2016 sale of a portion of its interest in its forged-roll Chinese joint venture.

Net cash flows used in financing activities decreased in 2017, when compared to 2016. During the current year, the Corporation borrowed $8,300 under its Agreement which exceeded the cash requirements to pay off the net borrowings (term debt and credit facility) assumed as part of the ASW acquisition. Additionally, dividends paid were lower in 2017 versus 2016. Dividends paid equaled $0.18 per common share for the six months ended June 30, 2017 versus $0.27 per common share for the six months ended June 30, 2016. On June 14, 2017, the Corporation announced that it would suspend quarterly cash dividends, beginning with the second quarter of 2017.

As a result of the above, cash and cash equivalents decreased $17,054 in 2017 and ended the period at $21,525 (of which approximately $14,472 is held by foreign operations) in comparison to $38,579 at December 31, 2016 (of which approximately $12,539 was held by foreign operations). Repatriation of foreign funds may result in the Corporation accruing and paying additional income tax; however, the majority of such amounts are currently deemed to be permanently reinvested and no additional provision for income tax has been made.

Funds on hand, funds generated from future operations and availability under our Agreement (approximately $53,000 at June 30, 2017) are expected to be sufficient to finance our operational and capital expenditure requirements. While the Agreement limits the amount of distributions from the Corporation’s subsidiaries, we have not historically relied on or have been dependent on such distributions and are not expected to be in the future.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2017.

(c)	Changes in Internal Control. Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 3, 2016, and November 1, 2016, the Corporation acquired Åkers and ASW, respectively, and is in the process of integrating both businesses into its overall internal control over financial reporting process.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 15 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Items 2-5	None

Item 6	Exhibits

(10.1)	Amendment No. 1 to Retirement and Consulting Agreement by and between Union Electric Steel Corporation and Robert G. Carothers, effective as of June 1, 2017, attached hereto.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2017	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: August 9, 2017	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Vice President, Chief Financial Officer and Treasurer

AMPCO-PITTSBURGH CORPORATION

EXHIBIT INDEX

Exhibit	(10.1)	Amendment No. 1 to Retirement and Consulting Agreement by and between Union Electric Steel Corporation and Robert G. Carothers, effective as of June 1, 2017, attached hereto.

	(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

	(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	(101)	Interactive Data File (XBRL)