Form 10-Q
period 2017-09-30
AMPCO PITTSBURGH CORP
filed 2017-11-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On November 3, 2017, 12,361,486 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

INDEX

		Page No.
Part I – Financial Information:

Item 1 – Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2017 and December 31, 2016	3

	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2017 and 2016	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2017 and 2016	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2017 and 2016	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 –	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4 –	Controls and Procedures	23

Part II – Other Information:

Item 1 –	Legal Proceedings	24

Item 1A –	Risk Factors	24

Item 6 –	Exhibits	24

Signatures		25

Exhibits
	Exhibit 10.1
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 101

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$25,367	$38,579
Receivables, less allowance for doubtful accounts of $728 in 2017 and $2,228 in 2016	83,839	72,233
Inventories	102,234	83,579
Insurance receivable – asbestos	13,000	13,000
Other current assets	21,152	14,073

Total current assets	245,592	221,464
Property, plant and equipment – net	215,685	214,408
Insurance receivable – asbestos	90,891	102,945
Deferred income tax assets	1,087	4,824
Investments in joint ventures	2,175	2,019
Intangible assets – net	11,322	11,601
Other noncurrent assets	8,256	8,628

Total assets	$575,008	$565,889

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,881	$37,104
Accrued payrolls and employee benefits	21,899	20,166
Debt – current portion	19,416	26,825
Asbestos liability – current portion	18,000	18,000
Other current liabilities	38,689	42,197

Total current liabilities	145,885	144,292
Employee benefit obligations	90,448	91,947
Asbestos liability	136,663	153,181
Long-term debt	46,864	25,389
Deferred income tax liabilities	627	591
Other noncurrent liabilities	526	655

Total liabilities	421,013	416,055

Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,361 shares in 2017 and 12,271 in 2016	12,361	12,271
Additional paid-in capital	152,794	151,089
Retained earnings	35,451	45,443
Accumulated other comprehensive loss	(49,183)	(60,885)

Total Ampco-Pittsburgh shareholders’ equity	151,423	147,918
Noncontrolling interest	2,572	1,916

Total shareholders’ equity	153,995	149,834

Total liabilities and shareholders’ equity	$575,008	$565,889

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
Net sales	$103,886	$82,861	$317,952	$239,740

Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	87,295	67,267	263,975	195,824
Selling and administrative	14,243	15,045	44,444	43,740
Depreciation and amortization	5,451	5,490	17,019	14,945
Loss (gain) on disposal of assets	110	0	109	(9)

Total operating expenses	107,099	87,802	325,547	254,500

Loss from operations	(3,213)	(4,941)	(7,595)	(14,760)

Other income (expense):
Investment-related income	34	48	105	540
Interest expense	(778)	(684)	(2,683)	(1,502)
Other – net	250	(365)	(447)	327

	(494)	(1,001)	(3,025)	(635)

Loss before income taxes and equity gains in Chinese joint venture	(3,707)	(5,942)	(10,620)	(15,395)
Income tax benefit (provision)	1,804	(21,602)	1,771	(21,627)
Equity gains in Chinese joint venture	0	4	535	115

Net loss	(1,903)	(27,540)	(8,314)	(36,907)
Less: Net income (loss) attributable to noncontrolling interest	299	(158)	584	(149)

Net loss attributable to Ampco-Pittsburgh	$(2,202)	$(27,382)	$(8,898)	$(36,758)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.18)	$(2.23)	$(0.72)	$(3.10)

Diluted	$(0.18)	$(2.23)	$(0.72)	$(3.10)

Cash dividends declared per share	$0	$0.09	$0.09	$0.27

Weighted average number of common shares outstanding:
Basic	12,361	12,271	12,320	11,844

Diluted	12,361	12,271	12,320	11,844

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
Net loss	$(1,903)	$(27,540)	$(8,314)	$(36,907)

Other comprehensive income, net of tax where applicable:
Adjustments for changes in:
Foreign currency translation	3,526	(2,219)	10,704	(8,623)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(652)	5,145	(1,773)	7,095
Unrealized holding gains on marketable securities	136	167	423	384
Fair value of cash flow hedges	217	71	456	126
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	945	1,267	2,461	2,445
Realized gains from sale of marketable securities	(19)	(46)	(25)	(70)
Realized (gains) losses from settlement of cash flow hedges	(150)	103	(472)	268

Other comprehensive income	4,003	4,488	11,774	1,625

Comprehensive income (loss)	2,100	(23,052)	3,460	(35,282)
Less: Comprehensive income (loss) attributable to noncontrolling interest	440	(158)	656	(149)

Comprehensive income (loss) attributable to Ampco-Pittsburgh	$1,660	$(22,894)	$2,804	$(35,133)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended Sept 30,
	2017	2016
Net cash flows used in operating activities	$(15,946)	$(13,165)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,744)	(5,519)
Proceeds from sale of property, plant and equipment	0	11
Purchase of Åkers, net of cash acquired (Note 2)	0	(27,031)
Proceeds from sale of investment in joint venture (Note 2)	1,000	0
Purchases of long-term marketable securities	(83)	(619)
Proceeds from sale of long-term marketable securities	245	619

Net cash flows used in investing activities	(8,582)	(32,539)

Cash flows from financing activities:
Dividends paid	(2,236)	(4,102)
Repayment of debt	(730)	(508)
Debt issuance costs	0	(1,091)
Proceeds from Revolving Credit and Security Agreement (Note 8)	23,339	0
Payments on Revolving Credit and Security Agreement (Note 8)	(3,000)	0
Proceeds from ASW credit facility (Note 8)	8,795	0
Payments on ASW credit facility (Note 8)	(15,941)	0

Net cash flows provided by (used in) financing activities	10,227	(5,701)

Effect of exchange rate changes on cash and cash equivalents	1,089	(192)

Net decrease in cash and cash equivalents	(13,212)	(51,597)
Cash and cash equivalents at beginning of period	38,579	95,122

Cash and cash equivalents at end of period	$25,367	$43,525

Supplemental information:
Income tax payments	$988	$3,706

Interest payments	$956	$1,496

Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,947	$2,818

Non-cash financing activities:
Issuance of common stock to acquire net assets of Åkers (Note 2)	$0	$22,137

Issuance of debt to acquire net assets of Åkers (Note 2)	$0	$22,619

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2017, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The amended guidance will be effective for interim and annual periods beginning after December 15, 2018; however, early adoption is permitted. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not, however, affect the Corporation’s liquidity.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendment will be applied prospectively to an award modified on or after the adoption date. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net period benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. The amendment also allows only for the service cost component of net periodic benefit cost to be eligible for capitalization when applicable. The amended guidance does not change the amount of net periodic benefit cost to be recognized, only where it is to be recognized in the income statement. The amended guidance becomes effective for interim and annual periods beginning after December 15, 2017, and must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and other postretirement costs in the income statement and prospectively for capitalization of the service cost component of net periodic benefit cost in inventory. A practical expedient is available permitting employers to use the amounts disclosed in its pension and other postretirement benefit plan footnote (Note 7) as the estimate to apply retrospectively. The guidance will not affect the Corporation’s financial position or liquidity.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance will be effective for interim and annual periods beginning after December 15, 2017. The Corporation is currently evaluating the impact the guidance will have on the presentation of its cash flow statement. It will not, however, affect the Corporation’s financial position, operating results or liquidity.

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

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$93,335	$298,804
Loss before income taxes (includes noncontrolling interest)	$(7,803)	$(23,100)
Net loss attributable to Ampco-Pittsburgh	$(29,243)	$(43,555)
Net loss per common share (basic) attributable to Ampco-Pittsburgh	$(2.38)	$(3.56)

Investment in Union Electric Steel MG Roll Co., Ltd (“UES-MG”):

In November 2016, in connection with an equity restructuring of UES-MG, UES transferred 16% of its equity interest in UES-MG to a Chinese rollmaker for $2,400, payable in installments over the next three years. As of September 30, 2017, UES has received payments of $1,000.

3.	Inventories

At September 30, 2017, and December 31, 2016, approximately 40% and 45%, respectively, of the inventories were valued using the LIFO method with the remaining inventories valued using the FIFO method. Inventories were comprised of the following:

	September 30, 2017	December 31, 2016
Raw materials	$24,165	$23,964
Work-in-process	44,087	29,198
Finished goods	18,893	20,046
Supplies	15,089	10,371

Inventories	$102,234	$83,579

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2017	December 31, 2016
Land and land improvements	$12,199	$11,747
Buildings	68,154	66,017
Machinery and equipment	332,841	323,684
Construction-in-process	7,369	2,595
Other	9,074	7,495

	429,637	411,538
Accumulated depreciation and amortization	(213,952)	(197,130)

Property, plant and equipment – net	$215,685	$214,408

The majority of the assets of the Corporation, except real property, is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 8). Land and buildings of Union Electric Steel UK Limited (“UES-UK”), equal to approximately $2,810 (£2,098) at September 30, 2017, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of assets under capital lease and the related accumulated amortization as of September 30, 2017, approximated $4,064 and $1,027, respectively, and at December 31, 2016, approximated $3,610 and $691, respectively.

5.	Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2017	December 31, 2016
Customer relationships	$6,537	$6,244
Developed technology	4,427	4,248
Trade name	2,694	2,537

	13,658	13,029
Accumulated amortization	(2,336)	(1,428)

Intangible assets – net	$11,322	$11,601

Movement in foreign currency exchange rates used to translate intangible assets from local currency to the U.S. dollar changed the gross value of intangible assets between the periods. Amortization expense for the three months ended September 30, 2017, and 2016, was $309 and $267, respectively. Amortization for the nine months ended September 30, 2017, and 2016, was $908 and $866, respectively.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2017	December 31, 2016
Customer-related liabilities	$20,525	$21,564
Accrued interest payable	2,621	2,274
Accrued sales commissions	1,787	1,693
Other	13,756	16,666

Other current liabilities	$38,689	$42,197

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of the period	$12,117	$11,825	$11,521	$6,358
Åkers – opening balance sheet liability for warranty claims	0	0	0	6,032
Satisfaction of warranty claims	(1,169)	(1,324)	(2,889)	(3,029)
Provision for warranty claims	1,011	1,855	2,964	3,372
Other, primarily impact from changes in foreign currency exchange rates	328	40	691	(337)

Balance at end of the period	$12,287	$12,396	$12,287	$12,396

7.	Pension and Other Postretirement Benefits

Contributions were as follows:

	Nine Months Ended September 30,
	2017	2016
Foreign defined benefit pension plans	$1,323	$1,260
Other postretirement benefits (e.g., net payments)	852	1,092
U.K. defined contribution pension plan	223	182
U.S. defined contribution plan	1,788	1,792

As part of the Åkers acquisition, the Corporation assumed the obligations for two U.S. defined benefit pension plans, two foreign retirement benefit plans and two other postretirement benefit plans. None of the acquired benefit plans were fully funded as of the acquisition date. Effective June 2016, the Corporation froze participation in one of the U.S. defined benefit pension plans and replaced salary benefit accruals with employer non-elective contributions equaling 3% of compensation. The plan change resulted in a curtailment gain of $887 for the nine months ended September 30, 2016.

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Defined Benefit Pension Plans
Service cost	$417	$453	$1,238	$1,264
Interest cost	2,113	2,606	6,310	7,380
Expected return on plan assets	(3,122)	(3,508)	(9,377)	(9,928)
Amortization of prior service cost	12	10	39	33
Amortization of actuarial loss	1,145	831	3,083	2,493
Curtailment credit	0	0	0	(887)

Net benefit cost	$565	$392	$1,293	$355

Foreign Defined Benefit Pension Plans
Service cost	$81	$94	$263	$223
Interest cost	474	563	1,377	1,727
Expected return on plan assets	(568)	(607)	(1,662)	(1,897)
Amortization of actuarial loss	195	165	562	516

Net benefit cost	$182	$215	$540	$569

Other Postretirement Benefit Plans
Service cost	$16	$135	$369	$371
Interest cost	124	192	428	546
Amortization of prior service benefit	(401)	(357)	(1,205)	(872)
Amortization of actuarial (gain) loss	(6)	9	(18)	27

Net benefit (income) cost	$(267)	$(21)	$(426)	$72

8.	Borrowing Arrangements

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

Availability under the Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest at the Corporation’s option at either (1) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (2) the Base Rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of

September 30, 2017, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9) and had outstanding borrowings of $20,339 (including £1,000 of European borrowings for its U.K. subsidiary). Interest accrues on the outstanding balance at an average of 2.68%. As of September 30, 2017, the Corporation had remaining availability of approximately $50,000.

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

The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2017.

In March 2017, the Corporation repaid the debt assumed (term debt and credit facility) in connection with the acquisition of ASW, including interest, fees and early termination costs. Accordingly, outstanding borrowings of the Corporation as of September 30, 2017, and December 31, 2016, consisted of the following:

	September 30, 2017	December 31, 2016
Industrial Revenue Bonds (“IRB”)	$13,311	$13,311
Promissory notes (and interest)	25,003	23,844
Revolving Credit and Security Agreement	20,339	0
Minority shareholder loans	5,645	4,990
Credit facility (ASW)	0	7,146
Term loan (ASW)	0	762
Capital leases	1,982	2,161

	66,280	52,214
Current portion	(19,416)	(26,825)

Long-term debt	$46,864	$25,389

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2017, approximated $27,828, the majority of which serves as collateral for the IRB debt and foreign exchange contracts. In addition, in connection with the acquisition of Åkers, the Corporation issued two surety bonds to PRI Pensionsgaranti, guaranteeing certain obligations of Åkers Sweden AB and Åkers AB under a credit insurance arrangement relating to pension commitments. The total amount covered by the surety bonds is approximately $4,000 (SEK 33,900).

See Note 10 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2017, the Corporation covered approximately $21,108 of anticipated foreign-denominated sales with fair value contracts settling at various dates through October 2018. The fair value of assets held as collateral for the fair value contracts as of September 30, 2017, approximated $5,670, including a $5,000 standby letter of credit.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2017, approximately 57%, or $2,720, of anticipated copper purchases over the next 11 months and 56%, or $513, of anticipated aluminum purchases over the next six months were hedged.

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

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $87 and $(385) for the three months ended September 30, 2017, and 2016, respectively, and $(616) and $263 for the nine months ended September 30, 2017, and 2016, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2017	December 31, 2016
Fair value hedge contracts	Other current assets	$1,078	$214
	Other noncurrent assets	38	2
	Other current liabilities	70	940
	Other noncurrent liabilities	0	35
Fair value hedged items	Receivables	(332)	121
	Other current assets	100	808
	Other noncurrent assets	0	45
	Other current liabilities	812	233
	Other noncurrent liabilities	92	5

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2017, and 2016, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as and reclassified from comprehensive income (loss) for 2017 have no tax effect due to the Corporation recording a valuation allowance against its deferred income tax assets in the related jurisdictions.

	Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Comprehensive Income (Loss) End of the Period
Three Months Ended September 30, 2017
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	203	0	11	192
Futures contracts – copper and aluminum	265	217	139	343

	$468	$217	$150	$535

Three Months Ended September 30, 2016
Foreign currency sales contracts	$0	$3	$3	$0
Foreign currency purchase contracts	233	0	12	221
Futures contracts – copper and aluminum	32	68	(118)	218

	$265	$71	$(103)	$439

Nine Months Ended September 30, 2017
Foreign currency sales contracts	$0	$0	$0	$0
Foreign currency purchase contracts	216	0	24	192
Futures contracts – copper and aluminum	335	456	448	343

	$551	$456	$472	$535

Nine Months Ended September 30, 2016
Foreign currency sales contracts	$4	$6	$10	$0
Foreign currency purchase contracts	241	0	20	221
Futures contracts – copper and aluminum	(200)	120	(298)	218

	$45	$126	$(268)	$439

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations	Next 12 Months	2017	2016	2017	2016
Foreign currency sales contracts – cash flow hedges	Sales	$0	$0	$0	$0	$10
Foreign currency purchase contracts	Depreciation and amortization	27	11	6	24	20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	343	139	(7)	448	(298)

11.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2017, and 2016, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2017	$(22,973)	$(38,636)	$59	$551	$(60,999)
Net Change	10,704	688	398	(16)	11,774

Balance at September 30, 2017	$(12,269)	$(37,948)	$457	$535	$(49,225)

Balance at January 1, 2016	$(8,393)	$(49,943)	$692	$45	$(57,599)
Net Change	(8,623)	9,540	314	394	1,625

Balance at September 30, 2016	$(17,016)	$(40,403)	$1,006	$439	$(55,974)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of unrecognized employee benefit costs:
Costs of products sold (excluding depreciation and amortization)	$1,202	$28	$1,607	$1,689
Selling and administrative	(304)	179	703	109
Other income (expense)	47	451	151	647

Total before income tax	945	658	2,461	2,445
Income tax benefit (provision)	0	609	0	0

Net of tax	$945	$1,267	$2,461	$2,445

Realized gains from sale of marketable securities:
Selling and administrative	$(19)	$(33)	$(25)	$(70)
Income tax (benefit) provision	0	(13)	0	0

Net of tax	$(19)	$(46)	$(25)	$(70)

Realized (gains) losses from settlement of cash flow hedges:
Net sales (foreign currency sales contracts)	$0	$0	$0	$(10)
Depreciation and amortization (foreign currency purchase contracts)	(11)	(6)	(24)	(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(139)	7	(448)	298

Total before income tax	(150)	1	(472)	268
Income tax benefit (provision)	0	102	0	0

Net of tax	$(150)	$103	$(472)	$268

The income tax (benefit) expense associated with the various components of other comprehensive income for the three and nine months ended September 30, 2017, and 2016, is summarized below. During the nine months ended September 30, 2016, the Corporation established valuation allowances against certain of the Corporation’s deferred income tax assets. Accordingly, for 2017, and the nine months ended September 30, 2016, no income tax (benefit) expense has been recognized. The income tax (benefit) expense recognized for the three months ended September 30, 2016, represents a reversal of income tax (benefit) expense recognized through June 30, 2016, prior to establishing the valuation allowances. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax (benefit) expense associated with changes in:
Unrecognized employee benefit costs	$0	$(87)	$0	$0
Unrealized holding gains on marketable securities	0	117	0	0
Fair value of cash flow hedges	0	35	0	0
Tax (benefit) expense associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	0	609	0	0
Realized gains from sale of marketable securities	0	(13)	0	0
Realized gains/losses from settlement of cash flow hedges	0	102	0	0

12.	Stock-Based Compensation

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

The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200 per non-employee member. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. In May 2017, 50,000 shares of the Corporation’s common stock were granted to the non-employee directors.

Stock-based compensation expense for the three months ended September 30, 2017, and 2016, equaled $644 and $444, respectively. Stock-based compensation expense for the nine months ended September 30, 2017, and 2016, equaled $1,980 and $1,647, respectively. There was no income tax benefit for any of the periods, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

13.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2017
Investments
Other noncurrent assets	$4,086	$0	$0	$4,086
Foreign currency exchange contracts
Other current assets	0	1,178	0	1,178
Other noncurrent assets	0	38	0	38
Other current liabilities	0	882	0	882
Other noncurrent liabilities	0	92	0	92
As of December 31, 2016
Investments
Other noncurrent assets	$3,863	$0	$0	$3,863
Foreign currency exchange contracts
Other current assets	0	1,022	0	1,022
Other noncurrent assets	0	47	0	47
Other current liabilities	0	1,173	0	1,173
Other noncurrent liabilities	0	40	0	40

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

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Other expense, including corporate costs, for the nine months ended September 30, 2017, includes higher interest expense of $1,181, and foreign exchange losses of $616 in the current year compared to foreign exchange gains of $263 recorded in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales:
Forged and Cast Engineered Products	$81,679	$62,929	$251,739	$176,077
Air and Liquid Processing	22,207	19,932	66,213	63,663

Total Reportable Segments	$103,886	$82,861	$317,952	$239,740

(Loss) income before income taxes:
Forged and Cast Engineered Products	$(1,474)	$(3,363)	$(2,405)	$(9,385)
Air and Liquid Processing	2,441	1,985	7,874	7,273

Total Reportable Segments	967	(1,378)	5,469	(2,112)
Other expense, including corporate costs – net	(4,674)	(4,564)	(16,089)	(13,283)

Total	$(3,707)	$(5,942)	$(10,620)	$(15,395)

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. Defendants also filed a motion to stay arbitration pending the resolution of the appeal, and that motion was granted on September 5, 2017. The Third Circuit Court of Appeals will next consider whether the District Court erred in compelling arbitration. While no assurance can be given as to the ultimate outcome of this matter, the Corporation believes that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products of predecessors of Air & Liquid Systems Corporation (“Asbestos Liability”). Those subsidiaries, and in some cases the Corporation, are defendants (among a number of defendants) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the nine months ended September 30, 2017, and 2016 (claims not in thousands):

	Nine Months Ended September 30,
	2017	2016
Total claims pending at the beginning of the period	6,618	6,212
New claims served	1,037	1,105
Claims dismissed	(627)	(649)
Claims settled	(283)	(203)

Total claims pending at the end of the period (1)	6,745	6,465

Gross settlement and defense costs (in 000’s)	$16,518	$13,762

Avg. gross settlement and defense costs per claim resolved (in 000’s)	$18.15	$16.15

(1)	Included as “open claims” are approximately 480 and 415 claims as of September 30, 2017, and 2016, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

The Settlement Agreements include acknowledgements that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”). The Settlement Agreements do not provide for any prioritization of access to the applicable policies or any sublimits of liability as to Howden or the Corporation and Air & Liquid, and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of a Product. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for Asbestos Liability.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2016, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2026 was $171,181, of which approximately 70% was attributable to settlement costs for unasserted claims projected to be filed through 2026 and future defense costs. The reserve at September 30, 2017, was $154,663. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2026. Accordingly, no reserve has been recorded for any costs that may be incurred after 2026.

The Corporation’s receivable at December 31, 2016, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2016, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $115,945 ($103,891 at September 30, 2017).

The following table summarizes activity relating to insurance recoveries:

	Nine Months Ended September 30,
	2017	2016
Insurance receivable – asbestos, beginning of the year	$115,945	$125,423
Settlement and defense costs paid by insurance carriers	(12,054)	(10,478)

Insurance receivable – asbestos, end of the period	$103,891	$114,945

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for all environmental compliance measures of approximately $952 at September 30, 2017, is considered adequate based on information known to date.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Executive Overview

Ampco-Pittsburgh Corporation and its subsidiaries (the “Corporation”) manufacture and sell highly engineered, high performance specialty metal products and customized equipment utilized by industry throughout the world. We operate in two business segments –the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment.

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

The Forged and Cast Engineered Products segment has been operating at levels below capacity and, in April 2017, we temporarily idled a portion of one of our cast roll plants. While it is anticipated that market conditions in the United States, Europe and other world regions will remain difficult, protectionist acts (tariffs) appear to be benefitting our two largest markets – North America and Europe. Improvement in demand, which began in the latter part of 2016, has continued and backlog has improved by roughly 45% from year end. Many of our customers also have announced better financial results which should lead to ongoing improvement in demand and pricing for us in the future. Additionally, the oil and gas market activity has remained strong, resulting in improved order intake for our other forged engineered products.

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

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry remains steady. For the heat exchanger business, the fossil-fueled power generation market has stabilized and there are preliminary signs of growth in the other markets served, including OEM and nuclear. Additionally, demand for custom air handling systems continues to improve although competitive pricing pressures remain. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and continue to improve the sales distribution network.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Net sales were $103,886 and $82,861 and $317,952 and $239,740 for the three and nine months ended September 30, 2017, and 2016, respectively. Backlog approximated $331,639 at September 30, 2017, versus $233,590 as of December 31, 2016, and $260,445 at September 30, 2016. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales for the three months ended September 30, 2017, and 2016, approximated 84.0% and 81.2%, respectively, and for the nine months ended approximated 83.0% and 81.7%, respectively. The increase is principally due to the inclusion of ASW which, as an intermediate product manufacturer, has a higher relative cost of production than our higher value-added roll and other forged engineered products. While the Forged and Cast Engineered Products segment experienced higher operating and raw material costs and lower absorption from a temporary foundry idling for the current year periods, adverse effects of purchase accounting associated with the acquisition of Åkers impacted the prior year period.

Selling and administrative expense was comparable between each of the periods. The full year effect of Åkers and the inclusion of ASW in the current year periods were offset by charges incurred in the prior year periods for restructurings associated with reductions in force (approximately $1,300 for the three and nine months ended September 30, 2016) and transaction and other costs resulting from the Åkers and ASW acquisitions (approximately $100 and $2,100 for the three and nine month ended September 30, 2016, respectively). The expected benefit from the prior year restructurings was offset by higher research and development expenses, commissions as a result of the higher sales, and corporate-related expenses particularly for employee-related costs and professional fees.

Depreciation and amortization expense increased for the nine months ended September 30, 2017, versus September 30, 2016, due to the inclusion of ASW and Åkers.

Loss from operations approximated $(3,213) and $(4,941) for the three months ended September 30, 2017, and 2016, and $(7,595) and $(14,760) for the nine months ended September 30, 2017, and 2016, respectively. A discussion of operating results for the Corporation’s two segments is included below.

Forged and Cast Engineered Products. Sales for the Forged and Cast Engineered Products segment for the three and nine months ended September 30, 2017, increased $18,750 and $75,662, respectively, compared to the same periods of the prior year. Sales from the November 2016 acquisition of ASW accounted for almost half of the increase. The segment also experienced significant improvement in sales of its other forged engineered products due to the uptick in the oil and gas industry, followed by higher sales of forged mill rolls, particularly to domestic and European customers. Sales for cast mill rolls for the quarter fell short of the comparative prior year quarter, mostly due to the idling of a cast facility, but are outpacing 2016 on a year-to-date basis.

While the segment continued to record an operating loss for both the three and nine months ended September 30, 2017, operating results improved from the comparable prior year periods which included unfavorable effects of purchase accounting associated with the acquisition of the Åkers Group. While benefiting from a higher volume of sales and recovery of a portion of an accounts receivable associated with a customer bankruptcy ($1,300), year-to-date operating results are being impacted by lower absorption due to the temporary idling of a cast roll foundry and higher operating and raw material costs.

Backlog approximated $284,285 at September 30, 2017, against $196,512 as of December 31, 2016. While all product lines benefited from an improvement in order intake, the majority of the increase is for our other forged engineered products followed by cast mill rolls. Approximately $178,881 of the current backlog is expected to ship after 2017.

Air and Liquid Processing. Net sales and operating income for the segment for the three and nine months ended September 30, 2017, improved against the same periods of the prior year due to a higher volume of shipments. Specifically, sales of custom air handlers increased for the quarter primarily as a result of timing and, for the first nine months of 2017, as a result of improved order intake. Although current quarter sales of centrifugal pumps fell short of the prior year quarter, year-to-date sales exceeded sales for the same period of the prior year on a higher level of shipments to U.S. Navy shipbuilders. A stronger quarter of shipments to the OEM and nuclear markets enabled year-to-date sales of heat exchange coils to slightly surpass sales for the nine months ended September 30, 2016. Backlog approximated $47,354 at September 30, 2017, against $37,078 as of December 31, 2016, with each of the product lines benefiting from higher order intake. Approximately $24,253 of the current backlog is expected to ship after 2017.

Investment-related income for the nine months ended September 30, 2016, included a dividend of approximately $400 from the Corporation’s U.K./Chinese cast roll joint venture company. No dividends were received in 2017.

Interest expense for the current year periods exceeded the same periods of the prior year. With the Corporation closing on its Revolving Credit and Security Agreement (“Agreement”) in May 2016, interest expense for the three and nine months ended September 30, 2017, includes a full year effect of interest-related costs associated with the Agreement. Additionally, interest expense for the nine months ended September 30, 2017, includes (1) interest, fees and early termination costs of $367 associated with extinguishing ASW’s outstanding credit facility and term loan in the first quarter of 2017 and (2) the full year effect of interest on the promissory notes issued in connection with the purchase of Åkers and the loan payable to the noncontrolling shareholder of the Åkers Chinese joint venture.

Other income (expense) fluctuated primarily as a result of changes in foreign exchange gains and losses.

Income tax benefit (provision) for the current year periods includes a benefit for the release of valuation allowances during the quarter for additional net operating losses able to be carried back to earlier years. By comparison, the income tax benefit (provision) for the three and nine months ended September 30, 2016, includes valuation allowances of $26,903 and $28,322, against the majority of the Corporation’s deferred income tax assets. An income tax provision has been recognized in each of the periods for subsidiaries not in or not likely to be in a three-year cumulative loss position. Additionally, the income tax provision for the nine months ended September 30, 2017, has been offset by approximately $541 of state income tax refunds.

Net loss and loss per common share for the three and nine months ended September 30, 2017, equaled $(2,202) or $(0.18) per common share and $(8,898) or $(0.72) per common share, respectively. Net loss and loss per share for the three and nine months ended September 30, 2016, equaled $(27,382) or $(2.23) per common share and $(36,758) or $(3.10) per common share, respectively. The previously mentioned valuation allowances established against certain of the deferred income tax assets of $26,903 and $28,322 increased the net loss per common share by $2.19 and $2.39, respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities increased slightly for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016. The increase is attributable to additional investment in trade working capital as a result of a higher amount of accounts receivables due to improved sales, and additional inventories due to an anticipated increase in production levels for the Forged and Cast Engineered Products segment. The impact of the additional investment in trade working capital in 2017 is offset by the cash needs of Åkers immediately after acquisition.

Net cash flows used in investing activities decreased for the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016. Investing activities for 2016 include the net cash portion for the acquisition of Åkers. Capital expenditures for the nine months ended September 30, 2017, were greater than the nine months ended September 30, 2016, and related primarily to higher spend for the Forged and Cast Engineered Products segment. As of September 30, 2017, commitments for future capital expenditures approximated $5,000 which is expected to be spent over the next 12-18 months.

Net cash flows provided by financing activities improved in 2017, when compared to 2016. During the current year, the Corporation borrowed $20,339, net, under its Agreement which exceeded the cash requirements to pay off the net borrowings (term debt and credit facility) assumed as part of the ASW acquisition. Through the nine months ended September 30, 2016, approximately $1,091 of debt issuance costs associated with the Agreement were incurred. In June 2017, the Corporation announced that it would suspend quarterly cash dividends, beginning with the second quarter of 2017. Accordingly, dividends paid for the nine months ended September 30, 2017, equaled $0.18 per common share versus $0.36 per common share for the nine months ended September 30, 2016.

As a result of the above, cash and cash equivalents decreased $13,212 in 2017 and ended the period at $25,367 (of which approximately $12,838 is held by foreign operations) in comparison to $38,579 at December 31, 2016 (of which approximately $12,539 was held by foreign operations). The Corporation has made a provision for the estimated amount of income taxes to be paid for foreign funds deemed to be repatriated to the U.S. The remaining funds are deemed to be permanently reinvested and no additional provision for income tax has been made. Repatriation of any remaining funds may result in the Corporation accruing and paying additional income tax.

Funds on hand, funds generated from future operations and availability under our Agreement (approximately $50,000 at September 30, 2017) are expected to be sufficient to finance our operational and capital expenditure requirements. While the Agreement limits the amount of distributions from the Corporation’s subsidiaries, we have not historically relied on or been dependent on such distributions and are not expected to be in the future.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017.

(c)	Changes in Internal Control. Except as described below, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On March 3, 2016, and November 1, 2016, the Corporation acquired Åkers and ASW, respectively, and is in the process of integrating both businesses into its overall internal control over financial reporting process.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 15 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Items 2-5	None

Item 6	Exhibits

(10.1)	Restated Articles of Incorporation, effective as of August 11, 2017, attached hereto.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 9, 2017	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: November 9, 2017	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Vice President, Chief Financial Officer and Treasurer