Form 10-Q
period 2018-03-31
AMPCO PITTSBURGH CORP
filed 2018-05-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On May 3, 2018, 12,362,198 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,954	$20,700
Receivables, less allowance for doubtful accounts of $979 in 2018 and $962 in 2017	90,949	86,623
Inventories	118,180	107,561
Insurance receivable – asbestos	13,000	13,000
Other current assets	13,154	12,363
Total current assets	258,237	240,247
Property, plant and equipment, net	212,959	214,980
Insurance receivable – asbestos	82,388	87,342
Deferred income tax assets	3,186	1,590
Investments in joint ventures	2,175	2,175
Intangible assets, net	10,742	11,021
Other noncurrent assets	8,041	8,244
Total assets	$577,728	$565,599
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,642	$47,479
Accrued payrolls and employee benefits	19,810	22,768
Debt – current portion	45,225	19,335
Asbestos liability – current portion	18,000	18,000
Other current liabilities	34,576	37,089
Total current liabilities	170,253	144,671
Employee benefit obligations	77,430	79,750
Asbestos liability	124,869	131,750
Long-term debt	37,447	46,818
Deferred income tax liabilities	228	433
Other noncurrent liabilities	2,215	416
Total liabilities	412,442	403,838
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,362 shares in 2018 and 12,361 shares in 2017	12,362	12,361
Additional paid-in capital	153,435	152,992
Retained earnings	39,921	38,348
Accumulated other comprehensive loss	(43,851)	(44,760)
Total Ampco-Pittsburgh shareholders’ equity	161,867	158,941
Noncontrolling interest	3,419	2,820
Total shareholders’ equity	165,286	161,761
Total liabilities and shareholders’ equity	$577,728	$565,599

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$115,077	$103,516
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	94,757	84,781
Selling and administrative	15,473	15,377
Depreciation and amortization	5,905	5,922
Loss on disposition of assets	45	0
Total operating expenses	116,180	106,080
Loss from operations	(1,103)	(2,564)
Other income (expense):
Investment-related income	24	49
Interest expense	(873)	(1,177)
Other – net	2,900	(885)
	2,051	(2,013)
Income (loss) before income taxes and equity income in joint venture	948	(4,577)
Income tax benefit (provision)	441	(135)
Equity income in joint venture	0	50
Net income (loss)	1,389	(4,662)
Less: Net income attributable to noncontrolling interest	448	121
Net income (loss) attributable to Ampco-Pittsburgh shareholders	$941	$(4,783)

Net income (loss) per common share attributable to Ampco-Pittsburgh:
Basic	$0.08	$(0.39)
Diluted	$0.08	$(0.39)

Cash dividends declared per share	$0.00	$0.09

Weighted average number of common shares outstanding:
Basic	12,362	12,271
Diluted	12,379	12,271

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$1,389	$(4,662)
Other comprehensive income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	2,498	2,252
Unrecognized employee benefit costs (including effects of foreign currency translation)	(413)	(255)
Unrealized holding gains on marketable securities	0	185
Fair value of cash flow hedges	(315)	224
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	130	733
Realized gains from sale of marketable securities	0	(6)
Realized gains from settlement of cash flow hedges	(209)	(155)
Other comprehensive income	1,691	2,978
Comprehensive income (loss)	3,080	(1,684)
Less: Comprehensive income attributable to noncontrolling interest	599	124
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$2,481	$(1,808)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net cash flows used in operating activities	$(10,852)	$(5,489)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,949)	(3,126)
Purchases of long-term marketable securities	(89)	(20)
Proceeds from sale of long-term marketable securities	128	85
Net cash flows used in investing activities	(2,910)	(3,061)

Cash flows from financing activities:
Dividends paid	0	(1,104)
Repayment of debt	(178)	(932)
Proceeds from Revolving Credit and Security Agreement (Note 7)	16,052	0
Proceeds from credit facility	0	8,795
Payments on credit facility	0	(15,941)
Net cash flows provided by (used in) financing activities	15,874	(9,182)

Effect of exchange rate changes on cash and cash equivalents	142	174
Net increase (decrease) in cash and cash equivalents	2,254	(17,558)
Cash and cash equivalents at beginning of period	20,700	38,579
Cash and cash equivalents at end of period	$22,954	$21,021

Supplemental information:
Income tax payments	$82	$202
Interest payments	$240	$721
Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$737	$344

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except claim amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2018, and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018, and 2017, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendment will be applied prospectively to an award modified on or after January 1, 2018, of which there have been none. The amended guidance became effective for the Corporation on January 1, 2018, and did not affect its financial position, operating results or liquidity.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. The amendment also allows only for the service cost component of net periodic benefit cost to be eligible for capitalization when applicable. The amended guidance does not change the amount of net periodic benefit cost to be recognized, only where it is to be recognized in the income statement. The amended guidance became effective for the Corporation on January 1, 2018, and was applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and other postretirement costs in the income statement. As permitted by the guidance, the Corporation used the amounts disclosed in its pension and other postretirement benefits footnote (Note 6) as the estimate to apply retrospectively. The impact of the retrospective guidance was an increase to loss from operations and a decrease to other – net within other income (expense) of $197 for the three months ended March 31, 2017. The guidance did not affect the Corporation’s financial position or liquidity.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance became effective for the Corporation on January 1, 2018, and did not have a significant impact on the presentation of its cash flow statement, and it did not affect the Corporation’s financial position, operating results or liquidity.

In May 2016, April 2016, March 2016 and May 2014, the FASB issued ASUs 2016-12, 2016-10, 2016-08 and 2014-09, respectively, Revenue from Contracts with Customers (Topic 606), which outline a single comprehensive model for companies to use in accounting for revenue from contracts with customers and supersede most previous revenue recognition guidance. The guidance establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. The core principle of Topic 606 is for a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This core principle is supported by a five-step model. It also requires comprehensive disclosures regarding revenue recognition. The guidance became effective January 1, 2018, and could have been implemented on either a full or modified retrospective basis (cumulative-effect adjustment to January 1, 2018 retained earnings). The Corporation adopted the guidance using the modified retrospective approach and by applying it to those contracts that were not completed as of January 1, 2018. There was, however, no cumulative-effect adjustment to the Corporation’s January 1, 2018 retained earnings since the new guidance did not change the Corporation’s timing of revenue recognition, which continues to be at a point in time. See Note 14 for the additional disclosures. In connection with the adoption of ASC 606, the Corporation elected to use the following practical expedients:

•

to not adjust the promised amount of consideration for the effects of a significant financing component when the Corporation expects, at contract inception, that the period between the Corporation's transfer of a promised product to a customer and the customer’s payment for that good will be one year or less;

•	to exclude from the transaction price any amounts collected from customers for sales and similar taxes;

•	to treat incremental costs of obtaining a contract as expense, when incurred, if the amortization period would have been one year or less;
•	to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations;
•

to apply the new revenue standard to a portfolio of contracts (or performance obligations) with similar characteristics if the Corporation reasonably expects that the effects on the financial statements of applying the guidance to the portfolio would not differ materially from applying the guidance to the individual contracts (or performance obligations) within that portfolio; and

•	to not assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities, which simplifies the accounting and disclosures related to equity investments. ASU 2016-01 requires entities to carry certain investments in equity securities at fair value with changes in fair value recorded through net income (loss) versus other comprehensive income (loss). ASU 2016-01 does not apply to investments that qualify for the equity method of accounting or result in consolidation of the investee. The guidance became effective for the Corporation on January 1, 2018, and as required, was adopted by means of a cumulative-effect adjustment to retained earnings as of the beginning of 2018, as follows:

	Retained Earnings	Accumulated Other Comprehensive Loss
As of January 1, 2018, as originally presented	$38,348	$(44,760)
Cumulative effect of ASU 2016-01	632	(632)
As of January 1, 2018, as adjusted	$38,980	$(45,392)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with a term of more than one year. Accounting by lessors will remain similar to existing generally accepted accounting principles. The guidance becomes effective for the Corporation on January 1, 2019. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

2.	Inventories

At March 31, 2018, and December 31, 2017, approximately 42% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2018	December 31, 2017
Raw materials	$24,106	$24,249
Work-in-process	46,987	42,840
Finished goods	28,542	24,083
Supplies	18,545	16,389
Inventories	$118,180	$107,561

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2018	December 31, 2017
Land and land improvements	$12,140	$12,172
Buildings	68,845	68,572
Machinery and equipment	343,236	340,396
Construction-in-process	5,908	5,019
Other	7,204	7,193
	437,333	433,352
Accumulated depreciation and amortization	(224,374)	(218,372)
Property, plant and equipment, net	$212,959	$214,980

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited (“UES-UK”), is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 7). Land and buildings of UES-UK, equal to approximately $2,939 (£2,098) at March 31, 2018, are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 6). The gross value of assets under capital lease and the related accumulated amortization as of March 31, 2018, approximated $3,907 and $956, respectively, and at December 31, 2017, approximated $4,082 and $1,101, respectively.

4.	Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2018	December 31, 2017
Customer relationships	$6,560	$6,543
Developed technology	4,438	4,429
Trade name	2,705	2,696
	13,703	13,668
Accumulated amortization	(2,961)	(2,647)
Intangible assets, net	$10,742	$11,021

Movement in foreign currency exchange rates used to translate intangible assets from local currency to the U.S. dollar changed the gross value of intangible assets between the periods. Amortization expense for the three months ended March 31, 2018, and 2017, was $314 and $298, respectively.

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2018	December 31, 2017
Customer-related liabilities	$17,830	$18,512
Accrued interest payable	2,863	2,697
Accrued sales commissions	2,348	2,301
Other	11,535	13,579
Other current liabilities	$34,576	$37,089

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties and customer deposits. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of the period	$11,702	$11,521
Satisfaction of warranty claims	(597)	(870)
Provision for warranty claims	1,013	1,019
Reversal of unneeded provision for warranty claims	(1,240)	0
Other, primarily impact from changes in foreign currency exchange rates	27	78
Balance at end of the period	$10,905	$11,748

The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year. Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of the period	$4,573	$6,786
Satisfaction of performance obligations	(2,512)	(2,088)
Receipt of additional deposits	2,637	3,240
Other, primarily changes in foreign currency exchange rates	4	4
Balance at end of the period	$4,702	$7,942

6.	Pension and Other Postretirement Benefits

On March 23, 2018, in connection with the ratification of the collective bargaining agreement for employees of the Union Electric Steel Harmon Creek Steelworkers Location, employee participation in the qualified domestic defined benefit pension plan will be frozen effective June 1, 2018. Benefit accruals will be replaced with employer non-elective contributions to a defined contribution plan equaling 3% of compensation. The plan freeze will result in remeasurement of the liability, using discount rates and other assumptions as of June 1, 2018; accordingly, the impact of the freeze on the pension liability is currently not known.

Contributions were as follows:

	Three Months Ended March 31,
	2018	2017
Foreign defined benefit pension plans	$540	$424
Other postretirement benefits (e.g., net payments)	307	275
U.K. defined contribution pension plan	91	65
U.S. defined contribution plan	705	650

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2018	2017
Service cost	$335	$411
Interest cost	2,040	2,098
Expected return on plan assets	(3,284)	(3,127)
Amortization of prior service cost	13	13
Amortization of actuarial loss	475	936
Net benefit (income) cost	$(421)	$331

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2018	2017
Service cost	$111	$90
Interest cost	364	445
Expected return on plan assets	(672)	(538)
Amortization of prior service credit	(88)	0
Amortization of actuarial loss	194	181
Net benefit (income) cost	$(91)	$178

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2018	2017
Service cost	$102	$172
Interest cost	125	172
Amortization of prior service credit	(402)	(405)
Amortization of actuarial (gain) loss	(62)	8
Net benefit income	$(237)	$(53)

7.	Borrowing Arrangements

The Corporation has a five-year Revolving Credit and Security Agreement (the “Credit Agreement”) with a syndicate of banks that expires in May 2021. The Credit Agreement provides for initial borrowings not to exceed $100,000 with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Credit Agreement includes sublimits for letters of credit not to exceed $40,000, European borrowings not to exceed $15,000, and Canadian borrowings not to exceed $15,000.

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest at the Corporation’s option at either (i) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of March 31, 2018, the Corporation had outstanding borrowings under the Credit Agreement of $36,401 (including £1,000 of European borrowings for its U.K. subsidiary). The average interest rate for the three months ended March 31, 2018, was approximately 2.62%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 8). As of March 31, 2018, remaining availability under the Credit Agreement approximated $40,000.

The debt outstanding under the Credit Agreement is collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2018.

Outstanding borrowings of the Corporation as of March 31, 2018, and December 31, 2017, consisted of the following:

	March 31, 2018	December 31, 2017
Industrial Revenue Bonds ("IRB")	$13,311	$13,311
Promissory notes (and interest)	25,795	25,395
Revolving Credit and Security Agreement	36,401	20,349
Minority shareholder loan	5,517	5,325
Capital leases	1,648	1,773
Outstanding borrowings	82,672	66,153
Debt - current portion	(45,225)	(19,335)
Long-term debt	$37,447	$46,818

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2018, approximated $22,636, the majority of which serves as collateral for the IRB debt. In addition, the Corporation issued two surety bonds approximating $4,000 (SEK 33,900) to guarantee certain obligations under a credit insurance arrangement for certain of its foreign pension commitments.

See Note 9 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

9.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2018, approximately $22,782 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through April 2019.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2018, approximately 46% or $2,464 of anticipated copper purchases over the next 11 months and 56% or $535 of anticipated aluminum purchases over the next six months are hedged.

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

As of March 31, 2018, the Corporation has purchase commitments covering 58% or $864 of anticipated natural gas usage for 2018 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $422 for the three months ended March 31, 2018. There were no purchases of natural gas under previously existing commitments for the three months ended March 31, 2017.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) approximated $821 and $1,064 for the three months ended March 31, 2018, and 2017, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2018	December 31, 2017
Fair value hedge contracts	Other current assets	$1,412	$961
	Other noncurrent assets	22	0
	Other current liabilities	59	89
	Other noncurrent liabilities	1	1
Fair value hedged items	Receivables	(470)	(269)
	Other current assets	135	169
	Other noncurrent assets	7	16
	Other current liabilities	1,152	907
	Other noncurrent liabilities	14	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2018, and 2017, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation recording a valuation allowance against its deferred income tax assets in the related jurisdictions.

Three Months Ended March 31, 2018	Accumulated Other Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain Reclassified from Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss) End of the Period
Foreign currency purchase contracts	$239	$0	$7	$232
Futures contracts – copper and aluminum	500	(315)	202	(17)
	$739	$(315)	$209	$215
Three Months Ended March 31, 2017
Foreign currency purchase contracts	$216	$0	$7	$209
Futures contracts – copper and aluminum	335	224	148	411
	$551	$224	$155	$620

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2018	2017
Foreign currency purchase contracts	Depreciation and amortization	$27	$7	$7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(17)	202	148

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2018, and 2017, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2018, as originally presented	$(11,932)	$(34,196)	$632	$739	$(44,757)
Cumulative effect of ASU 2016-01	0	0	(632)	0	(632)
Balance at January 1, 2018, adjusted	(11,932)	(34,196)	0	739	(45,389)
Net Change	2,498	(283)	0	(524)	1,691
Balance at March 31, 2018	$(9,434)	$(34,479)	$0	$215	$(43,698)

Balance at January 1, 2017	$(22,973)	$(38,636)	$59	$551	$(60,999)
Net Change	2,252	478	179	69	2,978
Balance at March 31, 2017	$(20,721)	$(38,158)	$238	$620	$(58,021)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss). There was no income tax benefit or expense associated with the various components of other comprehensive income for either of the periods, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. On January 1, 2018, ASU 2016-01 became effective, which requires entities to record changes in fair value for certain investments in equity securities through net income (loss) versus other comprehensive income (loss). Accordingly, no amounts for changes in the fair value of the Corporation’s marketable securities were reclassified from accumulated other comprehensive loss to net income for the three months ended March 31, 2018. For the three months ended March 31, 2017, the Corporation reclassified an insignificant amount of realized gains from the sale of marketable securities to the condensed consolidated statement of operations.

	Three Months Ended March 31,
	2018	2017
Amortization of unrecognized employee benefit costs:
Other income (expense)	$130	$733
Income tax provision	0	0
Net of tax	$130	$733
Realized gains from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(202)	(148)
Total before income tax	(209)	(155)
Income tax provision	0	0
Net of tax	$(209)	$(155)

11.	Stock-Based Compensation

The Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,100,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of shares, or if shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense for the three months ended March 31, 2018, and 2017, equaled $666 and $664, respectively. There was no income tax benefit for either of the periods, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2018, and December 31, 2017, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2018
Investments
Other noncurrent assets	$4,174	$0	$0	$4,174
Foreign currency exchange contracts
Other current assets	0	1,547	0	1,547
Other noncurrent assets	0	29	0	29
Other current liabilities	0	1,211	0	1,211
Other noncurrent liabilities	0	15	0	15
As of December 31, 2017
Investments
Other noncurrent assets	$4,204	$0	$0	$4,204
Foreign currency exchange contracts
Other current assets	0	1,130	0	1,130
Other noncurrent assets	0	16	0	16
Other current liabilities	0	996	0	996
Other noncurrent liabilities	0	1	0	1

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

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Reform”), which became effective as of January 1, 2018. The Tax Reform lowered the U.S. corporate statutory income tax rate from 35% to 21%, implemented a modified territorial tax system and imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries, which the Corporation recorded in the fourth quarter of 2017. Initially, no cash outlay due to the Tax Reform was expected; however, the Internal Revenue Service issued additional guidance regarding the one-time tax on deemed repatriated earnings of foreign subsidiaries. The additional guidance allows the taxpayer to elect to exclude the deemed repatriated earnings from the computation of net operating losses generated in tax year 2017. The Corporation will prevail itself of the election and, as a result, the Corporation will be able to utilize a larger net operating loss carryback, increasing the amount of income tax refund available to it. While the deemed repatriated earnings will not be included in the computation of net operating losses generated in 2017, the Corporation will nonetheless remain liable for a one-time tax on the Corporation’s deemed repatriated earnings. The Corporation plans to make an election to pay this tax over a period of eight years as prescribed in the statute.

In response to the Tax Reform, Staff Accounting Bulletin No. 118 (SAB 118) was issued in 2018 to address the application of U.S. Generally Accepted Accounting Principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform. As of December 31, 2017, in accordance with SAB 118, the Corporation had made a reasonable estimate of the:  (i) one-time repatriation transition tax; (ii) increased bonus depreciation for assets placed in service on or after September 27, 2017; and (iii) effects on the Corporation’s existing deferred tax balances, but had not completed its full accounting for the tax effects of the Tax Reform. The Corporation anticipates U.S. regulatory agencies may issue further regulations during 2018, which may alter this estimate. Accordingly, the Corporation will continue to analyze the Tax Reform and refine its provisional amounts, which could potentially impact the measurement of its tax balances. Additionally, the Corporation is continuing to analyze its earnings and profits in foreign jurisdictions and its deferred tax balances.

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

14.	Business Segments

Presented below are the net sales and income (loss) before income taxes for the Corporation’s two business segments. Other expense, including corporate costs, for the three months ended March 31, 2018, includes the impact of a favorable contractual settlement with a third party of approximately $2,425 and higher pension and other postretirement benefit income of approximately $1,100. For the three months ended March 31, 2017, other expense, including corporate costs, includes $367 of interest, fees and early termination costs associated with extinguishing the outstanding credit facility and term loan of an acquired entity.

	Three Months Ended March 31,
	2018	2017
Net sales:
Forged and Cast Engineered Products	$93,908	$81,702
Air and Liquid Processing	21,169	21,814
Total Reportable Segments	$115,077	$103,516
Income (loss) before income taxes:
Forged and Cast Engineered Products	$876	$(723)
Air and Liquid Processing	2,259	2,681
Total Reportable Segments	3,135	1,958
Other expense, including corporate costs	(2,187)	(6,535)
Total	$948	$(4,577)

The Forged and Cast Engineered Products segment produces forged hardened steel rolls – forged mill rolls or cast mill rolls – and ingot and open-die forged products (“forged engineered products”). The Air and Liquid Processing segment produces custom-engineered finned tube heat exchange coils and related heat transfer products, large custom-designed air handling systems and centrifugal pumps. The Corporation’s contracts with customers can be a purchase order from the customer, an order acknowledgment from the Corporation, a longer-term supply agreement between the buyer and the Corporation, or a similar arrangement deemed to be normal and customary business practice for that particular customer or class of customer (collectively, a sales agreement). Sales agreements typically include a single performance obligation for the manufacturer of product which is satisfied upon transfer of control of the product to the customer.

Transfer of control is assessed based on alternative use of the product manufactured and, under the terms of the sales agreement, enforceable right to payment for performance to date. Transfer of control, and therefore revenue recognition, occurs when title, ownership and risk of loss pass to the customer. Typically, this occurs when the product is shipped to the customer (i.e., FOB shipping point), delivered to the customer (i.e., FOB destination), or, for foreign sales, in accordance with trading guidelines known as Incoterms. Incoterms are standard trade definitions used in international contracts and are developed, maintained and promoted by the ICC Commission on Commercial Law and Practice. Shipping terms vary across the businesses and typically depend on the product, country of origin and type of transportation (truck or vessel).

The sales price required to be paid by the customer is fixed or determinable from the sales agreement. It is not subject to refund or adjustment, except for a variable-index surcharge provision which is known at the time of shipment and increases or decreases, as applicable, the selling price of a mill roll for corresponding changes in the published index cost of certain raw materials. The variable-index surcharge is recognized as revenue when the corresponding revenue for the inventory is recognized. Likelihood of collectability is assessed prior to acceptance of an order. There are no customer-acceptance provisions other than customer inspection and testing prior to shipment. Post-shipment obligations are insignificant. The Corporation provides a limited warranty on its products and may issue credit notes or replace products free of charge for valid claims. Historically, warranty claims have been insignificant. The Corporation records a provision for product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percent of sales adjusted for potential claims when a liability is probable and for known claims. Payment terms are standard to the industry and generally require payment 30 days after title transfers.

Net sales and income (loss) before income taxes and equity income in joint venture by geographic area for the three months ended March 31, 2018, and 2017, were as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
United States	$58,551	$55,502	$(2,175)	$(4,886)
Foreign	56,526	48,014	3,123	309
	$115,077	$103,516	$948	$(4,577)

Net sales by product line for the three months ended March 31, 2018, and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Forged and cast mill rolls	$67,488	$64,252
Forged engineered products	26,420	17,451
Heat exchange coils	6,401	6,921
Centrifugal pumps	8,375	10,184
Air handling systems	6,393	4,708
	$115,077	$103,516

15.	Litigation

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the three months ended March 31, 2018, and 2017 (claims not in thousands):

	Three Months Ended March 31,
	2018	2017
Total claims pending at the beginning of the period	6,907	6,618
New claims served	287	336
Claims dismissed	(112)	(80)
Claims settled	(78)	(88)
Total claims pending at the end of the period (1)	7,004	6,786
Gross settlement and defense costs (in 000’s)	$6,881	$4,888
Avg. gross settlement and defense costs per claim resolved (in 000’s)	$36.22	$29.10

(1)

Included as “open claims” are approximately 479 and 445 claims as of March 31, 2018, and 2017, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for its Asbestos Liabilities. In developing the estimate, the Corporation considered HR&A’s projection for settlement or indemnity costs for Asbestos Liability and management’s projection of associated defense costs, as well as a number of additional factors. These additional factors included the Settlement Agreements then in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for Asbestos Liabilities. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for Asbestos Liability and defense costs through 2026. Although the Corporation believes that the assumptions employed in the insurance valuation were reasonable and previously consulted with its outside legal counsel and insurance consultant regarding those assumptions, there are other assumptions that could have been employed that would have resulted in materially lower insurance recovery projections.

Based on the analyses described above, the Corporation’s reserve at December 31, 2016, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2026, was $171,181 of which approximately 70% was attributable to settlement costs for unasserted claims projected to be filed through 2026 and future defense costs. The reserve at March 31, 2018, was $142,869. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2026. Accordingly, no reserve has been recorded for any costs that may be incurred after 2026.

The Corporation’s receivable at December 31, 2016, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2016, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $115,945 ($95,388 at March 31, 2018).

The following table summarizes activity relating to insurance recoveries.

	Three Months Ended March 31,
	2018	2017
Insurance receivable – asbestos, beginning of the year	$100,342	$115,945
Settlement and defense costs paid by insurance carriers	(4,954)	(3,626)
Insurance receivable – asbestos, end of the period	$95,388	$112,319

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $439 at March 31, 2018, is considered adequate based on information known to date.

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

Forged and Cast Engineered Products

The Forged and Cast Engineered Products segment produces forged hardened steel rolls (“mill rolls”) and ingot and open-die forged products (“forged engineered products”). Mill rolls can be either forged mill rolls or cast mill rolls. Forged mill rolls are used mainly for cold rolling by producers of steel, aluminum and other metals. Cast mill rolls are used typically for hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are used in the oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, Canada and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry has been negatively impacted by a decline in activity in the fossil-fueled power generation market, partially offset by increased activity in the marine defense market. For the heat exchanger business, there are early signs of growth in the OEM/industrial market. Additionally, demand for custom air handling systems continues to improve although competitive pricing pressures remain. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and continuing to improve the sales distribution network.

Consolidated Results of Operations for the Three Months Ended March 31, 2018 and 2017

Net sales for the three months ended March 31, 2018, and 2017, were $115,077 and $103,516, respectively. Backlog approximated $347,358 at March 31, 2018, versus $326,379 as of December 31, 2017, and $258,485 at March 31, 2017. A discussion of sales and backlog for our two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was slightly higher for the three months ended March 31, 2018, when compared to March 31, 2017. The increase is primarily due to higher raw material and operating costs than a year ago. Additionally, while unabsorbed costs related to the idling of a cast roll foundry, which was in full operation in the prior year quarter, impacted costs, the effect was substantially offset by a higher volume of shipments and improved pricing.

Selling and administrative expenses were comparable for the three months ended March 31, 2018, and 2017. Selling and administrative expenses as a percentage of net sales improved in the current quarter due to the fixed portion of the expenses not being impacted by the level of sales.

Loss from operations for the three months ended March 31, 2018, and 2017, approximated $1,103 and $2,564, respectively. A discussion of operating results for our two segments is included below.

Forged and Cast Engineered Products. Net sales for the three months ended March 31, 2018, improved when compared to the first quarter of 2017. The increase is primarily attributable to a higher volume of shipments and improved pricing, for both forged engineered products and mill rolls, which contributed approximately $6,300 to operating results. Operating results, however, were adversely affected by higher raw material and operating costs and unfavorable cost absorption associated with the temporarily idled cast roll foundry, partly offset by favorable warranty reserve adjustments, of $4,700. Although sales for the segment were adversely impacted by the loss of a key forged engineered products customer, the effect on operating results was insignificant given the product type and its lower margin. Backlog approximated $301,047 at March 31, 2018, against $285,941 as of December 31, 2017, and $215,704 at March 31, 2017. The increase in backlog is reflective of improvement in order intake in the first quarter of 2018, particularly for mill rolls. Approximately $51,147 of the current backlog is expected to ship after 2018.

Air and Liquid Processing. Net sales for the segment for the three months ended March 31, 2018, declined compared to the three months ended March 31, 2017. For the current year quarter, lower net sales of centrifugal pumps to U.S. Navy shipbuilders was partly offset by higher sales of custom air handlers. Operating income decreased compared to the prior year quarter as a result of the lower volume of sales and product mix. Backlog approximated $46,311 at March 31, 2018, against $40,438 as of December 31, 2017, and $42,781 at March 31, 2017, with each of the product lines benefiting from higher order intake. The majority of backlog will ship in 2018.

Interest expense for the first quarter of 2018 decreased in comparison to the first quarter of 2017, which included $367 of interest, fees and early termination costs associated with debt assumed in connection with an acquisition.

Other income (expense) approximated $2,900 and $(885) for the three months ended March 31, 2018, and 2017, respectively. The improvement is primarily due to a contract settlement with a third party of approximately $2,425 and higher pension and other postretirement benefit income of approximately $1,100. The balance of the change is attributable to fluctuations in foreign exchange gains and losses.

Income tax benefit (provision) approximated $441 and $(135) for the three months ended March 31, 2018, and 2017, respectively. At March 31, 2018, a valuation allowance that was previously established against the deferred income tax assets of one of our foreign subsidiaries of $1,242 was released on the basis that it was “more likely than not” the deferred income tax assets would be realized. The benefit was partially offset by the effect of additional guidance issued by the Internal Revenue Service in 2018, with respect to certain provisions of the Tax Cuts and Jobs Act (the “Tax Reform”), which was enacted on December 22, 2017. Specifically, the additional guidance allows a taxpayer to exclude the deemed repatriated earnings from the computation of net operating losses generated in tax year 2017. We intend to prevail ourselves of the election and, accordingly, recorded the one-time tax on the deemed repatriation of previously untaxed foreign earnings in our income tax provision for the first quarter of 2018. The additional tax was not completely offset by the benefit of the additional net operating losses since our U.S. operations remain in a three-year cumulative loss position as of March 31, 2018.

Net income (loss) and earnings per common share equaled $941 or $0.08 per common share for the three months ended March 31, 2018. Net loss and earnings per share equaled $(4,783) or $(0.39) per common share for the three months ended March 31, 2017.

Liquidity and Capital Resources

Net cash flows used in operating activities increased for the three months March 31, 2018, when compared to the three months ended March 31, 2017. The decline is principally due to the additional investment we made in trade working capital to meet the increase in our business activity.

Net cash flows used in investing activities were comparable for the three months ended March 31, 2018, and 2017. As of March 31, 2018, commitments for future capital expenditures approximated $5,000 which is expected to be spent over the next 12-18 months.

Net cash flows provided by (used in) financing activities fluctuated primarily as a result of borrowing activity. During the first quarter of 2018, we borrowed $16,052 under our revolving credit facility. By comparison, during the first quarter of 2017, we repaid the debt assumed in connection with an acquisition. Dividends were suspended in June 2017.

As a result of the above, cash and cash equivalents increased $2,254 in 2018, and ended the period at $22,954 (of which approximately $14,929 is held by foreign operations) in comparison to $20,700 at December 31, 2017 (of which approximately

$15,809 was held by foreign operations). Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility (approximately $40,000 at March 31, 2018) are expected to be sufficient to finance our operational and capital expenditure requirements. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

Litigation and Environmental Matters

See Notes 15 and 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2017, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of the Form 10-Q as well as the condensed consolidated financial statements and notes thereto may contain forward-looking statements that reflect our current views with respect to future events and financial performance. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act. In this document, statements regarding future financial position, sales, costs, earnings, cash flows, other measures of results of operations, capital expenditures or debt levels and plans, objectives, outlook, targets, guidance or goals are forward-looking statements. Words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to, those described under Item 1A, Risk Factors, to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Corporation’s exposure to market risk from December 31, 2017.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2018.

(c)

Changes in Internal Control. There has been no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 15 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

Items 2-5	None
Item 6	Exhibits

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2018	BY:	/s/ John S. Stanik
John S. Stanik
Director and Chief Executive Officer

DATE: May 10, 2018	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer