Form 10-Q
period 2018-06-30
AMPCO PITTSBURGH CORP
filed 2018-08-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On August 2, 2018, 12,491,487 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$22,148	$20,700
Receivables, less allowance for doubtful accounts of $979 in 2018 and $962 in 2017	97,178	86,623
Inventories	111,956	107,561
Insurance receivable – asbestos	15,000	13,000
Other current assets	11,844	12,363
Total current assets	258,126	240,247
Property, plant and equipment, net	206,990	214,980
Insurance receivable – asbestos	76,292	87,342
Deferred income tax assets	2,993	1,590
Investments in joint ventures	2,175	2,175
Intangible assets, net	10,075	11,021
Other noncurrent assets	6,225	8,244
Total assets	$562,876	$565,599
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,404	$47,479
Accrued payrolls and employee benefits	21,046	22,768
Debt – current portion	45,080	19,335
Asbestos liability – current portion	21,000	18,000
Other current liabilities	32,207	37,089
Total current liabilities	169,737	144,671
Employee benefit obligations	75,123	79,750
Asbestos liability	116,304	131,750
Long-term debt	41,245	46,818
Deferred income tax liabilities	353	433
Other noncurrent liabilities	2,187	416
Total liabilities	404,949	403,838
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,491 shares in 2018 and 12,361 shares in 2017	12,491	12,361
Additional paid-in capital	154,185	152,992
Retained earnings	36,926	38,348
Accumulated other comprehensive loss	(49,203)	(44,760)
Total Ampco-Pittsburgh shareholders’ equity	154,399	158,941
Noncontrolling interest	3,528	2,820
Total shareholders’ equity	157,927	161,761
Total liabilities and shareholders’ equity	$562,876	$565,599

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$127,427	$110,550	$242,504	$214,066
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	108,576	92,052	203,333	176,833
Selling and administrative	14,814	15,053	30,287	30,430
Depreciation and amortization	5,769	5,646	11,674	11,568
Gain on disposal of assets	(106)	(1)	(61)	(1)
Total operating expenses	129,053	112,750	245,233	218,830
Loss from operations	(1,626)	(2,200)	(2,729)	(4,764)
Other income (expense):
Investment-related income	43	22	67	71
Interest expense	(1,020)	(728)	(1,893)	(1,905)
Other – net	451	570	3,351	(315)
	(526)	(136)	1,525	(2,149)
Loss before income taxes and equity income in joint venture	(2,152)	(2,336)	(1,204)	(6,913)
Income tax (provision) benefit	(548)	102	(107)	(33)
Equity income in joint venture	0	485	0	535
Net loss	(2,700)	(1,749)	(1,311)	(6,411)
Less: Net income attributable to noncontrolling interest	294	164	742	285
Net loss attributable to Ampco-Pittsburgh shareholders	$(2,994)	$(1,913)	$(2,053)	$(6,696)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.24)	$(0.16)	$(0.17)	$(0.54)
Diluted	$(0.24)	$(0.16)	$(0.17)	$(0.54)

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.09

Weighted average number of common shares outstanding:
Basic	12,439	12,327	12,401	12,299
Diluted	12,439	12,327	12,401	12,299

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,700)	$(1,749)	$(1,311)	$(6,411)
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(6,197)	4,926	(3,699)	7,178
Unrecognized employee benefit costs (including effects of foreign currency translation)	692	(866)	279	(1,121)
Unrealized holding gains on marketable securities	0	102	0	287
Fair value of cash flow hedges	(6)	15	(321)	239
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	64	783	194	1,516
Realized gains from sale of marketable securities	0	0	0	(6)
Realized gains from settlement of cash flow hedges	(92)	(167)	(301)	(322)
Other comprehensive (loss) income	(5,539)	4,793	(3,848)	7,771
Comprehensive (loss) income	(8,239)	3,044	(5,159)	1,360
Less: Comprehensive income attributable to noncontrolling interest	109	92	708	216
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(8,348)	$2,952	$(5,867)	$1,144

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Net cash flows used in operating activities	$(11,350)	$(10,562)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,934)	(6,229)
Proceeds from sale of investment in joint venture	0	1,000
Purchases of long-term marketable securities	(91)	(56)
Proceeds from sale of long-term marketable securities	186	87
Net cash flows used in investing activities	(5,839)	(5,198)

Cash flows from financing activities:
Dividends paid	(35)	(2,235)
Repayment of debt	(496)	(997)
Proceeds from Revolving Credit and Security Agreement	19,971	8,300
Proceeds from credit facility	0	8,795
Payments on credit facility	0	(15,941)
Net cash flows provided by (used in) financing activities	19,440	(2,078)

Effect of exchange rate changes on cash and cash equivalents	(803)	784
Net increase (decrease) in cash and cash equivalents	1,448	(17,054)
Cash and cash equivalents at beginning of period	20,700	38,579
Cash and cash equivalents at end of period	$22,148	$21,525

Supplemental information:
Income tax payments	$918	$769
Interest payments	$830	$796
Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,200	$1,223

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations and  comprehensive income (loss) for the three and six months ended June 30, 2018, and 2017, and condensed consolidated statements of cash flows for the six months ended June 30, 2018, and 2017, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, Scope of Modification Accounting, which provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendment will be applied prospectively to an award modified on or after January 1, 2018. The amended guidance became effective for the Corporation on January 1, 2018, and did not affect its financial position, operating results or liquidity.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. The amendment also allows only the service cost component of net periodic benefit cost to be eligible for capitalization, when applicable. The amended guidance does not change the amount of net periodic benefit cost to be recognized, only where it is to be recognized in the income statement. The amended guidance became effective for the Corporation on January 1, 2018, and was applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and other postretirement costs in the income statement. As permitted by the guidance, the Corporation used the amounts disclosed in its pension and other postretirement benefits footnote (Note 6) as the estimate to apply retrospectively. The guidance did not affect the Corporation’s financial position or liquidity. The effect of the retrospective guidance on the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30, 2017
	Originally Presented	Reclassification for ASU 2017-07	As Adjusted
Costs of products sold (excluding depreciation and amortization)	$92,017	$35	$92,052
Selling and administrative	14,903	150	15,053
Loss from operations	(2,015)	(185)	(2,200)

Other – net	385	185	570
Other income (expense)	(321)	185	(136)

Loss before income taxes and equity income in joint venture	(2,336)	0	(2,336)

	Six Months Ended June 30, 2017
	Originally Presented	Reclassification for ASU 2017-07	As Adjusted
Costs of products sold (excluding depreciation and amortization)	$176,680	$153	$176,833
Selling and administrative	30,201	229	30,430
Loss from operations	(4,382)	(382)	(4,764)

Other – net	(697)	382	(315)
Other income (expense)	(2,531)	382	(2,149)

Loss before income taxes and equity income in joint venture	(6,913)	0	(6,913)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 and its related amendments outline a single comprehensive model to account for revenue from customer contracts and establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. In accordance with Topic 606, a company recognizes revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration a company expects to be entitled to receive in exchange for those goods or services. It also requires comprehensive disclosures regarding revenue recognition. The guidance became effective January 1, 2018, and could have been implemented on either a full or modified retrospective basis (cumulative-effect adjustment to January 1, 2018 retained earnings). The Corporation adopted the guidance using the modified retrospective approach and by applying it to those contracts that were not completed as of January 1, 2018. There was, however, no cumulative-effect adjustment to the Corporation’s retained earnings as of January 1, 2018, since the new guidance did not change the Corporation’s timing of revenue recognition, which continues to be at a point in time. See Note 15 for the additional disclosures.

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

At June 30, 2018, and December 31, 2017, approximately 39% and 42% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2018	December 31, 2017
Raw materials	$22,717	$24,249
Work-in-process	46,692	42,840
Finished goods	24,516	24,083
Supplies	18,031	16,389
Inventories	$111,956	$107,561

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2018	December 31, 2017
Land and land improvements	$11,887	$12,172
Buildings	67,783	68,572
Machinery and equipment	340,650	340,396
Construction-in-process	7,456	5,019
Other	7,379	7,193
	435,155	433,352
Accumulated depreciation and amortization	(228,165)	(218,372)
Property, plant and equipment, net	$206,990	$214,980

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited (“UES-UK”), is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 7). Land and buildings of UES-UK, equal to approximately $2,770 (£2,098) at June 30, 2018, are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 6). The gross value of assets under capital lease and the related accumulated amortization as of June 30, 2018, approximated $3,695 and $964, respectively, and at December 31, 2017, approximated $4,082 and $1,101, respectively.

4.	Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2018	December 31, 2017
Customer relationships	$6,377	$6,543
Developed technology	4,362	4,429
Trade name	2,605	2,696
	13,344	13,668
Accumulated amortization	(3,269)	(2,647)
Intangible assets, net	$10,075	$11,021

Movement in foreign currency exchange rates used to translate intangible assets from local currency to the U.S. dollar changed the gross value of intangible assets between the periods. Amortization expense for the three months ended June 30, 2018, and 2017, was $308 and $301, respectively. Amortization expense for the six months ended June 30, 2018, and 2017, was $622 and $599.

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2018	December 31, 2017
Customer-related liabilities	$17,003	$18,512
Accrued interest payable	2,783	2,697
Accrued sales commissions	2,491	2,301
Other	9,930	13,579
Other current liabilities	$32,207	$37,089

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties and customer deposits. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of the period	$10,905	$11,748	$11,702	$11,521
Satisfaction of warranty claims	(1,037)	(850)	(1,634)	(1,720)
Provision for warranty claims	975	934	1,988	1,953
Reversal of unneeded provision for warranty claims	(364)	0	(1,604)	0
Other, primarily impact from changes in foreign currency exchange rates	(357)	285	(330)	363
Balance at end of the period	$10,122	$12,117	$10,122	$12,117

6.	Pension and Other Postretirement Benefits

In connection with the ratification of the collective bargaining agreement for employees of the Union Electric Steel Harmon Creek Steelworkers Location, employee participation in the qualified domestic defined benefit pension plan was frozen effective June 1, 2018. Benefit accruals were replaced with employer contributions to the defined contribution plan equaling a non-elective contribution of 3% of compensation and a matching contribution up to 4% of compensation. The plan freeze resulted in a reduction of the liability of $1,726, using discount rates and other assumptions as of June 1, 2018, and a curtailment loss of $21.

Contributions were as follows:

	Six Months Ended June 30,
	2018	2017
Foreign defined benefit pension plans	$1,124	$901
Other postretirement benefits (e.g., net payments)	566	560
U.K. defined contribution pension plan	182	139
U.S. defined contribution plan	1,319	1,248

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2018	2017	2018	2017
Service cost	$474	$410	$809	$821
Interest cost	2,071	2,099	4,111	4,197
Expected return on plan assets	(3,319)	(3,128)	(6,603)	(6,255)
Amortization of prior service cost	12	14	25	27
Amortization of actuarial loss	380	1,002	855	1,938
Curtailment loss	21	0	21	0
Net benefit (income) cost	$(361)	$397	$(782)	$728

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2018	2017	2018	2017
Service cost	$164	$92	$275	$182
Interest cost	354	458	718	903
Expected return on plan assets	(658)	(556)	(1,330)	(1,094)
Amortization of prior service credit	(85)	0	(173)	0
Amortization of actuarial loss	190	186	384	367
Net benefit (income) cost	$(35)	$180	$(126)	$358

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2018	2017	2018	2017
Service cost	$126	$181	$228	$353
Interest cost	122	132	247	304
Amortization of prior service credit	(401)	(399)	(803)	(804)
Amortization of actuarial gain	(53)	(20)	(115)	(12)
Net benefit income	$(206)	$(106)	$(443)	$(159)

7.	Borrowing Arrangements

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

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.25% to 1.75% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.25% to 0.75% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of June 30, 2018, the Corporation had outstanding borrowings under the Credit Agreement of $40,320 (including £1,000 of European borrowings for its U.K. subsidiary). The average interest rate for the six months ended June 30, 2018, was approximately 2.64%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 8). As of June 30, 2018, remaining availability under the Credit Agreement approximated $37,000.

The debt outstanding under the Credit Agreement is collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2018.

Outstanding borrowings of the Corporation as of June 30, 2018, and December 31, 2017, consisted of the following:

	June 30, 2018	December 31, 2017
Industrial Revenue Bonds ("IRB")	$13,311	$13,311
Promissory notes (and interest)	26,212	25,395
Revolving Credit and Security Agreement	40,320	20,349
Minority shareholder loan	5,084	5,325
Capital leases	1,398	1,773
Outstanding borrowings	86,325	66,153
Debt - current portion	(45,080)	(19,335)
Long-term debt	$41,245	$46,818

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2018, approximated $21,340, the majority of which serves as collateral for the IRB debt. In addition, the Corporation issued two surety bonds approximating $4,000 (SEK 33,900) to guarantee certain obligations under a credit insurance arrangement for certain of its foreign pension commitments.

See Note 9 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

9.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2018, approximately $20,519 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through October 2019.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2018, approximately 46% or $2,504 of anticipated copper purchases over the next 11 months and 56% or $557 of anticipated aluminum purchases over the next six months are hedged.

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

As of June 30, 2018, the Corporation has purchase commitments covering 47% or $467 of anticipated natural gas usage for 2018 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $396 and $818, respectively, for the three and six months ended June 30, 2018. There were no purchases of natural gas under previously existing commitments for the three and six months ended June 30, 2017.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

(Losses) gains on foreign exchange transactions included in other income (expense) approximated $(881) and $361 for the three months ended June 30, 2018, and 2017, respectively, and $(1,702) and $(703) for the six months ended June 30, 2018, and 2017, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2018	December 31, 2017
Fair value hedge contracts	Other current assets	$61	$961
	Other noncurrent assets	0	0
	Other current liabilities	703	89
	Other noncurrent liabilities	45	1
Fair value hedged items	Receivables	326	(269)
	Other current assets	502	169
	Other noncurrent assets	77	16
	Other current liabilities	116	907
	Other noncurrent liabilities	0	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2018, and 2017, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to deferred income tax assets being fully valued in the related jurisdictions.

Three Months Ended June 30, 2018	Accumulated Other Comprehensive Income (Loss) Beginning of the Year	Plus Recognized as Comprehensive Income (Loss)	Less Gain Reclassified from Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss) End of the Period
Foreign currency purchase contracts	$232	$0	$2	$230
Futures contracts – copper and aluminum	(17)	(6)	90	(113)
	$215	$(6)	$92	$117
Three Months Ended June 30, 2017
Foreign currency purchase contracts	$209	$0	$6	$203
Futures contracts – copper and aluminum	411	15	161	265
	$620	$15	$167	$468
Six Months Ended June 30, 2018
Foreign currency purchase contracts	$239	$0	$9	$230
Futures contracts – copper and aluminum	500	(321)	292	(113)
	$739	$(321)	$301	$117
Six Months Ended June 30, 2017
Foreign currency purchase contracts	$216	$0	$13	$203
Futures contracts – copper and aluminum	335	239	309	265
	$551	$239	$322	$468

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	12 Months	2018	2017	2018	2017
Foreign currency purchase contracts	Depreciation and amortization	$27	$2	$6	$9	$13
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(113)	90	161	292	309

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2018, and 2017, is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2018, as originally presented	$(11,932)	$(34,196)	$632	$739	$(44,757)
Cumulative effect of ASU 2016-01	0	0	(632)	0	(632)
Balance at January 1, 2018, adjusted	(11,932)	(34,196)	0	739	(45,389)
Net Change	(3,699)	473	0	(622)	(3,848)
Balance at June 30, 2018	$(15,631)	$(33,723)	$0	$117	$(49,237)

Balance at January 1, 2017	$(22,973)	$(38,636)	$59	$551	$(60,999)
Net Change	7,178	395	281	(83)	7,771
Balance at June 30, 2017	$(15,795)	$(38,241)	$340	$468	$(53,228)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss). There was no income tax benefit or expense associated with the various components of other comprehensive income (loss) for any of the periods, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. On January 1, 2018, ASU 2016-01 became effective, which requires entities to record changes in fair value for certain investments in equity securities through net income (loss) versus other comprehensive income (loss). Accordingly, no amounts for changes in the fair value of the Corporation’s marketable securities were reclassified from accumulated other comprehensive loss to net loss for the three or six months ended June 30, 2018. For the three or six months ended June 30, 2017, the Corporation reclassified an insignificant amount of realized gains from the sale of marketable securities to the condensed consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of unrecognized employee benefit costs:
Other income	$64	$783	$194	$1,516
Income tax provision	0	0	0	0
Net of tax	$64	$783	$194	$1,516
Realized gains from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(2)	$(6)	$(9)	$(13)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(90)	(161)	(292)	(309)
Total before income tax	(92)	(167)	(301)	(322)
Income tax provision	0	0	0	0
Net of tax	$(92)	$(167)	$(301)	$(322)

11.	Stock-Based Compensation

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

The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. In May 2018, 72,170 shares of the Corporation’s common stock were granted to the non-employee directors.

Stock-based compensation expense for the three months ended June 30, 2018, and 2017, equaled $446 and $672, respectively. Stock-based compensation expense for the six months ended June 30, 2018, and 2017, equaled $1,112 and $1,336, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2018, and December 31, 2017, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2018
Investments
Other noncurrent assets	$4,064	$0	$0	$4,064
Foreign currency exchange contracts
Other current assets	0	563	0	563
Other noncurrent assets	0	77	0	77
Other current liabilities	0	819	0	819
Other noncurrent liabilities	0	45	0	45
As of December 31, 2017
Investments
Other noncurrent assets	$4,204	$0	$0	$4,204
Foreign currency exchange contracts
Other current assets	0	1,130	0	1,130
Other noncurrent assets	0	16	0	16
Other current liabilities	0	996	0	996
Other noncurrent liabilities	0	1	0	1

The investments held as other noncurrent assets represent assets held in a “Rabbi” trust for the purpose of providing benefits under a non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair value of the variable-rate IRB debt and borrowings under the Credit Agreement approximate their carrying value. The fair value of the promissory notes, due in early 2019, approximates their carrying value. Additionally, the fair value of trade receivables and trade payables approximates their carrying value.

13.     Income Taxes

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Reform”), which became effective as of January 1, 2018. The Tax Reform lowered the U.S. corporate statutory income tax rate from 35% to 21%, implemented a modified territorial tax system and imposed a one-time tax on deemed repatriated earnings of foreign subsidiaries, which the Corporation recorded in the fourth quarter of 2017. Initially, no cash outlay due to the Tax Reform was expected as the Corporation had generated sufficient net operating losses in 2017. However, in 2018, the Internal Revenue

Service issued additional guidance allowing the taxpayer to elect to exclude the deemed repatriated earnings from the computation of net operating losses generated in tax year 2017. The Corporation will avail itself of the election and, as a result, the Corporation will be able to utilize a larger net operating loss carryback, increasing the amount of income tax refund available to it. The Corporation will remain liable for the one-time tax on the Corporation’s deemed repatriated earnings, which it plans to pay over a period of eight years, as prescribed in the statute.

In response to the Tax Reform, Staff Accounting Bulletin No. 118 (SAB 118) was issued in 2018 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform. As of December 31, 2017, in accordance with SAB 118, the Corporation had made a reasonable estimate of the:  (i) one-time repatriation transition tax; (ii) increased bonus depreciation for assets placed in service on or after September 27, 2017; and (iii) effects on the Corporation’s existing deferred tax balances, but had not completed its full accounting for the tax effects of the Tax Reform. The Corporation anticipates U.S. regulatory agencies may issue further regulations, which may alter this estimate. Accordingly, the Corporation will continue to analyze the Tax Reform and refine its provisional amounts, which could potentially impact the measurement of its tax balances. Additionally, the Corporation is continuing to analyze its earnings and profits in foreign jurisdictions and its deferred tax balances.

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

The final determination of the tax effects of enactment of the Tax Reform will be completed within the measurement period of up to one year from the enactment date as permitted by SAB 118. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

14.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Other expense, including corporate costs, for the six months ended June 30, 2018, includes the impact of a favorable contractual settlement with a third party of approximately $2,425 and higher pension and other postretirement benefit income of approximately $2,300, offset by interest, fees and early termination costs incurred in the prior year associated with the repayment of debt assumed in connection with a 2016 acquisition. Prior year amounts have been adjusted to include the effects of ASU 2017-07, which became effective on January 1, 2018.

Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Forged and Cast Engineered Products	$102,986	$88,358	$196,894	$170,060
Air and Liquid Processing	24,441	22,192	45,610	44,006
Total Reportable Segments	$127,427	$110,550	$242,504	$214,066
(Loss) income before income taxes:
Forged and Cast Engineered Products	$(1,464)	$(446)	$(588)	$(1,169)
Air and Liquid Processing	3,748	2,680	6,007	5,361
Total Reportable Segments	2,284	2,234	5,419	4,192
Other expense, including corporate costs	(4,436)	(4,570)	(6,623)	(11,105)
Total	$(2,152)	$(2,336)	$(1,204)	$(6,913)

15.	Revenue

The Forged and Cast Engineered Products segment produces steel rolls for rolling mills (“mill rolls”) and ingot, billet and open-die forged products (“forged engineered products”), principally for the oil and gas industry. The Air and Liquid Processing segment produces custom-engineered finned tube heat exchange coils and related heat transfer products, large custom-designed air handling systems and centrifugal pumps. The Corporation’s contracts with customers can be a purchase order from the customer, combined with an order acknowledgment from the Corporation, a longer-term supply agreement between the buyer and the Corporation, or a similar arrangement deemed to be normal and customary business practice for that particular customer or class of customer (collectively, a sales agreement). Sales agreements typically include a single performance obligation for the manufacturing of product which is satisfied upon transfer of control of the product to the customer.

Transfer of control is assessed based on alternative use of the product manufactured and, under the terms of the sales agreement, an enforceable right to payment for performance to date. Transfer of control, and therefore revenue recognition, occurs when title, ownership and risk of loss pass to the customer. Typically, this occurs when the product is shipped to the customer (i.e., FOB shipping point), delivered to the customer (i.e., FOB destination), or, for foreign sales, in accordance with trading guidelines known as Incoterms. Incoterms are standard trade definitions used in international contracts and are developed, maintained and promoted by the ICC Commission on Commercial Law and Practice. Shipping terms vary across the businesses and typically depend on the product, country of origin and type of transportation (truck or vessel).

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

In connection with the adoption of Topic 606, as of January 1, 2018, the Corporation elected the following practical expedients:

•

to exclude the effects of a significant financing component from the amount of promised consideration when the Corporation expects, at contract inception, that the period between the Corporation's transfer of a promised product to a customer and the customer’s payment for the product will be one year or less;

•	to exclude any amounts collected from customers for sales and similar taxes from the transaction price;
•	to treat incremental costs of obtaining a contract as expense, when incurred, if the amortization period would have been one year or less;
•	to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations;
•

to apply the new revenue standard to a portfolio of contracts (or performance obligations) with similar characteristics if the Corporation reasonably expects that the effects on the financial statements of applying the guidance to the portfolio would not differ materially from applying the guidance to the individual contracts (or performance obligations) within that portfolio; and

•	to assess whether promised goods or services are performance obligations only if they are material in the context of the contract with the customer.

Net sales and (loss) income before income taxes and equity income in joint venture by geographic area for the three and six months ended June 30, 2018, and 2017, were as follows:

					(Loss) Income Before Income Taxes and
	Net Sales				Equity Income in Joint Venture
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
United States	$65,601	$60,590	$124,152	$116,092	$(1,347)	$(5,805)	$(3,522)	$(10,691)
Foreign	61,826	49,960	118,352	97,974	(805)	3,469	2,318	3,778
	$127,427	$110,550	$242,504	$214,066	$(2,152)	$(2,336)	$(1,204)	$(6,913)

Net sales by product line for the three and six months ended June 30, 2018, and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Forged and cast mill rolls	$74,927	$61,720	$142,415	$125,972
Forged engineered products	28,059	26,637	54,479	44,088
Heat exchange coils	7,325	6,514	13,726	13,435
Centrifugal pumps	9,389	9,976	17,764	20,160
Air handling systems	7,727	5,703	14,120	10,411
	$127,427	$110,550	$242,504	$214,066

The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year. Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of the period	$4,702	$7,942	$4,573	$6,786
Satisfaction of performance obligations	(2,637)	(4,337)	(5,149)	(6,425)
Receipt of additional deposits	2,876	4,219	5,513	7,459
Other, primarily changes in foreign currency exchange rates	(52)	25	(48)	29
Balance at end of the period	$4,889	$7,849	$4,889	$7,849

16.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. Defendants also filed a motion to stay arbitration pending the resolution of the appeal, and that motion was granted on September 5, 2017. The Third Circuit Court of Appeals held a hearing in early May to consider whether the District Court erred in compelling arbitration. No decision has yet been rendered. While no assurance can be given as to the ultimate outcome of this matter, the Corporation believes that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (“Asbestos Liability”). Air & Liquid, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the six months ended June 30, 2018, and 2017 (claims not in thousands):

	Six Months Ended June 30,
	2018	2017
Total claims pending at the beginning of the period	6,907	6,618
New claims served	627	709
Claims dismissed	(198)	(185)
Claims settled	(190)	(176)
Total claims pending at the end of the period (1)	7,146	6,966
Gross settlement and defense costs (in 000’s)	$12,446	$12,266
Avg. gross settlement and defense costs per claim resolved (in 000’s)	$32.08	$33.98

(1)

Included as “open claims” are approximately 480 claims as of June 30, 2018, and 2017, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2016, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2026, was $171,181 of which approximately 70% was attributable to settlement costs for unasserted claims projected to be filed through 2026 and future defense costs. The reserve at June 30 2018, was $137,304. While it is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved, the Corporation believes that there is too much uncertainty to provide for reasonable estimation of the number of future claims, the nature of such claims and the cost to resolve them beyond 2026. Accordingly, no reserve has been recorded for any costs that may be incurred after 2026.

The Corporation’s receivable at December 31, 2016, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2016, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $115,945 ($91,292 at June 30, 2018).

The following table summarizes activity relating to insurance recoveries.

	Six Months Ended June 30,
	2018	2017
Insurance receivable – asbestos, beginning of the year	$100,342	$115,945
Settlement and defense costs paid by insurance carriers	(9,050)	(9,009)
Insurance receivable – asbestos, end of the period	$91,292	$106,936

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

The Corporation intends to evaluate its estimated Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required, with the next valuation to be completed in the latter part of 2018. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation incurring future charges; however, the Corporation is currently unable to estimate such future charges. Adjustments, if any, to the Corporation’s estimate of its recorded Asbestos Liability and/or insurance receivables could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

17.	Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $512 at June 30, 2018, is considered adequate based on information known to date.

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

Forged and Cast Engineered Products

The Forged and Cast Engineered Products segment produces steel rolls for rolling mills (“mill rolls”) as well as ingot, billet and open-die forged products (“forged engineered products”). Mill rolls can be either forged mill rolls or cast mill rolls. Forged mill rolls are used mainly for cold rolling by producers of steel, aluminum and other metals. Cast mill rolls are used typically for hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are used in the oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, Canada and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

The Forged and Cast Engineered Products segment had been operating at levels significantly below capacity and, in April 2017, we temporarily idled a portion of one of our cast roll plants. With respect to the roll market, although market conditions in the United States, Europe and other world regions remain difficult, protectionist acts (tariffs) and reduced output from China appear to be benefitting our two largest markets – North America and Europe. Conversely, recent tariffs imposed on steel and aluminum products from Canada is adversely impacting our Canadian operations and may impact the cost structure of our forged engineered products. The Corporation, however, is currently seeking relief through available channels. With respect to the oil and gas market, while demand for product is typically correlated to the market price of oil and gas, which remains elevated, order intake has slowed due to inventory adjustments in the supply chain.

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

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry has been negatively impacted by a decline in activity in the fossil-fueled power generation market, partially offset by increased activity in the marine defense market. For the heat exchanger business, there are early signs of growth in the OEM/industrial market. Additionally, demand for custom air handling systems remains steady although competitive pricing pressures continue. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and continue to improve the sales distribution network.

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Net sales were $127,427 and $242,504, and $110,550 and $214,066, for the three and six months ended June 30, 2018, and 2017, respectively. Backlog approximated $337,785 at June 30, 2018, versus $326,379 as of December 31, 2017, and $300,971 at June 30, 2017. A discussion of sales and backlog for our two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was higher for the three and six months ended June 30, 2018, when compared to the three and six months ended June 30, 2017. The increase is primarily due to higher raw material and operating costs and unabsorbed costs, including costs associated with a cast roll foundry that was temporarily idled in the second quarter of 2017. A higher volume of shipments and improved pricing helped to offset the impact.

Selling and administrative expenses were comparable for the three and six months ended June 30, 2018, and 2017. While the prior year periods include proceeds from the recovery of a portion of a trade receivable associated with a customer in bankruptcy, the current year periods benefitted from lower employee-related costs.

Loss from operations for the three months ended June 30, 2018, and 2017, approximated $1,626 and $2,200, and $2,729 and $4,764 for the six months ended June 30, 2018, and 2017, respectively.  A discussion of operating results for our two segments is included below.

Forged and Cast Engineered Products. Sales for the three and six months ended June 30, 2018, increased when compared to the same periods of prior year due to higher sales of mill rolls, both forged and cast, and forged engineered products, primarily for the oil and gas industry. When compared to the prior year, operating results declined quarter over quarter but remained slightly better on a year-to-date basis. The higher volume of shipments, and better pricing, contributed approximately $1,400 and $7,700 to operating results for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. However, higher operating costs, the loss of a key customer due to a plant closure, and the negative impact of lost sales and plant cost absorption driven by tariffs imposed by the U.S. on our Canadian subsidiary negatively impacted operating results. Additionally, the prior year periods include proceeds of $1,322 for the recovery of a portion of a trade receivable associated with a customer in bankruptcy. Backlog approximated $287,543 at June 30, 2018, against $285,941 as of December 31, 2017, and $249,100 at June 30, 2017. Backlog for mill rolls increased at June 30, 2018, when compared to each of the periods due to improved demand, particularly for cast mill rolls. By comparison, backlog for forged engineered products declined at June 30, 2018, from the earlier periods as a result of excess inventory in the supply chain. Approximately $108,668 of the current backlog is expected to ship after 2018.

Air and Liquid Processing. Net sales for the three and six months ended June 30, 2018, improved against the same periods of the prior year attributable to increased sales of custom air handlers and heat exchange coils. Sales of centrifugal pumps decreased in the current year periods principally due to a lower volume of commercial pump shipments. Operating income for the current year periods increased when compared to same periods of the prior year as a result of the higher level of sales and product mix. Backlog approximated $50,242 at June 30, 2018, against $40,438 as of December 31, 2017, with each of the product lines benefitting from higher order intake. Backlog at June 30, 2018, was comparable to a year ago. The majority of backlog will ship in 2018.

Interest expense for the current quarter exceeded the same period of the prior year due to higher borrowings under our revolving credit facility. Similarly, borrowings under the revolving credit facility were higher for the six months ended June 30, 2018; however, we incurred interest, fees and early termination costs in the prior year associated with the repayment of debt assumed in connection with a 2016 acquisition. Accordingly, interest expense for the six-month periods was comparable.

Other income (expense) approximated $(526) and $(136) for the three months ended June 30, 2018, and 2017, and $1,525 and $(2,149) for the six months ended June 30, 2018, and 2017 respectively. The year-to-date improvement is primarily due to a contract settlement with a third party of approximately $2,425 and higher pension and other postretirement benefit income of approximately $2,300. The balance of the change is attributable to fluctuations in foreign exchange gains and losses.

Income tax (provision) benefit approximated $(548) and $102 for the three months ended June 30, 2018, and 2017, and $(107) and $(33) for the six months ended June 30, 2018, and 2017, respectively. The income tax provision for the current year periods includes income taxes associated with our profitable operations. An income tax benefit is not able to be recognized on losses of certain of our entities since they remain in a three-year cumulative loss position. The income tax (provision) benefit for the six months ended June 30, 2018, also includes a $1,242 benefit from the release of a valuation allowance previously established against the deferred income tax assets of one of our foreign subsidiaries on the basis that is was “more likely than not” the deferred income tax assets would be realized. The benefit was partially offset by a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $660. Specifically, in the first quarter of 2018, the Internal Revenue Service issued additional guidance with respect to certain provisions of the Tax Cuts and Jobs Act (the “Tax Reform”), which was enacted on December 22, 2017. The additional guidance allows a taxpayer to exclude the deemed repatriated earnings from the computation of net operating losses generated in tax year 2017 and, instead, record a one-time tax charge in tax year 2018. We intend to avail ourselves of the election, which will enable us to utilize a larger net operating loss carryback and increase the amount of income tax refund available to us. Accordingly, we recorded the one-time tax charge in the first quarter of 2018.

Net loss and earnings per common share for the three and six months ended June 30, 2018, equaled $(2,994), or $(0.24) per common share, and $(2,053), or $(0.17) per common share, respectively. Net loss and earnings per common share for the three and six months ended June 30, 2017, equaled $(1,913), or $(0.16) per common share, and $(6,696), or $(0.54) per common share, respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities increased for the six months June 30, 2018, when compared to the six months ended June 30, 2017. The increase is principally due to additional investment in trade working capital to meet the increase in our business activity.

Net cash flows used in investing activities were comparable for the six months ended June 30, 2018, and 2017. While capital expenditures for 2018 are slightly less than the same period for 2017, the prior year period includes proceeds from the sale of a portion of our interest in a Chinese forged roll joint venture. As of June 30, 2018, commitments for future capital expenditures approximated $3,000 which is expected to be spent over the next 12-18 months.

Net cash flows provided by (used in) financing activities fluctuated primarily as a result of borrowing activity. During the first half of 2018, we borrowed $19,971 under our revolving credit facility. By comparison, during the first half of 2017, we borrowed $8,300 under our revolving credit facility, which was partially offset by the repayment of debt assumed in connection with a 2016 acquisition. Dividends were suspended in June 2017. Dividends paid in subsequent periods represent dividends paid on previously granted incentive awards (restricted stock units) that became vested.

As a result of the above, cash and cash equivalents increased $1,448 in 2018, and ended the period at $22,148 (of which approximately $12,022 is held by foreign operations) in comparison to $20,700 at December 31, 2017 (of which approximately $15,809 was held by foreign operations). Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility (approximately $37,000 at June 30, 2018) are expected to be sufficient to finance our operational and capital expenditure requirements. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

Litigation and Environmental Matters

See Notes 16 and 17 to the condensed consolidated financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2018.

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

The information contained in Note 16 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

Items 2-5	None
Item 6	Exhibits

(10.1)	Offer Letter between the Corporation and J. Brett McBrayer, dated June 16, 2018, incorporated by reference to Form 8-K filed on June 27, 2018.
(10.2)	Ampco-Pittsburgh Corporation Executive Severance Plan, effective June 21, 2018, incorporated by reference to Form 8-K filed on June 27, 2018.
(10.3)	Retirement and Consulting Agreement, effective June 30, 2018, between Ampco-Pittsburgh Corporation and John S. Stanik, incorporated by reference to Form 8-K filed on July 16, 2018.
(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2018	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 9, 2018	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer