Form 10-Q/A
period 2018-06-30
AMPCO PITTSBURGH CORP
filed 2018-08-17
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of Ampco-Pittsburgh Corporation (the “Corporation”) for the quarterly period ended June 30, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2018 (the “Original Form 10-Q”). This amendment is an exhibit-only filing. The Corporation files this Amendment solely for the purpose of (i) filing Exhibit 10.1, the material terms of which were described in the Current Report on Form 8-K filed by the Corporation on June 27, 2018, and Exhibit 10.2, both of which were inadvertently omitted from the Original Form 10-Q, and (ii) to correct and update the Exhibit Index.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment restates in its entirety Part II, Item 6 and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Other than the foregoing and the recently-dated certifications of the Corporation, no other changes have been made to the Company’s Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on August 9, 2018, or modify or update the disclosures presented in the Original Form 10-Q, except to reflect the revisions described above.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 6	Exhibits

(10.1)	Change in Control Agreement between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated July 1, 2018, filed herewith.

(10.2)	Change in Control Agreement among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Timothy R. Clutterbuck, dated June 22, 2018, filed herewith.

(10.3)	Offer Letter between the Corporation and J. Brett McBrayer, dated June 16, 2018, incorporated by reference to Form 8-K filed on June 27, 2018.

(10.4)	Ampco-Pittsburgh Corporation Executive Severance Plan, effective June 21, 2018, incorporated by reference to Form 8-K filed on June 27, 2018.

(10.5)	Retirement and Consulting Agreement, effective June 30, 2018, between Ampco-Pittsburgh Corporation and John S. Stanik, incorporated by reference to Form 8-K filed on July 16, 2018.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 17, 2018	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 17, 2018	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer