Form 10-Q
period 2018-09-30
AMPCO PITTSBURGH CORP
filed 2018-11-09
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

726 Bell Avenue, Suite 301

Carnegie, Pennsylvania 15106

(Address of principal executive offices)

(412) 456-4400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 2, 2018, 12,494,846 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$14,778	$20,700
Receivables, less allowance for doubtful accounts of $786 in 2018 and $962 in 2017	85,567	86,623
Inventories	107,202	107,561
Insurance receivable – asbestos	15,000	13,000
Current assets held for sale	7,129	0
Other current assets	11,507	12,363
Total current assets	241,183	240,247
Property, plant and equipment, net	201,670	214,980
Insurance receivable – asbestos	72,331	87,342
Deferred income tax assets	2,490	1,590
Investments in joint ventures	2,175	2,175
Intangible assets, net	9,563	11,021
Other noncurrent assets	6,633	8,244
Total assets	$536,045	$565,599
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,324	$47,479
Accrued payrolls and employee benefits	19,649	22,768
Debt – current portion	46,163	19,335
Asbestos liability – current portion	21,000	18,000
Current liabilities held for sale	278	0
Other current liabilities	29,063	37,089
Total current liabilities	167,477	144,671
Employee benefit obligations	73,099	79,750
Asbestos liability	110,220	131,750
Long-term debt	31,891	46,818
Deferred income tax liabilities	385	433
Other noncurrent liabilities	2,190	416
Total liabilities	385,262	403,838
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,495 shares in 2018 and 12,361 shares in 2017	12,495	12,361
Additional paid-in capital	154,650	152,992
Retained earnings	29,888	38,348
Accumulated other comprehensive loss	(50,218)	(44,760)
Total Ampco-Pittsburgh shareholders’ equity	146,815	158,941
Noncontrolling interest	3,968	2,820
Total shareholders’ equity	150,783	161,761
Total liabilities and shareholders’ equity	$536,045	$565,599

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$112,216	$103,886	$354,720	$317,952
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	98,408	87,346	301,741	264,179
Selling and administrative	14,512	14,218	44,799	44,648
Depreciation and amortization	5,683	5,451	17,357	17,019
Loss on disposal of assets	298	110	237	109
Total operating expenses	118,901	107,125	364,134	325,955
Loss from operations	(6,685)	(3,239)	(9,414)	(8,003)
Other income (expense):
Investment-related income	440	34	507	105
Interest expense	(1,082)	(778)	(2,975)	(2,683)
Other – net	1,671	276	5,022	(39)
	1,029	(468)	2,554	(2,617)
Loss before income taxes and equity income in joint venture	(5,656)	(3,707)	(6,860)	(10,620)
Income tax (provision) benefit	(800)	1,804	(907)	1,771
Equity income in joint venture	0	0	0	535
Net loss	(6,456)	(1,903)	(7,767)	(8,314)
Less: Net income attributable to noncontrolling interest	583	299	1,325	584
Net loss attributable to Ampco-Pittsburgh shareholders	$(7,039)	$(2,202)	$(9,092)	$(8,898)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.56)	$(0.18)	$(0.73)	$(0.72)
Diluted	$(0.56)	$(0.18)	$(0.73)	$(0.72)

Cash dividends declared per share	$0.00	$0.00	$0.00	$0.09

Weighted average number of common shares outstanding:
Basic	12,494	12,361	12,432	12,320
Diluted	12,494	12,361	12,432	12,320

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(6,456)	$(1,903)	$(7,767)	$(8,314)
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(1,102)	3,526	(4,801)	10,704
Unrecognized employee benefit costs (including effects of foreign currency translation)	138	(652)	417	(1,773)
Unrealized holding gains on marketable securities	0	136	0	423
Fair value of cash flow hedges	(198)	217	(519)	456
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	(42)	945	152	2,461
Realized gains from sale of marketable securities	0	(19)	0	(25)
Realized losses (gains) from settlement of cash flow hedges	46	(150)	(255)	(472)
Other comprehensive (loss) income	(1,158)	4,003	(5,006)	11,774
Comprehensive (loss) income	(7,614)	2,100	(12,773)	3,460
Less: Comprehensive income attributable to noncontrolling interest	794	440	1,502	656
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(8,408)	$1,660	$(14,275)	$2,804

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash flows used in operating activities	$(8,194)	$(15,946)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,803)	(9,744)
Proceeds from sale of investment in joint venture	0	1,000
Purchases of long-term marketable securities	(102)	(83)
Proceeds from sale of long-term marketable securities	247	245
Net cash flows used in investing activities	(8,658)	(8,582)

Cash flows from financing activities:
Dividends paid	(35)	(2,236)
Deferred financing costs (Note 7)	(477)	0
Repayment of debt	(132)	(730)
Proceeds from Revolving Credit and Security Agreement	23,000	23,339
Payments on Revolving Credit and Security Agreement	(29,500)	(3,000)
Proceeds from sale and leaseback financing arrangement (Note 7)	19,000	0
Repayments on sale and leaseback financing arrangement (Note 7)	(141)	0
Proceeds from credit facility	0	8,795
Payments on credit facility	0	(15,941)
Net cash flows provided by financing activities	11,715	10,227

Effect of exchange rate changes on cash and cash equivalents	(785)	1,089
Net decrease in cash and cash equivalents	(5,922)	(13,212)
Cash and cash equivalents at beginning of period	20,700	38,579
Cash and cash equivalents at end of period	$14,778	$25,367

Supplemental information:
Income tax payments	$1,126	$988
Interest payments	$1,338	$956
Non-cash investing activities:
Purchases of property, plant and equipment included in accounts payable	$1,161	$1,947

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2018, and the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018, and 2017, and condensed consolidated statements of cash flows for the nine months ended September 30, 2018, and 2017, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results expected for the full year.

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

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of net periodic benefit cost in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. The amendment also allows only the service cost component of net periodic benefit cost to be eligible for capitalization, when applicable. The amended guidance does not change the amount of net periodic benefit cost to be recognized, only where it is to be recognized in the income statement. The amended guidance became effective for the Corporation on January 1, 2018, and was applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and other postretirement costs in the income statement. As permitted by the guidance, the Corporation used the amounts disclosed in its pension and other postretirement benefits footnote (Note 6) as the estimate to apply retrospectively. The Corporation has historically capitalized the service cost component of net periodic benefit cost to inventory, when applicable, and will continue to do so prospectively. The guidance did not affect the Corporation’s liquidity. The effect of the retrospective guidance on the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30, 2017
	Originally Presented	Reclassification for ASU 2017-07	As Adjusted
Costs of products sold (excluding depreciation and amortization)	$87,295	$51	$87,346
Selling and administrative	14,243	(25)	14,218
Loss from operations	(3,213)	(26)	(3,239)

Other – net	250	26	276
Other income (expense)	(494)	26	(468)

Loss before income taxes and equity income in joint venture	(3,707)	0	(3,707)

	Nine Months Ended September 30, 2017
	Originally Presented	Reclassification for ASU 2017-07	As Adjusted
Costs of products sold (excluding depreciation and amortization)	$263,975	$204	$264,179
Selling and administrative	44,444	204	44,648
Loss from operations	(7,595)	(408)	(8,003)

Other – net	(447)	408	(39)
Other income (expense)	(3,025)	408	(2,617)

Loss before income taxes and equity income in joint venture	(10,620)	0	(10,620)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance became effective for the Corporation on January 1, 2018, and did not impact the presentation of its cash flow statement, and it did not affect the Corporation’s financial position, operating results or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 and its related amendments outline a single comprehensive model to account for revenue from customer contracts and establish principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company’s contracts with customers. In accordance with Topic 606, a company recognizes revenue when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration a company expects to be entitled to receive in exchange for those goods or services. It also requires comprehensive disclosures regarding revenue recognition. The guidance became effective January 1, 2018, and could have been implemented on either a full or modified retrospective basis (cumulative-effect adjustment to January 1, 2018 retained earnings). The Corporation adopted the guidance using the modified retrospective approach and by applying it to those contracts that were not completed as of January 1, 2018. There was, however, no cumulative-effect adjustment to the Corporation’s retained earnings as of January 1, 2018, since the new guidance did not change the Corporation’s timing of revenue recognition, which continues to be at a point in time. See Note 15 for the additional disclosures.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit and other postretirement plans. The amended guidance eliminates certain disclosures associated with accumulated other comprehensive income (loss), plan assets, related parties, and the effects of interest rate basis point changes on assumed health care costs. Additionally, new disclosure requirements have been added to address significant gains and losses related to changes in benefit obligations. The guidance becomes effective for interim and annual periods beginning after December 15, 2020; however, early adoption is permitted. All amendments are required to be adopted on a retrospective basis for all periods presented. The Corporation is currently evaluating the impact the guidance will have on its disclosures. The new guidance will not affect the Corporation’s financial position, operating results or liquidity.

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which requires several changes to the hierarchy associated with Level 1, 2 and 3 fair value measurements and the related disclosure requirements. The guidance becomes effective for interim and annual periods beginning after December 15, 2019; however, early adoption is permitted. The Corporation is currently evaluating the impact the guidance will have on its disclosures. The new guidance will not affect the Corporation’s financial position, operating results or liquidity.

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

At September 30, 2018, and December 31, 2017, approximately 33% and 42% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2018	December 31, 2017
Raw materials	$22,113	$24,249
Work-in-process	44,459	42,840
Finished goods	22,705	24,083
Supplies	17,925	16,389
Inventories	$107,202	$107,561

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2018	December 31, 2017
Land and land improvements	$11,692	$12,172
Buildings	66,998	68,572
Machinery and equipment	340,447	340,396
Construction-in-process	6,612	5,019
Other	7,330	7,193
	433,079	433,352
Accumulated depreciation and amortization	(231,409)	(218,372)
Property, plant and equipment, net	$201,670	$214,980

The majority of the assets of the Corporation, except real property, is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 7). Land and buildings of Union Electric Steel UK Limited (“UES-UK”), equal to approximately $2,733 (£2,098) at September 30, 2018, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 6). The gross value of assets under capital lease and the related accumulated amortization as of September 30, 2018, approximated $3,465 and $1,023, respectively, and at December 31, 2017, approximated $4,082 and $1,101, respectively.

4.	Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2018	December 31, 2017
Customer relationships	$6,271	$6,543
Developed technology	4,339	4,429
Trade name	2,507	2,696
	13,117	13,668
Accumulated amortization	(3,554)	(2,647)
Intangible assets, net	$9,563	$11,021

The value of intangible assets changed between the periods due to the movement of $177 from intangible assets to current assets held for sale (Note 18) and changes in foreign currency exchange rates used to translate intangible assets from local currency to the U.S. dollar. Amortization expense for the three months ended September 30, 2018, and 2017, was $300 and $309, respectively. Amortization expense for the nine months ended September 30, 2018, and 2017, was $922 and $908, respectively.

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2018	December 31, 2017
Customer-related liabilities	$16,113	$18,512
Accrued interest payable	2,743	2,697
Accrued sales commissions	1,995	2,301
Other	8,212	13,579
Other current liabilities	$29,063	$37,089

Included in customer-related liabilities are costs expected to be incurred with respect to product warranties and customer deposits. The Corporation provides a limited warranty on its products, known as assurance type warranties, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percent of sales adjusted for potential claims when a liability is probable and for known claims. Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of the period	$10,122	$12,117	$11,702	$11,521
Satisfaction of warranty claims	(982)	(1,169)	(2,616)	(2,889)
Provision for warranty claims	508	1,011	2,496	2,964
Reversal of unneeded provision for warranty claims	(312)	0	(1,916)	0
Other, primarily impact from changes in foreign currency exchange rates	(17)	328	(347)	691
Balance at end of the period	$9,319	$12,287	$9,319	$12,287

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition, and are recorded as an other current liability on the balance sheet. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year. Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of the period	$4,889	$7,849	$4,573	$6,786
Satisfaction of performance obligations	(2,027)	(3,070)	(7,176)	(9,495)
Receipt of additional deposits	1,871	1,769	7,384	9,228
Other, primarily changes in foreign currency exchange rates	(88)	113	(136)	142
Balance at end of the period	$4,645	$6,661	$4,645	$6,661

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

Contributions were as follows:

	Nine Months Ended September 30,
	2018	2017
Foreign defined benefit pension plans	$1,308	$1,323
Other postretirement benefits (e.g., net payments)	880	852
U.K. defined contribution pension plan	270	223
U.S. defined contribution plan	1,991	1,788

Net periodic pension and other postretirement costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans	2018	2017	2018	2017
Service cost	$193	$417	$1,002	$1,238
Interest cost	2,181	2,113	6,292	6,310
Expected return on plan assets	(3,356)	(3,122)	(9,959)	(9,377)
Amortization of prior service cost	10	12	35	39
Amortization of actuarial loss	308	1,145	1,163	3,083
Curtailment loss	0	0	21	0
Net benefit (income) cost	$(664)	$565	$(1,446)	$1,293

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2018	2017	2018	2017
Service cost	$65	$81	$340	$263
Interest cost	340	474	1,058	1,377
Expected return on plan assets	(629)	(568)	(1,959)	(1,662)
Amortization of prior service credit	(82)	0	(255)	0
Amortization of actuarial loss	182	195	566	562
Net benefit (income) cost	$(124)	$182	$(250)	$540

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2018	2017	2018	2017
Service cost	$114	$16	$342	$369
Interest cost	124	124	371	428
Amortization of prior service credit	(402)	(401)	(1,205)	(1,205)
Amortization of actuarial gain	(58)	(6)	(173)	(18)
Net benefit income	$(222)	$(267)	$(665)	$(426)

7.	Borrowing Arrangements

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

In 2018, the banks provided their consent to a sale and leaseback financing transaction, whereby Union Electric Steel Corporation (“UES”) sold certain of its real estate assets to Store Capital Acquisitions, LLC. In connection with providing the consent, the Credit Agreement was amended to increase the interest rate margin by one-half percent per annum for any borrowings, add certain additional reporting requirements regarding beneficial ownership of the Corporation, and update certain schedules to the Credit Agreement. All other material terms, conditions, and covenants with respect to the Credit Agreement remain unchanged.

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. As amended, amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.75% to 1.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of September 30, 2018, the Corporation had outstanding borrowings under the Credit Agreement of $13,803 (including £1,000 of European borrowings for its U.K. subsidiary). The average interest rate for the nine months ended September 30, 2018, was approximately 2.77%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 8). As of September 30, 2018, remaining availability under the Credit Agreement approximated $45,000, net of an availability reserve associated with proceeds from a sale and leaseback financing transaction. The availability from this reserve will be used toward the settlement of the promissory notes and interest due in March 2019.

Borrowings outstanding under the Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2018.

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES would lease the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, of (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement.

The sale and leaseback financing transaction does not qualify for sale and leaseback accounting due to UES’ ability to repurchase the Properties in 2025. Accordingly, the net asset value of the Properties is not removed and a gain or loss on the sale of the Properties is not recognized. Instead, proceeds are recognized as a debt obligation on the condensed consolidated balance sheet.

Gross proceeds equaled $19,000. The initial annual payment approximates $1,644, due monthly in advance, which is included in debt – current portion on the condensed consolidated balance sheet. Annual payments will increase each anniversary date by an amount equal to the lesser of 2% or 1.25% of the change in the consumer price index, as defined in the lease agreement. Deferred financing fees of approximately $477 were incurred, which are recognized as a reduction of the financing obligation, and are being amortized over seven years.

Outstanding borrowings of the Corporation as of September 30, 2018, and December 31, 2017, consisted of the following:

	September 30, 2018	December 31, 2017
Industrial Revenue Bonds ("IRB")	$13,311	$13,311
Promissory notes (and interest)	25,917	25,395
Revolving Credit and Security Agreement	13,803	20,349
Sale and leaseback financing obligation	18,382	0
Minority shareholder loan	4,899	5,325
Capital leases	1,742	1,773
Outstanding borrowings	78,054	66,153
Debt - current portion	(46,163)	(19,335)
Long-term debt	$31,891	$46,818

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2018, approximated $21,354, the majority of which serves as collateral for the IRB debt. In addition, the Corporation issued two surety bonds approximating $4,000 (SEK 33,900) to guarantee certain obligations under a credit insurance arrangement for certain of its foreign pension commitments.

See Note 9 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

9.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2018, approximately $34,130 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2020.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2018, approximately 51% or $2,682 of anticipated copper purchases over the next 10 months and 56% or $540 of anticipated aluminum purchases over the next six months are hedged.

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

As of September 30, 2018, the Corporation has purchase commitments covering 47% or $235 of anticipated natural gas usage for the remainder of 2018 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $233 and $1,051, respectively, for the three and nine months ended September 30, 2018. There were no purchases of natural gas under previously existing commitments for the three and nine months ended September 30, 2017.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

(Losses) gains on foreign exchange transactions included in other income (expense) approximated $(5) and $87 for the three months ended September 30, 2018, and 2017, respectively, and $(1,707) and $(616) for the nine months ended September 30, 2018, and 2017, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2018	December 31, 2017
Fair value hedge contracts	Other current assets	$126	$961
	Other noncurrent assets	52	0
	Other current liabilities	736	89
	Other noncurrent liabilities	55	1
Fair value hedged items	Receivables	177	(269)
	Other current assets	720	169
	Other noncurrent assets	165	16
	Other current liabilities	62	907
	Other noncurrent liabilities	0	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2018, and 2017, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to deferred income tax assets being fully valued in the related jurisdictions.

Three Months Ended September 30, 2018	Accumulated Other Comprehensive Income (Loss) Beginning of the Period	Plus Recognized as Comprehensive Income (Loss)	Less Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Accumulated Other Comprehensive Income (Loss) End of the Period
Foreign currency purchase contracts	$230	$0	$7	$223
Futures contracts – copper and aluminum	(113)	(198)	(53)	(258)
	$117	$(198)	$(46)	$(35)
Three Months Ended September 30, 2017
Foreign currency purchase contracts	$203	$0	$11	$192
Futures contracts – copper and aluminum	265	217	139	343
	$468	$217	$150	$535
Nine Months Ended September 30, 2018
Foreign currency purchase contracts	$239	$0	$16	$223
Futures contracts – copper and aluminum	500	(519)	239	(258)
	$739	$(519)	$255	$(35)
Nine Months Ended September 30, 2017
Foreign currency purchase contracts	$216	$0	$24	$192
Futures contracts – copper and aluminum	335	456	448	343
	$551	$456	$472	$535

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations	12 Months	2018	2017	2018	2017
Foreign currency purchase contracts	Depreciation and amortization	$27	$7	$11	$16	$24
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(258)	(53)	139	239	448

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2018, and 2017, is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Unrealized Holding Gains on Marketable Securities	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2018, as originally presented	$(11,932)	$(34,196)	$632	$739	$(44,757)
Cumulative effect of ASU 2016-01	0	0	(632)	0	(632)
Balance at January 1, 2018, adjusted	(11,932)	(34,196)	0	739	(45,389)
Net Change	(4,801)	569	0	(774)	(5,006)
Balance at September 30, 2018	$(16,733)	$(33,627)	$0	$(35)	$(50,395)

Balance at January 1, 2017	$(22,973)	$(38,636)	$59	$551	$(60,999)
Net Change	10,704	688	398	(16)	11,774
Balance at September 30, 2017	$(12,269)	$(37,948)	$457	$535	$(49,225)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss). There was no income tax benefit or expense associated with the various components of other comprehensive income (loss) for any of the periods, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time. On January 1, 2018, ASU 2016-01 became effective, which requires entities to record changes in fair value for certain investments in equity securities through net income (loss) versus other comprehensive income (loss). Accordingly, no amounts for changes in fair value of the Corporation’s marketable securities were reclassified from accumulated other comprehensive loss to net loss for the three or nine months ended September 30, 2018. For the three or nine months ended September 30, 2017, the Corporation reclassified an insignificant amount of realized gains from the sale of marketable securities to the condensed consolidated statement of operations. Prior year amounts for the amortization of unrecognized employee benefit costs have been adjusted to include the effects of ASU 2017-07, which became effective on January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of unrecognized employee benefit costs:
Other income	$(42)	$945	$152	$2,461
Income tax provision	0	0	0	0
Net of tax	$(42)	$945	$152	$2,461
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(11)	$(16)	$(24)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	53	(139)	(239)	(448)
Total before income tax	46	(150)	(255)	(472)
Income tax provision	0	0	0	0
Net of tax	$46	$(150)	$(255)	$(472)

11.	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended September 30, 2018, and 2017, equaled $146 and $644, respectively. Stock-based compensation expense for the nine months ended September 30, 2018, and 2017, equaled $1,258 and $1,980, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2018, and December 31, 2017, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2018
Investments
Other noncurrent assets	$4,171	$0	$0	$4,171
Foreign currency exchange contracts
Other current assets	0	846	0	846
Other noncurrent assets	0	217	0	217
Other current liabilities	0	798	0	798
Other noncurrent liabilities	0	55	0	55
As of December 31, 2017
Investments
Other noncurrent assets	$4,204	$0	$0	$4,204
Foreign currency exchange contracts
Other current assets	0	1,130	0	1,130
Other noncurrent assets	0	16	0	16
Other current liabilities	0	996	0	996
Other noncurrent liabilities	0	1	0	1

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

In response to the Tax Reform, Staff Accounting Bulletin No. 118 (SAB 118) was issued in 2018 to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform. As of December 31, 2017, in accordance with SAB 118, the Corporation had made a reasonable estimate of the:  (i) one-time repatriation transition tax; (ii) increased bonus depreciation for assets placed in service on or after September 27, 2017; and (iii) effects on the Corporation’s existing deferred tax balances, but had not completed its full accounting for the tax effects of the Tax Reform. The Corporation anticipates U.S. regulatory agencies may issue further regulations, which may alter this estimate. Accordingly, the Corporation will continue to analyze the Tax Reform and refine its provisional amounts, which could potentially impact the measurement of its tax balances. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118. Additionally, the Corporation is continuing to analyze its earnings and profits in foreign jurisdictions and its deferred tax balances.

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

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments. Other expense, including corporate costs, for the three and nine months ended September 30, 2018, includes higher pension and other postretirement benefit income of approximately $1,300 and $3,600, respectively, when compared to the three and nine months ended September 30, 2017. Additionally, for the nine months ended September 30, 2018, other expense, including corporate costs, includes the impact of a favorable contractual settlement with a third party of approximately $2,425. Prior year amounts have been adjusted to include the effects of ASU 2017-07, which became effective on January 1, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Forged and Cast Engineered Products	$88,090	$81,679	$284,984	$251,739
Air and Liquid Processing	24,126	22,207	69,736	66,213
Total Reportable Segments	$112,216	$103,886	$354,720	$317,952
(Loss) income before income taxes:
Forged and Cast Engineered Products	$(5,395)	$(1,470)	$(5,983)	$(2,639)
Air and Liquid Processing	2,965	2,419	8,972	7,780
Total Reportable Segments	(2,430)	949	2,989	5,141
Other expense, including corporate costs	(3,226)	(4,656)	(9,849)	(15,761)
Total	$(5,656)	$(3,707)	$(6,860)	$(10,620)

15.	Revenue

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

Likelihood of collectability is assessed prior to acceptance of an order. In certain circumstances, the Corporation may require a deposit from the customer, a letter of credit, or another form of assurance for payment. An allowance for doubtful accounts is maintained based on historical experience. Payment terms are standard to the industry and generally require payment 30 days after title transfers to the customer.

There are no customer-acceptance provisions other than customer inspection and testing prior to shipment. Post-shipment obligations are insignificant. The Corporation provides assurance type warranties. A warranty that goes beyond ensuring basic functionality is considered a service type warranty, which the Corporation does not provide. Assurance type warranties are not accounted for as separate performance obligations under Topic 606.

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

Net sales and (loss) income before income taxes and equity income in joint venture by geographic area for the three and nine months ended September 30, 2018, and 2017, were as outlined below. When disaggregating revenue, consideration was given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Net Sales				(Loss) Income Before Income Taxes and Equity Income in Joint Venture
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
United States	$53,713	$55,940	$177,865	$172,032	$(3,208)	$(4,263)	$(6,730)	$(14,954)
Foreign	58,503	47,946	176,855	145,920	(2,448)	556	(130)	4,334
	$112,216	$103,886	$354,720	$317,952	$(5,656)	$(3,707)	$(6,860)	$(10,620)

Substantially all of the foreign net sales for each of the periods are attributable to the Forged and Cast Engineered Products segment. Net sales by product line for the three and nine months ended September 30, 2018, and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Forged and cast mill rolls	$64,983	$63,677	$207,398	$189,649
Forged engineered products	23,107	18,002	77,586	62,090
Heat exchange coils	7,132	8,279	20,858	21,714
Centrifugal pumps	9,790	7,522	27,554	27,682
Air handling systems	7,204	6,406	21,324	16,817
	$112,216	$103,886	$354,720	$317,952

16.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. The Third Circuit Court of Appeals reversed the District Court’s decision to compel arbitration on August 29, 2018. The plaintiffs filed a petition for a rehearing, which was denied. The parties will proceed to litigating the merits of the case at the United States District Court for the Western District of Pennsylvania. While no assurance can be given as to the ultimate outcome of this matter, the Corporation believes that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (“Asbestos Liability”). Air & Liquid, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against the subsidiaries and the Corporation for the nine months ended September 30, 2018, and 2017 (claims not in thousands):

	Nine Months Ended September 30,
	2018	2017
Total claims pending at the beginning of the period	6,907	6,618
New claims served	970	1,037
Claims dismissed	(1,030)	(627)
Claims settled	(304)	(283)
Total claims pending at the end of the period (1)	6,543	6,745
Gross settlement and defense costs (in 000’s)	$18,530	$16,518
Avg. gross settlement and defense costs per claim resolved (in 000’s)	$13.89	$18.15

(1)

Included as “open claims” are approximately 678 and 480 claims, respectively, as of September 30, 2018, and 2017, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Based on the analyses described above, the Corporation’s reserve at December 31, 2016, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2026, was $171,181 of which approximately 70% was attributable to settlement costs for unasserted claims projected to be filed through 2026 and future defense costs. The reserve at September 30 2018, was $131,220. It is reasonably possible that the Corporation will incur additional charges for Asbestos Liability and defense costs in excess of the amounts currently reserved.

The Corporation’s receivable at December 31, 2016, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2016, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $115,945 ($87,331 at September 30, 2018).

The following table summarizes activity relating to insurance recoveries.

	Nine Months Ended September 30,
	2018	2017
Insurance receivable – asbestos, beginning of the year	$100,342	$115,945
Settlement and defense costs paid by insurance carriers	(13,011)	(12,054)
Insurance receivable – asbestos, end of the period	$87,331	$103,891

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $330 at September 30, 2018, is considered adequate based on information known to date.

18.	Subsequent Event

On October 31, 2018, the Corporation sold certain net assets of the Vertical Seal division of Akers National Roll Company, a subsidiary of the Corporation, to Roser Technologies, Inc. and WIR II, LLC for approximately net book value. As part of the Forged and Cast Engineered Products segment, Vertical Seal manufactured custom-designed parts and provided specialty services to rolling mill customers located throughout North America. The asset held for sale criteria as set forth in ASC 360, Property, Plant and Equipment, were met as of September 30, 2018; accordingly, the assets and liabilities of Vertical Seal have been presented separately as current assets held for sale and current liabilities held for sale in the accompanying condensed consolidated balance sheet. The sale of Vertical Seal does not qualify as a discontinued operation as it does not represent a strategic shift that has (or will have) a major effect on the Corporation’s operations and financial results.

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

The Forged and Cast Engineered Products segment had been operating at levels significantly below capacity and, in April 2017, we temporarily idled a portion of one of our cast roll plants. With respect to the roll market, the market conditions in the United States and Europe have improved as protectionist acts have financially strengthened our customer base. However, recent tariffs imposed on steel ingots from Canada continue to adversely impact our Canadian operations and has impacted the cost structure of our forged engineered products. The Corporation, however, is continuing to seek relief through available government channels. With respect to the oil and gas market, while demand for product is typically correlated to the market price of oil and gas, which remains elevated, order intake has slowed due to inventory adjustments in the supply chain.

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

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net sales were $112,216 and $103,886, and $354,720 and $317,952, for the three and nine months ended September 30, 2018, and 2017, respectively. Backlog approximated $355,924 at September 30, 2018, versus $326,379 as of December 31, 2017, and $331,639 at September 30, 2017. A discussion of sales and backlog for our two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was higher for the three and nine months ended September 30, 2018, when compared to the three and nine months ended September 30, 2017. The increase is primarily due to unabsorbed costs for our Canadian operations which is being adversely affected by tariffs, loss of a key customer due to a plant closure, and lower margins due to product mix. While our other forged and cast operations are being impacted by lower production levels, a higher volume of shipments and improved pricing helped to offset the impact.

Selling and administrative expenses were comparable for the three and nine months ended September 30, 2018, and 2017. The current year-to-date period benefitted from lower employee-related costs, research and development expense and corporate-related costs offset by higher commissions associated with the higher level of sales. By comparison, the prior year-to-date period included proceeds from the recovery of a portion of a trade receivable associated with a customer in bankruptcy.

Loss from operations for the three months ended September 30, 2018, and 2017, approximated $6,685 and $3,239, and $9,414 and $8,003 for the nine months ended September 30, 2018, and 2017, respectively. A discussion of operating results for our two segments is included below.

Forged and Cast Engineered Products. Sales for the Forged and Cast Engineered Products segment for the three and nine months ended September 30, 2018, increased 7.8% and 13.2%, respectively, compared to the same periods of the prior year. The current year periods benefited from higher sales of mill rolls and forged engineered products. While sales of frac blocs declined for each of the periods, primarily due to excess inventory in the supply chain, and certain export product from our Canadian operations was negatively impacted by tariffs imposed by the United States on imports of steel products, sales of other forged engineered products, primarily within Canada, increased. Operating results for the three and nine months ended September 30, 2018, declined compared to the same periods of the prior year, particularly for our Canadian operations which have been affected by the tariffs and changes in product mix. Segment results were also negatively impacted by unabsorbed costs, higher operating costs and, particularly for the third quarter, equipment maintenance issues. The prior year-to-date period includes proceeds of $1,322 for recovery of a portion of a trade receivable associated with a customer in bankruptcy. Backlog approximated $306,489 at September 30, 2018, against $285,941 as of December 31, 2017, and $284,285 at September 30, 2017. Backlog for mill rolls increased at September 30, 2018, when compared to each of the periods due to improved demand and pricing. By comparison, backlog for forged engineered products declined at September 30, 2018, from the earlier periods as a result of excess inventory in the oil and gas supply chain. Approximately $190,600 of the current backlog is expected to ship after 2018.

Air and Liquid Processing. Net sales for the three and nine months ended September 30, 2018, improved against the same periods of the prior year. Specifically, sales of air handling units for each of the current year periods exceeded the same periods of the prior year as a result of improved order intake. Sales of centrifugal pumps for the quarter benefited from a higher volume of shipments to U.S. Navy shipbuilders bringing year-to-date sales in line with the comparable prior year period. Sales of heat exchange coils continue to be adversely impacted by a lower volume of shipments to the nuclear and fossil-fueled power generation market. Operating income for the segment for the current year periods improved when compared to the same periods of the prior year due to a higher level of sales and product mix. Backlog approximated $49,435 at September 30, 2018, against $40,438 as of December 31, 2017, with each of the product lines benefiting from higher order intake. Backlog at the current period end was slightly better than a year ago due to a higher backlog for air handling units. Approximately $27,532 of the current backlog is expected to ship after 2018.

Investment-related income for the three and nine months ended September 30, 2018, includes a dividend of approximately $400 from the Corporation’s U.K./Chinese cast roll joint venture company. No dividends were received in 2017.

Interest expense for the current year periods exceeded the same periods of the prior year due to increased borrowings under our revolving credit facility. Higher interest expense for the current year-to-date period was partially offset by interest, fees and early termination costs incurred in the prior year associated with the repayment of debt assumed in connection with a 2016 acquisition.

Other income (expense) approximated $1,671 and $276 for the three months ended September 30, 2018, and 2017, and $5,022 and $(39) for the nine months ended September 30, 2018, and 2017 respectively. The quarter-over-quarter improvement is attributable principally to higher pension and other postretirement benefit income of approximately $1,300. The year-to-date improvement is primarily due to a contract settlement with a third party of approximately $2,425 and higher pension and other postretirement benefit income of approximately $3,600. The balance of the change between the periods is attributable to fluctuations in foreign exchange gains and losses.

Income tax (provision) benefit approximated $(800) and $1,804 for the three months ended September 30, 2018, and 2017, and $(907) and $1,771 for the nine months ended September 30, 2018, and 2017, respectively. The income tax provision for the current year periods includes income taxes associated with our profitable operations. An income tax benefit is not able to be recognized on losses of certain of our entities since they remain in a three-year cumulative loss position. The income tax provision for the nine months ended September 30, 2018, also includes: (i) a $1,242 benefit from the release of a valuation allowance previously established against the deferred income tax assets of one of our foreign subsidiaries on the basis that it was “more likely than not” the deferred income tax assets would be realized, (ii) a benefit for the carryback of additional 2017 tax losses of $986, and (iii) a refund of AMT credits of $433. The additional benefit was partially offset by recognition of a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $2,369. Specifically, in the first quarter of 2018, the Internal Revenue Service issued additional guidance with respect to certain provisions of the Tax Cuts and Jobs Act (the “Tax Reform”), which was enacted on December 22, 2017. The additional guidance allows a taxpayer to exclude the deemed repatriated earnings from the computation of net operating losses generated in tax year 2017 and, instead, record a one-time tax charge in tax year 2018. Since we intend to avail ourselves of the election, we recognized the additional refunds and recorded the one-time tax charge.

Net loss and earnings per common share for the three and nine months ended September 30, 2018, equaled $(7,039), or $(0.56) per common share, and $(9,092), or $(0.73) per common share, respectively. Net loss and earnings per common share for the three and nine months ended September 30, 2017, equaled $(2,202), or $(0.18) per common share, and $(8,898), or $(0.72) per common share, respectively.

Liquidity and Capital Resources

Net cash flows used in operating activities decreased for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The improvement is principally due to a reduction in trade working capital in the current year period for our forged engineered products due to a decline in business activity in 2018.

Net cash flows used in investing activities were comparable for the nine months ended September 30, 2018, and 2017. While capital expenditures for 2018 are less than the same period for 2017, the prior year period includes proceeds from the sale of a portion of our interest in a Chinese forged roll joint venture. As of September 30, 2018, commitments for future capital expenditures approximated $2,000 which is expected to be spent over the next 12-18 months.

Net cash flows provided by financing activities were comparable for the nine months ended September 30, 2018, and 2017. During the current year period, we completed a sale and leaseback financing transaction for $19,000. The majority of the proceeds were used to repay borrowings under our revolving credit facility. By comparison, a portion of our borrowings under the credit facility in 2017 were used to repay debt assumed in connection with a 2016 acquisition. Additionally, net cash flows provided by financing activities for the nine months ended September 30, 2017, included payment of dividends which were subsequently suspended in June 2017. Dividends paid in 2018 represent dividends paid on restricted stock issued prior to June 2017 that vested in 2018.

As a result of the above, cash and cash equivalents decreased by $5,922 in 2018, and ended the period at $14,778 (of which approximately $10,027 is held by foreign operations) in comparison to $20,700 at December 31, 2017 (of which approximately $15,809 was held by foreign operations). Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility are expected to be sufficient to finance our operational and capital expenditure requirements and to repay our financial obligations. As of September 30, 2018, remaining availability under the revolving credit facility approximated $45,000, net of an availability reserves associated with the proceeds from the sale and leaseback financing transaction. The availability from this reserve will be used toward the settlement of promissory notes and interest due in March 2019. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018.

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

Items 2-5	None
Item 6	Exhibits

(10.1)	Master Lease Agreement between Union Electric Steel Corporation and Store Capital Acquisitions, LLC, dated September 28, 2018, filed herewith.
(10.2)	Unconditional Guaranty of Payment and Performance between Ampco-Pittsburgh Corporation and Store Capital Acquisitions, LLC, dated September 28, 2018, filed herewith.
(10.3)

Third Amendment to the Revolving Credit and Security Agreement, dated September 28, 2018, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, guarantors and other agents party thereto, filed herewith.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 9, 2018	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 9, 2018	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer