Form 10-Q
period 2019-03-31
AMPCO PITTSBURGH CORP
filed 2019-05-10
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	AP	New York Stock Exchange

On May 3, 2019, 12,513,269 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,443	$19,713
Receivables, less allowance for doubtful accounts of $1,028 in 2019 and $978 in 2018	86,557	69,448
Inventories	93,433	94,196
Insurance receivable – asbestos	17,000	17,000
Other current assets	6,085	7,271
Current assets of discontinued operations	17,754	20,238
Total current assets	231,272	227,866
Property, plant and equipment, net	173,492	185,661
Operating lease right-of-use assets	5,823	0
Insurance receivable – asbestos	133,093	135,508
Deferred income tax assets	2,934	3,188
Intangible assets, net	8,527	9,225
Investments in joint ventures	2,175	2,175
Other noncurrent assets	7,935	7,496
Total assets	$565,251	$571,119
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,807	$38,900
Accrued payrolls and employee benefits	19,031	20,380
Debt – current portion	19,256	45,728
Operating lease liabilities – current portion	518	0
Asbestos liability – current portion	24,000	24,000
Other current liabilities	29,918	28,987
Current liabilities of discontinued operations	9,786	9,458
Total current liabilities	148,316	167,453
Employee benefit obligations	66,443	72,658
Asbestos liability	201,133	203,922
Deferred income tax liabilities	256	164
Long-term debt	58,061	31,881
Noncurrent operating lease liabilities	5,305	0
Other noncurrent liabilities	2,003	2,072
Total liabilities	481,517	478,150
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 20,000 shares; issued and outstanding 12,513 shares in 2019 and 12,495 shares in 2018	12,513	12,495
Additional paid-in capital	155,283	154,889
Retained deficit	(45,503)	(30,355)
Accumulated other comprehensive loss	(44,421)	(49,434)
Total Ampco-Pittsburgh shareholders’ equity	77,872	87,595
Noncontrolling interest	5,862	5,374
Total shareholders’ equity	83,734	92,969
Total liabilities and shareholders’ equity	$565,251	$571,119

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$107,494	$106,415
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	90,221	87,653
Selling and administrative	13,885	14,856
Depreciation and amortization	5,259	5,600
Impairment charge	10,082	0
Loss on disposal of assets	6	83
Total operating expenses	119,453	108,192
Loss from continuing operations	(11,959)	(1,777)
Other income (expense):
Investment-related income	40	24
Interest expense	(1,285)	(873)
Other – net	1,296	3,621
	51	2,772
(Loss) income from continuing operations before income taxes	(11,908)	995
Income tax (provision) benefit	(643)	463
Net (loss) income from continuing operations	(12,551)	1,458
Loss from discontinued operations, net of tax	(2,242)	(69)
Net (loss) income	(14,793)	1,389
Less: Net income attributable to noncontrolling interest	355	448
Net (loss) income attributable to Ampco-Pittsburgh	$(15,148)	$941

Net (loss) income from continuing operations per common share:
Basic	$(1.00)	$0.12
Diluted	$(1.00)	$0.12

Loss from discontinued operations, net of tax, per common share:
Basic	$(0.18)	$(0.01)
Diluted	$(0.18)	$(0.01)

Net (loss) income per common share attributable to Ampco-Pittsburgh:
Basic	$(1.21)	$0.08
Diluted	$(1.21)	$0.08

Weighted average number of common shares outstanding:
Basic	12,497	12,362
Diluted	12,497	12,379

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(14,793)	$1,389
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	449	2,498
Unrecognized employee benefit costs (including effects of foreign currency translation)	4,149	(413)
Fair value of cash flow hedges	268	(315)
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	161	130
Realized losses (gains) from settlement of cash flow hedges	119	(209)
Other comprehensive income	5,146	1,691
Comprehensive (loss) income	(9,647)	3,080
Less: Comprehensive income attributable to noncontrolling interest	488	599
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(10,135)	$2,481

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2018	$12,361	$152,992	$38,980	$(45,392)	$2,820	$161,761
Stock-based compensation		444				444
Comprehensive income:
Net income			941		448	1,389
Other comprehensive income				1,540	151	1,691
Comprehensive income					599	3,080
Other	1	(1)		1		1
Balance March 31, 2018	$12,362	$153,435	$39,921	$(43,851)	$3,419	$165,286

Balance January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		340				340
Comprehensive (loss) income:
Net (loss) income			(15,148)		355	(14,793)
Other comprehensive income				5,013	133	5,146
Comprehensive income (loss)					488	(9,647)
Issuance of common stock including excess tax benefits of $0	18	54				72
Balance March 31, 2019	$12,513	$155,283	$(45,503)	$(44,421)	$5,862	$83,734

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net cash flows used in operating activities - continuing operations	$(7,089)	$(9,600)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,379)	(1,453)
Purchases of long-term marketable securities	(12)	(89)
Proceeds from sale of long-term marketable securities	80	128
Net cash flows used in investing activities - continuing operations	(1,311)	(1,414)

Cash flows from financing activities:
Repayment of debt	(27,080)	(178)
Proceeds from Revolving Credit and Security Agreement	29,217	16,052
Payments on Revolving Credit and Security Agreement	(3,500)	0
Funding of discontinued operations	573	(2,256)
Net cash flows (used in) provided by financing activities - continuing operations	(790)	13,618

Effect of exchange rate changes on cash and cash equivalents	(80)	142

Cash flows from discontinued operations:
Net cash flows provided by (used in) operating activities - discontinued operations	108	(1,252)
Net cash flows used in investing activities - discontinued operations	(264)	(1,496)
Net cash flows (used in) provided by financing activities - discontinued operations	(573)	2,256
Net cash flows used in discontinued operations	(729)	(492)

Net (decrease) increase in cash and cash equivalents	(9,999)	2,254
Cash and cash equivalents at beginning of period	20,837	20,700
Cash and cash equivalents at end of period	10,838	22,954
Less: cash and cash equivalents of discontinued operations	(395)	(1,552)
Cash and cash equivalents of continuing operations at end of period	$10,443	$21,402

Supplemental information:
Income tax payments	$212	$82
Interest payments	$370	$240
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$780	$737
Finance lease right-of-use assets exchanged for lease liabilities	$453	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2019, and the condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three months ended March 31, 2019, and 2018, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results expected for the full year.

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). See Note 2. Accordingly, the Corporation has presented the assets and liabilities of ASW as of March 31, 2019, and December 31, 2018, and its operating results and cash flows for the three months ended March 31, 2019, and 2018, as discontinued operations in the accompanying financial statements. All footnotes exclude balances and activity of ASW unless otherwise noted.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging, which amends and simplifies existing guidance to allow companies to present more accurately the economic effects of risk management activities in the financial statements. The amended guidance became effective for the Corporation on January 1, 2019, and did not affect the Corporation’s financial position, operating results or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases other than those with a term less than one year and to disclose key information about certain leasing arrangements. The guidance became effective for the Corporation on January 1, 2019, and was applied on a modified retrospective basis (cumulative-effect adjustment to January 1, 2019 retained earnings). An operating lease ROU asset and operating lease liability equal to the present value of lease payments of $5,893 was recorded as of January 1, 2019. There was no cumulative-effect adjustment to the Corporation’s retained earnings as of January 1, 2019, since initial direct costs were insignificant. See Note 4 and Note 7, respectively, for the finance lease ROU assets recorded within Property, Plant and Equipment and the finance lease liabilities recorded within Debt as of March 31, 2019. ASU 2016-02 also provides an election for practical expedients which permit an entity not to reassess whether any expired or existing contracts contain leases, to carry forward the existing lease classification, and not to reassess initial direct costs associated with existing leases. The Corporation applied these practical expedients as part of its adoption. The new guidance did not affect the Corporation’s operating results or liquidity.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements applicable to the Corporation.

2.	Discontinued Operations and Disposition

In 2016, the Corporation purchased the stock of ASW, a specialty steel producer based in Canada. The acquisition supported the Corporation’s diversification efforts in the open-die forging market. Loss of significant U.S. business due to a combination of tariffs imposed by the United States on imports of primary steel and loss of a key customer as a result of a plant closure have resulted in significant losses for the Canadian operation. In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW. While the Corporation will continue to service the open-die forged products market, it will not have a dedicated supply of required specialty steel through a back-end integration of ASW. Additionally, the Corporation will no longer manufacture and supply primary specialty steels to customers in the non-roll opened and closed die forgings and rebar markets and will exit the Canadian market.

Collectively, the sale of ASW represents a strategic shift that will have a major impact on the Corporation’s operations and financial results. As of December 31, 2018, the “asset held for sale” and “discontinued operations” criteria were met. Accordingly, as set forth in ASC 205, Presentation of Financial Statements, the assets and liabilities of ASW have been presented separately as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018. The assets and liabilities of ASW are classified as current because the Corporation expects to complete the sale in 2019. Additionally, the operating results and cash flows of ASW have been presented as discontinued operations, for the current and prior year period, in the accompanying condensed consolidated statements of operations and statements of cash flows. Previously, the operating results of ASW were included in the operating results of the Forged and Cast Engineered Products segment.

The assets and liabilities of ASW were as follows as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$395	$1,124
Receivables	7,303	6,928
Inventories	11,780	13,764
Other assets	1,463	1,708
Property, plant and equipment, net	11,813	11,714
Estimated charge for impairment	(15,000)	(15,000)
Current assets of discontinued operations	$17,754	$20,238

Accounts payable	$9,123	$8,890
Accrued payrolls and employee benefits	140	178
Other current liabilities	523	390
Current liabilities of discontinued operations	$9,786	$9,458

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations for the three months ended March 31:

	2019	2018
Net sales	$15,045	$22,334
Costs of products sold (excluding depreciation and amortization)	16,758	20,776
Selling and administrative	549	617
Depreciation and amortization	0	305
Gain on disposal of assets	0	(38)
(Loss) income from discontinued operations	(2,262)	674
Other income (expense)	20	(721)
Loss from discontinued operations before income taxes	(2,242)	(47)
Income tax provision	0	(22)
Loss from discontinued operations, net of tax	$(2,242)	$(69)

Net sales for the three months ended March 31, 2019, and 2018, include $3,138 and $13,672, respectively, of products sold by ASW to Union Electric Steel Corporation (“UES”), a subsidiary of the Corporation. Costs of products sold (excluding depreciation and amortization) approximated the same. In connection with the sale, the Corporation expects to enter into a long-term supply agreement for the supply of steel ingots.

Additionally, in March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of the Corporation’s Avonmore, Pennsylvania, cast roll manufacturing facility owned by Akers National Roll Company. In connection with the anticipated disposal, the Corporation recognized an impairment loss of $10,082 to record the assets to their estimated net realizable value. See Note 18.

3.	Inventories

At March 31, 2019, and December 31, 2018, approximately 33% and 36%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2019	December 31, 2018
Raw materials	$20,813	$19,615
Work-in-process	42,311	42,339
Finished goods	18,757	20,650
Supplies	11,552	11,592
Inventories	$93,433	$94,196

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2019	December 31, 2018
Land and land improvements	$9,934	$10,207
Buildings	62,113	65,425
Machinery and equipment	321,146	332,378
Construction-in-process	4,289	3,499
Other	6,811	6,813
	404,293	418,322
Accumulated depreciation and amortization	(230,801)	(232,661)
Property, plant and equipment, net	$173,492	$185,661

The majority of the assets of the Corporation, except real property, is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 7). Land and buildings of Union Electric Steel UK Limited (“UES-UK”), equal to approximately $2,733 (£2,098) at March 31, 2019, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). The gross value of finance lease ROU assets and the related accumulated amortization as of March 31, 2019, approximated $3,687 and $967, respectively, and at December 31, 2018, approximated $3,716 and $1,340, respectively.

5.	Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2019	December 31, 2018
Customer relationships	$6,019	$6,234
Developed technology	4,105	4,322
Trade name	2,371	2,497
	12,495	13,053
Accumulated amortization	(3,968)	(3,828)
Intangible assets, net	$8,527	$9,225

The following summarizes changes in intangible assets:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$9,225	$11,021
Changes in intangible assets (Akers National Roll)	(292)	0
Amortization of intangible assets	(298)	(314)
Other, primarily impact from changes in foreign currency exchange rates	(108)	35
Balance at end of period	$8,527	$10,742

Changes during the three months ended March 31, 2019, represent an impairment charge on intangible assets of Akers National Roll Company.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
Customer-related liabilities	$15,462	$16,439
Accrued interest payable	2,519	2,333
Accrued sales commissions	1,683	1,637
Other	10,254	8,578
Other current liabilities	$29,918	$28,987

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$9,447	$11,379
Satisfaction of warranty claims	(1,469)	(1,792)
Provision for warranty claims	1,450	893
Other, primarily impact from changes in foreign currency exchange rates	(64)	38
Balance at end of the period	$9,364	$10,518

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

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of the period	$4,304	$4,574
Satisfaction of performance obligations	(3,934)	(2,512)
Receipt of additional deposits	2,738	2,637
Other, primarily changes in foreign currency exchange rates	(77)	3
Balance at end of the period	$3,031	$4,702

7.	Borrowing Arrangements
Borrowings consisted of the following:

	March 31, 2019	December 31, 2018
Revolving Credit and Security Agreement	$40,037	$14,320
Sale and leaseback financing obligation	18,626	18,518
Promissory notes (and interest)	0	26,205
Industrial Revenue Bonds ("IRB")	13,311	13,311
Minority shareholder loan	3,858	4,056
Finance lease liabilities	1,485	1,199
Outstanding borrowings	77,317	77,609
Debt – current portion	(19,256)	(45,728)
Long-term debt	$58,061	$31,881

Revolving Credit and Security Agreement

The Corporation is party to a five-year Revolving Credit and Security Agreement (the “Credit Agreement”) with a syndicate of banks, which expires in May 2021. The Credit Agreement provides for initial borrowings not to exceed $100,000, with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Credit Agreement includes sublimits for letters of credit not to exceed $40,000, European borrowings not to exceed $15,000, and Canadian borrowings not to exceed $15,000.

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.75% to 1.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of March 31, 2019, the Corporation had outstanding borrowings under the Credit Agreement of $40,037 (including £3,000 of European borrowings for its U.K. subsidiary). Outstanding borrowings increased from December 31, 2018, to March 31, 2019, due to additional borrowings used to repay promissory notes in March 2019. The average interest rate for the three months ended March 31, 2019, was approximately 2.22%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9). As of March 31, 2019, remaining availability under the Credit Agreement approximated $39,000, net of standard availability reserves.

Borrowings outstanding under the Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2019.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 6% for the three months ended March 31, 2019.

Promissory Notes

In connection with a March 2016 acquisition, the Corporation issued two three-year promissory notes. Principal and accrued interest of $26,474, in the aggregate, were paid on March 4, 2019, using additional borrowings under the Credit Agreement.

8.      Pension and Other Postretirement Benefits

In 2019, the Corporation amended retiree health benefits for one of its other postretirement benefit plans to a stipend and reimbursement plan, with the amendment becoming effective in 2020. Additionally, future hires will be no longer eligible for retiree medical or life insurance. Changes to retiree health benefits resulted in a remeasurement of the liability, reducing the liability by $4,632, and a curtailment gain of $15.

Contributions were as follows:

	Three Months Ended March 31,
	2019	2018
U.S. defined benefit pension plans	$253	$0
Foreign defined benefit pension plans	93	540
Other postretirement benefits (e.g., net payments)	266	307
U.K. defined contribution pension plan	85	91
U.S. defined contribution plan	625	705

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2019	2018
Service cost	$194	$335
Interest cost	2,220	2,040
Expected return on plan assets	(3,173)	(3,284)
Amortization of prior service cost	9	13
Amortization of actuarial loss	308	475
Net benefit income	$(442)	$(421)

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2019	2018
Service cost	$102	$111
Interest cost	357	364
Expected return on plan assets	(591)	(672)
Amortization of prior service credit	(72)	(88)
Amortization of actuarial loss	166	194
Net benefit income	$(38)	$(91)

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2019	2018
Service cost	$88	$102
Interest cost	105	125
Amortization of prior service credit	(489)	(402)
Amortization of actuarial gain	(83)	(62)
Curtailment gain	(15)	0
Net benefit income	$(394)	$(237)

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2019, approximated $18,850, the majority of which serves as collateral for the IRB debt. In addition, the Corporation issued two surety bonds approximating $4,000 (SEK 33,900) to guarantee certain obligations under a credit insurance arrangement for certain of its foreign pension commitments.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2019, and 2018, is summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)
Net Change	449	4,310	387	5,146
Balance at March 31, 2019	$(18,193)	$(26,592)	$323	$(44,462)

Balance at January 1, 2018	$(11,932)	$(34,196)	$739	$(45,389)
Net Change	2,498	(283)	(524)	1,691
Balance at March 31, 2018	$(9,434)	$(34,479)	$215	$(43,698)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss). There was no income tax benefit or expense associated with the various components of other comprehensive income (loss) for either of the periods, due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2019	2018
Amortization of unrecognized employee benefit costs:
Other income	$161	$130
Income tax provision	0	0
Net of tax	$161	$130
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	126	(202)
Total before income tax	119	(209)
Income tax provision	0	0
Net of tax	$119	$(209)

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2019, approximately $20,917 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2020.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2019, approximately 49% or $2,389 of anticipated copper purchases over the next 10 months and 56% or $496 of anticipated aluminum purchases over the next six months are hedged.

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

Losses on foreign exchange transactions included in other income (expense) approximated $348 and $67 for the three months ended March 31, 2019, and 2018, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2019	December 31, 2018
Fair value hedge contracts	Other current assets	$190	$44
	Other current liabilities	361	950
	Other noncurrent liabilities	0	70
Fair value hedged items	Receivables	686	232
	Other current assets	362	967
	Other noncurrent assets	0	105
	Other current liabilities	660	12

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2019, and 2018, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to deferred income tax assets being fully valued in the related jurisdictions.

Three Months Ended March 31, 2019	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$216	$0	$7	$209
Futures contracts – copper and aluminum	(280)	268	(126)	114
	$(64)	$268	$(119)	$323
Three Months Ended March 31, 2018
Foreign currency purchase contracts	$239	$0	$7	$232
Futures contracts – copper and aluminum	500	(315)	202	(17)
	$739	$(315)	$209	$215

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2019	2018
Foreign currency purchase contracts	Depreciation and amortization	$27	$7	$7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	114	(126)	202

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2019
Investments
Other noncurrent assets	$3,973	$0	$0	$3,973
Foreign currency exchange contracts
Other current assets	0	552	0	552
Other noncurrent assets	0	0	0	0
Other current liabilities	0	1,021	0	1,021
Other noncurrent liabilities	0	0	0	0
As of December 31, 2018
Investments
Other noncurrent assets	$3,659	$0	$0	$3,659
Foreign currency exchange contracts
Other current assets	0	1,011	0	1,011
Other noncurrent assets	0	105	0	105
Other current liabilities	0	962	0	962
Other noncurrent liabilities	0	70	0	70

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

13.	Revenue

Net sales and (loss) income from continuing operations before income taxes by geographic area for the three months ended March 31, 2019, and 2018, are as outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. (Loss) income from continuing operations before income taxes for the three months ended March 31, 2019, includes an impairment charge of $10,082 for the write-down of certain assets of the Corporation’s cast roll manufacturing facility in Avonmore, Pennsylvania to their net realizable value. See Note 18.

	Net Sales		(Loss) Income from Continuing Operations Before Income Taxes
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
United States	$51,481	$53,436	$(13,309)	$(2,175)
Foreign	56,013	52,979	1,401	3,170
	$107,494	$106,415	$(11,908)	$995

Substantially all of the foreign net sales for each of the periods are attributable to the Forged and Cast Engineered Products segment. Net sales by product line for the three months ended March 31, 2019, and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
Forged and cast mill rolls	$77,286	$67,488
Forged engineered products	8,004	17,758
Heat exchange coils	6,299	6,401
Centrifugal pumps	8,633	8,375
Air handling systems	7,272	6,393
	$107,494	$106,415

14.	Stock-Based Compensation

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

Stock-based compensation expense for the three months ended March 31, 2019, and 2018, equaled $305 and $666, respectively. There was no income tax benefit for either of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. The Third Circuit Court of Appeals reversed the District Court’s decision to compel arbitration on August 29, 2018. The plaintiffs filed a petition for rehearing, which was denied. Rather than litigating the merits of the case at the United States District Court for the Western District of Pennsylvania, the Corporation reached a settlement agreement in principle with the plaintiffs, which has been preliminarily approved by the court but remains subject to the court’s final approval subsequent to a hearing to be held on July 22, 2019. As expected, the final resolution of this settlement agreement will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (“Asbestos Liability”). Air & Liquid, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2019, and 2018 (claims not in thousands):

	Three Months Ended March 31,
	2019	2018
Total claims pending at the beginning of the period	6,772	6,907
New claims served	333	287
Claims dismissed	(90)	(112)
Claims settled	(56)	(78)
Total claims pending at the end of the period (1)	6,959	7,004
Gross settlement and defense costs (in 000’s)	$2,789	$6,881
Avg. gross settlement and defense costs per claim resolved (in 000’s)	$19.10	$36.22

(1)

Included as “open claims” are approximately 666 and 479 claims in 2019 and 2018, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

The Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at March 31, 2019, was $225,133. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($150,093 at March 31, 2019).

The following table summarizes activity relating to insurance recoveries for each of the three months ended March 31, 2019, and 2018.

	Three Months Ended March 31,
	2019	2018
Insurance receivable – asbestos, beginning of the year	$152,508	$100,342
Settlement and defense costs paid by insurance carriers	(2,415)	(4,954)
Insurance receivable – asbestos, end of the period	$150,093	$95,388

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $328 at March 31, 2019, is considered adequate based on information known to date.

17.    Business Segments

Presented below are the net sales and (loss) income from continuing operations before income taxes for the Corporation’s two business segments. For the three months ended March 31, 2019, the operating loss of the Forged and Cast Engineered Products segment includes an impairment charge of $10,082 associated with the anticipated sale of certain assets of Akers National Roll Company. For the three months ended March 31, 2018, other expense, including corporate costs, includes the impact of a favorable contractual settlement with a third party of approximately $2,425.

	Three Months Ended March 31,
	2019	2018
Net sales:
Forged and Cast Engineered Products	$85,290	$85,246
Air and Liquid Processing	22,204	21,169
Total Reportable Segments	$107,494	$106,415
(Loss) income from continuing operations before income taxes:
Forged and Cast Engineered Products	$(10,033)	$202
Air and Liquid Processing	2,143	2,259
Total Reportable Segments	(7,890)	2,461
Other expense, including corporate costs	(4,018)	(1,466)
Total	$(11,908)	$995

18.    Subsequent Events

On May 6, 2019, Akers National Roll Company, a subsidiary of the Corporation, entered into a definitive agreement to sell certain assets, including real estate and personal property, of its Avonmore, Pennsylvania, cast roll manufacturing facility to an affiliate of WHEMCO, Inc. It is expected the transaction will close in the second half of 2019, following cessation of roll finishing operations once remaining customer commitments are fulfilled.

On May 9, 2019, the shareholders of the Corporation approved an amendment to the Corporation’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Corporation’s common stock from 20,000,000 shares to 40,000,000 shares.

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on the Corporation’s behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales levels, divestitures, restructuring, the effect of any impairment charges, profitability and anticipated expenses and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to: cyclical demand for products and economic downturns; excess global capacity in the steel industry; increases in commodity prices or shortages of key production materials; a work stoppage or similar industrial action; currency fluctuations; inability of the Corporation to successfully consummate proposed divestitures or restructure its operations; limitations in availability of capital to fund our strategic plan; and those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by the Corporation, particularly in Item 1A, Risk Factors, in Part I of the Corporation’s latest annual report on Form 10-K for the year ended December 31, 2018, and subsequent filings. The Corporation cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future that the Corporation may not be able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

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

Roll market conditions in the United States and Europe continue to benefit from the trade protectionist acts.  However, tariffs on U.S imports of primary steel products from Canada have adversely impacted our Canadian operations and the cost structure of our forged engineered products. With respect to the oil and gas market, the slowdown in the second half of 2018 continued through the first quarter of 2019.

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). ASW is our specialty steel producer based in Canada which we acquired in November 2016. Loss of significant U.S. business due to a combination of tariffs imposed by the United States on imports of primary steel and loss of a key customer as a result of a plant closure have resulted in significant losses for the Canadian operation. While we will continue to service the open-die forged products market, we will not have a dedicated supply of required specialty steel through a back-end integration of ASW. We expect to enter into a long-term supply agreement post-sale for the supply of steel ingots. Also, we will no longer manufacture and supply primary specialty steels to customers in the non-roll opened and closed die forgings and rebar markets and will exit the Canadian market. Collectively, the sale of ASW represents a strategic shift that will have a major impact on our results of operations and has been accounted for as a discontinued operation.

In March 2019, the Board of Directors of the Corporation approved a plan to sell a cast roll manufacturing facility located in Avonmore, PA (the “Avonmore Plant”), owned by the Corporation’s subsidiary, Akers National Roll Company (“ANR”). On May 6, 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including real estate and personal property related thereto, to an affiliate of WHEMCO, Inc. Excess capacity and high operating costs in our cast roll system have made operation of the Avonmore Plant unsustainable. It is expected the transaction will close in the second half of 2019, once remaining customer orders are completed. In connection with the anticipated sale, we recorded an impairment charge of $10,082 in the first quarter of 2019, to record the assets at their estimated net realizable value. See Note 2 to the Condensed Consolidated Financial Statements.

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

Consolidated Results from Continuing Operations for the Three Months Ended March 31, 2019 and 2018

Net sales were $107,494, and $106,415, for the three months ended March 31, 2019, and 2018, respectively. Backlog approximated $349,386 at March 31, 2019, versus $343,079 as of December 31, 2018, and $345,816 at March 31, 2018. A discussion of sales and backlog for our two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was higher for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018. The increase is primarily due to lower production volumes for forged engineered products, particularly to the oil and gas industry, and product mix for our cast roll operations. Improved pricing helped to offset the impact.

Selling and administrative expenses decreased for the three months ended March 31, 2019, when compared to the three months ended March 31, 2018. The current period includes higher professional fees associated with our overall corporate restructuring plan; however, the impact was more than offset by lower employee-related costs, commissions, and research and development expense.

Impairment charge represents the write down of certain assets of our Avonmore facility to their estimated net realizable value (the “Impairment Charge”).

Loss from continuing operations for the three months ended March 31, 2019, approximated $11,959 and includes the Impairment Charge of $10,082 and professional fees associated with our overall corporate restructuring plan and employee severance costs due to a reduction in force (the “Restructuring-Related Costs”) undertaken and completed in the first quarter of 2019 of $921. By comparison, loss from continuing operations for the three months ended March 31, 2018, approximated $1,777.

Net sales and operating results by segment

Forged and Cast Engineered Products. Sales for the Forged and Cast Engineered Products segment for the three months ended March 31, 2019, and 2018, were comparable. While shipments of forged and cast rolls improved, sales of forged engineered products decreased. Specifically, sales of frac blocs to the oil and gas industry decreased from a year ago as the market decline in the second half of 2018 continued through the first quarter of 2019. Operating results for the three months ended March 31, 2019, decreased by $10,235 from a year ago, and includes the Impairment Charge of $10,082. Backlog approximated $295,724 at March 31, 2019, compared to $298,723 at December 31, 2018, and $299,505 at March 31, 2018. Quarter-end backlog for mill rolls was comparable to backlog at December 31, 2018, and approximately 5% higher than a year ago due to improved demand and pricing. By comparison, backlog for forged engineered products was less at March 31, 2019, when compared to each of the earlier periods, as a result of the ongoing softening in the oil and gas industry. Approximately $68,790 of the current backlog is expected to ship after 2019.

Air and Liquid Processing. Net sales for the three months ended March 31, 2019, increased when compared to the same period of the prior year. Sales of air handling units benefitted from a higher opening backlog resulting from improved demand while sales of centrifugal pumps improved due to a higher volume of shipments to U.S. Navy shipbuilders. Sales of heat exchange coils continue to be adversely impacted by a lower volume of shipments to the nuclear and fossil-fueled power generation market. Operating income for the quarter decreased by approximately 5% from the prior year primarily due to product mix. At March 31, 2019, backlog approximated $53,662 which compares to $44,356 at December 31, 2018, and $46,311 at March 31, 2018. The increase in backlog over the prior periods is primarily attributable to orders for U.S. Navy shipbuilders. The majority of the current backlog is expected to ship in 2019.

Interest expense for the current year period increased over the comparable prior year period principally due to interest on the sale and leaseback financing transaction completed in September 2018, offset by lower interest on promissory notes which were repaid on March 4, 2019.

Other income (expense) net decreased for the three months ended March 31, 2019, when compared to the same period of the prior year. The decrease is principally due to a favorable contract settlement with a third party in the first quarter of 2018 of $2,425.

Income tax (provision) benefit for each of the periods includes income taxes associated with our profitable operations. An income tax benefit is not able to be recognized on losses of certain of our entities since they remain in a three-year cumulative loss position. Additionally, the income tax provision for the three months ended March 31, 2018, includes: (i) a $1,242 benefit from the release of a valuation allowance previously established against the deferred income tax assets of one of our foreign subsidiaries on the basis that it was “more likely than not” the deferred income tax assets would be realized, (ii) a benefit for the carryback of additional 2017 tax losses of $986, and (iii) a refund of AMT credits of $489. The additional benefit was partially offset by recognition of a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $2,135.

Net (loss) income from continuing operations and (loss) income per common share for the three months ended March 31, 2019, and 2018, equaled $(12,551), or $(1.00) per common share, and $1,458, or $0.12 per common share, respectively. The Impairment Charge recorded in the first quarter of 2019, adversely impacted net (loss) from continuing operations by $10,082, or $0.81 per common share.

Non-GAAP Financial Measure

As indicated, in March 2019, the Board of Directors of the Corporation approved a plan to sell the Avonmore Plant owned by ANR. In connection with the anticipated disposal, we recognized the Impairment Charge of $10,082 to record the assets to their estimated net realizable value. We also recorded the Restructuring-Related Costs of $921 during the quarter, which consisted of professional fees associated with our overall corporate restructuring plan and employee severance costs associated with a reduction in force undertaken and completed in the first quarter of 2019.

We present below non-GAAP adjusted income from continuing operations, which we calculate as our loss from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs and estimated excess costs associated with ANR. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and is not comparable to similarly-titled measures presented by other companies.

We have presented adjusted income from continuing operations because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance and to develop operational goals for managing our business. This non-GAAP financial measure excludes significant charges, or credits, that are one-time charges or credits, unrelated to our ongoing results of operations or are beyond our control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. We believe this non-GAAP financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. In particular, we believe that the exclusion of the Impairment Charge, the Restructuring-Related Costs and the estimated excess costs of ANR, which are not expected to continue following the sale of the Avonmore Plant, can provide a useful measure for period-to-period comparisons of our core business performance. Accordingly, we believe that this non-GAAP financial measure provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted income from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from continuing operations rather than loss from continuing operations which is the nearest GAAP equivalent. Among other things, estimated excess costs of ANR, which is excluded from the adjusted non-GAAP financial measure, necessarily reflect judgments made by management in allocating manufacturing and operating costs between the Avonmore Plant and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant. Estimated excess costs of ANR will continue until the Avonmore Plant is sold and additional costs could be incurred in conjunction with the sale. Also, there can be no assurance that additional charges similar to the Impairment Charge and the Restructuring-Related Costs will not occur in future periods.

The adjustments reflected in adjusted income from continuing operations are pre-tax. There is no tax benefit associated with these adjustments due to our having a valuation allowance recorded against our deferred income tax assets for the jurisdictions where the expenses are recognized.

The following is a reconciliation of loss from continuing operations to non-GAAP adjusted income from continuing operations for the three-month periods ended March 31, 2019, and 2018, respectively:

	(Loss) from Continuing Operations
	Three Months Ended March 31,
	2019	2018
Loss from continuing operations, as reported (GAAP)	$(11,959)	$(1,777)
Impairment Charge (1)	10,082	0
Restructuring-Related Costs (2)	921	0
Estimated excess costs of ANR (3)	2,202	2,308
Income from continuing operations as adjusted (Non-GAAP)	$1,246	$531
(1)	Represents an impairment charge to record certain assets of ANR to their estimated net realizable value in connection with their anticipated sale.
(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to a reduction in force.
(3)

Represents estimated net operating costs of ANR which are not expected to continue after the sale of the Avonmore Plant. The estimated excess costs include judgments made by management in allocating manufacturing and operating costs between the Avonmore Plant and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant. Estimated excess costs of ANR will continue until the Avonmore Plant is sold and additional costs could be incurred in conjunction with the sale.

Results from Discontinued Operations for the Three Months Ended March 31, 2019 and 2018

Net loss from discontinued operations, net of tax, and loss from discontinued operations per common share for the three months ended March 31, 2019, and 2018, equaled $(2,242), or $(0.18) per common share, and $(69), or $(0.01) per common share, respectively. The loss is associated with ASW, which is held for sale. The higher loss from a year ago is attributable to a lower volume of shipments to the U.S. due to tariffs imposed by the U.S. on imports of primary steel, lower demand of ingot feedstock for the production of forged engineered products for the oil and gas industry, and changes in product mix.

Liquidity and Capital Resources

Net cash flows used in operating activities for continuing operations for the three months ended March 31, 2019, improved slightly when compared to the three months ended March 31, 2018. Although we recorded an impairment charge associated with the anticipated sale of certain of the assets of our Avonmore cast roll facility, the charge was a non-cash charge and, accordingly, did not impact our net cash flows used in operating activities. The increase in accounts receivable from December 31, 2018, to March 31, 2019, is attributable to higher first quarter 2019 sales when compared to fourth quarter of 2018, and the increase in accounts payable from December 31, 2018, to March 31, 2019, is a result of our ongoing effort to achieve a better balance and duration of trade receivables and trade payables as part of our overall working capital management effort.

Net cash flows used in investing activities for continuing operations were comparable for the three months ended March 31, 2019, and 2018. As of March 31, 2019, commitments for future capital expenditures approximated $1,600 which is expected to be spent over the next 12 months.

Net cash flows (used in) provided by financing activities for continuing operations fluctuated as a result of borrowing activity. In 2019, we borrowed from our revolving credit facility to repay promissory notes (and interest) that were issued in connection with a 2016 acquisition. By comparison, borrowings from the revolving credit facility in 2018 were reinvested in our businesses.

As a result of the above, cash and cash equivalents decreased by $9,270 in 2019, and ended the period at $10,443 in comparison to $19,713 at December 31, 2018. As of March 31, 2019, the majority of our cash and cash equivalents are held by our foreign operations. In an effort to minimize borrowings under our revolving credit facility, we have instituted a springing lock-box feature whereby domestic customer remittances to the lock-box are used to pay down borrowings under our revolving credit facility. Accordingly, minimal cash is maintained by our domestic operations.

Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility are expected to be sufficient to finance our operational and capital expenditure requirements. As of March 31, 2019, remaining availability under the revolving credit facility approximated $39,000, net of standard availability reserves. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

Litigation and Environmental Matters

See Notes 15 and 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2018, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2019.

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

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

Items 2-5	None
Item 6	Exhibits

(3.1)	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, filed herewith.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2019	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 10, 2019	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer