Form 10-Q
period 2019-06-30
AMPCO PITTSBURGH CORP
filed 2019-08-08
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On August 2, 2019, 12,640,526 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$6,456	$19,713
Receivables, less allowance for doubtful accounts of $2,801 in 2019 and $978 in 2018	85,232	69,448
Inventories	93,609	94,196
Insurance receivable – asbestos	17,000	17,000
Other current assets	5,301	7,271
Current assets of discontinued operations	14,047	20,238
Total current assets	221,645	227,866
Property, plant and equipment, net	171,379	185,661
Operating lease right-of-use assets	5,614	0
Insurance receivable – asbestos	127,934	135,508
Deferred income tax assets	2,889	3,188
Intangible assets, net	8,241	9,225
Investments in joint ventures	2,175	2,175
Other noncurrent assets	8,693	7,496
Total assets	$548,570	$571,119
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,854	$38,900
Accrued payrolls and employee benefits	19,918	20,380
Debt – current portion	21,337	45,728
Operating lease liabilities – current portion	899	0
Asbestos liability – current portion	24,000	24,000
Other current liabilities	29,640	28,987
Current liabilities of discontinued operations	8,342	9,458
Total current liabilities	145,990	167,453
Employee benefit obligations	65,479	72,658
Asbestos liability	194,345	203,922
Deferred income tax liabilities	469	164
Long-term debt	56,806	31,881
Noncurrent operating lease liabilities	4,715	0
Other noncurrent liabilities	2,014	2,072
Total liabilities	469,818	478,150
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares in 2019 and 20,000 shares in 2018; issued and outstanding 12,624 shares in 2019 and 12,495 shares in 2018	12,624	12,495
Additional paid-in capital	155,644	154,889
Retained deficit	(49,361)	(30,355)
Accumulated other comprehensive loss	(46,128)	(49,434)
Total Ampco-Pittsburgh shareholders’ equity	72,779	87,595
Noncontrolling interest	5,973	5,374
Total shareholders’ equity	78,752	92,969
Total liabilities and shareholders’ equity	$548,570	$571,119

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$102,519	$118,371	$210,013	$224,786
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	84,536	98,840	174,757	186,493
Selling and administrative	13,929	14,273	27,814	29,129
Depreciation and amortization	4,650	5,448	9,909	11,048
Impairment charge	0	0	10,082	0
Loss (gain) on disposal of assets	57	(1)	63	82
Total operating expenses	103,172	118,560	222,625	226,752
Loss from continuing operations	(653)	(189)	(12,612)	(1,966)
Other income (expense):
Investment-related income	1,360	43	1,400	67
Interest expense	(1,209)	(1,020)	(2,494)	(1,893)
Other – net	925	721	2,221	4,342
	1,076	(256)	1,127	2,516
Income (loss) from continuing operations before income taxes	423	(445)	(11,485)	550
Income tax provision	(644)	(546)	(1,287)	(83)
Net (loss) income from continuing operations	(221)	(991)	(12,772)	467
Loss from discontinued operations, net of tax	(3,391)	(1,709)	(5,633)	(1,778)
Net loss	(3,612)	(2,700)	(18,405)	(1,311)
Less: Net income attributable to noncontrolling interest	246	294	601	742
Net loss attributable to Ampco-Pittsburgh	$(3,858)	$(2,994)	$(19,006)	$(2,053)

Net (loss) income from continuing operations per common share:
Basic	$(0.02)	$(0.08)	$(1.02)	$0.04
Diluted	$(0.02)	$(0.08)	$(1.02)	$0.04

Loss from discontinued operations, net of tax, per common share:
Basic	$(0.27)	$(0.14)	$(0.45)	$(0.14)
Diluted	$(0.27)	$(0.14)	$(0.45)	$(0.14)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.31)	$(0.24)	$(1.52)	$(0.17)
Diluted	$(0.31)	$(0.24)	$(1.52)	$(0.17)

Weighted average number of common shares outstanding:
Basic	12,576	12,439	12,537	12,401
Diluted	12,576	12,439	12,537	12,401

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(3,612)	$(2,700)	$(18,405)	$(1,311)
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(1,573)	(6,197)	(1,124)	(3,699)
Unrecognized employee benefit costs (including effects of foreign currency translation)	230	692	4,701	279
Fair value of cash flow hedges	(221)	(6)	47	(321)
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	(282)	64	(443)	194
Realized losses (gains) from settlement of cash flow hedges	4	(92)	123	(301)
Other comprehensive (loss) income	(1,842)	(5,539)	3,304	(3,848)
Comprehensive loss	(5,454)	(8,239)	(15,101)	(5,159)
Less: Comprehensive income attributable to noncontrolling interest	111	109	599	708
Comprehensive loss attributable to Ampco-Pittsburgh	$(5,565)	$(8,348)	$(15,700)	$(5,867)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

For the six months ended June 30, 2018	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2018	$12,361	$152,992	$38,980	$(45,392)	$2,820	$161,761
Stock-based compensation		839				839
Comprehensive income (loss):
Net (loss) income			(2,053)		742	(1,311)
Other comprehensive loss				(3,814)	(34)	(3,848)
Comprehensive income (loss)					708	(5,159)
Issuance of common stock excluding excess tax benefits of $0	130	354				484
Other			(1)	3		2
Balance June 30, 2018	$12,491	$154,185	$36,926	$(49,203)	$3,528	$157,927
For the three months ended June 30, 2018
Balance April 1, 2018	$12,362	$153,435	$39,921	$(43,851)	$3,419	$165,286
Stock-based compensation		395				395
Comprehensive income (loss):
Net (loss) income			(2,994)		294	(2,700)
Other comprehensive loss				(5,354)	(185)	(5,539)
Comprehensive income (loss)					109	(8,239)
Issuance of common stock excluding excess tax benefits of $0	130	354				484
Other	(1)	1	(1)	2		1
Balance June 30, 2018	$12,491	$154,185	$36,926	$(49,203)	$3,528	$157,927

For the six months ended June 30, 2019
Balance January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		660				660
Comprehensive income (loss):
Net (loss) income			(19,006)		601	(18,405)
Other comprehensive income (loss)				3,306	(2)	3,304
Comprehensive income (loss)					599	(15,101)
Issuance of common stock excluding excess tax benefits of $0	129	95				224
Balance June 30, 2019	$12,624	$155,644	$(49,361)	$(46,128)	$5,973	$78,752
For the three months ended June 30, 2019
Balance April 1, 2019	$12,513	$155,283	$(45,503)	$(44,421)	$5,862	$83,734
Stock-based compensation		320				320
Comprehensive income (loss):
Net (loss) income			(3,858)		246	(3,612)
Other comprehensive loss				(1,707)	(135)	(1,842)
Comprehensive income (loss)					111	(5,454)
Issuance of common stock excluding excess tax benefits of $0	111	41				152
Balance June 30, 2019	$12,624	$155,644	$(49,361)	$(46,128)	$5,973	$78,752

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Net cash flows used in operating activities - continuing operations	$(8,165)	$(5,206)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,761)	(4,321)
Purchases of long-term marketable securities	(47)	(91)
Proceeds from sale of long-term marketable securities	169	186
Net cash flows used in investing activities - continuing operations	(3,639)	(4,226)

Cash flows from financing activities:
Repayment of debt	(27,627)	(496)
Proceeds from Revolving Credit and Security Agreement	32,956	19,971
Payments on Revolving Credit and Security Agreement	(6,000)	0
Dividends paid	(7)	(35)
Funding of discontinued operations	(567)	(6,946)
Net cash flows (used in) provided by financing activities - continuing operations	(1,245)	12,494

Effect of exchange rate changes on cash and cash equivalents	(208)	(803)

Cash flows from discontinued operations:
Net cash flows used in operating activities - discontinued operations	(645)	(6,144)
Net cash flows used in investing activities - discontinued operations	(98)	(1,613)
Net cash flows provided by financing activities - discontinued operations	567	6,946
Net cash flows used in discontinued operations	(176)	(811)

Net (decrease) increase in cash and cash equivalents	(13,433)	1,448
Cash and cash equivalents at beginning of period	20,837	20,700
Cash and cash equivalents at end of period	7,404	22,148
Less: cash and cash equivalents of discontinued operations	(948)	(1,233)
Cash and cash equivalents of continuing operations at end of period	$6,456	$20,915

Supplemental information:
Income tax payments	$657	$918
Interest payments	$1,611	$830
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,511	$1,200
Finance lease right-of-use assets exchanged for lease liabilities	$555	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2019, the condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2019, and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019, and 2018, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results expected for the full year.

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). See Note 2. The assets and liabilities of ASW as of June 30, 2019, and December 31, 2018, and its operating results for the three and six months ended June 30, 2019, and 2018, and its cash flows for the six months ended June 30, 2019, and 2018, have been presented as discontinued operations in the accompanying financial statements. All footnotes exclude balances and activity of ASW unless otherwise noted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases other than those with a term less than one year and to disclose key information about certain leasing arrangements. The guidance became effective for the Corporation on January 1, 2019, and was applied on a modified retrospective basis (cumulative-effect adjustment to January 1, 2019 retained earnings). An operating lease ROU asset and operating lease liability equal to the present value of lease payments of $5,893 was recorded as of January 1, 2019. There was no cumulative-effect adjustment to the Corporation’s retained earnings as of January 1, 2019, since initial direct costs were insignificant. See Note 4 and Note 7, respectively, for the finance lease ROU assets recorded within Property, Plant and Equipment and the finance lease liabilities recorded within Debt as of June 30, 2019. ASU 2016-02 also provides an election for practical expedients which permit an entity not to reassess whether any expired or existing contracts contain leases, to carry forward the existing lease classification, and not to reassess initial direct costs associated with existing leases. The Corporation applied these practical expedients as part of its adoption. The new guidance did not affect the Corporation’s operating results or liquidity.

Recently Issued Accounting Pronouncements

There have been no recently issued accounting pronouncements applicable to the Corporation.

2.	Discontinued Operations and Disposition

In 2016, the Corporation purchased the stock of ASW, a specialty steel producer based in Canada. The acquisition supported the Corporation’s diversification efforts in the open-die forging market. Loss of a key customer in the first quarter of 2018, as a result of a plant closure, and loss of significant U.S. business due to tariffs imposed by the United States as of June 1, 2018, on imports of primary steel from Canada have resulted in significant losses for the Canadian operation. In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW. While the Corporation will continue to service the open-die forged products market, it will not have a dedicated supply of required specialty steel through a back-end integration of ASW. Additionally, the Corporation will no longer manufacture and supply primary specialty steels to customers in the non-roll opened and closed die forgings and rebar markets and will exit the Canadian market.

Collectively, the sale of ASW represents a strategic shift that will have a major impact on the Corporation’s operations and financial results. As of December 31, 2018, the “asset held for sale” and “discontinued operations” criteria were met. Accordingly, as set forth in ASC 205, Presentation of Financial Statements, the assets and liabilities of ASW have been presented separately as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2019, and December 31, 2018. The assets and liabilities of ASW are classified as current because the Corporation expects to complete the sale in 2019. Additionally, the operating results and cash flows of ASW have been presented as discontinued operations, for the current and prior year periods, in the accompanying condensed consolidated statements of operations and statements of cash flows. Previously, the operating results of ASW were included in the operating results of the Forged and Cast Engineered Products segment.

The assets and liabilities of ASW were as follows as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$948	$1,124
Receivables	4,498	6,928
Inventories	10,446	13,764
Other assets	1,353	1,708
Property, plant and equipment, net	11,802	11,714
Estimated charge for impairment	(15,000)	(15,000)
Current assets of discontinued operations	$14,047	$20,238

Accounts payable	$7,925	$8,890
Accrued payrolls and employee benefits	141	178
Other current liabilities	276	390
Current liabilities of discontinued operations	$8,342	$9,458

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$10,008	$14,044	$25,053	$36,378
Costs of products sold (excluding depreciation and amortization)	12,877	14,724	29,635	35,500
Selling and administrative	582	541	1,131	1,158
Depreciation and amortization	0	321	0	626
Gain on disposal of assets	(11)	(105)	(11)	(143)
Loss from discontinued operations	(3,440)	(1,437)	(5,702)	(763)
Other income (expense)	49	(270)	69	(991)
Loss from discontinued operations before income taxes	(3,391)	(1,707)	(5,633)	(1,754)
Income tax provision	0	(2)	0	(24)
Loss from discontinued operations, net of tax	$(3,391)	$(1,709)	$(5,633)	$(1,778)

Net sales for the three and six months ended June 30, 2019, and 2018, include $883 and $4,988, and $4,021 and $18,660, respectively, of products sold by ASW to Union Electric Steel Corporation (“UES”), a subsidiary of the Corporation. Costs of products sold (excluding depreciation and amortization) approximated the same. In connection with the sale, the Corporation expects to enter into a long-term supply agreement for the supply of steel ingots.

Additionally, in March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of the Corporation’s Avonmore, Pennsylvania, cast roll manufacturing facility owned by Akers National Roll Company (“ANR”), a subsidiary of UES. In connection with the anticipated disposal, the Corporation recognized an impairment loss of $10,082 to record the assets to their estimated net realizable value. In May 2019, ANR entered into a definitive agreement to sell certain assets, including real estate and personal property, to an affiliate of WHEMCO, Inc. It is expected the transaction will close around September 30, 2019, following cessation of roll finishing operations once remaining customer commitments are fulfilled. The anticipated sale is not a strategic shift that will have a major effect on the Corporation’s operations, nor are the assets of ANR available for immediate sale in their present condition. Accordingly, the assets to be sold are not classified as “assets held for sale” in the accompanying consolidated balance sheet as of June 30, 2019, and the operating results and cash flows of ANR are not included within discontinued operations for the current year and prior year periods.

3.	Inventories

At June 30, 2019, and December 31, 2018, approximately 34% and 36%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2019	December 31, 2018
Raw materials	$20,979	$19,615
Work-in-process	40,886	42,339
Finished goods	20,222	20,650
Supplies	11,522	11,592
Inventories	$93,609	$94,196

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2019	December 31, 2018
Land and land improvements	$9,941	$10,207
Buildings	62,001	65,425
Machinery and equipment	322,979	332,378
Construction-in-process	4,333	3,499
Other	6,814	6,813
	406,068	418,322
Accumulated depreciation and amortization	(234,689)	(232,661)
Property, plant and equipment, net	$171,379	$185,661

The majority of the assets of the Corporation, except real property, is pledged as collateral for the Corporation’s Revolving Credit and Security Agreement (Note 7). Land and buildings of Union Electric Steel UK Limited (“UES-UK”), equal to approximately $2,693 (£2,122) at June 30, 2019, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). The gross value of finance lease ROU assets and the related accumulated amortization as of June 30, 2019, approximated $3,622 and $994, respectively, and at December 31, 2018, approximated $3,716 and $1,340, respectively.

5.	Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2019	December 31, 2018
Customer relationships	$6,029	$6,234
Developed technology	4,105	4,322
Trade name	2,371	2,497
	12,505	13,053
Accumulated amortization	(4,264)	(3,828)
Intangible assets, net	$8,241	$9,225

The following summarizes changes in intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$8,527	$10,742	$9,225	$11,021
Changes in intangible assets (ANR)	0	0	(292)	0
Amortization of intangible assets	(285)	(308)	(583)	(622)
Other, primarily impact from changes in foreign currency exchange rates	(1)	(359)	(109)	(324)
Balance at end of period	$8,241	$10,075	$8,241	$10,075

Changes during the six months ended June 30, 2019, represent an impairment charge on intangible assets of ANR.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
Customer-related liabilities	$15,754	$16,439
Accrued interest payable	2,512	2,333
Accrued sales commissions	1,814	1,637
Other	9,560	8,578
Other current liabilities	$29,640	$28,987

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$9,364	$10,518	$9,447	$11,379
Satisfaction of warranty claims	(1,012)	(1,380)	(2,481)	(3,172)
Provision for warranty claims	922	856	2,372	1,749
Other, primarily impact from changes in foreign currency exchange rates	(51)	(368)	(115)	(330)
Balance at end of the period	$9,223	$9,626	$9,223	$9,626

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

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of the period	$3,031	$4,702	$4,304	$4,574
Satisfaction of performance obligations	(1,071)	(2,637)	(5,005)	(5,149)
Receipt of additional deposits	1,971	2,876	4,709	5,513
Other, primarily changes in foreign currency exchange rates	83	(52)	6	(49)
Balance at end of the period	$4,014	$4,889	$4,014	$4,889

7.	Borrowing Arrangements
Borrowings consisted of the following:

	June 30, 2019	December 31, 2018
Revolving Credit and Security Agreement	$41,276	$14,320
Sale and leaseback financing obligation	18,716	18,518
Promissory notes (and interest)	0	26,205
Industrial Revenue Bonds ("IRB")	13,311	13,311
Minority shareholder loan	3,480	4,056
Finance lease liabilities	1,360	1,199
Outstanding borrowings	78,143	77,609
Debt – current portion	(21,337)	(45,728)
Long-term debt	$56,806	$31,881

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

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.75% to 1.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of June 30, 2019, the Corporation had outstanding borrowings under the Credit Agreement of $41,276 (including £3,000 of European borrowings for its U.K. subsidiary). Outstanding borrowings increased from December 31, 2018, to June 30, 2019, primarily due to additional borrowings used to repay promissory notes in March 2019. The average interest rate for the six months ended June 30, 2019, was approximately 2.99%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9). As of June 30, 2019, remaining availability under the Credit Agreement approximated $33,000, net of standard availability reserves.

Borrowings outstanding under the Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2019.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 6% for the six months ended June 30, 2019.

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

In 2018, in connection with the ratification of the collective bargaining agreement for employees of the Union Electric Steel Harmon Creek Steelworkers Location, employee participation in the qualified domestic defined benefit pension plan was frozen effective June 1, 2018. Benefit accruals were replaced with employer contributions to the defined contribution plan equaling a non-elective contribution of 3% of compensation and a matching contribution up to 4% of compensation. The plan freeze resulted in a curtailment loss of 21.

Contributions were as follows:

	Six Months Ended June 30,
	2019	2018
U.S. defined benefit pension plans	$534	$0
Foreign defined benefit pension plans	301	1,124
Other postretirement benefits (e.g., net payments)	511	566
U.K. defined contribution pension plan	177	182
U.S. defined contribution plan	2,102	1,319

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2019	2018	2019	2018
Service cost	$191	$474	$385	$809
Interest cost	2,309	2,071	4,529	4,111
Expected return on plan assets	(3,116)	(3,319)	(6,289)	(6,603)
Amortization of prior service (credit) cost	(3)	12	6	25
Amortization of actuarial loss	268	380	576	855
Curtailment loss	0	21	0	21
Net benefit income	$(351)	$(361)	$(793)	$(782)

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2019	2018	2019	2018
Service cost	$97	$164	$199	$275
Interest cost	352	354	709	718
Expected return on plan assets	(584)	(658)	(1,175)	(1,330)
Amortization of prior service credit	(72)	(85)	(144)	(173)
Amortization of actuarial loss	163	190	329	384
Net benefit income	$(44)	$(35)	$(82)	$(126)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2019	2018	2019	2018
Service cost	$68	$126	$156	$228
Interest cost	106	122	211	247
Amortization of prior service credit	(532)	(401)	(1,021)	(803)
Amortization of actuarial gain	(106)	(53)	(189)	(115)
Curtailment gain	0	0	(15)	0
Net benefit income	$(464)	$(206)	$(858)	$(443)

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2019, approximated $18,766, the majority of which serves as collateral for the IRB debt. In addition, the Corporation issued two surety bonds approximating $4,000 (SEK 33,900) to guarantee certain obligations under a credit insurance arrangement for certain of its foreign pension commitments.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2019, and 2018, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)	$(174)	$(49,434)
Net Change	(1,124)	4,258	170	3,304	(2)	3,306
Balance at June 30, 2019	$(19,766)	$(26,644)	$106	$(46,304)	$(176)	$(46,128)

Balance at January 1, 2018	$(11,932)	$(34,196)	$739	$(45,389)	$3	$(45,392)
Net Change	(3,699)	473	(622)	(3,848)	(34)	(3,814)
Balance at June 30, 2018	$(15,631)	$(33,723)	$117	$(49,237)	$(31)	$(49,206)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of unrecognized employee benefit costs:
Other (income) expense	$(282)	$64	$(443)	$194
Income tax provision	0	0	0	0
Net of tax	$(282)	$64	$(443)	$194
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(2)	$(14)	$(9)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	11	(90)	137	(292)
Total before income tax	4	(92)	123	(301)
Income tax provision	0	0	0	0
Net of tax	$4	$(92)	$123	$(301)

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2019, approximately $37,608 of anticipated foreign-denominated sales has been hedged which is covered by fair value contracts settling at various dates through April 2021.

Additionally, certain of the divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2019, approximately 49% or $2,372 of anticipated copper purchases over the next 10 months and 56% or $495 of anticipated aluminum purchases over the next six months are hedged.

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

As of June 30, 2019, the Corporation has purchase commitments covering approximately 50% or $2,050 of anticipated natural gas usage for 2019 and 2020 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $396 and $818, respectively, for the three and six months ended June 30, 2018. There were no purchases of natural gas under previously existing commitments for the three and six months ended June 30, 2019.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) approximated $(382) and $(586) for the three months ended June 30, 2019, and 2018, respectively, and $(730) and $(653) for the six months ended June 30, 2019, and 2018, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2019	December 31, 2018
Fair value hedge contracts	Other current assets	$0	$44
	Other current liabilities	486	950
	Other noncurrent liabilities	123	70
Fair value hedged items	Receivables	258	232
	Other current assets	392	967
	Other noncurrent assets	387	105
	Other current liabilities	0	12

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2019, and 2018, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to deferred income tax assets being fully valued in the related jurisdictions.

Three Months Ended June 30, 2019	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$209	$0	$7	$202
Futures contracts – copper and aluminum	114	(221)	(11)	(96)
	$323	$(221)	$(4)	$106
Three Months Ended June 30, 2018
Foreign currency purchase contracts	$232	$0	$2	$230
Futures contracts – copper and aluminum	(17)	(6)	90	(113)
	$215	$(6)	$92	$117
Six Months Ended June 30, 2019
Foreign currency purchase contracts	$216	$0	$14	$202
Futures contracts – copper and aluminum	(280)	47	(137)	(96)
	$(64)	$47	$(123)	$106
Six Months Ended June 30, 2018
Foreign currency purchase contracts	$239	$0	$9	$230
Futures contracts – copper and aluminum	500	(321)	292	(113)
	$739	$(321)	$301	$117

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended June 30,		Six Months June 30,
	of Operations	12 Months	2019	2018	2019	2018
Foreign currency purchase contracts	Depreciation and amortization	$27	$7	$2	$14	$9
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(96)	(11)	90	(137)	292

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2019, and December 31, 2018, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2019
Investments
Other noncurrent assets	$4,029	$0	$0	$4,029
Foreign currency exchange contracts
Other current assets	0	392	0	392
Other noncurrent assets	0	387	0	387
Other current liabilities	0	486	0	486
Other noncurrent liabilities	0	123	0	123
As of December 31, 2018
Investments
Other noncurrent assets	$3,659	$0	$0	$3,659
Foreign currency exchange contracts
Other current assets	0	1,011	0	1,011
Other noncurrent assets	0	105	0	105
Other current liabilities	0	962	0	962
Other noncurrent liabilities	0	70	0	70

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

Net sales and (loss) income from continuing operations before income taxes by geographic area for the three and six months ended June 30, 2019, and 2018, are as outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$47,417	$61,926	$98,898	$115,362
Foreign	55,102	56,445	111,115	109,424
	$102,519	$118,371	$210,013	$224,786

	(Loss) Income from Continuing Operations Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States (1)	$(607)	$(1,347)	$(13,916)	$(3,522)
Foreign (2)	1,030	902	2,431	4,072
	$423	$(445)	$(11,485)	$550
(1)

(Loss) income from continuing operations before income taxes for the six months ended June 30, 2019, includes an impairment charge of $10,082 for the write-down of certain assets of the Corporation’s cast roll manufacturing facility in Avonmore, Pennsylvania to their net realizable value.

(2)

(Loss) income from continuing operations before income taxes for the three and six months ended June 30, 2019, includes bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy during the quarter.

Substantially all of the foreign net sales for each of the periods are attributable to the Forged and Cast Engineered Products segment. Net sales by product line for the three and six months ended June 30, 2019, and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Forged and cast mill rolls	$73,046	$74,927	$150,332	$142,415
Forged engineered products	5,511	19,003	13,515	36,761
Heat exchange coils	7,512	7,325	13,811	13,726
Centrifugal pumps	9,437	9,389	18,070	17,764
Air handling systems	7,013	7,727	14,285	14,120
	$102,519	$118,371	$210,013	$224,786

14.	Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended June 30, 2019, and 2018, equaled $239 and $446, and for the six months ended June 30, 2019, and 2018, equaled $544 and $1,112, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. The Third Circuit Court of Appeals reversed the District Court’s decision to compel arbitration on August 29, 2018. The plaintiffs filed a petition for rehearing, which was denied. Rather than litigating the merits of the case at the United States District Court for the Western District of Pennsylvania, the Corporation reached a settlement agreement in principle with the plaintiffs, which approved by the court on July 22, 2019. As expected, the final resolution of this settlement agreement did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2019, and 2018 (claims not in thousands):

	Six Months Ended June 30,
	2019	2018
Total claims pending at the beginning of the period	6,772	6,907
New claims served	665	627
Claims dismissed	(176)	(198)
Claims settled	(165)	(190)
Total claims pending at the end of the period (1)	7,096	7,146
Gross settlement and defense costs (in 000’s)	$9,577	$12,446
Avg. gross settlement and defense costs per claim resolved (in 000’s)	$28.09	$32.08

(1)

Included as “open claims” are approximately 665 and 480 claims in 2019 and 2018, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

The Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at June 30, 2019, was $218,345. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($144,934 at June 30, 2019).

The following table summarizes activity relating to insurance recoveries for each of the six months ended June 30, 2019, and 2018.

	Six Months Ended June 30,
	2019	2018
Insurance receivable – asbestos, beginning of the year	$152,508	$100,342
Settlement and defense costs paid by insurance carriers	(7,574)	(9,050)
Insurance receivable – asbestos, end of the period	$144,934	$91,292

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $316 at June 30, 2019, is considered adequate based on information known to date.

17.    Business Segments

Presented below are the net sales and (loss) income from continuing operations before income taxes for the Corporation’s two business segments. For the three and six months ended June 30, 2019, the operating loss of the Forged and Cast Engineered Products segment includes bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy during the quarter. For the six months ended June 30, 2019, the operating loss of the Forged and Cast Engineered Products segment includes an impairment charge of $10,082 associated with the anticipated sale of certain assets of ANR. For the three and six months ended June 30, 2019, other expense, including corporate costs, includes a dividend received from one of the Corporation’s cast roll Chinese joint venture of approximately $1,400. For the six months ended June 30, 2018, other expense, including corporate costs, includes the impact of a favorable contractual settlement with a third party of approximately $2,425.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Forged and Cast Engineered Products	$78,557	$93,930	$163,847	$179,176
Air and Liquid Processing	23,962	24,441	46,166	45,610
Total Reportable Segments	$102,519	$118,371	$210,013	$224,786
(Loss) income from continuing operations before income taxes:
Forged and Cast Engineered Products	$(170)	$(27)	$(10,203)	$175
Air and Liquid Processing	2,948	3,748	5,091	6,007
Total Reportable Segments	2,778	3,721	(5,112)	6,182
Other expense, including corporate costs	(2,355)	(4,166)	(6,373)	(5,632)
Total	$423	$(445)	$(11,485)	$550

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

Roll market conditions in the United States and Europe continue to benefit from the trade protectionist acts. However, tariffs on U.S imports of primary steel from Canada, which began on June 1, 2018, and were lifted in May 2019, have adversely impacted our Canadian operations and the cost structure of our forged engineered products. With respect to the oil and gas market, the slowdown which began in the second half of 2018 continues.

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). ASW is our specialty steel producer based in Canada which we acquired in November 2016. Loss of a key customer in the first quarter of 2018, as a result of a plant closure, and loss of significant U.S. business due to the tariffs imposed by the United States have resulted in significant losses for the Canadian operation. While we will continue to service the open-die forged products market, we will not have a dedicated supply of required specialty steel through a back-end integration of ASW. We expect to enter into a long-term supply agreement post-sale for the supply of steel ingots. Also, we will no longer manufacture and supply primary specialty steels to customers in the non-roll opened and closed die forgings and rebar markets and will exit the Canadian market. Collectively, the sale of ASW represents a strategic shift that will have a major impact on our operations and financial results and has been accounted for as a discontinued operation.

In March 2019, the Board of Directors of the Corporation approved a plan to sell our cast roll manufacturing facility located in Avonmore, PA (the “Avonmore Plant”), owned by the Corporation’s subsidiary, Akers National Roll Company (“ANR”). On May 6, 2019, ANR entered into a definitive agreement to sell certain assets, including real estate and personal property related thereto, to an affiliate of WHEMCO, Inc. Excess capacity and high operating costs in our cast roll system have made operation of the Avonmore Plant unsustainable. It is expected the transaction will close around September 30, 2019, once remaining customer orders are completed. In connection with the anticipated sale, we recorded an impairment charge of $10,082 in the first quarter of 2019, to record the assets at their estimated net realizable value. See Note 2 to the Condensed Consolidated Financial Statements.

Air and Liquid Processing

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation, a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

For the Air and Liquid Processing segment, business activity in the specialty centrifugal pump industry has been negatively impacted by a decline in activity in the fossil-fueled power generation market, partially offset by increased activity in the marine defense market. For the heat exchanger business, we are experiencing an increase in business activity for our commercial market. For the custom air handling business, demand remains steady although competitive pricing pressures continue. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, and continue to improve the sales distribution network.

Consolidated Results from Continuing Operations for the Three and Six Months Ended June 30, 2019 and 2018

Net sales were $102,519 and $210,013, and $118,371 and $224,786, for the three and six months ended June 30, 2019, and 2018, respectively. Backlog approximated $355,485 at June 30, 2019, versus $343,079 as of December 31, 2018, and $334,413 at June 30, 2018. A discussion of sales and backlog for our two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was lower for the three months ended June 30, 2019, when compared to the three months ended June 30, 2018. The decrease is primarily due to better pricing for mill rolls and operating efficiencies within the Forged and Cast Engineered Products segment offset by lower production volumes for forged engineered products, particularly to the oil and gas industry, and a shift in product mix for the Air & Liquid Processing segment. On a year-to-date basis, costs of products sold, excluding depreciation and amortization, as a percentage of sales for the six months ended June 30, 2019, was comparable to the same period in the prior year. Similar to the quarter, pricing for mill rolls has improved and operating results benefitted from the operating efficiencies within the Forged and Cast Engineered Products segment but were offset by lower sales volumes of forged engineered products and a shift in product mix for the Air & Liquid Processing segment.

Selling and administrative expenses decreased for the three and six months ended June 30, 2019, when compared to the same periods of the prior year. The decrease is principally due to lower employee-related costs, due in part to recent reduction-in-force actions, and lower commissions, primarily due to the lower volume of forged engineered product sales. The expected reduction, however, was minimized by recognition of bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy during the second quarter of 2019 (the “Bad Debt Expense”) and, primarily for the current year-to-date period, higher professional fees associated with our overall corporate restructuring plan.

Depreciation and amortization decreased for the three and six months ended June 30, 2019, when compared to the same periods of the prior year. The decrease is principally due to lower depreciation expense following the sale of certain net assets of the Vertical Seal division of ANR on October 31, 2018, and the cessation of depreciation at ANR in the second quarter of 2019 in connection with the write down of certain assets to their estimated net realizable value.

Impairment charge represents the write down of certain assets of ANR to their estimated net realizable value (the “Impairment Charge”) in the first quarter of 2019.

Loss from continuing operations approximated $653 and $189 for the three months ended June 30, 2019, and 2018, and $12,612 and $1,966 for the six months ended June 30, 2019, and 2018, respectively. The current year periods include the Bad Debt Expense. Additionally, the current year-to-date period includes the Impairment Charge of $10,082 and professional fees associated with our overall corporate restructuring plan and employee severance costs due to a reduction in force (the “Restructuring-Related Costs”) undertaken and completed in the first quarter of 2019 of $1,092. A discussion of operating results for our two segments is included below.

Net sales and operating results by segment

Forged and Cast Engineered Products. Sales for the Forged and Cast Engineered Products segment for the three and six months ended June 30, 2019, declined 16% and 9%, respectively, compared to the prior year periods principally due to a lower volume of sales of forged engineered products to the oil and gas industry. Operating results for the three months ended June 30, 2019, and 2018, were comparable, despite the Bad Debt Expense recorded during the second quarter of 2019. Operating results for the six months ended June 30, 2019, were lower than the prior year period principally due to the Impairment Charge recorded earlier in the year and the Bad Debt Expense. Manufacturing efficiencies, better pricing and lower overhead costs helped to minimize the effect of the lower volume of forged engineered product sales. Backlog approximated $302,442 at June 30, 2019, compared to $298,723 at December 31, 2018, and $284,171 at June 30, 2018. The increase in backlog at June 30, 2019, when compared to each of the periods, is principally due to higher order intake and improved pricing for mill rolls. Backlog for other forged engineered products declined as of June 30, 2019, when compared to each of the previous periods. Approximately $146,000 of the current backlog is expected to ship after 2019.

Air and Liquid Processing. Net sales for the three and six months ended June 30, 2019, were comparable to the same periods of the prior year. Operating income for the three and six months ended June 30, 2019, decreased by 21% and 15%, respectively, when compared to the same periods of the prior year principally due to changes in product mix. At June 30, 2019, backlog approximated $53,043 which compares to $44,356 at December 31, 2018, and $50,242 at June 30, 2018. The increase in backlog over the prior periods is primarily attributable to orders for U.S. Navy shipbuilders. The majority of the current backlog is expected to ship in 2019.

Investment-related income for the current year periods increased over the comparable prior year periods primarily due to a dividend of approximately $1,400 received from our cast roll Chinese joint venture during the second quarter of 2019.

Interest expense for the current year periods increased over the comparable prior year periods principally due to interest on the sale and leaseback financing transaction completed in September 2018, offset by lower interest on promissory notes which were repaid on March 4, 2019.

Other income (expense) – net for the three months ended June 30, 2019, and 2018, were comparable. Other income (expense) – net for the six months ended June 30, 2019, was less than the same period of the prior year which included a favorable contract settlement with a third party in the first quarter of 2018 of $2,425.

Income tax provision for each of the periods includes income taxes associated with our profitable operations. An income tax benefit is not able to be recognized on losses of certain of our entities since they remain in a three-year cumulative loss position. Additionally, the income tax provision for the six months ended June 30, 2018, includes: (i) a $1,242 benefit from the release of a valuation allowance previously established against the deferred income tax assets of one of our foreign subsidiaries on the basis that it was “more likely than not” the deferred income tax assets would be realized, (ii) a benefit for the carryback of additional 2017 tax losses of $986, and (iii) a refund of AMT credits of $489. The additional benefit was partially offset by recognition of a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $2,135.

Net (loss) income from continuing operations and (loss) income per common share for the three and six months ended June 30, 2019, include the Bad Debt Expense, the Impairment Charge and Restructuring-Related Costs which had a combined negative impact on net loss from continuing operations per common share of $0.12 and $1.00 per common share for the respective periods.

Non-GAAP Financial Measures

We present below non-GAAP adjusted income from continuing operations, which we calculate as our loss from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, estimated excess costs associated with ANR, and the Bad Debt Expense. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and is not comparable to similarly-titled measures presented by other companies.

We have presented adjusted income from continuing operations because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance and to develop operational goals for managing our business. This non-GAAP financial measure excludes significant charges, or credits, that are one-time charges or credits, unrelated to our ongoing results of operations or are beyond our control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. We believe this non-GAAP financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude. In particular, we believe that the exclusion of the Impairment Charge, the Restructuring-Related Costs, the estimated excess costs of ANR which are not expected to continue following the sale of the Avonmore Plant, and the Bad Debt Expense can provide a useful measure for period-to-period comparisons of our core business performance. Accordingly, we believe that this non-GAAP financial measure provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted income from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from continuing operations rather than loss from continuing operations which is the nearest GAAP equivalent. Among other things, estimated excess costs of ANR, which is excluded from the adjusted non-GAAP financial measure, necessarily reflect judgments made by management in allocating manufacturing and operating costs between the Avonmore Plant and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant. Estimated excess costs of ANR will continue until the Avonmore Plant is sold and additional costs could be incurred in conjunction with the sale. Also, there can be no assurance that additional charges similar to the Impairment Charge, the Restructuring-Related Costs and the Bad Debt Expense will not occur in future periods.

The adjustments reflected in adjusted income from continuing operations are pre-tax. There is no tax benefit associated with these adjustments due to our having a valuation allowance recorded against our deferred income tax assets for the jurisdictions where the expenses are recognized.

The following is a reconciliation of loss from continuing operations to non-GAAP adjusted income from continuing operations for the three and six months ended June 30, 2019, and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loss from continuing operations, as reported (GAAP)	$(653)	$(189)	$(12,612)	$(1,966)
Impairment Charge (1)	0	0	10,082	0
Restructuring-Related Costs (2)	171	0	1,092	0
Estimated excess costs of ANR (3)	1,685	1,602	3,887	3,910
Bad Debt Expense (4)	1,366	0	1,366	0
Income from continuing operations, as adjusted (Non-GAAP)	$2,569	$1,413	$3,815	$1,944
(1)	Represents an impairment charge to record certain assets of ANR to their estimated net realizable value in connection with their anticipated sale.
(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to a reduction in force.
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

(4)	Represents bad debt expense for a British cast roll customer who filed for bankruptcy during the second quarter of 2019.

Results from Discontinued Operations for the Three and Six Months Ended June 30, 2019 and 2018

Loss from discontinued operations represents the net loss associated with our Canadian subsidiary, ASW, which is held for sale. Losses were higher in the current year periods primarily due to a lower demand for ingot feedstock, which is used in the production of forged engineered products to the oil and gas industry, and the impact of tariffs, which began on June 1, 2018. In May 2019, the tariffs were lifted.

Liquidity and Capital Resources

Net cash flows used in operating activities for continuing operations for the six months ended June 30, 2019, increased when compared to the six months ended June 30, 2018, primarily due to additional investment in trade working capital. Although we recorded an impairment charge associated with the anticipated sale of certain of the assets of our Avonmore cast roll facility, the charge was a non-cash charge and, accordingly, did not impact our net cash flows used in operating activities. The increase in accounts receivable at June 30, 2019, from December 31, 2018, is attributable to higher sales in the latter part of Q2 2019 compared to the latter part of Q4 2018. The increase in accounts payable at June 30, 2019, from December 31, 2018, is attributable to efforts to manage working capital including balancing the duration of trade receivables and trade payables.

Net cash flows used in investing activities for continuing operations for the six months ended June 30, 2019, were slightly less than the comparable prior year period. As of June 30, 2019, commitments for future capital expenditures approximated $2,968 which is expected to be spent over the next 12-18 months.

Net cash flows (used in) provided by financing activities for continuing operations fluctuated as a result of borrowing activity. In 2019, we borrowed from our revolving credit facility to repay promissory notes (and interest) that were issued in connection with a 2016 acquisition. By comparison, borrowings from the revolving credit facility in 2018 were reinvested in our businesses.

Net cash flows used in discontinued operations for the six months ended June 30, 2019, and June 30, 2018, were comparable. The reduction in trade working capital for the six months ended June 30, 2019, required lower borrowings by ASW from its affiliates.

As a result of the above, cash and cash equivalents decreased by $13,257 in 2019, and ended the period at $6,456 in comparison to $19,713 at December 31, 2018. As of June 30, 2019, the majority of our cash and cash equivalents is held by our foreign operations. In an effort to minimize borrowings under our revolving credit facility, we have voluntarily instituted a springing lock-box feature whereby domestic customer remittances to the lock-box are used to pay down borrowings under our revolving credit facility. Accordingly, minimal cash is maintained by our domestic operations.

Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility are expected to be sufficient to finance our operational and capital expenditure requirements. As of June 30, 2019, remaining availability under the revolving credit facility approximated $33,000, net of standard availability reserves. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2019.

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 8, 2019	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 8, 2019	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer