Form 10-Q
period 2019-09-30
AMPCO PITTSBURGH CORP
filed 2019-11-08
CIK 6176

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On November 1, 2019, 12,642,309 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,829	$19,713
Receivables, less allowance for doubtful accounts of $2,827 in 2019 and $978 in 2018	77,081	69,448
Inventories	86,976	94,196
Insurance receivable – asbestos	17,000	17,000
Other current assets	6,687	7,271
Current assets of discontinued operations	0	20,238
Total current assets	197,573	227,866
Property, plant and equipment, net	164,579	185,661
Operating lease right-of-use assets	5,428	0
Insurance receivable – asbestos	124,032	135,508
Deferred income tax assets	3,075	3,188
Intangible assets, net	7,709	9,225
Investments in joint ventures	2,175	2,175
Other noncurrent assets	8,942	7,496
Total assets	$513,513	$571,119
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,445	$38,900
Accrued payrolls and employee benefits	20,244	20,380
Debt – current portion	20,041	45,728
Operating lease liabilities – current portion	618	0
Asbestos liability – current portion	24,000	24,000
Other current liabilities	28,132	28,987
Current liabilities of discontinued operations	0	9,458
Total current liabilities	129,480	167,453
Employee benefit obligations	71,162	72,658
Asbestos liability	188,953	203,922
Deferred income tax liabilities	609	164
Long-term debt	55,026	31,881
Noncurrent operating lease liabilities	4,810	0
Other noncurrent liabilities	2,258	2,072
Total liabilities	452,298	478,150
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares in 2019 and 20,000 shares in 2018; issued and outstanding 12,642 shares in 2019 and 12,495 shares in 2018	12,642	12,495
Additional paid-in capital	155,955	154,889
Retained deficit	(54,416)	(30,355)
Accumulated other comprehensive loss	(59,127)	(49,434)
Total Ampco-Pittsburgh shareholders’ equity	55,054	87,595
Noncontrolling interest	6,161	5,374
Total shareholders’ equity	61,215	92,969
Total liabilities and shareholders’ equity	$513,513	$571,119

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$90,872	$98,824	$300,885	$323,610
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	75,475	82,007	250,232	268,500
Selling and administrative	12,365	13,999	40,179	43,128
Depreciation and amortization	4,502	5,361	14,411	16,409
Impairment charge	0	0	10,082	0
(Gain) loss on disposal of assets	(130)	304	(67)	386
Total operating expenses	92,212	101,671	314,837	328,423
Loss from continuing operations	(1,340)	(2,847)	(13,952)	(4,813)
Other income (expense):
Investment-related income	19	433	1,419	500
Interest expense	(1,541)	(1,054)	(4,035)	(2,947)
Other – net	2,068	1,255	4,289	5,597
	546	634	1,673	3,150
Loss from continuing operations before income taxes	(794)	(2,213)	(12,279)	(1,663)
Income tax provision	(429)	(800)	(1,716)	(883)
Net loss from continuing operations	(1,223)	(3,013)	(13,995)	(2,546)
Loss from discontinued operations, net of tax	(3,398)	(3,443)	(9,031)	(5,221)
Net loss	(4,621)	(6,456)	(23,026)	(7,767)
Less: Net income attributable to noncontrolling interest	434	583	1,035	1,325
Net loss attributable to Ampco-Pittsburgh	$(5,055)	$(7,039)	$(24,061)	$(9,092)

Net loss from continuing operations per common share:
Basic	$(0.10)	$(0.24)	$(1.11)	$(0.20)
Diluted	$(0.10)	$(0.24)	$(1.11)	$(0.20)

Loss from discontinued operations, net of tax, per common share:
Basic	$(0.27)	$(0.28)	$(0.72)	$(0.42)
Diluted	$(0.27)	$(0.28)	$(0.72)	$(0.42)

Net loss per common share attributable to Ampco-Pittsburgh:
Basic	$(0.40)	$(0.56)	$(1.91)	$(0.73)
Diluted	$(0.40)	$(0.56)	$(1.91)	$(0.73)

Weighted average number of common shares outstanding:
Basic	12,640	12,494	12,572	12,432
Diluted	12,640	12,494	12,572	12,432

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(4,621)	$(6,456)	$(23,026)	$(7,767)
Other comprehensive loss, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(3,769)	(1,102)	(4,893)	(4,801)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(9,551)	138	(4,850)	417
Fair value of cash flow hedges	(134)	(198)	(87)	(519)
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	156	(42)	(287)	152
Realized losses (gains) from settlement of cash flow hedges	53	46	176	(255)
Other comprehensive loss	(13,245)	(1,158)	(9,941)	(5,006)
Comprehensive loss	(17,866)	(7,614)	(32,967)	(12,773)
Less: Comprehensive income attributable to noncontrolling interest	188	440	787	1,148
Comprehensive loss attributable to Ampco-Pittsburgh	$(18,054)	$(8,054)	$(33,754)	$(13,921)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
For the three months ended September 30, 2019
Balance July 1, 2019	$12,624	$155,644	$(49,361)	$(46,128)	$5,973	$78,752
Stock-based compensation		299				299
Comprehensive income (loss):
Net (loss) income			(5,055)		434	(4,621)
Other comprehensive loss				(12,999)	(246)	(13,245)
Comprehensive income (loss)					188	(17,866)
Issuance of common stock excluding excess tax benefits of $0	18	12				30
Balance September 30, 2019	$12,642	$155,955	$(54,416)	$(59,127)	$6,161	$61,215

For the three months ended September 30, 2018
Balance July 1, 2018	$12,491	$154,185	$36,926	$(49,203)	$3,528	$157,927
Stock-based compensation		462				462
Comprehensive income (loss):
Net (loss) income			(7,039)		583	(6,456)
Other comprehensive loss				(1,015)	(143)	(1,158)
Comprehensive income (loss)					440	(7,614)
Issuance of common stock excluding excess tax benefits of $0	4	3				7
Other			1			1
Balance September 30, 2018	$12,495	$154,650	$29,888	$(50,218)	$3,968	$150,783

For the nine months ended September 30, 2019
Balance January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		959				959
Comprehensive income (loss):
Net (loss) income			(24,061)		1,035	(23,026)
Other comprehensive loss				(9,693)	(248)	(9,941)
Comprehensive income (loss)					787	(32,967)
Issuance of common stock excluding excess tax benefits of $0	147	107				254
Balance September 30, 2019	$12,642	$155,955	$(54,416)	$(59,127)	$6,161	$61,215

For the nine months ended September 30, 2018
Balance January 1, 2018	$12,361	$152,992	$38,980	$(45,392)	$2,820	$161,761
Stock-based compensation		1,301				1,301
Comprehensive income (loss):
Net (loss) income			(9,092)		1,325	(7,767)
Other comprehensive loss				(4,829)	(177)	(5,006)
Comprehensive income (loss)					1,148	(12,773)
Issuance of common stock excluding excess tax benefits of $0	134	357				491
Other				3		3
Balance September 30, 2018	$12,495	$154,650	$29,888	$(50,218)	$3,968	$150,783

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Net cash flows (used in) provided by operating activities - continuing operations	$(8,194)	$1,555

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,156)	(7,215)
Proceeds from sale of ASW (Note 2)	4,292	0
Proceeds from sale of the Avonmore Plant (Note 2)	3,700	0
Purchases of long-term marketable securities	(51)	(102)
Proceeds from sale of long-term marketable securities	241	247
Net cash flows provided by (used in) investing activities - continuing operations	1,026	(7,070)

Cash flows from financing activities:
Repayment of debt	(27,830)	(273)
Proceeds from Revolving Credit and Security Agreement	35,624	23,000
Payments on Revolving Credit and Security Agreement	(11,500)	(29,500)
Proceeds from sale and leaseback financing arrangement	0	19,000
Dividends paid	(7)	(35)
Deferred financing costs	0	(477)
Funding of discontinued operations	1,663	(10,069)
Net cash flows (used in) provided by financing activities - continuing operations	(2,050)	1,646

Effect of exchange rate changes on cash and cash equivalents	(666)	(785)

Cash flows from discontinued operations:
Net cash flows used in operating activities - discontinued operations	(3,803)	(9,749)
Net cash flows used in investing activities - discontinued operations	(158)	(1,588)
Net cash flows provided by financing activities - discontinued operations	2,837	10,069
Net cash flows used in discontinued operations	(1,124)	(1,268)

Net decrease in cash and cash equivalents	(11,008)	(5,922)
Cash and cash equivalents at beginning of period	20,837	20,700
Cash and cash equivalents at end of period	9,829	14,778
Less: cash and cash equivalents of discontinued operations	0	(775)
Cash and cash equivalents of continuing operations at end of period	$9,829	$14,003

Supplemental information:
Income tax payments	$1,021	$1,126
Interest payments	$2,917	$1,338
Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$1,022	$1,161
Finance lease right-of-use assets exchanged for lease liabilities	$555	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2019, the condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2019, and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019, and 2018, have been prepared by Ampco-Pittsburgh Corporation (the “Corporation”) without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results expected for the full year.

In October 2018, the Board of Directors of the Corporation approved a plan to sell its indirect subsidiary, ASW Steel Inc. (“ASW”), which was completed on September 30, 2019. See Note 2. The assets and liabilities of ASW as of December 31, 2018, have been classified as held for sale, and its operating results for the three and nine months ended September 30, 2019, and 2018, and its cash flows for the nine months ended September 30, 2019, and 2018, have been presented as discontinued operations in the accompanying financial statements. All footnotes exclude balances and activity of ASW unless otherwise noted.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases other than those with a term less than one year and to disclose key information about certain leasing arrangements. The guidance became effective for the Corporation on January 1, 2019, and was applied on a modified retrospective basis (cumulative-effect adjustment to January 1, 2019 retained earnings). An operating lease ROU asset and operating lease liability equal to the present value of lease payments of $5,893 was recorded as of January 1, 2019. There was no cumulative-effect adjustment to the Corporation’s retained earnings as of January 1, 2019, since initial direct costs were insignificant. See Note 4 and Note 7, respectively, for the finance lease ROU assets recorded within Property, Plant and Equipment and the finance lease liabilities recorded within Debt as of September 30, 2019. ASU 2016-02 also provides an election for practical expedients which permit an entity not to reassess whether any expired or existing contracts contain leases, to carry forward the existing lease classification, and not to reassess initial direct costs associated with existing leases. The Corporation applied these practical expedients as part of its adoption. The new guidance did not affect the Corporation’s operating results or liquidity.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance becomes effective for the Corporation on January 1, 2020. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not, however, affect the Corporation’s liquidity.

2.	Discontinued Operations and Disposition

In 2016, the Corporation purchased the stock of ASW, a specialty steel producer located in Ontario, Canada. The acquisition supported the Corporation’s diversification efforts in the open-die forging market. Loss of a key customer in the first quarter of 2018, as a result of a plant closure, and loss of significant U.S. business due to tariffs imposed by the United States as of June 1, 2018, on imports of primary steel from Canada have resulted in significant losses for the Canadian operation. In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW and, in the fourth quarter of 2018, the Corporation recorded an after-tax charge of $15,000 to write down the assets of ASW to their estimated fair value less costs to sell.

On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). Pursuant to the Purchase Agreement, the Purchaser agreed to acquire all of the outstanding equity of ASW for $8,000 in cash. The net proceeds received at closing, after customary purchase price adjustments made in accordance with the Purchase Agreement, were $4,292. The purchase price may be further increased or decreased once the final net working capital, indebtedness and transaction expenses as of the closing date have been determined in accordance with the terms of the Purchase Agreement.

While the Corporation will continue to service the open-die forged products market, it will not have a dedicated supply of required specialty steel through a back-end integration of ASW. Instead, Union Electric Steel (“UES”), an indirect subsidiary of the Corporation, entered into a long-term supply agreement with ASW for the supply of stainless steel ingots to UES.

The sale of ASW represents a strategic shift that will have a major impact on the Corporation’s operations and financial results. As of December 31, 2018, the “asset held for sale” and “discontinued operations” criteria were met. Accordingly, as set forth in ASC 205, Presentation of Financial Statements, the assets and liabilities of ASW were presented separately as assets and liabilities of discontinued operations in the accompanying condensed consolidated balance sheet as of December 31, 2018. The assets and liabilities of ASW were classified as current because the Corporation expected to complete the sale in 2019. The operating results and cash flows of ASW have been presented as discontinued operations, for the current and prior year periods, in the accompanying condensed consolidated statements of operations and statements of cash flows. Previously, the operating results of ASW were included in the operating results of the Forged and Cast Engineered Products segment.

The assets and liabilities of ASW were as follows as of December 31, 2018:

December 31, 2018
Cash and cash equivalents	$1,124
Receivables	6,928
Inventories	13,764
Other assets	1,708
Property, plant and equipment, net	11,714
Estimated charge for impairment	(15,000)
Current assets of discontinued operations	$20,238

Accounts payable	$8,890
Accrued payrolls and employee benefits	178
Other current liabilities	390
Current liabilities of discontinued operations	$9,458

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$9,992	$14,849	$35,045	$51,227
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	12,772	17,858	42,407	53,358
Selling and administrative	569	513	1,700	1,671
Depreciation and amortization	0	322	0	948
Loss (gain) on disposal of assets	53	(6)	42	(149)
Total operating expenses	13,394	18,687	44,149	55,828
Loss from discontinued operations	(3,402)	(3,838)	(9,104)	(4,601)
Other income (expense)	4	395	73	(596)
Loss from discontinued operations before income taxes	(3,398)	(3,443)	(9,031)	(5,197)
Income tax provision	0	0	0	(24)
Loss from discontinued operations, net of tax	$(3,398)	$(3,443)	$(9,031)	$(5,221)

Net sales for the three and nine months ended September 30, 2019, and 2018, include $360 and $1,457, and $4,381 and $20,117, respectively, of products sold by ASW to UES. Costs of products sold (excluding depreciation and amortization) approximated the same.

Additionally, in March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of UES, located in Avonmore, Pennsylvania (the “Avonmore Plant”). In connection with the anticipated sale, the Corporation recognized an impairment charge of $10,082 in the first quarter of 2019, to record the assets at their estimated net realizable value. In May 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including its real estate and certain personal property, to an affiliate of WHEMCO, Inc. for $3,700. On September 30, 2019, following completion of customer orders in backlog, the transaction closed and all operations at ANR ceased. Although the sale of the Avonmore Plant is expected to mitigate the excess capacity and high operating costs of the Corporation’s cast roll operations, thereby having a positive impact on the Corporation’s operating results, the sale of the Avonmore Plant is not considered a strategic shift that will have a major effect on the Corporation’s operations per the requirements of ASC 205, Presentation of Financial Statements. Accordingly, the operating results and cash flows of ANR are included within continuing operations, versus discontinued operations, for the current year and prior year periods.

3.	Inventories

At September 30, 2019, and December 31, 2018, approximately 36% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2019	December 31, 2018
Raw materials	$20,032	$19,615
Work-in-process	36,359	42,339
Finished goods	19,044	20,650
Supplies	11,541	11,592
Inventories	$86,976	$94,196

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2019	December 31, 2018
Land and land improvements	$9,340	$10,207
Buildings	60,922	65,425
Machinery and equipment	319,264	332,378
Construction-in-process	5,545	3,499
Other	6,815	6,813
	401,886	418,322
Accumulated depreciation and amortization	(237,307)	(232,661)
Property, plant and equipment, net	$164,579	$185,661

The majority of the assets of the Corporation, except real property, is pledged as collateral under the Corporation’s Revolving Credit and Security Agreement (Note 7). Land and buildings of Union Electric Steel UK Limited (“UES-UK”), an indirect subsidiary of the Corporation, equal to approximately $2,609 (£2,122) at September 30, 2019, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). The gross value of finance lease ROU assets and the related accumulated amortization as of September 30, 2019, approximated $3,139 and $930, respectively, and at December 31, 2018, approximated $3,716 and $1,340, respectively.

5.	Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2019	December 31, 2018
Customer relationships	$5,935	$6,234
Developed technology	4,047	4,322
Trade name	2,302	2,497
	12,284	13,053
Accumulated amortization	(4,575)	(3,828)
Intangible assets, net	$7,709	$9,225

The following summarizes changes in intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$8,241	$10,075	$9,225	$11,021
Changes in intangible assets	0	(177)	(292)	(177)
Amortization of intangible assets	(317)	(300)	(900)	(922)
Other, primarily impact from changes in foreign currency exchange rates	(215)	(35)	(324)	(359)
Balance at end of period	$7,709	$9,563	$7,709	$9,563

Changes during the nine months ended September 30, 2019, represent an impairment charge on the intangible assets of ANR recognized in connection with the anticipated sale of the Avonmore Plant. Changes during the three and nine months ended September 30, 2018, represent the movement of intangible assets to assets held for sale associated with the anticipated sale of the Vertical Seal division of ANR, which closed on October 31, 2018.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2019	December 31, 2018
Customer-related liabilities	$14,680	$16,439
Accrued interest payable	2,453	2,333
Accrued sales commissions	1,564	1,637
Other	9,435	8,578
Other current liabilities	$28,132	$28,987

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of the period	$9,223	$9,626	$9,447	$11,379
Satisfaction of warranty claims	(1,392)	(1,315)	(3,873)	(4,487)
Provision for warranty claims	1,250	469	3,622	2,218
Other, primarily impact from changes in foreign currency exchange rates	(213)	(6)	(328)	(336)
Balance at end of the period	$8,868	$8,774	$8,868	$8,774

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition, and are recorded as an other current liability on the condensed consolidated balance sheet. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year.

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of the period	$4,014	$4,889	$4,304	$4,574
Satisfaction of performance obligations	(2,363)	(2,027)	(7,368)	(7,176)
Receipt of additional deposits	1,763	1,871	6,472	7,384
Other, primarily changes in foreign currency exchange rates	(67)	(87)	(61)	(136)
Balance at end of the period	$3,347	$4,646	$3,347	$4,646

7.	Debt
Borrowings consisted of the following:

	September 30, 2019	December 31, 2018
Revolving Credit and Security Agreement	$38,444	$14,320
Sale and leaseback financing obligation	19,126	18,518
Promissory notes (and interest)	0	26,205
Industrial Revenue Bonds ("IRB")	13,311	13,311
Minority shareholder loan	3,067	4,056
Finance lease liabilities	1,119	1,199
Outstanding borrowings	75,067	77,609
Debt – current portion	(20,041)	(45,728)
Long-term debt	$55,026	$31,881

Revolving Credit and Security Agreement

The Corporation is party to a five-year Revolving Credit and Security Agreement (the “Credit Agreement”) with a syndicate of banks, which expires in May 2021. The Credit Agreement provides for initial borrowings not to exceed $100,000, with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Credit Agreement includes sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $15,000. Prior to the sale of ASW, the Credit Agreement also provided for a sublimit for Canadian borrowings not to exceed $15,000. In conjunction with the sale of ASW, the Canadian sublimit was eliminated.

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.75% to 1.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of September 30, 2019, the Corporation had outstanding borrowings under the Credit Agreement of $38,444 (including £3,000 of European borrowings for UES-UK). The average interest rate for the nine months ended September 30, 2019, was approximately 4%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9). As of September 30, 2019, remaining availability under the Credit Agreement approximated $21,000, net of standard availability reserves.

Borrowings outstanding under the Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2019.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 6% for the nine months ended September 30, 2019.

Promissory Notes

In connection with a March 2016 acquisition, the Corporation issued two three-year promissory notes. Principal and accrued interest of $26,474, in the aggregate, were paid on March 4, 2019.

8.      Pension and Other Postretirement Benefits

In September 2019, in connection with the sale of the Avonmore Plant and the cessation of all manufacturing operations at ANR, the Corporation recognized special termination benefits expense of $3,694 and a curtailment loss of $1,641 associated with shutdown benefits provided by the provisions of the defined benefit plan document and negotiated benefits. Additionally, for the other postretirement benefit plan, the Corporation recognized a curtailment gain of $7,639 resulting principally from the accelerated amortization of prior service credits. The plant closure also triggered the remeasurement of plan liabilities, increasing the liability for employee benefit obligations by $2,196 for the defined benefit plan and $524 for the other postretirement benefit plan.

Earlier in 2019, the Corporation amended retiree health benefits for one of its other postretirement benefit plans to a stipend and reimbursement plan. Changes to retiree health benefits resulted in a remeasurement of the liability, reducing the liability by $4,632, and a curtailment gain of $15.

In 2018, in connection with the ratification of the collective bargaining agreement for employees of the United Steelworkers Local 14034-49 (Harmon Creek Plant), employee participation in the qualified domestic defined benefit pension plan was frozen effective June 1, 2018. Benefit accruals were replaced with employer contributions to the defined contribution plan equaling a non-elective contribution of 3% of compensation and a matching contribution up to 4% of compensation. The plan freeze resulted in a curtailment loss of $21.

Contributions were as follows:

	Nine Months Ended September 30,
	2019	2018
U.S. defined benefit pension plans	$977	$0
Foreign defined benefit pension plans	277	1,308
Other postretirement benefits (e.g., net payments)	757	880
U.K. defined contribution pension plan	262	270
U.S. defined contribution plan	2,622	1,991

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans	2019	2018	2019	2018
Service cost	$192	$193	$577	$1,002
Interest cost	2,255	2,181	6,784	6,292
Expected return on plan assets	(3,145)	(3,356)	(9,434)	(9,959)
Amortization of prior service cost	55	10	61	35
Amortization of actuarial loss	461	308	1,037	1,163
Special termination benefits	3,694	0	3,694	0
Curtailment loss	1,641	0	1,641	21
Net benefit expense (income)	$5,153	$(664)	$4,360	$(1,446)

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2019	2018	2019	2018
Service cost	$115	$65	$314	$340
Interest cost	338	340	1,047	1,058
Expected return on plan assets	(561)	(629)	(1,736)	(1,959)
Amortization of prior service credit	(68)	(82)	(212)	(255)
Amortization of actuarial loss	157	182	486	566
Net benefit income	$(19)	$(124)	$(101)	$(250)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2019	2018	2019	2018
Service cost	$74	$114	$230	$342
Interest cost	98	124	309	371
Amortization of prior service credit	(532)	(402)	(1,553)	(1,205)
Amortization of actuarial gain	(97)	(58)	(286)	(173)
Curtailment gain	(7,639)	0	(7,654)	0
Net benefit income	$(8,096)	$(222)	$(8,954)	$(665)

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2019, approximated $20,260, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of September 30, 2019, approximated $4,000 (SEK 33,900) which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2019, and 2018, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)	$(174)	$(49,434)
Net Change	(4,893)	(5,137)	89	(9,941)	(248)	(9,693)
Balance at September 30, 2019	$(23,535)	$(36,039)	$25	$(59,549)	$(422)	$(59,127)

Balance at January 1, 2018	$(11,932)	$(34,196)	$739	$(45,389)	$3	$(45,392)
Net Change	(4,801)	569	(774)	(5,006)	(177)	(4,829)
Balance at September 30, 2018	$(16,733)	$(33,627)	$(35)	$(50,395)	$(174)	$(50,221)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of unrecognized employee benefit costs:
Other (income) expense	$156	$(42)	$(287)	$152
Income tax provision	0	0	0	0
Net of tax	$156	$(42)	$(287)	$152
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(7)	$(20)	$(16)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	59	53	196	(239)
Total before income tax	53	46	176	(255)
Income tax provision	0	0	0	0
Net of tax	$53	$46	$176	$(255)

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2019, approximately $28,825 of anticipated foreign-denominated sales has been hedged which amount is covered by fair value contracts settling at various dates through April 2021.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2019, approximately 49% or $2,321 of anticipated copper purchases over the next 10 months and 56% or $449 of anticipated aluminum purchases over the next six months are hedged.

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

As of September 30, 2019, the Corporation has purchase commitments covering approximately 75% or $1,704 of anticipated natural gas usage for 2019 and 2020 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $346 for the three and nine months ended September 30, 2019, and $233 and $1,051 for the three and nine months ended September 30, 2018, respectively.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) approximated $(1,269) and $(398) for the three months ended September 30, 2019, and 2018, respectively, and $(1,999) and $(1,051) for the nine months ended September 30, 2019, and 2018, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2019	December 31, 2018
Fair value hedge contracts	Other current assets	$0	$44
	Other current liabilities	1,103	950
	Other noncurrent liabilities	434	70
Fair value hedged items	Receivables	459	232
	Other current assets	782	967
	Other noncurrent assets	578	105
	Other current liabilities	0	12

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2019, and 2018, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to deferred income tax assets being fully valued in the related jurisdictions.

Three Months Ended September 30, 2019	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$202	$0	$6	$196
Futures contracts – copper and aluminum	(96)	(134)	(59)	(171)
	$106	$(134)	$(53)	$25
Three Months Ended September 30, 2018
Foreign currency purchase contracts	$230	$0	$7	$223
Futures contracts – copper and aluminum	(113)	(198)	(53)	(258)
	$117	$(198)	$(46)	$(35)
Nine Months Ended September 30, 2019
Foreign currency purchase contracts	$216	$0	$20	$196
Futures contracts – copper and aluminum	(280)	(87)	(196)	(171)
	$(64)	$(87)	$(176)	$25
Nine Months Ended September 30, 2018
Foreign currency purchase contracts	$239	$0	$16	$223
Futures contracts – copper and aluminum	500	(519)	239	(258)
	$739	$(519)	$255	$(35)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended September 30,		Nine Months September 30,
	of Operations	12 Months	2019	2018	2019	2018
Foreign currency purchase contracts	Depreciation and amortization	$27	$6	$7	$20	$16
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(171)	(59)	(53)	(196)	239

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2019, and December 31, 2018, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2019
Investments
Other noncurrent assets	$3,991	$0	$0	$3,991
Foreign currency exchange contracts
Other current assets	0	782	0	782
Other noncurrent assets	0	578	0	578
Other current liabilities	0	1,103	0	1,103
Other noncurrent liabilities	0	434	0	434
As of December 31, 2018
Investments
Other noncurrent assets	$3,659	$0	$0	$3,659
Foreign currency exchange contracts
Other current assets	0	1,011	0	1,011
Other noncurrent assets	0	105	0	105
Other current liabilities	0	962	0	962
Other noncurrent liabilities	0	70	0	70

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

Net sales and (loss) income from continuing operations before income taxes by geographic area for the three and nine months ended September 30, 2019, and 2018, are as outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$45,997	$50,756	$144,895	$166,118
Foreign	44,875	48,068	155,990	157,492
	$90,872	$98,824	$300,885	$323,610

	(Loss) Income from Continuing Operations Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States (1)	$(315)	$(3,208)	$(14,231)	$(6,730)
Foreign (2)	(479)	995	1,952	5,067
	$(794)	$(2,213)	$(12,279)	$(1,663)
(1)

(Loss) income from continuing operations before income taxes for the nine months ended September 30, 2019, includes an impairment charge of $10,082, recorded in the first quarter of 2019, for the write-down of the Avonmore Plant to its estimated net realizable value.

(2)

(Loss) income from continuing operations before income taxes for the nine months ended September 30, 2019, includes bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy.

Substantially all of the foreign net sales for each of the periods are attributable to the Forged and Cast Engineered Products segment. Net sales by product line for the three and nine months ended September 30, 2019, and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Forged and cast mill rolls	$63,743	$64,983	$214,075	$207,398
Forged engineered products	3,709	9,715	17,224	46,476
Heat exchange coils	6,586	7,132	20,397	20,858
Centrifugal pumps	9,202	9,790	27,272	27,554
Air handling systems	7,632	7,204	21,917	21,324
	$90,872	$98,824	$300,885	$323,610

14.	Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended September 30, 2019, and 2018, equaled $421 and $146, and for the nine months ended September 30, 2019, and 2018, equaled $965 and $1,258, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below. In February 2017, the Corporation, its indirect subsidiary Akers National Roll Company, as well as the Akers National Roll Company Health & Welfare Benefits Plan were named as defendants in a class action complaint filed in the United States District Court for the Western District of Pennsylvania, where the plaintiffs (currently retired former employees of Akers National Roll Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union, AFL-CIO) alleged that the defendants breached collective bargaining agreements and violated the benefit plan by modifying medical benefits of the plaintiffs and similarly situated retirees. The defendants moved to dismiss the case, and plaintiffs petitioned the court to compel arbitration. On June 13, 2017, the District Court compelled arbitration and denied the defendants’ motion to dismiss as moot. Defendants appealed this decision to the Third Circuit Court of Appeals on June 21, 2017. The Third Circuit Court of Appeals reversed the District Court’s decision to compel arbitration on August 29, 2018. Rather than litigating the merits of the case at the United States District Court for the Western District of Pennsylvania, the plaintiffs reached a settlement agreement in principle with the Corporation, which was approved by the court on July 22, 2019. As expected, the final resolution of this settlement agreement did not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2019, and 2018 (claims not in thousands):

	Nine Months Ended September 30,
	2019	2018
Total claims pending at the beginning of the period	6,772	6,907
New claims served	1,014	970
Claims dismissed	(803)	(1,030)
Claims settled	(282)	(304)
Total claims pending at the end of the period (1)	6,701	6,543
Gross settlement and defense costs (in 000’s)	$14,969	$18,530
Avg. gross settlement and defense costs per claim resolved (in 000’s)	$13.80	$13.89

(1)

Included as “open claims” are approximately 729 and 678 claims in 2019 and 2018, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

With the assistance of Nathan, the Corporation extended its estimate of the Asbestos Liability, including the costs of settlement and defense costs relating to currently pending claims and future claims projected to be filed against the Corporation through the estimated final date by which the Corporation expects to have settled all asbestos-related claims in 2052. The Corporation’s previous estimate was for asbestos claims filed or projected to be filed against the Corporation through 2026. Our ability to reasonably estimate this liability through the expected final date of settlement for all asbestos-related claims of this litigation instead of a ten-year period was based on several factors:

•	There have been generally favorable developments in the trend of case law which has been a contributing factor in stabilizing the asbestos claims activity and related settlement and defense costs;
•	There have been significant actions taken by certain state legislatures and courts that have reduced the number and type of claims that can proceed to trial;
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

The Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at September 30, 2019, was $212,953. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($141,032 at September 30, 2019).

The following table summarizes activity relating to insurance recoveries for each of the nine months ended September 30, 2019, and 2018.

	Nine Months Ended September 30,
	2019	2018
Insurance receivable – asbestos, beginning of the year	$152,508	$100,342
Settlement and defense costs paid by insurance carriers	(11,476)	(13,011)
Insurance receivable – asbestos, end of the period	$141,032	$87,331

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $255 at September 30, 2019, is considered adequate based on information known to date.

17.    Business Segments

Presented below are the net sales and (loss) income from continuing operations before income taxes for the Corporation’s two business segments. For the nine months ended September 30, 2019, the operating loss of the Forged and Cast Engineered Products segment includes bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy and an impairment charge of $10,082 associated with the anticipated sale of the Avonmore Plant.

For the three and nine months ended September 30, 2019, other expense, including corporate costs, includes a net gain of $2,304 resulting from the curtailment of the defined benefit pension and other postretirement plans of ANR and special termination benefits associated with the sale of the Avonmore Plant and the cessation of all manufacturing operations at ANR. Additionally, for the nine months ended September 30, 2019, other expense, including corporate costs, includes a dividend received from one of the Corporation’s cast roll Chinese joint venture of approximately $1,400, compared to a dividend of approximately $400 received in the third quarter of 2018. For the nine months ended September 30, 2018, other expense, including corporate costs, includes a favorable contractual settlement with a third party of approximately $2,425.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Forged and Cast Engineered Products	$67,452	$74,698	$231,299	$253,874
Air and Liquid Processing	23,420	24,126	69,586	69,736
Total Reportable Segments	$90,872	$98,824	$300,885	$323,610
(Loss) income from continuing operations before income taxes:
Forged and Cast Engineered Products	$(437)	$(1,557)	$(10,640)	$(1,382)
Air and Liquid Processing	2,280	2,965	7,371	8,972
Total Reportable Segments	1,843	1,408	(3,269)	7,590
Other expense, including corporate costs	(2,637)	(3,621)	(9,010)	(9,253)
Total	$(794)	$(2,213)	$(12,279)	$(1,663)

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on the Corporation’s behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales levels, divestitures, restructuring, the effect of any impairment charges, profitability and anticipated expenses and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to: cyclical demand for products and economic downturns; excess global capacity in the steel industry; increases in commodity prices or shortages of key production materials; a work stoppage or similar industrial action; currency fluctuations; inability of the Corporation to successfully restructure its operations; limitations in availability of capital to fund our strategic plan; and those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by the Corporation, particularly in Item 1A, Risk Factors, in Part I of the Corporation’s latest annual report on Form 10-K for the year ended December 31, 2018, and subsequent filings. The Corporation cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future that the Corporation may not be able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

Executive Overview

Ampco-Pittsburgh Corporation and its subsidiaries (the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. We operate in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment.

Forged and Cast Engineered Products

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). ASW was our specialty steel producer located in Ontario, Canada, which we acquired in November 2016. In connection with the decision to sell ASW, we recorded an after-tax charge of $15,000 in the fourth quarter of 2018, to write down the assets of ASW to their estimated fair value less costs to sell. The sale of ASW represents a strategic shift that will have a major favorable impact on our operations and financial results and, accordingly, has been accounted for as a discontinued operation in the accompanying financial statements. Losses, net of tax, for ASW equaled $3,398 and $3,443 for the three months ended September 30, 2019, and 2018, and $9,031 and $5,221 for the nine months ended September 30, 2019, and 2018, respectively.

While we will continue to service the open-die forged products market, we will not have a dedicated supply of required stainless steel through a back-end integration of ASW. Instead, in conjunction with the sale, Union Electric Steel (“UES”) entered into a long-term supply agreement with ASW for the supply of stainless steel ingots to UES. As a result of the sale, we no longer manufacture or supply primary stainless steels to customers in the non-roll opened and closed die forgings and rebar markets and have exited the Canadian market for these products.

Currently, the Forged and Cast Engineered Products segment produces forged hardened steel rolls, cast rolls, and open-die forged products. Forged hardened steel rolls are used mainly for rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are used in the oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

In March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of UES, located in Avonmore, Pennsylvania (the “Avonmore Plant”). In connection with the anticipated sale, we recognized an impairment charge of $10,082, in the first quarter of 2019, to record the assets at their estimated net realizable value. In May 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including its real estate and certain personal property, to an affiliate of WHEMCO, Inc. for $3,700. On September 30, 2019, following completion of customer orders in backlog, the transaction closed and all operations at ANR ceased. Although the sale of the Avonmore Plant is expected to mitigate the excess capacity and high operating costs of our cast roll operations, thereby having a positive impact on our operating results, the sale of the Avonmore Plant is not considered a strategic shift that will have a major effect on our operations per the requirements of ASC 205, Presentation of Financial Statements. Accordingly, the operating results and cash flows of ANR are included within continuing operations, versus discontinued operations, for the current year and prior year periods.

Roll market conditions in the United States and Europe have softened as slowdowns in the automotive and industrial markets have reduced steel demand and caused steel prices to fall. However, recent indicators suggest that market demand has begun to stabilize, and steel prices have begun to improve. With respect to the oil and gas market, demand continues to be weak as operators in the Permian Basin have lost access to financing due to lack of operational cash flow.

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

For our heat exchanger business, although it is being adversely impacted by lower business activity in the industrial OEM market, it is benefiting from increased business activity in its commercial market. For the custom air handling business, demand remains steady while competitive pricing pressures continue. For our specialty centrifugal pumps business, it has been negatively impacted by a decline in activity in the fossil-fueled power generation market, partially offset by increased activity in the marine defense market. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve the sales distribution network.

Consolidated Results from Continuing Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Net sales were $90,872 and $98,824, and $300,885 and $323,610, for the three and nine months ended September 30, 2019, and 2018, respectively. Backlog approximated $335,119 at September 30, 2019, versus $343,079 as of December 31, 2018, and $354,225 at September 30, 2018. A discussion of sales and backlog for our two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was comparable for the three and nine months ended September 30, 2019, and 2018. For the Forged and Cast Engineered Products segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales improved by approximately 100 basis points benefitting principally from higher pricing for mill rolls and improved efficiencies for the domestic forged operations offset by weaker pricing for forged engineered products (“FEP”). For the Air & Liquid Processing segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales increased for each of the periods principally due to changes in product mix.

Selling and administrative expenses decreased for the three and nine months ended September 30, 2019, when compared to the same periods of the prior year. The decrease is principally due to the net of:

•	Lower commissions of approximately $221 and $1,246 for the respective current year periods when compared to the same periods of the prior year primarily due to the lower volume of FEP sales,
•	The sale of the Vertical Seal division of ANR in October 2018, whose selling and administrative costs approximated $237 and $700 for the three and nine months ended September 30, 2018, respectively,
•	Lower employee-related costs, in part, due to completed reduction-in-force actions, and
•

Lower professional fees of $318 quarter over quarter, associated with our overall corporate restructuring which began in the third quarter of 2018. On a year-to-date basis, professional fees for 2019 were higher by approximately $502 for the nine months ended September 30, 2019.

The expected reduction for the nine months ended September 30, 2019, was minimized by recognition of bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy during the second quarter of 2019 (the “Bad Debt Expense”).

Depreciation and amortization decreased for the three and nine months ended September 30, 2019, when compared to the same periods of the prior year. The decrease is principally due to lower depreciation expense following the sale of the Vertical Seal division of ANR, and the cessation of depreciation at Avonmore beginning in the second quarter of 2019 in connection with the write down of certain assets to their estimated net realizable value.

Impairment charge represents the write down of the Avonmore Plant to its estimated net realizable value (the “Impairment Charge”) in the first quarter of 2019.

Loss from continuing operations approximated $1,340 and $2,847 for the three months ended September 30, 2019, and 2018, and $13,952 and $4,813 for the nine months ended September 30, 2019, and 2018, respectively. The current year-to-date period includes the Bad Debt Expense, the Impairment Charge, and professional fees associated with our overall corporate restructuring plan and employee severance costs due to reductions in force of $1,653 (the “Restructuring-Related Costs”). A discussion of operating results for our two segments is included below.

Net sales and operating results by segment

Forged and Cast Engineered Products. Sales for the Forged and Cast Engineered Products segment for the three and nine months ended September 30, 2019, decreased when compared to the same periods of the prior year. The reduction is principally due to lower sales of FEP of $6,006 and $29,252 for the three and nine months ended September 30, 2019, respectively. Sales of FEP were adversely impacted by a lower volume of shipments and weaker pricing due to the fall-off in demand, particularly for the oil and gas industry. Lower weighted average exchange rates used to translate the net sales of our foreign subsidiaries into the U.S. dollar reduced net sales by approximately $2,200 and $9,700 for the three and nine months ended September 30, 2019, respectively, compared to the same periods of the prior year.

Operating results for the three months ended September 30, 2019, improved from a year ago by $1,120 primarily due to lower losses at ANR as the Avonmore operations were curtailed in anticipation of its sale. The effect from the lower volume of FEP shipments, which approximated $2,000, was offset by better pricing for our mill rolls. Manufacturing efficiencies for our domestic operations were partially mitigated by unabsorbed costs of our European operations due to summer holiday, including scheduled maintenance plant shutdowns. Operating results for the nine months ended September 30, 2019, decreased by $9,258 when compared to the same period of the prior year and include the Impairment Charge, the Bad Debt Expense, and restructuring-related costs for employee severance of $683 due to reductions in force. While the current year-to-date period has been adversely impacted by the lower volume of shipments and weaker pricing for FEP, operating results benefitted from better pricing for mill rolls, manufacturing efficiencies for our domestic operations, and lower overhead costs and commissions. The lower exchange rates for the current year periods, when compared to the same periods of the prior year, did not have a significant impact on operating results.

Backlog approximated $282,298 at September 30, 2019, compared to $298,723 at December 31, 2018, and $304,790 at September 30, 2018. The decrease is due to lower demand for FEP and changes in foreign exchange rates used to convert the backlog of our foreign subsidiaries into the U.S. dollar. The decrease in backlog for FEP is associated with reduced demand for the oil and gas market. Lower exchange rates at September 30, 2019, when compared to each of the earlier periods, reduced backlog by approximately $11,000 and $14,000, respectively. Approximately $200,000 of the current backlog is expected to ship after 2019.

Air and Liquid Processing. Net sales for the three and nine months ended September 30, 2019, and 2018, were relatively comparable. Operating income for the three and nine months ended September 30, 2019, decreased by 23% and 18%, respectively, when compared to the three and nine months ended September 30, 2018. Shipments of air handling units for the current year periods were higher than the same periods of the prior year; however, operating income decreased due to a change in product mix. Sales of pumps were slightly below the prior year periods due to a drop-off in commercial pump shipments to the refrigeration market, and operating income declined due to the lower volume of sales. Sales of heat exchange coils were lower for each of the current year periods when compared to prior year due to a lower order intake, with operating income being further affected by a shift in product mix. At September 30, 2019, backlog approximated $52,821, which compares to $44,356 at December 31, 2018, and $49,435 at September 30, 2018. Backlog for each of the product lines improved at September 30, 2019, when compared to December 31, 2018, with the majority of the increase being attributable to orders for U.S. Navy shipbuilders. Approximately 40% of the current backlog is expected to ship in 2019.

Investment-related income fluctuated because of the timing and amount of a dividend received from our cast roll Chinese joint venture. In 2019, we received a dividend of $1,400 during the second quarter. In 2018, we received a dividend of approximately $400 in the third quarter.

Interest expense for the current year periods increased over the comparable prior year periods principally due to interest on the sale and leaseback financing transaction completed in September 2018, offset by lower interest on promissory notes which were repaid on March 4, 2019.

Other income (expense) – net for the three and nine months ended September 30, 2019, includes a net gain of $2,304 resulting from the curtailment of the defined benefit pension and other postretirement plans of ANR and special termination benefits associated with the sale of the Avonmore Plant and the cessation of all manufacturing operations at ANR. Other income (expense) – net for the nine months ended September 30, 2018, includes a favorable contract settlement with a third party completed in the first quarter of 2018 of $2,425. The remaining fluctuation between the periods is due to foreign exchange gains and losses.

Income tax provision for each of the periods includes income taxes associated with our profitable operations. An income tax benefit is not able to be recognized on losses of certain of our entities since they remain in a three-year cumulative loss position. Additionally, the income tax provision for the nine months ended September 30, 2018, includes: (i) a $1,242 benefit from the release of a valuation allowance previously established against the deferred income tax assets of one of our foreign subsidiaries on the basis that it was “more likely than not” the deferred income tax assets would be realized, (ii) a benefit for the carryback of additional 2017 tax losses of $986, and (iii) a refund of AMT credits of $433. The additional benefit was partially offset by recognition of a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $2,369.

Net loss from continuing operations and loss per common share for the three and nine months ended September 30, 2019, include the Impairment Charge, the Restructuring-Related Costs and the Bad Debt Expense, which had a combined negative impact on net loss from continuing operations per common share of $0.04 and $1.04 per common share for the respective periods.

Non-GAAP Financial Measures

We present below non-GAAP adjusted (loss) income from continuing operations, which we calculate as our loss from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, estimated temporary excess costs of Avonmore (the “Excess Costs of Avonmore”), and the Bad Debt Expense. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and is not comparable to similarly-titled measures presented by other companies.

We have presented non-GAAP adjusted (loss) income from continuing operations because it is a key measure used by our management and Board of Directors to understand and evaluate our operating performance and to develop operational goals for managing our business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to our ongoing results of operations or beyond our control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. We believe this non-GAAP financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude from the adjusted (loss) income from continuing operations. In particular, we believe that the exclusion of the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, which are not expected to continue following the sale of Avonmore, and the Bad Debt Expense can provide a useful measure for period-to-period comparisons of our core business performance. Accordingly, we believe that this non-GAAP financial measure provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted (loss) income from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted (loss) income from continuing operations rather than loss from continuing operations, which is the nearest GAAP equivalent. Among other things, the Excess Costs of Avonmore, which is excluded from the adjusted non-GAAP financial measure, necessarily reflects judgments made by management in allocating manufacturing and operating costs between Avonmore and the Corporation’s other operations and in anticipating how it will conduct business following the sale of Avonmore. There can be no assurance that additional charges similar to the Impairment Charge, the Restructuring-Related Costs and the Bad Debt Expense will not occur in future periods.

The adjustments reflected in adjusted (loss) income from continuing operations are pre-tax. There is no tax impact associated with these adjustments due to our having a valuation allowance recorded against our deferred income tax assets for the jurisdictions where the expenses are recognized.

The following is a reconciliation of loss from continuing operations to non-GAAP adjusted (loss) income from continuing operations for the three and nine months ended September 30, 2019, and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations, as reported (GAAP)	$(1,340)	$(2,847)	$(13,952)	$(4,813)
Impairment Charge (1)	0	0	10,082	0
Restructuring-Related Costs (2)	561	379	1,653	379
Excess Costs of Avonmore (3)	685	1,750	4,572	5,660
Bad Debt Expense (4)	0	0	1,366	0
(Loss) income from continuing operations, as adjusted (Non-GAAP)	$(94)	$(718)	$3,721	$1,226
(1)

Represents an impairment charge recognized in the first quarter of 2019, to record the Avonmore Plant to its estimated net realizable value in anticipation of its sale, which was completed in September 2019.

(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to reductions in force.
(3)

Represents estimated net operating costs not expected to continue after the sale of the Avonmore Plant, which was completed in September 2019. The estimated temporary excess costs include judgments made by management in allocating manufacturing and operating costs between ANR and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant.

(4)	Represents bad debt expense for a British cast roll customer who filed for bankruptcy.

Results from Discontinued Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Loss from discontinued operations represents the net loss associated with ASW. Losses were higher in the current year-to-date period primarily due to a lower demand for ingot feedstock, which is used in the production of forged engineered products to the oil and gas industry, and the impact of tariffs, which began on September 1, 2018.

Liquidity and Capital Resources

Net cash flows (used in) provided by operating activities for continuing operations for the nine months ended September 30, 2019, and 2018, fluctuated primarily due to additional investment in trade working capital. Although we recorded an impairment charge associated with the anticipated sale of the Avonmore Plant, the charge was a non-cash charge and, accordingly, did not impact our net cash flows used in operating activities. Changes in trade working capital at September 30, 2019, from December 31, 2018, include:

•	An increase in accounts receivable due to higher sales in the latter part of the third quarter 2019, compared to the latter part of the fourth quarter 2018, and slowing collections,
•	A reduction in inventory which included the sale of raw material and supply inventory at ANR to WHEMCO, and
•	A decrease in accounts payable attributable to lower inventory levels.

Net cash flows provided by investing activities for continuing operations for the nine months ended September 30, 2019, include proceeds from the sale of ASW of $4,292 and the Avonmore Plant of $3,700. Capital expenditures for each of the periods were comparable and related primarily to the Forged and Cast Engineered Products segment. As of September 30, 2019, commitments for future capital expenditures approximated $3,435, which is expected to be spent over the next 12 months.

Net cash flows (used in) provided by financing activities for continuing operations fluctuated as a result of borrowing activity, proceeds from the sale and leaseback financing transaction completed in 2018, and changes in funding required by our discontinued operation, ASW. In September 2019, combined proceeds from the sale of ASW and the Avonmore Plant of $7,992 were used to repay a portion of our borrowings under our revolving credit facility. In March 2019, we repaid the promissory notes (and interest), equaling $26,474, with additional borrowings under our revolving credit facility. In September 2018, we completed a sale and leaseback financing transaction for $19,000, with the majority of the proceeds used to repay borrowings under our revolving credit facility. In 2019, a lower level of funding was required for ASW as ASW began to reduce its investment in trade working capital following the fall-off in the business, which began in mid-2018.

Net cash flows used in discontinued operations for the nine months ended September 30, 2019, and September 30, 2018, were comparable. The reduction in trade working capital for the nine months ended September 30, 2019, required lower borrowings by ASW from its affiliates.

As a result of the above, cash and cash equivalents decreased by $9,884 in 2019, and ended the period at $9,829 in comparison to $19,713 at December 31, 2018. As of September 30, 2019, the majority of our cash and cash equivalents is held by our foreign operations. A springing lock-box feature whereby daily domestic customer remittances to the lock-box are used to pay down borrowings under our revolving credit facility, results in minimal cash maintained by our domestic operations.

Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility are expected to be sufficient to finance our operational and capital expenditure requirements. As of September 30, 2019, remaining availability under the revolving credit facility approximated $21,000, net of standard availability reserves. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2019.

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

(2.1)

Purchase Agreement, dated September 30, 2019, by and among Ampco UES Sub, Inc., ASW Steel Inc., Valbruna Canada Ltd. and Ampco-Pittsburgh Corporation, incorporated by reference to Current Report on Form 8-K filed on October 3, 2019.

(10.1)

Consent, Release and Amendment, dated September 30, 2019, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain borrowers, guarantors and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on October 3, 2019.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 8, 2019	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 8, 2019	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer