Form 10-K
period 2019-12-31
AMPCO PITTSBURGH CORP
filed 2020-03-16
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ✓   No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes   ✓   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	____	Accelerated filer	____
Non-accelerated filer	✓	Smaller reporting company	✓
		Emerging growth company	____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 28, 2019 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $27 million.

As of March 10, 2020, 12,658,844 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2020 Annual Meeting of Shareholders.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Annual Report on Form 10-K, as well as the consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales levels, divestitures, restructuring, the effect of any impairment charges, profitability and anticipated expenses and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:  cyclical demand for products and economic downturns; excess global capacity in the steel industry; increases in commodity prices or shortages of key production materials; a work stoppage or similar industrial action; currency fluctuations; inability to successfully restructure our operations; limitations in availability of capital to fund our strategic plan; and those discussed more fully elsewhere in this report, particularly in Item 1A, Risk Factors, in Part I of this Annual Report on Form 10-K. We cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant.” The Corporation manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments, the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates the financial performance and makes resource allocation and strategic decisions about the business. In 2019, the Corporation sold all of the issued and outstanding stock of ASW Steel Inc., a specialty steel producer based in Canada, and certain assets, including real estate and certain personal property, of Akers National Roll Company (“ANR”). Following the completion of customer orders in backlog, all manufacturing activities at ANR ceased. Both operations incurred significant losses in 2019 and 2018.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Engineered Products Segment

The Forged and Cast Engineered Products segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are used in the oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

Union Electric Steel Corporation produces forged hardened steel rolls and open-die forged products. It is headquartered in Carnegie, Pennsylvania, with three manufacturing facilities in Pennsylvania and one in Indiana. The following entities are direct or indirect operating subsidiaries of Union Electric Steel Corporation:

Union Electric Steel UK Limited produces cast rolls in a variety of iron and steel qualities for hot and cold strip mills, medium/heavy section mills and plate mills. It is located in Gateshead, England.

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

Masteel Gongchang Roll Co., Ltd. is a joint venture among Union Electric Steel Corporation, Magang (Group) Holding Co., Ltd. and Jiangsu Gongchang Roll Joint-Stock Co., Ltd. that produces large forged backup rolls for hot and cold strip mills. It is located in Maanshan, Anhui Province, China. Union Electric Steel (Hong Kong) Limited, a subsidiary of Union Electric Steel Corporation, holds a 33% interest in the joint venture.

Jiangsu Gongchang Roll Joint-Stock Co., Ltd. is a joint venture that produces cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills. It is located in Xinjian Town Yixing City, Jiangsu Province, China. Union Electric Steel UK Limited holds a 24.03% interest in the joint venture.

Air and Liquid Processing Segment

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. It distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada and has several major competitors.

Aerofin Division of Air & Liquid Systems Corporation produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing, and is located in Lynchburg, Virginia.

Buffalo Air Handling Division of Air & Liquid Systems Corporation produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets, and is located in Amherst, Virginia.

Buffalo Pumps Division of Air & Liquid Systems Corporation manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries, and is located in North Tonawanda, New York.

Products

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users located throughout the world. For additional information on the products produced and financial information about each segment, see Note 16, Revenue, and Note 23, Business Segments, to the Consolidated Financial Statements.

Raw Materials

Raw materials used in both segments are generally available from many sources and neither segment is dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by each segment are subject to significant variations in price. The Corporation’s subsidiaries generally do not purchase or commit for the purchase of a major portion of raw materials significantly in advance of the time they require such materials but do make forward commitments for certain commodities (copper and aluminum). See Note 14, Derivative Instruments, to the Consolidated Financial Statements

Patents and Trademarks

While the Corporation and its subsidiaries hold certain patents, trademarks and licenses, in the opinion of management, they are not material to either segment.

Backlog

The backlog of orders at December 31, 2019, was approximately $321 million compared to a backlog of $343 million at year-end 2018. The reduction in backlog is attributable to the Forged and Cast Engineered Products segment. It is not a reflection of any loss of market share but, instead, due to several of its largest customers adjusting their ordering patterns. Approximately 9% of the backlog is expected to be released after 2020.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, that its subsidiaries are significant participants in each of the niche markets that they serve. Competition in both segments is based on quality, service, price, and delivery.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2019 and are not expected to be material in 2020.

Employees

On December 31, 2019, the Corporation and its subsidiaries had 1,673 active employees.

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

EXECUTIVE OFFICERS

The name, age, position with the Corporation(1) and business experience for at least the past five years of the Executive Officers of the Corporation are as follows:

J. Brett McBrayer (age 54). Mr. McBrayer has served as the Corporation’s Chief Executive Officer since July 2018. He previously served as President and Chief Executive Officer at Airtex Products and ASC Industries, a global manufacturer and distributor of automotive aftermarket and OEM fuel and water pumps, from 2012 to 2017. Mr. McBrayer also served as Vice President and General Manager of the Alcan Cable business at Rio Tinto Alcan, as Vice President and General Manager of the Specialty Metals Division at Precision Cast Parts Corporation, and held positions of various responsibility and leadership during his 20 years with Alcoa, Inc.

Rose Hoover (age 64). Ms. Hoover has been employed by the Corporation for more than forty years. She has served as President and Chief Administrative Officer of the Corporation since August 2015 and Executive Vice President from 2011 to August 2015.

Michael G. McAuley (age 56). Mr. McAuley has served as Senior Vice President, Chief Financial Officer and Treasurer of the Corporation since March 2018 and as Vice President, Chief Financial Officer and Treasurer since April 2016. Previously, he served as Senior Vice President and Chief Financial Officer of RTI International Metals, Inc., a producer of titanium mill products and fabricated metal components, from July 2014 to October 2015, and has held several senior financial capacities over the preceding 25 years including at Goodrich Corporation and Air Products & Chemicals, Inc.

Samuel C. Lyon (age 51). Mr. Lyon has served as President of Union Electric Steel Corporation since February 2019. He previously served as Vice President and Group President of Performance Engineered Products at Carpenter Technology Corporation, a developer, manufacturer and distributor of stainless steels and corrosion-resistant alloys, from July 2017 to January 2019.  Prior to that, he served as Vice President and General Manager of Dynamet Incorporated, the titanium business unit of Carpenter Technology, from October 2016 to June 2017, and as Chief Operating Officer of UCI-Pumps business of UCI-Fram, an OEM and after-market automotive parts supplier, from March 2013 to September 2016.

Terrence W. Kenny (age 60). Mr. Kenny has been employed by the Corporation for more than thirty-five years. He has served as President of the Air & Liquid Systems Corporation for more than ten years.

(1)	Officers serve at the discretion of the Board of Directors of the Corporation and none of the listed individuals serves as a director of a public company.

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

Cyclical demand for products and economic downturns could reduce the demand for, and sales of, our products, which could adversely affect our margins and profitability.

A significant portion of the Forged and Cast Engineered Products segment’s sales consists of mill rolls to customers in the global steel and aluminum industry that can be periodically impacted by economic or cyclical downturns. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for, and sales of, our forged and cast rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other competing roll producers lower selling prices in the marketplace in order to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on financial results. In addition, sales of non-roll product, consisting of open-die forged product primarily for the oil and gas industry, are impacted by fluctuations in global energy prices.

Excess global capacity in steel industry could lower prices for our products, which could adversely affect our sales, margins and profitability, as well as collectability of receivables and salability of in-process inventory.

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

A reduction in the level of export sales, as well as other economic factors in foreign countries, could have an adverse impact on our financial results.

Exports are a significant proportion of our subsidiaries’ sales. Historically, changes in foreign exchange rates, particularly in respect of the U.S. dollar, British pound, Swedish krona and the euro, have impacted the export of our products and may do so again in the future. Other factors that may adversely impact export sales and operating results include political and economic instability, export controls, changes in tax laws and tariffs, and new indigenous producers in overseas markets. A reduction in the level of export sales may have an adverse impact on our financial results. In addition, changes in foreign currency exchange rates may provide foreign roll suppliers with advantages based on those lower foreign currency exchange rates and, therefore, permit them to compete in our home markets.

Fluctuation of the value of the U.S. dollar relative to other currencies could adversely affect our business, results of operations and financial condition.

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

Commodity price increases, as well as any reductions in electricity, gas supply or shortage of key production materials, could adversely impact our production, which could result in lower profitability or higher losses.

Our subsidiaries use certain commodities in the manufacture of their products. These include steel scrap, ferroalloys, energy and graphite electrodes. Any unexpected, sudden or prolonged price increase may cause a reduction in profit margins or losses where fixed-priced contracts have been accepted or increases cannot be obtained in future selling prices. In addition, there may be curtailment in electricity or gas supply which could adversely impact production. Shortage of critical materials, while driving up costs, may be of such severity as to disrupt production, all of which may impact sales and profitability. The global supply shortage of graphite electrodes used for electric arc furnace melting of our steels could materially impact results of operations should we be unable to secure sufficient supply for our production requirements.

A work stoppage or another industrial action on the part of any of our unions could be disruptive to our operations.

Our subsidiaries have several key operations which are subject to multi-year collective bargaining agreements with their hourly work forces. While we believe we have good relations with our unions, there is the risk of industrial action or work stoppage at the expiration of an agreement if contract negotiations break down, which may disrupt manufacturing and impact results of operations.

Dependence on certain equipment may cause an interruption in our production if such equipment is out of operation for an extended period of time, which could result in lower sales and profitability.

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

Our subsidiaries, and in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries. Through the current year end, our insurance has covered a substantial majority of our settlement and defense costs. We believe that the estimated costs net of anticipated insurance recoveries of our pending and future asbestos legal proceedings should not have a material adverse effect on our financial condition or liquidity. However, there can be no assurance that our subsidiaries or we will not be subject to significant additional claims in the future or that our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided in our financial statements. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties, including the following:

•	the number of claims in the future;
•	the costs of defending and settling these claims;
•	insolvencies among our insurance carriers and the risk of future insolvencies;
•	the possibility that adverse jury verdicts could require damage payments in amounts greater than the amounts for which we have historically settled claims;
•	possible changes in the litigation environment or federal and state law governing the compensation of asbestos claimants; and
•	the risk that the bankruptcies of other asbestos defendants may increase our costs.

Because of the uncertainties related to such claims, it is possible that the ultimate liability could have a material adverse effect on our financial condition or liquidity in the future.

Potential attacks on information technology infrastructure and other cyber-based business disruptions could have a material adverse effect on our financial condition and results of operations.

We depend on integrated information technology (“IT”) systems to conduct our business. IT systems failures, including risks associated with upgrading our systems or in successfully integrating IT and other systems to common platforms, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages; computer and telecommunications failures; computer viruses; internal or external security breaches; events such as fires, earthquakes, floods, tornadoes and hurricanes; and/or errors by our employees. Cyber-based risks, in particular, are evolving and include potential attacks to our IT infrastructure and to the IT infrastructure of third parties in attempts to gain unauthorized access to our confidential or other proprietary information or information relating to our employees, customers and other third parties or to seek ransom. Although we have taken steps to address these concerns, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition or results of operations.

A change in the existing regulatory environment could negatively affect our operations and financial performance.

We are subject to a wide variety of complex domestic and foreign laws, rules and regulations. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. These laws, regulations and policies, and changes thereto, may result in restrictions or limitations to our current operational practices and processes and product/service offerings which could negatively impact our current cost structure, revenue streams, cash flows, and overall financial position.

In 2018, the United States imposed tariffs of 25% on primary steel imports and 10% on primary aluminum imports into the United States. As consumers of steel and aluminum in some of our products, our cost base is exposed to the impact of this action, or similar actions, on our margins, and we could potentially lose market share to foreign competitors not subject to similar tariffs increases. Our financial condition, results of operations and cash flows may continue to be affected by these tariffs, or similar actions. Moreover, these new tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries which could adversely impact demand for our products, as well as impact our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, may adversely impact our business.

New trade restrictions and regulatory burdens associated with “Brexit” could adversely impact our operations and financial performance.

On June 23, 2016, voters in the United Kingdom (the “U.K.”) approved a referendum to exit from the European Union (the “E.U.”), commonly known as “Brexit.” The U.K left the E.U. on January 31, 2020. The E.U. and the U.K. agreed upon the terms of an agreement which sets out the terms of the U.K.’s withdrawal from the E.U. and includes a transitional period until December 31, 2020. The U.K. has not entered into trade agreements with several of its primary trading partners, including the E.U. If a trade agreement between the E.U. and the U.K. is not reached before December 31, 2020, then trade between the E.U. and U.K. may be subject to tariffs and other restrictions. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications of the U.K. leaving the E.U. with no trade agreements in place would have and how such withdrawal would affect our financial condition, results of operations and cash flows.

We may not be able to achieve expected benefits of restructuring our operations or consummating future divestitures of operations which become non-core to our portfolio.

We may, from time to time, divest businesses that become less of a strategic fit within our core portfolio or restructure operations to improve operating results. Our profitability may be impacted by gains or losses on the sale or restructuring of such businesses and our level of expected cost savings from restructuring actions may not materialize. Additionally, we may be required to record asset impairment or restructuring charges related to these businesses and may in the future become responsible for liabilities which materialize post-divestiture. These issues may adversely impact our financial position, liquidity and results of operations.

We may not continue to satisfy the continued listing requirements of the New York Stock Exchange.

Our common stock is currently listed on the New York Stock Exchange, which imposes both objective and subjective requirements for continued listing. Continued listing criteria include our financial condition, market capitalization and shareholders’ equity.  Specifically, the New York Stock Exchange requires a company listed on its exchange to maintain average global market capitalization over a consecutive 30 trading-day period of at least $50 million or maintain shareholders’ equity of at least $50 million. Our common stock’s average-global market capitalization over the 30 trading-day period ended December 31, 2019, was less than $50 million and our shareholders’ equity was $55.6 million as of December 31, 2019.  Should we receive a notice of non-compliance, the New York Stock Exchange may allow up to an 18-month cure period if we present a plan to become compliant, with adequate strategic actions and progress reporting satisfactory to the New York Stock Exchange. If the New York Stock Exchange determines that our common stock fails to satisfy the requirements for continued listing or we continue to fail to meet listing criteria, our common stock could be de-listed from the New York Stock Exchange, which could impact potential liquidity for our shareholders.

We face limitations in availability of capital to fund our strategic plans. Additionally, deterioration in our credit profile or increases in interest rates could increase our costs of borrowing and further limit our access to the capital markets and commercial credit.

We are parties to a Revolving Credit and Security Agreement (the “Credit Agreement”), a senior secured asset-based revolving credit facility collateralized by a first priority perfected security interest in substantially all of our assets. The Credit Agreement provides for initial borrowings not to exceed $100 million, with an option to increase the credit facility by an additional $50 million at our request and with the approval of the banks, but restricts us from incurring additional indebtedness outside of the Credit Agreement, unless otherwise approved by the banks. The Credit Agreement is subject to various affirmative and negative covenants and contains various sub-limits, including those based on type of collateral and borrowings by geographic region. If the financial covenants become difficult to meet or if our borrowing needs increase beyond the prescribed limits, our results of operations and liquidity may be materially adversely affected. In addition, our access to public debt markets is limited based on our size, credit profile and not being a well-known seasoned issuer. Further, changes in our credit profile could cause less favorable commercial terms for the procurement of materials required to manufacture our products, which could have a negative impact on our liquidity.

We have significant international operations and sales, and face risks related to health epidemics such as the coronavirus.

Outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. For example, the recent outbreak of a novel strain of coronavirus first identified in Wuhan, Hubei Province, China, has resulted in significant local governmental measures being implemented to control the spread of the virus, including restrictions on manufacturing and the movement of employees in many regions of the country. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are highly uncertain. In addition, the coronavirus may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn, and also adversely impacting our sales and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are listed below. In addition, we have sales offices located in several foreign countries. See Note 4, Property, Plant and Equipment, and Note 9, Debt, to the Consolidated Financial Statements for disclosure of properties held as collateral.

Company and Location	Principal Use	Approximate Square Footage	Type of Construction

FORGED AND CAST ENGINEERED PRODUCTS SEGMENT
Union Electric Steel Corporation
Route 18 Burgettstown, PA 15021*	Manufacturing facilities	296,800 on 55 acres	Metal and steel

726 Bell Avenue Carnegie, PA 15106*	Manufacturing facilities and offices	165,900 on 8.7 acres	Metal and steel

U.S. Highway 30 Valparaiso, IN 46383*	Manufacturing facilities	88,000 on 20 acres	Metal and steel

1712 Greengarden Road Erie, PA 16501*	Manufacturing facilities	40,000 on 1 acre	Metal and steel

Union Electric Steel UK Limited
Coulthards Lane Gateshead, England	Manufacturing facilities and offices	274,000 on 10 acres	Steel framed, metal and brick

Åkers Sweden AB
Bruksallén 12SE-647 51 Åkers Styckebruk, Sweden	Manufacturing facilities and offices	394,000 on 162 acres	Steel framed, metal and brick

Åkers Valji Ravne d.o.o.
Koroška c. 14 SI-2390 Ravne na Koroškem, Slovenia	Manufacturing facilities and offices	106,000 on 2.1 acres	Brick

Shanxi Åkers TISCO Roll Co. Ltd.
No. 2 Jian Cao Ping Taiyuan, Shanxi, China	Manufacturing facilities and offices	338,000 on 14.6 acres	Metal, steel and brick

Alloys Unlimited and Processing, LLC
3760 Oakwood Avenue Austintown, OH 44515*	Manufacturing facilities and offices	69,800 on 1.5 acres	Steel framed and cement block

Company and Location	Principal Use	Approximate Square Footage	Type of Construction
AIR AND LIQUID PROCESSING SEGMENT
Air & Liquid Systems Corporation
Aerofin Division 4621 Murray Place Lynchburg, VA 24506	Manufacturing facilities and offices	146,000 on 15.3 acres	Brick, concrete and steel

Buffalo Air Handling Division
Zane Snead Drive Amherst, VA 24531	Manufacturing facilities and offices	89,000 on 19.5 acres	Metal and steel
Buffalo Pumps Division
874 Oliver Street N. Tonawanda, NY 14120	Manufacturing facilities and offices	94,000 on 9 acres	Metal, brick and cement block

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

Union Electric Steel Corporation subleases office space to the Corporation. The Corporation further subleases a portion of its office space to Air & Liquid Systems Corporation for use as its headquarters.

All of the owned facilities are adequate and suitable for their respective purposes.

The Forged and Cast Engineered Products segment’s facilities operated within 70% to 80% of their normal capacity during 2019. The facilities of the Air and Liquid Processing segment operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, and inventory taking. The number of work shifts is also taken into consideration.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

See Note 19, Litigation, to the Consolidated Financial Statements.

ENVIRONMENTAL

See Note 21, Environmental Matters, to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). The Corporation paid cash dividends on common shares in every year since 1965 through mid-2017. In June 2017, the Corporation announced that it would suspend quarterly cash dividends, beginning with the second quarter of 2017.

The number of registered shareholders at December 31, 2019, and 2018, equaled 375 and 383, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. We operate in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. This segment presentation is consistent with how our chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

Significant measures have been undertaken to return the Corporation to profitability. During 2019, we:

•

Completed the sale of our cast roll manufacturing facility in Avonmore, Pennsylvania, which is expected to eliminate excess net operating costs from our cost structure of approximately $4,572, when compared to 2019, and $9,349, when compared to 2018, an estimate of a full-year run-rate (the “Excess Costs of Avonmore”).

•

Completed the sale of our specialty steel subsidiary in Canada, which had net losses of approximately $9,000 in 2019, through the date of sale, and $24,000 in 2018, including an impairment charge of $15,000 to write down the carrying value of the assets to their estimated fair value less costs to sell.

•

Implemented operational and efficiency improvements at our domestic forged roll facilities, which are expected to generate an annualized savings of approximately $2,300 and, in the latter part of 2019, commenced similar initiatives at our European cast roll operations.

•	Completed selected reductions in force across our organization, which are expected to yield an annualized savings of approximately $4,000.

The Forged and Cast Engineered Products segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are used in the oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

Roll market conditions in the United States and Europe have softened as slowdowns in the automotive and industrial markets have reduced steel demand and caused steel prices to fall. However, recent indicators suggest that market demand has begun to stabilize, and steel prices have begun to improve. With respect to the oil and gas market, demand continues to be weak as operators in the Permian Basin have lost access to financing due to lack of operational cash flow. The primary focus for this segment is diversification and development of its forged engineered products for use in other industries and ongoing operational and efficiency improvements at its facilities, particularly for its European cast roll operations.

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

For our heat exchanger business, although it is being adversely impacted by lower business activity in the industrial OEM market, it is benefiting from increased business activity in its commercial market. For the custom air handling business, demand remains steady while competitive pricing pressures continue. For our specialty centrifugal pumps business, improvement from the marine defense market has been partially offset by a decline in activity in the fossil-fueled power generation market. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve its sales distribution network.

Forged and Cast Engineered Products Segment Divestitures

ASW Steel Inc.

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). ASW is a specialty steel producer based in Canada, which we acquired in November 2016 to support our diversification efforts in the open-die forging market. Loss of a key customer in early 2018, due to a plant closure, and loss of significant U.S. business commencing mid-2018, due to tariffs imposed by the United States on imports of steel products, resulted in significant losses for the Canadian operation over the past two years. In connection with the decision to sell ASW, we recorded an after-tax charge of $15,000 in 2018 to write down the assets of ASW to their estimated fair value less costs to sell. The anticipated sale of ASW represented a strategic shift that would have a major favorable impact on our operations and financial results and, accordingly, was accounted for as a discontinued operation in the accompanying financial statements.

On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). The Purchaser acquired all of the issued and outstanding shares of ASW for a cash purchase price of $8,000, subject to normal and customary adjustments including a net working capital adjustment. Net proceeds received at closing, after such normal and customary adjustments including a preliminary net working capital adjustment, approximated $4,292. Subsequent post-closing adjustments were not significant.

As a result of the sale, we no longer manufacture or directly supply primary stainless steels to customers in the non-roll opened and closed die forgings and rebar markets and have exited the Canadian market for these products. Additionally, while we will continue to participate in the open-die forged products market, we will not have a dedicated supply of required stainless steel through a back-end integration of ASW. Instead, in conjunction with the sale, Union Electric Steel Corporation (“UES”) entered into a long-term supply agreement with ASW for the supply of stainless steel ingots.

Akers National Roll Company

In March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of ours located in Avonmore, Pennsylvania (the “Avonmore Plant”). In connection with the anticipated sale, we recognized an impairment charge of $10,082 in the first quarter of 2019 to record the assets of the Avonmore Plant at their estimated net realizable value less costs to sell. In May 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including its real estate and certain personal property, to an affiliate of WHEMCO, Inc. for $3,700. On September 30, 2019, following completion of customer orders in backlog, the transaction closed and all operations at ANR ceased. Although the sale of the Avonmore Plant is expected to help mitigate the excess capacity and high operating costs of our cast roll operations, thereby having a positive impact on our operating and financial results, the sale of the Avonmore Plant is not considered a strategic shift per the requirements of ASC 205, Presentation of Financial Statements (“ASC 205”); accordingly, the operating results and cash flows of ANR through the date of sale are included within continuing operations, versus discontinued operations, of the Corporation.

Vertical Seal Division of Akers National Roll Company

In 2018, the Board of Directors of the Corporation approved the sale of certain net assets of the Vertical Seal division of ANR (“Vertical Seal”). On October 31, 2018, we completed the sale of such net assets to Roser Technologies, Inc. and WIR II, LLC for approximately net book value, or $7,200. Vertical Seal manufactured custom-designed parts and provided specialty services to rolling mill customers located throughout North America. The sale of Vertical Seal was not considered a strategic shift that would have a major effect on our operations and financial results per the requirements of ASC 205; accordingly, the operating results and cash flows of Vertical Seal through the date of sale are included within continuing operations, versus discontinued operations, of the Corporation.

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2019		2018
Net Sales:
Forged and Cast Engineered Products	$305,630	77%	$329,530	79%
Air and Liquid Processing	92,274	23%	89,902	21%
Consolidated	$397,904	100%	$419,432	100%
(Loss) Income from Continuing Operations:
Forged and Cast Engineered Products (1)	$(6,130)		$(6,605)
Air and Liquid Processing(2)	10,002		(22,129)
Corporate costs	(14,780)		(16,158)
Consolidated	$(10,908)		$(44,892)
Backlog:
Forged and Cast Engineered Products	$270,737	84%	$298,723	87%
Air and Liquid Processing	50,594	16%	44,356	13%
Consolidated	$321,331	100%	$343,079	100%
(1)

(Loss) income from continuing operations for the Forged and Cast Engineered Products segment for 2019 includes an impairment charge of $10,082 to record the Avonmore Plant at its estimated net realizable value less costs to sell.

(2)

(Loss) income from continuing operations for the Air and Liquid Processing segment for 2018 includes a charge of $32,910 for estimated costs of asbestos-related litigation through 2052, the estimated final date by which we expect to have settled all asbestos-related claims, net of estimated insurance recoveries.

Net sales for 2019 decreased from 2018 principally due to lower sales of forged engineered products (“FEP”) for the Forged and Cast Engineered Products segment, which declined approximately $40,000, or 67%, from the prior year. The impact was minimized by higher sales of mill rolls and, for the Air and Liquid Processing segment, higher sales of heat exchange coils and air handling units.

Gross margin, excluding depreciation and amortization, as a percentage of net sales, was 18.0% and 16.1% for 2019 and 2018, respectively. The improvement is primarily attributable to the Forged and Cast Engineered Products segment, which is benefitting principally from lower Excess Costs of Avonmore, higher sales of mill rolls, and improved manufacturing and operating efficiencies for the domestic forged operations offset by lower sales of FEP. Additionally, the Forged and Cast Engineered Products segment received business interruption insurance proceeds in 2019 of $1,803, for equipment outages that occurred in 2018, which were recorded as a reduction to costs of products sold, excluding depreciation and amortization, (the “Proceeds from Business Interruption Insurance Claim”). For the Air & Liquid Processing segment, gross margin, excluding depreciation and amortization, decreased slightly due to changes in product mix.

Selling and administrative expenses totaled $53,643 (13.5% of net sales) and $58,068 (13.8% of net sales) for 2019 and 2018, respectively. The decrease of $4,425 is primarily due to the net of:

•	Lower commissions of approximately $1,941 due to a lower volume of FEP sales,
•	Lower exchange rates used to translate local currency costs into the U.S. dollar, which reduced selling and administrative expenses by approximately $1,025,
•	The sale of the Vertical Seal, which had selling and administrative costs of approximately $851 in 2018,
•	Lower professional fees for Corporate of approximately $769,
•	Lower employee-related costs, in part, due to reduction-in-force actions, offset by
•	Bad debt expense of $1,366 for a British cast roll customer who filed for bankruptcy in 2019 (the “Bad Debt Expense”), and
•	Restructuring-related costs, including employee severance due to reduction-in-force actions, of $2,350 in 2019 versus $981 in 2018 (the “Restructuring-Related Costs”).

Depreciation and amortization decreased in the current year principally due to lower depreciation expense following the sale of Vertical Seal and the cessation of depreciation of the Avonmore Plant beginning in the second quarter of 2019 in connection with the write-down of certain assets to their estimated net realizable value.

Impairment charge represents the write-down of $10,082 for the Avonmore Plant in the first quarter of 2019 to its estimated net realizable value less costs to sell (the “Impairment Charge”).

Charge for asbestos litigation in 2018 of $32,910 represents the estimated costs of asbestos-related litigation through 2052, the estimated final date by which we expect to have settled all asbestos-related claims, net of estimated insurance recoveries (the “Asbestos-Related Charge”). See Note 19, Litigation, to the Consolidated Financial Statements.

Investment-related income includes dividends of $1,364 and $377 in 2019 and 2018, respectively, from our U.K./Chinese cast roll joint venture company.

Interest expense for the current year increased when compared to the prior year due to a full-year of interest on the sale and leaseback financing transaction completed in September 2018 and higher borrowings outstanding under our revolving credit facility, offset by lower interest on promissory notes which were repaid on March 4, 2019.

Other income (expense) for 2019, versus 2018, includes higher pension and other postretirement benefit income, including a net gain of $2,304 resulting from the curtailment of the defined benefit pension and other postretirement plans of ANR and special termination benefits associated with the sale of the Avonmore Plant. Other income (expense) for 2018 includes a favorable contract settlement with a third party of $2,425. The remaining fluctuation between the periods is due to appreciation of plan assets held by our Rabbi Trust (see Note 11, Pension and Other Postretirement Benefits, to the Consolidated Financial Statements) and changes in foreign exchange gains and losses.

Income tax provision for each of the periods includes income taxes associated with our profitable operations. An income tax benefit is not able to be recognized on losses of certain of our entities since they remain in a three-year cumulative loss position. Our income tax provision increased in 2019, when compared to 2018, in part, due to higher earnings for our profitable operations. Additionally, the income tax provision for 2018 includes: (i) a $1,242 benefit from the release of a valuation allowance previously established against the deferred income tax assets of one of our foreign subsidiaries on the basis that it was “more likely than not” the deferred income tax assets would be realized, (ii) a benefit for the carryback of additional 2017 tax losses of $986, (iii) a refund of AMT credits of $433, and (iv) a state deferred income tax benefit of $1,029 associated with the Asbestos-Related Charge. These benefits in 2018 were partially offset by recognition of a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $2,369.

Gain on sale of joint venture represents proceeds received from the 2016 sale of a portion of our equity interest in a forged roll Chinese joint venture. Proceeds are being recognized when received since, at the time of the sale, collectability was not assured.

Net loss from continuing operations attributable to Ampco-Pittsburgh and loss per common share for 2019 include the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, and the Proceeds from Business Interruption Insurance Claim, which had a combined negative impact on net loss from continuing operations of $16,567, or $1.32 per common share. Net loss from continuing operations attributable to Ampco-Pittsburgh and loss per common share for 2018 include the Restructuring-Related Costs, the Excess Costs of Avonmore and the Asbestos-Related Charge, which had a combined adverse impact on net loss from continuing operations attributable to Ampco-Pittsburgh of $42,211, or $3.39 per common share.

Non-GAAP Financial Measures

We present below non-GAAP adjusted income (loss) from continuing operations, which we calculate as our loss from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, the Proceeds from Business Interruption Insurance Claim, and the Asbestos-Related Charge for each of the years, as applicable. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

We have presented non-GAAP adjusted income (loss) from continuing operations for each of the years because it is a key measure used by our management and the Board of Directors to understand and evaluate our operating performance and to develop operational goals for managing our business. This non-GAAP financial measure excludes significant charges or credits, that are one-time in nature, unrelated to our ongoing results of operations or beyond our control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. We believe this non-GAAP financial measure helps identify underlying trends in our business that could otherwise be masked by the effect of the items that we exclude from adjusted income (loss) from continuing operations. In particular, we believe that the exclusion of the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, which are not expected to continue following the sale of the Avonmore Plant, the Bad Debt Expense, the Proceeds from Business Interruption Insurance Claim, and the Asbestos-Related Charge can provide a useful measure for period-to-period comparisons of our core business performance. Accordingly, we believe that this non-GAAP financial measure provides useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.

Adjusted income (loss) from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income (loss) from continuing operations rather than loss from continuing operations, which is the nearest GAAP equivalent. Among other things, the Excess Costs of Avonmore, which is excluded from the adjusted non-GAAP financial measure, necessarily reflects judgments made by management in allocating manufacturing and operating costs between the Avonmore Plant and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant. There can be no assurance that additional charges similar to the Impairment Charge, the Restructuring-Related Costs, the Bad Debt Expense, the Proceeds from Business Interruption Insurance Claim, and the Asbestos-Related Charge will not occur in future periods.

The adjustments reflected in adjusted income (loss) from continuing operations are pre-tax. Other than a small state tax impact for the Asbestos-Related Charge, there is no tax impact associated with these adjustments due to our having a valuation allowance recorded against our deferred income tax assets for the jurisdictions where the expenses are recognized.

The following is a reconciliation of loss from continuing operations to non-GAAP adjusted income (loss) from continuing operations for 2019 and 2018, respectively:

	2019	2018
Loss from continuing operations, as reported (GAAP)	$(10,908)	$(44,892)
Impairment Charge (1)	10,082	0
Restructuring-Related Costs (2)	2,350	981
Excess Costs of Avonmore (3)	4,572	9,349
Bad Debt Expense (4)	1,366	0
Proceeds from Business Interruption Insurance Claim (5)	(1,803)	0
Asbestos-Related Charge (6)	0	32,910
Income (loss) from continuing operations, as adjusted (Non-GAAP)	$5,659	$(1,652)
(1)

Represents an impairment charge recognized in the first quarter of 2019 to record the Avonmore Plant to its estimated net realizable value less costs to sell in anticipation of its sale, which was completed in September 2019.

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

(4)	Represents bad debt expense for a British cast roll customer who filed for bankruptcy in 2019.
(5)	Represents business interruption insurance proceeds received in 2019 for equipment outages that occurred in 2018.
(6)

Represents an asbestos-related charge taken in 2018 to extend the estimated costs of pending and future asbestos claims, net of additional insurance recoveries, from 2026 through 2052, the estimated final date by which we expect to have settled all asbestos-related claims.

Loss from discontinued operations, net of tax, for 2018 includes an after-tax charge of $15,000, or $1.21 per common share, for the write-down of the assets of ASW to their estimated fair value less costs to sell. See Note 2, Discontinued Operations and Dispositions, to the Consolidated Financial Statements.

Forged and Cast Engineered Products

	2019	2018
Net sales	$305,630	$329,530
Operating loss	$(6,130)	$(6,605)
Backlog	$270,737	$298,723

The decrease in net sales in 2019 from 2018 is due to the net of:

•	Lower volume of shipments and weaker pricing for our forged engineered products to the oil and gas industry, which adversely impacted sales by approximately $40,000,
•	The sale of Vertical Seal, which had sales of $6,732 in 2018,
•	Lower exchange rates used to translate sales of our foreign operations from local currency into the U.S. dollar, which reduced sales by approximately $11,000,
•	Improved pricing, partly offset by a lower volume of shipments, for our cast roll operations resulting in a net increase of $11,000, and
•	Improved pricing and a higher volume of shipments for our forged roll operations, which increased sales by approximately $20,000.

The operating loss for 2019 includes the Impairment Charge, a portion of the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad-Debt Expense, and the Proceeds from Business Interruption Insurance Claim. By comparison, the operating loss for 2018 includes a portion of the Restructuring-Related Costs and the Excess Costs of Avonmore. Additionally, the operating loss for 2019, when compared to 2018, was impacted by the net of:

•	Lower volume of shipments and weaker pricing for our forged engineered products, which increased the operating loss by approximately $11,000,
•	The sale of Vertical Seal, which had operating income of $980 in 2018, and
•	Improved pricing and product mix and a net overall increase in the volume for mill rolls, which benefited operating results by approximately $17,000.

Manufacturing and operating efficiencies achieved at our domestic roll operations were offset by manufacturing and operating inefficiencies at our European cast roll facilities. Differences in the exchange rates used to translate the operating results of our foreign operations for 2019 and 2018 did not have a significant impact on the operating loss.

Backlog at December 31, 2019, decreased from the prior year due to sales outpacing order intake for mill rolls and lower demand for forged engineered products principally due to a retraction in the frac bloc market. The reduction in backlog for mill rolls is not a reflection of any loss of market share. Instead, many of our largest customers have adjusted their ordering patterns. As of December 31, 2019, approximately 10% of the backlog is expected to be released after 2020.

Air and Liquid Processing

	2019	2018
Net sales	$92,274	$89,902
Operating income (loss)	$10,002	$(22,129)
Backlog	$50,594	$44,356

Net sales for 2019 improved by approximately 2.6% when compared to 2018. Sales of heat exchange coils and air handling units increased in the current year while sales of centrifugal pumps remained relatively constant. The operating loss for 2018 includes the Asbestos-Related Charge of $32,910. While operating income improved from the additional volume, the expected benefit was offset by changes in the product mix. Backlog at December 31, 2019, increased from December 31, 2018. Backlog for air handling units improved due to an increase in business activity. Backlog for centrifugal pumps improved due to higher orders of pumps from U.S. Navy shipbuilders. Backlog for heat exchange coils decreased slightly due to lower business activity in the industrial OEM market. The majority of the current backlog is expected to ship in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows (used in) provided by operating activities for continuing operations equaled $(3,294) and $6,710 for 2019 and 2018, respectively. The decrease is primarily attributable to higher trade receivables resulting from improved sales in the latter part of 2019, versus 2018, customer mix and slower collections. Although we recorded an impairment charge in 2019 associated with the anticipated sale of the Avonmore Plant, the charge was a non-cash charge and, accordingly, did not impact our net cash flows (used in) provided by operating activities for continuing operations. Additionally, we recognized a non-cash charge in 2018 for the revaluation of our estimated costs of pending and future asbestos claims, net of additional insurance recoveries. This non-cash charge did not affect cash flows by the same amount. Instead, net asbestos-related payments equaled $4,713 and $6,904 in 2019 and 2018, respectively, and are expected to approximate $5,000 in 2020. Contributions to our defined benefit pension and other postretirement benefits plans equaled $3,544 and $4,365 in 2019 and 2018, respectively, and are expected to approximate $6,800 in 2020. The increase is principally due to amortization of pension funding credit balances created in earlier years from voluntary contributions we previously made and expiration of legislation which reduced funding requirements for single employer plans.

Net cash flows used in investing activities for continuing operations for 2019 include proceeds from the sale of ASW of $4,292 and the Avonmore Plant of $3,700, whereas 2018 includes proceeds from the sale of Vertical Seal of approximately $7,200. Capital expenditures were slightly higher in 2019, than 2018, and are primarily for our Forged and Cast Engineered Products segment. As of December 31, 2019, purchase commitments for expected future capital expenditures approximated $3,072, which are anticipated to be spent over the next 12 months.

Net cash flows used in financing activities for continuing operations fluctuated as a result of borrowing activity, proceeds from the sale and leaseback financing transaction completed in 2018, and changes in funding required by our discontinued operation, ASW, through the date of sale. More specifically,

•

Net borrowings under our revolving credit facility during 2019 equaled $19,953. Borrowings of $26,474 were used to repay promissory notes (and interest) in March 2019. Combined proceeds from the sale of ASW and the Avonmore Plant of $7,992 were used to repay a portion of our borrowings in 2019.

•

In September 2018, we completed a sale and leaseback financing transaction for $19,000, with the majority of the proceeds used to repay borrowings under our revolving credit facility. Debt issuance costs associated with the sale and leaseback financing transaction approximated $477 and are included in “other”.

•	A lower level of funding was required for ASW during 2019 as ASW began to reduce its investment in trade working capital following the fall-off in the business, which began in mid-2018.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

Net cash flows used in discontinued operations, which was comparable between the years, represent the cash activity for ASW through the date of sale. The reduction in trade working capital required lower borrowings by ASW from its affiliates.

As a result of the above, cash and cash equivalents of continuing operations decreased by $12,753 in 2019 and ended the year at $6,960, in comparison to $19,713 at December 31, 2018. As of December 31, 2019, the majority of our cash and cash equivalents is held by our foreign operations. In early 2019, we implemented a springing lock-box feature whereby daily domestic customer remittances to the lock-box are used to pay down borrowings under our revolving credit facility, resulting in minimal cash maintained by our domestic operations. Cash held by our foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under our revolving credit facility are expected to be sufficient to finance our operational and maintenance capital expenditure requirements and to repay our financial obligations. As of December 31, 2019, remaining availability under the revolving credit facility approximated $27,000, net of standard availability reserves. While the revolving credit agreement limits the amount of distributions upstream, we have not historically relied on or have been dependent on distributions from our subsidiaries and are not expected to be in the future.

With respect to environmental matters, see Note 21, Environmental Matters, to the Consolidated Financial Statements.

With respect to litigation, see Note 19, Litigation, to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements include the previously mentioned expected future capital expenditures and letters of credit unrelated to the Industrial Revenue Bonds. See Note 12, Commitments and Contingent Liabilities, to the Consolidated Financial Statements. These arrangements are not considered significant to our liquidity, capital resources, market risk, or credit risk.

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on our 2020 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions, with us potentially having to absorb some portion or all of the increase. Product pricing for the Forged and Cast Engineered Products segment is reflective of current costs, with a portion of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials. Additionally, long-term labor agreements exist at each of the key locations. Certain of these agreements will expire in 2020. As is consistent with past practice, we will negotiate with the intent to secure mutually beneficial arrangements covering multiple years. See Note 12, Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Finally, commitments have been executed for certain commodities (copper and aluminum) and natural gas to cover a portion of orders in the backlog. See Note 14, Derivate Instruments, to the Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

We have identified critical accounting policies that are important to the presentation of our financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to assessing recoverability of property, plant and equipment and intangibles and accounting for pension and other postretirement benefits, litigation and loss contingencies, and income taxes.

Property, plant and equipment is reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable, potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2019.

Intangible assets with finite lives are amortized using the straight-line method over their estimated useful life, which is determined by identifying the period over which most of the cash flows are expected to be generated. Intangible assets with indefinite lives are not amortized but reviewed for impairment at least annually, as of October 1. Additionally, intangible assets, both finite and indefinite lived, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For finite-lived intangible assets, if the undiscounted cash flows attributable to the assets are less than their carrying value, then the asset value may not be fully recoverable, potentially resulting in a write-down of the asset value. For indefinite-lived intangible assets, if the discounted cash flows attributable to the assets are less than their carrying value, then the asset value may not be fully recoverable, potentially resulting in a write-down of the asset value. In assessing recoverability, we make assumptions regarding estimated future cash flows and discount rates. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Also, if the estimate of an intangible asset’s remaining useful life changes, we will amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. We believe the amounts recorded in the accompanying consolidated financial statements for intangible assets are recoverable and are not impaired as of December 31, 2019.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from our actuaries is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, longevity, employee turnover and discount rates. The curtailment of the majority of our defined benefit pension plans and the amendment of various other postretirement benefit plans has helped to mitigate the volatility in net periodic pension and other postretirement benefit costs resulting from changes in these assumptions.

The expected long-term rate of return on plan assets is an estimate of the average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. We believe the expected long-term rate of return ranging between 6.60% and 7.25% for our domestic plans and 3.55% for our foreign plans to be reasonable. Actual returns on plan assets for 2019 approximated 13.91% for our domestic plans and 15.87% for our foreign plans and include the benefit of the global financial markets rebounding in the current year, after a significant drop in 2018. Accordingly, we do not believe the current returns to be indicative of future investment returns. The remaining foreign plans are not funded, and the obligations are not significant.

The discount rates used in determining future pension obligations and other postretirement benefits for each of our plans are based on rates of return for high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. We believe the assumed discount rates ranging between 3.25% and 3.31% for our domestic plans, 2.98% and 3.35% for our other postretirement benefits plans and 2.05% for our foreign plans as of December 31, 2019, to be reasonable.

We believe that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on appropriate assumptions although actual outcomes could differ. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $2,200. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $8,700. Conversely, a percentage point increase in the expected long-term rate of return would decrease annual pension expense by approximately $2,200, and a 1/4 percentage point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $8,700.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, we and certain of our subsidiaries are involved in various claims and lawsuits incidental to our businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (the “Asbestos Liability”). To assist us in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for the Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, we hire a nationally recognized asbestos-liability expert and insurance consultant. Based on their analyses, reserves for probable and reasonably estimable costs for the Asbestos Liability, including defense costs, and receivables for the insurance recoveries that are deemed probable are established. These amounts rely on assumptions which are based on currently known facts and strategy.

In 2018, we undertook a review of the Asbestos Liability claims, defense costs and the likelihood for insurance recoveries. We extended our estimate of the Asbestos Liability, including the costs of settlement and defense costs relating to currently pending claims and future claims projected to be filed against us through 2052, the estimated final date by which we expect to have settled all asbestos-related claims. Key variables in these assumptions, including our ability to reasonably estimate the Asbestos Liability through the expected final date by which we expect to have settled all asbestos-related claims, are summarized in Note 19, Litigation, to the Consolidated Financial Statements. Key assumptions include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and our ability to recover under our insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results.

We intend to evaluate the Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the incurrence of future charges or credits; however, we are currently unable to estimate such future changes. Adjustments, if any, to our estimate of the Asbestos Liability and/or insurance receivables could be material to our operating results for the periods in which the adjustments to the liability or receivable are recorded, and to our liquidity and consolidated financial position when such liabilities are paid.

Accounting for income taxes includes our evaluation of the underlying accounts, permanent and temporary differences, our tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of our operations and the nature of that profitability. Actual results may differ from these assumptions. If we determined we would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income (loss). Likewise, if we determined we would be able to realize deferred income tax assets in excess of the net amount recorded, we would release a portion of the existing valuation allowance resulting in a credit to net income (loss). As of December 31, 2019, the valuation allowance approximates $43,671, reducing our deferred income tax assets, net of deferred income tax liabilities, to $2,454, an amount we believe is “more likely than not” to be realized.

We do not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is primarily given to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, we would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if we subsequently determined that a tax position meets the “more likely than not” criteria, we would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2019, based on information known to date, we believe the amount of unrecognized tax benefits for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities not to be significant.

See Note 20, Income Taxes, to the Consolidated Financial Statements.

RECENTLY IMPLEMENTED and ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$6,960	$19,713
Receivables, less allowance for doubtful accounts of $3,041 in 2019 and $978 in 2018	81,783	69,448
Inventories	82,289	94,196
Insurance receivable – asbestos	16,000	17,000
Other current assets	6,380	7,271
Current assets of discontinued operations	0	20,238
Total current assets	193,412	227,866
Property, plant and equipment, net	166,392	185,661
Operating lease right-of-use assets, net	4,263	0
Insurance receivable – asbestos	120,932	135,508
Deferred income tax assets	2,997	3,188
Intangible assets, net	7,625	9,225
Investments in joint ventures	2,175	2,175
Other noncurrent assets	8,764	7,496
Total assets	$506,560	$571,119

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$33,271	$38,900
Accrued payrolls and employee benefits	22,266	20,380
Debt – current portion	20,363	45,728
Operating lease liabilities – current portion	612	0
Asbestos liability – current portion	21,000	24,000
Other current liabilities	26,720	28,987
Current liabilities of discontinued operations	0	9,458
Total current liabilities	124,232	167,453
Employee benefit obligations	83,936	72,658
Asbestos liability	186,633	203,922
Long-term debt	50,494	31,881
Noncurrent operating lease liabilities	3,651	0
Deferred income tax liabilities	543	164
Other noncurrent liabilities	1,455	2,072
Total liabilities	450,944	478,150
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares in 2019 and 20,000 shares in 2018; issued and outstanding 12,652 shares in 2019 and 12,495 shares in 2018	12,652	12,495
Additional paid-in capital	156,251	154,889
Retained deficit	(51,341)	(30,355)
Accumulated other comprehensive loss	(68,662)	(49,434)
Total Ampco-Pittsburgh shareholders’ equity	48,900	87,595
Noncontrolling interest	6,716	5,374
Total shareholders’ equity	55,616	92,969
Total liabilities and shareholders’ equity	$506,560	$571,119

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2019	2018
Net sales	$397,904	$419,432
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	326,157	351,839
Selling and administrative	53,643	58,068
Depreciation and amortization	18,967	21,379
Impairment charge	10,082	0
Charge for asbestos litigation	0	32,910
(Gain) loss on disposal of assets	(37)	128
	408,812	464,324
Loss from continuing operations	(10,908)	(44,892)
Other income (expense):
Investment-related income	1,417	533
Interest expense	(5,342)	(4,130)
Other – net	6,466	4,682
	2,541	1,085
Loss from continuing operations before income taxes and gain on sale of joint venture	(8,367)	(43,807)
Income tax provision	(2,108)	(268)
Gain on sale of joint venture	0	500
Net loss from continuing operations	(10,475)	(43,575)
Loss from discontinued operations, net of tax	(9,085)	(23,901)
Net loss	(19,560)	(67,476)
Less: Net income attributable to noncontrolling interest	1,426	1,859
Net loss attributable to Ampco-Pittsburgh	$(20,986)	$(69,335)

Net loss from continuing operations per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$(0.95)	$(3.65)
Diluted	$(0.95)	$(3.65)

Loss from discontinued operations, net of tax, per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$(0.72)	$(1.92)
Diluted	$(0.72)	$(1.92)

Net loss per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$(1.67)	$(5.57)
Diluted	$(1.67)	$(5.57)

Weighted average number of common shares outstanding:
Basic	12,590	12,448
Diluted	12,590	12,448

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
(in thousands)	2019	2018
Net loss	$(19,560)	$(67,476)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	290	(6,710)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(19,655)	3,205
Fair value of cash flow hedges	97	(713)
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	(302)	89
Realized losses (gains) from settlement of cash flow hedges	258	(90)
Other comprehensive loss	(19,312)	(4,219)
Comprehensive loss	(38,872)	(71,695)
Less: Comprehensive income attributable to noncontrolling interest	1,342	1,682
Comprehensive loss attributable to Ampco-Pittsburgh	$(40,214)	$(73,377)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2018	$12,361	$152,992	$38,980	$(45,392)	$2,820	$161,761
Stock-based compensation		1,539				1,539
Debt-to-equity conversion (Note 9)					872	872
Comprehensive (loss) income:
Net (loss) income			(69,335)		1,859	(67,476)
Other comprehensive loss				(4,042)	(177)	(4,219)
Comprehensive income (loss)					1,682	(71,695)
Issuance of common stock including excess tax benefits of $0	134	358				492
Balance December 31, 2018	12,495	154,889	(30,355)	(49,434)	5,374	92,969
Stock-based compensation		1,293				1,293
Comprehensive (loss) income:
Net (loss) income			(20,986)		1,426	(19,560)
Other comprehensive loss				(19,228)	(84)	(19,312)
Comprehensive income (loss)					1,342	(38,872)
Issuance of common stock including excess tax benefits of $0	157	69				226
Balance December 31, 2019	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(19,560)	$(67,476)
Loss from discontinued operations, net of tax	(9,085)	(23,901)
Net loss from continuing operations	(10,475)	(43,575)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	18,967	21,379
Impairment charge	10,082	0
Charge for asbestos litigation	0	32,910
Deferred income tax expense (benefit)	559	(1,810)
Difference between pension and other postretirement expense and contributions	(8,939)	(6,145)
Stock-based compensation	1,422	2,115
Non-cash provisions – net	1,488	(1,400)
Non-cash settlement with third party	0	(2,425)
Other – net	152	221
Changes in assets/liabilities:
Receivables	(15,040)	8,918
Inventories	10,797	(5,402)
Other assets, including insurance receivable – asbestos	16,652	21,298
Accounts payable	(5,292)	5,217
Accrued payrolls and employee benefits	3,887	1,458
Other liabilities, including asbestos liability	(27,554)	(26,049)
Net cash flows (used in) provided by operating activities - continuing operations	(3,294)	6,710
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,964)	(9,719)
Proceeds from sale of property, plant and equipment	67	605
Proceeds from sale of ASW	4,292	0
Proceeds from sale of Avonmore Plant	3,700	0
Proceeds from sale of Vertical Seal	0	7,200
Proceeds from sale of investment in joint venture	0	500
Other – net	243	194
Net cash flows used in investing activities - continuing operations	(2,662)	(1,220)
Cash flows from financing activities:
Proceeds from Revolving Credit and Security Agreement	36,136	31,471
Payments on Revolving Credit and Security Agreement	(16,183)	(37,500)
Repayment of debt	(28,226)	(1,213)
Proceeds from sale and leaseback financing transaction	0	19,000
Other	(7)	(512)
Funding of discontinued operations	1,663	(14,667)
Net cash flows used in financing activities - continuing operations	(6,617)	(3,421)
Effect of exchange rate changes on cash and cash equivalents	(180)	(1,012)
Cash flows from discontinued operations:
Net cash flows used in operating activities - discontinued operations	(3,803)	(13,434)
Net cash flows used in investing activities - discontinued operations	(158)	(2,153)
Net cash flows provided by financing activities - discontinued operations	2,837	14,667
Net cash flows used in discontinued operations	(1,124)	(920)
Net (decrease) increase in cash and cash equivalents	(13,877)	137
Cash and cash equivalents at beginning of year	20,837	20,700
Cash and cash equivalents at end of year	6,960	20,837
Less: cash and cash equivalents of discontinued operations	0	(1,124)
Cash and cash equivalents of continuing operations at end of year	$6,960	$19,713
Supplemental disclosures of cash flow information:
Income tax payments	$1,761	$1,419
Interest payments	4,247	1,953
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$772	$774
Finance lease right-of-use assets exchanged for lease liabilities	429	0
Operating lease right-of-use assets exchanged for lease liabilities	278	0
Conversion of minority shareholder loan to equity	0	872

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments, the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business. During 2019 and 2018, the Corporation completed the disposition of various operating assets which is summarized in Note 2, Discontinued Operations and Dispositions.

The Forged and Cast Engineered Products segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used mainly in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are used in the oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include assessing the carrying value of long-lived assets including intangibles, valuing the assets and obligations related to employee benefit plans, accounting for loss contingencies associated with claims and lawsuits, and accounting for income taxes. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Basis of Presentation

The financial information included herein reflects the consolidated financial position of the Corporation as of December 31, 2019, and 2018, and the consolidated results of its operations and cash flows for the years then ended.

Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures over which the Corporation exercises control and, when applicable, entities for which the Corporation has a controlling financial interest or is the primary beneficiary. Investments in joint ventures where the Corporation owns 20% to 50% of the voting stock and has the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the equity method of accounting. Investments in joint ventures where the Corporation does not have the ability to exercise significant influence over the operating and financial policies of the joint venture are accounted for using the cost method of accounting. Investments in joint ventures are reviewed for impairment whenever events or circumstances indicate the carrying amount of the investment may not be recoverable. If the estimated fair value of the investment is less than the carrying amount and such decline is determined to be “other than temporary,” then the investment may not be fully recoverable potentially resulting in a write-down of the investment value. Intercompany accounts and transactions are eliminated.

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

Property, Plant and Equipment

Property, plant and equipment purchased new is recorded at cost with depreciation computed using the straight-line method over the following estimated useful lives: land improvements – 15 to 20 years, buildings – 25 to 50 years and machinery and equipment – 3 to 25 years. Assets under finance leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property, plant and equipment acquired as part of a business combination is recorded at its estimated fair value with depreciation computed using the straight-line method over the estimated remaining useful lives based in part on third-party valuations. Expenditures that extend economic useful lives are capitalized. Routine maintenance is charged to expense. Gains or losses are recognized on retirements or disposals. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). In addition, the remaining depreciation period for the impaired asset would be reassessed and, if necessary, revised. Proceeds from government grants are recorded as a reduction in the purchase price of the underlying assets and amortized against depreciation over the lives of the related assets.

Right-of-Use Assets

See Recently Implemented Accounting Pronouncements below for information on the adoption of ASU 2016-02, Leases (Topic 842).

A right-of-use (“ROU”) asset represents the right to use an underlying asset for the term of the lease and the corresponding liability represents an obligation to make periodic payments arising from the lease. A determination of whether an arrangement includes a lease is made at the inception of the arrangement. ROU assets and liabilities are recognized on the consolidated balance sheet, at the commencement date of the lease, in an amount equal to the present value of the lease payments over the term of the lease calculated using the interest rate implicate in the lease arrangement or, if not known, the Corporation’s incremental borrowing rate. The present value of a ROU asset also includes any lease payments made prior to commencement of the lease and excludes any lease incentives received or to be received under the arrangement. The lease term includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases that are for a period less than 12 months, inclusive of options to extend that are reasonably certain to be exercised, are classified as short-term and are not recognized on the consolidated balance sheet.

ROU assets are recorded as a noncurrent asset on the consolidated balance sheet. The corresponding liabilities are recorded as an operating lease liability, either current or noncurrent, as applicable, on the consolidated balance sheet. Operating lease costs are recognized on a straight-line basis over the lease term within costs of products sold (excluding depreciation and amortization) or selling and administrative expenses based on the use of the related ROU asset.

Intangible Assets

Intangible assets primarily consist of developed technology, customer relationships and trade name. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful life, which is determined by identifying the period over which most of the cash flows are expected to be generated. Intangible assets with indefinite lives are not amortized but reviewed for impairment at least annually, as of October 1. Additionally, intangible assets, both finite and indefinite lived, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. For finite-lived intangible assets, if the undiscounted cash flows attributable to the assets are less than their carrying value, then the asset value may not be fully recoverable, potentially resulting in a write-down of the asset value. For indefinite-lived intangible assets, if the discounted cash flows attributable to the assets are less than their carrying value, then the asset value may not be fully recoverable, potentially resulting in a write-down of the asset value. Also, if the estimate of an intangible asset’s remaining useful life changes, the remaining carrying value of the intangible asset will be amortized prospectively over the revised remaining useful life.

Assets of Discontinued Operations Held for Sale

Assets are classified as “held for sale” when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets are classified as “held for sale” in the consolidated balance sheet. Assets classified as “held for sale” are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as “held for sale”. If the “held for sale” criteria have been met and the sale represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, the assets and liabilities are classified separately as “discontinued operations” in the consolidated balance sheet. Additionally, the operating results and cash flows of the discontinued operation are presented as “discontinued operations” in the consolidated statements of operations and cash flows.

Debt Issuance Costs

Debt issuance costs are amortized as interest expense over the scheduled maturity period of the debt. The costs related to a line-of-credit arrangement are amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings. Unamortized debt issuance costs are either recognized as a direct deduction from the carrying amount of the related debt or, if related to a line-of-credit facility, as an other noncurrent asset on the consolidated balance sheet.

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

Net Periodic Pension and Other Postretirement Benefit Costs

Net periodic pension and other postretirement benefit costs includes service cost, interest cost, expected rate of return on the market-related value of plan assets, amortization of prior service costs, and recognized actuarial gains or losses. When actuarial gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement benefit costs over the average remaining service period of the employees expected to receive benefits under the plan or over the remaining life expectancy of the employees expected to receive benefits if “all or almost all” of the plan’s participants are inactive. When actuarial gains or losses are less than 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are included in net periodic pension and other postretirement benefit costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. The market-related value of plan assets is determined using a five-year moving average which recognizes gains or losses in the fair market value of assets at the rate of 20% per year.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes changes in assets and liabilities from non-owner sources including foreign currency translation adjustments, unamortized prior service costs and unrecognized actuarial gains and losses associated with employee benefit plans, and changes in the fair value of derivatives designated and effective as cash flow hedges.

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

Revenue Recognition

Revenue from sales is recognized when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and control of the product has transferred to the customer. Persuasive evidence of an arrangement identifies the final understanding between the parties as to the specific nature and terms of the agreed-upon transaction that creates enforceable obligations. It can be in the form of an executed purchase order from the customer, combined with an order acknowledgment from the Corporation, a sales agreement or longer-term supply agreement between the customer and the Corporation, or a similar arrangement deemed to be a normal and customary business practice for that particular customer or class of customer (collectively, a sales agreement). Sales agreements typically include a single performance obligation for the manufacturing of product which is satisfied upon transfer of control of the product to the customer.

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

Amounts billed to the customer for shipping and handling are recorded within net sales and the related costs are recorded within costs of products sold (excluding depreciation and amortization). Amounts billed for taxes assessed by various government authorities (e.g., sales tax, value-added tax, etc.) are excluded from the determination of net income (loss) and, instead, are recorded as a liability until remitted to the government authority.

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

Upon occurrence of the anticipated sale, the foreign currency sales contract designated and effective as a cash flow hedge is de-designated as a fair value hedge and the change in fair value previously deferred in accumulated other comprehensive loss is reclassified to earnings (net sales) with subsequent changes in fair value recorded as a component of earnings (other income/expense). Upon occurrence of the anticipated purchase, the foreign currency purchase contract is settled and the change in fair value deferred in accumulated other comprehensive loss is reclassified to earnings (depreciation and amortization expense) over the life of the underlying asset. Upon settlement of a futures contract, the change in fair value deferred in accumulated other comprehensive loss is reclassified to earnings (costs of products sold, excluding depreciation and amortization) when the corresponding inventory is sold and revenue is recognized. To the extent that a derivative is designated and effective as a hedge of an exposure to changes in fair value, the change in the derivative’s fair value will be offset in the consolidated statement of operations by the change in the fair value of the item being hedged and is recorded as a component of earnings (other income/expense). Cash flows associated with the derivative instruments are recorded as a component of operating activities on the consolidated statement of cash flows.

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

Income Taxes

Income taxes are recognized during the year in which transactions enter into the determination of financial statement income. Any taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations are accounted for as period costs. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amount and the tax basis of assets and liabilities including net operating loss carryforwards. A valuation allowance is provided against a deferred income tax asset when it is “more likely than not” the asset will not be realized. Similarly, if a determination is made that it is “more likely than not” the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Penalties and interest are recognized as a component of the income tax provision.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock awards, calculated using the treasury stock method. The computation of diluted earnings per share would not assume the exercise of an outstanding stock award if the effect on earnings per common share would be antidilutive. Similarly, the computation of diluted earnings per share would not assume the exercise of outstanding stock awards if the Corporation incurred a net loss since the effect on earnings per common share would be antidilutive. The weighted average number of common shares outstanding assuming exercise of dilutive stock awards was 12,590,230 for 2019, and 12,447,919 for 2018. Weighted-average outstanding stock awards excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 671,886 for 2019, and 904,086 for 2018. With respect to amounts attributable to Ampco-Pittsburgh common shareholders, net loss from continuing operations attributable to Ampco-Pittsburgh common shareholders excludes net income attributable to noncontrolling interest.

Recently Implemented Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-12, Derivatives and Hedging, which amends and simplifies existing guidance to allow companies to present more accurately the economic effects of risk management activities in the financial statements. The amended guidance became effective for the Corporation on January 1, 2019, and did not affect the Corporation’s financial position, operating results or liquidity.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a ROU asset and lease liability for all leases other than those with a term less than one year and to disclose key information about certain leasing arrangements. The guidance became effective for the Corporation on January 1, 2019, and was applied on a modified retrospective basis (cumulative-effect adjustment to January 1, 2019, retained earnings). An operating lease ROU asset and operating lease liability equal to the present value of lease payments of $5,893 was recorded as of January 1, 2019. There was no cumulative-effect adjustment to the Corporation’s retained earnings as of January 1, 2019, since initial direct costs were insignificant. Required disclosures for ROU assets are summarized in Note 5, Operating Lease Right-Of-Use Assets, and in Note 10, Operating Lease Liabilities, for the related obligations. ASU 2016-02 also provided an election for practical expedients which permitted an entity not to reassess whether any expired or existing contracts contained leases, to carry forward the existing lease classification, and not to reassess initial direct costs associate with existing leases. The Corporation applied these practical expedients as part of its adoption. The new guidance did not affect the Corporation’s operating results or liquidity.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 is intended to simplify the accounting for income taxes including removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income, the accounting for franchise or similar tax, and requiring an entity reflect the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date. The guidance becomes effective for the Corporation on January 1, 2021, however, early adoption is permitted. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It is not expected to impact its liquidity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020, however, since the Corporation meets the definition of a Smaller Reporting Company, as defined by the Securities Exchange Commission, the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not, however, affect the Corporation’s liquidity.

NOTE 2 – DISCONTINUED OPERATIONS AND DISPOSITIONS:

ASW Steel Inc.

In October 2018, the Board of Directors of the Corporation approved a plan to sell ASW Steel Inc. (“ASW”). ASW is a specialty steel producer based in Canada. The Corporation acquired ASW in November 2016 to support its diversification efforts in the open-die forging market. Loss of a key customer in early 2018, due to a plant closure, and loss of significant U.S. business commencing mid-2018, due to tariffs imposed by the United States on imports of steel products, resulted in significant losses for the Canadian operation for 2018 and 2019. While the Corporation will continue to service the open-die forged products market, it will not have a dedicated supply of required specialty steel through a back-end integration of ASW. Additionally, the Corporation will no longer manufacture and supply primary specialty steels to customers in the non-roll opened and closed die forgings and rebar markets and will exit the Canadian market. In connection with the decision to sell ASW, the Corporation recorded an after-tax charge of $15,000 to write down the assets of ASW to their estimated fair value less costs to sell.

The anticipated sale of ASW represented a strategic shift that would have a major favorable impact on the operations and financial results of the Corporation. As of December 31, 2018, the assets held for sale and discontinued operations criteria were met. Accordingly, as set forth in ASC 205, Presentation of Financial Statements (“ASC 205”), the assets and liabilities of ASW were presented separately as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2018, and the operating results and cash flows of ASW have been presented as discontinued operations in the consolidated statements of operations and cash flows for 2019 and 2018. Previously, the operating results of ASW were included in the operating results of the Forged and Cast Engineered Products segment.

On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). The Purchaser acquired all of the issued and outstanding shares of ASW for a cash purchase price of $8,000, subject to normal and customary adjustments including a net working capital adjustment. Net proceeds received at closing, after such normal and customary adjustments including a preliminary net working capital adjustment, approximated $4,292. Subsequent post-closing adjustments were not significant. In conjunction with the sale, Union Electric Steel Corporation (“UES”) entered into a long-term supply agreement with ASW for the supply of stainless steel ingots.

The assets and liabilities of ASW as of December 31, 2018, were as follows:

Cash and cash equivalents	$1,124
Receivables	6,928
Inventories	13,764
Other assets	1,708
Property, plant and equipment, net	11,714
Charge for impairment	(15,000)
Current assets of discontinued operations	$20,238

Accounts payable	$8,890
Accrued payrolls and employee benefits	178
Other current liabilities	390
Current liabilities of discontinued operations	$9,458

The operating results of ASW through the date of sale are included in the consolidated operating results of the Corporation as loss from discontinued operations, net of tax. The major classes of line items constituting “loss from discontinued operations, net of tax” in the consolidated statements of operations were as follows:

	2019	2018
Net sales	$35,045	$63,740
Costs of products sold (excluding depreciation and amortization)	42,407	68,381
Selling and administrative	1,741	2,441
Depreciation and amortization	0	1,311
Loss (gain) on disposal of assets	55	(153)
Charge for impairment	0	15,000
Loss from discontinued operations	(9,158)	(23,240)
Other income (expense)	73	(661)
Loss from discontinued operations before income taxes	(9,085)	(23,901)
Income tax provision	0	0
Loss from discontinued operations, net of tax	$(9,085)	$(23,901)

Net sales include $4,381 and $22,805 of product sold by ASW to UES for the nine months ended September 30, 2019, and the year ended December 31, 2018, respectively. Costs of products sold (excluding depreciation and amortization) approximated the same.

Akers National Roll Company

In March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of the Corporation located in Avonmore, Pennsylvania (the “Avonmore Plant”). In connection with the anticipated sale, the Corporation recognized an impairment charge of $10,082 in the first quarter of 2019 to record the assets at their estimated net realizable value. In May 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including its real estate and certain personal property, to an affiliate of WHEMCO, Inc. for $3,700.

On September 30, 2019, following completion of customer orders in backlog, the transaction closed and all operations at ANR ceased. Although the sale of the Avonmore Plant is expected to help mitigate the excess capacity and high operating costs of the cast roll operations, thereby having a positive impact on the operating and financial results of the Corporation, the sale of the Avonmore Plant is not considered a strategic shift per the requirements of ASC 205; accordingly, the operating results and cash flows of ANR through the date of sale are included within continuing operations, versus discontinued operations, of the Corporation.

Vertical Seal Division of Akers National Roll Company

In 2018, the Board of Directors of the Corporation approved the sale of certain net assets of the Vertical Seal division of ANR (“Vertical Seal”). On October 31, 2018, the Corporation completed the sale of such net assets to Roser Technologies, Inc. and WIR II, LLC for approximately net book value, or $7,200.

As part of the Forged and Cast Engineered Products segment, Vertical Seal manufactured custom-designed parts and provided specialty services to rolling mill customers located throughout North America. The sale of Vertical Seal was not considered a strategic shift that would have a major effect on the operations and financial results of the Corporation per the requirements of ASC 205; accordingly, the operating results and cash flows of Vertical Seal through the date of sale are included within continuing operations, versus discontinued operations, of the Corporation.

NOTE 3 – INVENTORIES:

	2019	2018
Raw materials	$18,011	$19,615
Work-in-progress	35,942	42,339
Finished goods	17,159	20,650
Supplies	11,177	11,592
Inventories	$82,289	$94,196

At December 31, 2019, and 2018, approximately 35% and 36%, respectively, of the inventories were valued using the LIFO method. The LIFO reserve approximated $(17,321) and $(26,058) at December 31, 2019, and 2018, respectively. The LIFO reserve of the Avonmore Plant approximated $5,240 at December 31, 2018. Additionally, during each of the years, inventory quantities decreased for certain locations resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation and amortization) by approximately $467 and $2,159 for 2019 and 2018, respectively. There was no income tax expense recognized in the consolidated statements of operations due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the income was recognized (see Note 20). Accordingly, the effect of the liquidations reduced net loss by approximately $467, or $0.04 per common share, for 2019 and approximately $2,159, or $0.17 per common share, for 2018.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2019	2018
Land and land improvements	$9,556	$10,207
Buildings	61,866	65,425
Machinery and equipment	325,941	332,378
Construction-in-process	5,251	3,499
Other	6,872	6,813
	409,486	418,322
Accumulated depreciation	(243,094)	(232,661)
Property, plant and equipment, net	$166,392	$185,661

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (see Note 9). Land and buildings of UES-UK, equal to approximately $2,798 (£2,122) at December 31, 2019, are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 11). The gross value of assets under finance leases and the related accumulated amortization approximated $3,204 and $903, respectively, as of December 31, 2019, and $3,716 and $1,340, respectively, as of December 31, 2018.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSETS:

The Corporation leases certain factory and office space and equipment. Additionally, the manufacturing facilities of one of our cast roll joint ventures in China are located on land leased by the joint venture from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture.

Right-of-use assets associated with operating leases as of December 31, 2019, were comprised of the following:

2019
Land	$2,700
Buildings	1,506
Machinery and equipment	329
Other	487
5,022
Accumulated amortization	(759)
Operating lease right-of-use assets, net	$4,263

NOTE 6 – INTANGIBLE ASSETS:

	2019	2018
Customer relationships	$5,995	$6,234
Developed technology	4,157	4,322
Trade name	2,355	2,497
	12,507	13,053
Accumulated amortization	(4,882)	(3,828)
Intangible assets, net	$7,625	$9,225

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the years is due to changes in foreign currency exchange rates. The following summarizes changes in intangible assets for the years ended December 31:

	2019	2018
Balance at the beginning of the year	$9,225	$11,021
Changes in intangible assets	(292)	(177)
Amortization of intangible assets	(1,144)	(1,221)
Other, primarily impact from changes in foreign currency exchange rates	(164)	(398)
Balance at the end of the year	$7,625	$9,225

Changes in intangible assets for 2019 and 2018 represent the intangible assets of ANR and Vertical Seal, respectively. Identifiable intangible assets are expected to be amortized over a weighted average period of approximately 12 years or $1,137 for 2020, $497 for 2021, $369 for 2022, $369 for 2023, $369 for 2024 and $2,529 thereafter.

NOTE 7 – INVESTMENTS IN JOINT VENTURES:

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

•

Jiangsu Gongchang Roll Joint-Stock Co., Ltd (“Gongchang”) – a cast roll joint venture in China for which the Corporation accounts using the cost method of accounting. Gongchang principally manufactures and sells cast rolls for hot and cold strip mills, medium/heavy section mills and plate mills.

ATR

In 2007, Åkers AB, a subsidiary of UES, entered into an agreement with Taiyuan Iron & Steel Co., Ltd. (“TISCO”) to form ATR, with Åkers AB owning 59.88% and TISCO owning 40.12%. Since Åkers AB is the majority shareholder, has voting rights proportional to its ownership interest and exercises control over TISCO, Åkers AB is considered the primary beneficiary and, accordingly, accounts for its investment in ATR on the consolidated method of accounting. The net assets and net income (loss) attributable to TISCO is reflected as non-controlling interest in the accompanying consolidated financial statements.

MG

The Corporation has a 33% interest in MG which is recorded at cost, or $835. The Corporation does not participate in the management or daily operation of MG, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2019 or 2018.

Gongchang

The Corporation has a 24.03% interest in Gongchang which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of Gongchang, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends of $1,364 and $377 were declared and received in 2019 and 2018, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES:

	2019	2018
Customer-related liabilities	$16,194	$16,439
Accrued interest payable	2,225	2,333
Accrued sales commissions	1,607	1,637
Other	6,694	8,578
Other current liabilities	$26,720	$28,987

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the year ended December 31:

	2019	2018
Balance at the beginning of the year	$9,447	$11,379
Satisfaction of warranty claims	(5,467)	(5,069)
Provision for warranty claims	5,050	3,564
Other, primarily impact from changes in foreign currency exchange rates	35	(427)
Balance at the end of the year	$9,065	$9,447

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

Changes in customer deposits consisted of the following:

	2019	2018
Balance at the beginning of the year	$4,304	$4,574
Satisfaction of performance obligations	(11,627)	(10,885)
Receipt of additional deposits	12,189	10,701
Other, primarily changes in foreign currency exchange rates	29	(86)
Balance at the end of the year	$4,895	$4,304

NOTE 9 – DEBT:

	2019	2018
Revolving Credit and Security Agreement	$34,273	$14,320
Sale and leaseback financing obligation	19,303	18,518
Promissory notes (and interest)	0	26,205
Industrial Revenue Bonds	13,311	13,311
Minority shareholder loan	2,856	4,056
Finance leases	1,114	1,199
Outstanding borrowings	70,857	77,609
Debt – current portion	(20,363)	(45,728)
Long-term debt	$50,494	$31,881

Future principal payments, assuming demand loans are called in 2020 and the Industrial Revenue Bonds are not able to be remarketed, are $20,363 for 2020, $34,209 for 2021, $1,822 for 2022, $1,802 for 2023, $1,714 for 2024, and $10,947 thereafter.

Revolving Credit and Security Agreement

The Corporation is party to a five-year Revolving Credit and Security Agreement (the “Credit Agreement”) with a syndicate of banks, which expires in May 2021. The Credit Agreement provides for initial borrowings not to exceed $100,000, with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Credit Agreement includes sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $15,000. The Credit Agreement also provided a sublimit for Canadian borrowings not to exceed $15,000, which was eliminated in conjunction with the sale of ASW.

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.75% to 1.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of December 31, 2019, the Corporation had outstanding borrowings under the Credit Agreement of $34,273 (including £2,000 of borrowings by UES-UK). The average interest rate for the year ended December 31, 2019, was approximately 4%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (see Note 12). As of December 31, 2019, remaining availability under the Credit Agreement approximated $27,000, net of standard availability reserves.

Borrowings outstanding under the Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, without the prior consent of the banks, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of December 31, 2019.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including the land and buildings of its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES would lease the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise, and currently intends to exercise, in 2025, for a price equal to the greater of (i) the Fair Market Value of the Properties, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. Annual payments will increase each anniversary date by an amount equal to the lesser of 2% or 1.25% of the change in the consumer price index, as defined in the lease agreement. The effective interest rate approximated 8.21% for the year ended December 31, 2019.

Promissory Notes

In connection with a March 2016 acquisition, the Corporation issued two three-year promissory notes. Principal and accrued interest of $26,474, in the aggregate, were paid on March 4, 2019.

Industrial Revenue Bonds

As of December 31, 2019, the Corporation had the following Industrial Revenue Bonds (IRBs) outstanding:  (i) $4,120 tax-exempt IRB maturing in 2020, interest at a floating rate which averaged 1.50% during the current year; (ii) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 2.25% during the current year; and (iii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 1.66% during the current year. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time interest rates are reset. If the IRBs are not able to be remarketed, although considered remote by the Corporation and its bankers, the bondholders can seek reimbursement immediately from the letters of credit which serve as collateral for the bonds. Accordingly, the IRBs are recorded as current debt.

Minority Shareholder Loan

ATR has a loan outstanding with its minority shareholder. The loan originally matured in 2008 but has been renewed continually for one-year periods. Interest does not compound and has accrued on the outstanding balance, since inception, at the three-to-five-year loan interest rate set by the People’s Bank of China in effect at the time of renewal. The loan balance approximated $2,856 (RMB 19,901) at December 31, 2019, and $4,056 (RMB 27,901) at December 31, 2018. ATR repaid $1,148 (RMB 8,000) in principal and $287 (RMB 2,000) in accrued interest in 2019 and $449 (RMB 3,090) in principal and $145 (RMB 1,000) in accrued interest in 2018. Additionally, in 2018, the shareholders of ATR converted a portion of their loans outstanding with ATR to equity. The conversion was in proportion to their respective ownership interest, with the Corporation converting $1,308 (RMB 9,000) and TISCO converting $872

(RMB 6,000) of their loans to equity. The interest rate for 2019 and 2018 approximated 5%. Accrued interest as of December 31, 2019 and 2018, approximated $2,152 (RMB 14,999) and $2,297 (RMB 15,800) which is recorded in other current liabilities.

Finance Leases

The Corporation leases equipment under various noncancelable lease agreements ending 2020 to 2025. Effective interest rates range between 1.30% and 3.20%, and the weighted average remaining lease term approximated 3 years at December 31, 2019. Cash paid for amounts included in the measurement of finance lease liabilities totaled $203 for the year ended December 31, 2019. Of the total cash outflows, $22 and $181 were classified as operating and financing cash flows, respectively, in the consolidated statement of cash flows.

NOTE 10 – OPERATING LEASE LIABILITIES:

The current and noncurrent portion of the Corporation’s operating lease arrangements as of December 31, 2019 were as follows:

Operating lease liabilities - current portion	$612
Noncurrent operating lease liabilities	3,651
Total operating lease liabilities	$4,263

Future operating lease payments as of December 31, 2019 were as follows:

2020	$623
2021	557
2022	470
2023	401
2024	356
2025 and thereafter	4,170
Total undiscounted payments	6,577
Less: amount representing interest	(2,314)
Present value of net minimum lease payments	$4,263

At December 31, 2019, the weighted average remaining lease term approximated 8 years and the weighted average discount rate approximated 3.98%.

The components of lease cost for the year ended December 31, 2019, were as follows:

Short-term operating lease costs	$93
Long-term operating lease costs	682
Total operating lease costs	$775

Cash paid for amounts included in the measurement of operating lease liabilities totaled $775 for the year ended December 31, 2019, and was classified as operating cash flows in the consolidated statement of cash flows.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

U.S. Pension Benefits

The Corporation has two qualified domestic defined benefit pension plans that cover substantially all of its U.S. employees. Measures have been taken over the past few years to freeze benefit accruals and participation in the plans and replace benefit accruals with employer contributions to defined contribution plans. As of December 31, 2019, benefit accruals and participation in the plans have been curtailed for all locations except one. The defined benefit pension plans are covered by the Employee Retirement Income Security Act of 1974 (“ERISA”); accordingly, the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Minimum contributions for 2019 and 2018 approximated $1,257 and $1,211, respectively. Minimum contributions for 2020 are expected to approximate $4,412. The increase is principally due to amortization of pension funding credit balances created in earlier years from voluntary contributions previously made and expiration of legislation which reduced funding requirements for single employer plans. The fair value of the plan assets as of December 31, 2019, and 2018, approximated $195,667 and $182,541, respectively, in comparison to accumulated benefit obligations of $252,808 and $226,618 for the same periods. Employer contributions to the defined contribution plans totaled $3,140 and $3,169 for 2019 and 2018, respectively, and are expected to approximate $3,100 in 2020.

The Corporation also maintains nonqualified defined benefit pension plans for selected executives in addition to the benefits provided under one of the Corporation’s qualified defined benefit pension plans. The objectives of the nonqualified plans are to provide supplemental retirement benefits or restore benefits lost due to limitations set by the Internal Revenue Service. The assets of the nonqualified plans are held in a grantor tax trust known as a “Rabbi” trust and are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plans. The fair market value of the trust at December 31, 2019, and 2018, which is included in other noncurrent assets, was $4,183 and $3,659, respectively. The plan is treated as a non-funded pension plan for financial reporting purposes. Accordingly, benefit payments would represent employer contributions. Accumulated benefit obligations approximated $8,481 and $6,852 at December 31, 2019, and 2018, respectively.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund, in lieu of the Corporation’s defined benefit pension plans. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2018 plan year) provided by I.A.M. National Pension Fund indicates:

•	Approximately 1,700 employer locations contribute to the plan;
•	Approximately 100,000 active employees participate in the plan; and
•	Assets of approximately $12.1 billion and a funded status of approximately 89%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan were less than $250 for 2019 and 2018 and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $250 in 2020.

Foreign Pension Benefits

Employees of UES-UK participated in a defined benefit pension plan that was curtailed effective December 31, 2004, and replaced with a defined contribution pension plan. The UES-UK plans are non-U.S. plans and therefore are not covered by ERISA. Instead, when necessary, the Trustees and UES-UK agree to a recovery plan that estimates the amount of employer contributions, based on U.K. regulations, necessary to eliminate the funding deficit of the plan with such estimates subject to change based on the future investment performance of the plan’s assets. The plan became fully funded as of December 31, 2018; accordingly, no contributions were required in 2019, and none are expected for 2020. The U.S. dollar equivalent of employer contributions to the defined benefit pension plan approximated $982 in 2018. The fair value of the plan’s assets as of December 31, 2019, and 2018, approximated $57,900 (£43,913) and $49,651 (£38,991), respectively, in comparison to accumulated benefit obligations of $54,838 (£41,591) and $47,459 (£37,269) for the same periods. Contributions to the defined contribution pension plan approximated $355 and $363 in 2019 and 2018, respectively, and are expected to approximate $360 in 2020.

The Corporation has two additional foreign defined benefit pension plans, which are unfunded. Projected and accumulated benefit obligations approximated $7,501 and $6,878 at December 31, 2019, and 2018, respectively.

Other Postretirement Benefits

The Corporation provides a monthly reimbursement of postretirement health care benefits for up to a 6-year period principally to the bargaining groups of two subsidiaries. The plans cover participants and their spouses who retire under an existing pension plan on other than a deferred vested basis and at the time of retirement have also rendered 10 or more years of continuous service irrespective of age. Retiree life insurance is provided to substantially all retirees. The Corporation’s postretirement health care and life insurance plans are not funded or subject to any minimum regulatory funding requirements. Instead, benefit payments are made from the general assets of the Corporation at the time they are due.

Significant Activity

In 2019, the Corporation:

•

Amended the defined benefit pension plan for the hourly employees of the Avonmore Plant to provide for an early retirement option and incentive. Participants selecting the early retirement incentive received an enhanced benefit multiplier, which increased employee benefit obligations by $472 and expense of $236.

•

Recognized special termination benefits expense of $3,694 and a curtailment loss of $1,641 for shutdown benefits provided by the defined benefit pension plan document covering the hourly employees of ANR and as a result of negotiations. The special termination benefits expense and curtailment loss increased employee benefit obligations by similar amounts.

•

Recognized a curtailment gain of $7,639, principally resulting from the accelerated amortization of prior service credits, and reduced employee benefit obligations by $478 for the other postretirement benefit plan in connection with the sale of the Avonmore Plant and the completion of manufacturing activities at ANR.

•

Amended retiree health benefits provided by one of its other postretirement benefit plans to a stipend and reimbursement plan reducing employee benefit obligations by $4,632 and resulting in a curtailment gain of $15.

In 2018, the Corporation:

•

Offered a temporary early retirement incentive program to full-time salaried participants at certain locations that either met the eligibility requirements for an unreduced pension or attained age 55 and had 3.5 years of service under the plan. Participants selecting the early retirement incentive receive an unreduced pension, a lump sum payment ranging between $10 and $25 dependent upon the participant’s combined age and years of service, and one year of health insurance benefits. The early retirement incentive program increased employee benefit obligations and associated expense by $1,476 and is recorded as a special termination benefit

•

Ratified one of its collective bargaining agreements whereby employee participation in a domestic defined benefit pension plan was frozen effective June 1, 2018. Benefit accruals were replaced with employer contributions to the defined contribution plan equaling a non-elective contribution of 3% of compensation and a matching contribution of up to 4% of compensation. The plan freeze resulted in remeasurement of the liability, reducing the liability by $1,726, and a curtailment loss of $21.

Actuarial losses (gains) were comprised of the following components:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Changes in assumptions	$27,380	$(16,642)	$6,277	$(5,298)	$1,116	$(914)
GMP equalization	0	0	0	982	0	0
Other	295	(420)	831	(1,446)	134	(229)
Total actuarial losses (gains)	$27,675	$(17,062)	$7,108	$(5,762)	$1,250	$(1,143)

Changes in actuarial assumptions principally include the effect of changes in discount rates and mortality tables which are used to estimate plan liabilities. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $8,700. Conversely, a 1/4 percentage point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $8,700. It is not possible to quantify the effects of future changes to mortality tables.

In 2018, the High Court of Justice in the United Kingdom issued a ruling requiring equalization of benefits for participants under U.K. defined benefit pension plans. The inequities arose from statutory differences related to Guaranteed Minimum Pension (GMP) benefits that are included in U.K. defined benefit pension plans. The impact of the GMP equalization for the UES-UK defined benefit pension plan approximated $982, which was recognized as a prior service cost and will be amortized over the average remaining lifetime of the participants, or approximately 25 years at December 31, 2019.

Reconciliations

The following table provides a reconciliation of projected benefit obligations (“PBO”), plan assets and the funded status of the plans for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits(b)		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Change in projected benefit obligations:
PBO at January 1	$233,790	$254,976	$54,337	$64,613	$15,810	$16,979
Service cost	633	1,225	444	477	286	457
Interest cost	9,018	8,473	1,399	1,391	390	494
Plan amendments	472	0	0	0	(4,632)	0
Special termination benefits	3,694	1,350	0	0	(478)	126
Plan curtailments	1,458	(1,726)	0	0	0	0
Foreign currency exchange rate changes	0	0	1,586	(3,434)	0	0
Actuarial losses (gains)	27,675	(17,062)	7,108	(5,762)	1,250	(1,143)
Participant contributions	0	0	0	0	99	104
Benefits paid from plan assets	(14,435)	(13,043)	(1,879)	(2,282)	0	0
Benefits paid by the Corporation	(403)	(403)	(656)	(666)	(1,327)	(1,207)
PBO at December 31	$261,902	$233,790	$62,339	$54,337	$11,398	$15,810

Change in plan assets:
Fair value of plan assets at January 1	$182,541	$199,138	$49,651	$56,419	$0	$0
Actual return on plan assets	26,304	(4,765)	8,164	(2,477)	0	0
Foreign currency exchange rate changes	0	0	1,964	(2,991)	0	0
Corporate contributions	1,660	1,614	656	1,648	1,228	1,103
Participant contributions	0	0	0	0	99	104
Gross benefits paid	(14,838)	(13,446)	(2,535)	(2,948)	(1,327)	(1,207)
Fair value of plan assets at December 31	$195,667	$182,541	$57,900	$49,651	$0	$0

Funded status of the plans:
Fair value of plan assets	$195,667	$182,541	$57,900	$49,651	$0	$0
Less benefit obligations	261,902	233,790	62,339	54,337	11,398	15,810
Funded status at December 31	$(66,235)	$(51,249)	$(4,439)	$(4,686)	$(11,398)	$(15,810)
(a)	Includes the nonqualified defined benefit pension plan.
(b)	Includes the overfunded U.K. defined benefit pension plan and two smaller underfunded defined benefit pension plans.

The following table provides a summary of amounts recognized in the consolidated balance sheets.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Employee benefit obligations:
Prepaid pensions(a)	$0	$0	$3,062	$2,192	$0	$0
Accrued payrolls and employee benefits(b)	(464)	(436)	0	0	(1,305)	(1,395)
Employee benefit obligations(c)	(65,771)	(50,813)	(7,501)	(6,878)	(10,093)	(14,415)
Total employee benefit obligations	$(66,235)	$(51,249)	$(4,439)	$(4,686)	$(11,398)	$(15,810)

Accumulated other comprehensive loss:(d)
Net actuarial loss (gain)	$57,883	$45,041	$19,673	$22,149	$(538)	$(2,123)
Prior service cost (credit)	79	91	(7,371)	(7,402)	(7,850)	(12,202)
Total accumulated other comprehensive loss	$57,962	$45,132	$12,302	$14,747	$(8,388)	$(14,325)
(a)	Represents the overfunded U.K. defined benefit pension plan which is recorded as a noncurrent asset in the consolidated balance sheet.
(b)	Recorded as a current liability in the consolidated balance sheet.
(c)	Recorded as a noncurrent liability in the consolidated balance sheet.
(d)	Amounts are pre-tax.

Estimated benefit payments for subsequent years are as follows:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2020	$16,041	$1,898	$1,319
2021	15,878	1,947	1,038
2022	15,945	1,995	997
2023	15,947	1,820	984
2024	15,863	2,588	962
2025-2029	76,016	12,456	3,183
Total benefit payments	$155,690	$22,704	$8,483

Investment Policies and Strategies

The investment policies and strategies are determined and monitored by the Board of Directors for the U.S. pension plans and by the Trustees (as appointed by UES-UK and the employees of UES-UK) for the UES-UK pension plan, each of whom employ their own investment managers to manage the plan’s assets in accordance with the policy guidelines. The U.S defined benefit pension plans follow a glide-path strategy whereby target asset allocations are rebalanced based on projected payment obligations and the funded status of the plans. Pension assets of the UES-UK plan historically have been invested with the objective of maximizing long-term returns while minimizing material losses to meet future benefit obligations as they become due. In 2019, the Trustees revised its investment strategy with the objective of the plan reaching self-sufficiency in a three-to-five-year period, without additional corporate contributions, and adopted a liability-matching portfolio whereby a higher percentage of plan assets are invested in fixed-income securities.

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

Investments in equity securities are primarily in common stocks of publicly traded U.S. and international companies across a broad spectrum of industry sectors. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds. Investments in equity and fixed-income securities are either direct or through designated mutual funds. The Corporation believes there are no significant concentrations of risk associated with the plans’ assets. With respect to the U.S. pension plans, the following investments are prohibited unless otherwise approved by the Board of Directors: stock of the Corporation, futures and options except for hedging purposes, unregistered or restricted stock, warrants, margin trading, short-selling, real estate excluding public or real estate partnerships, and commodities including art, jewelry and gold. The UES-UK pension plan invests in specific funds. Any investments other than those specifically identified would be considered prohibited.

The following table summarizes target asset allocations (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes. In the latter part of 2018, the Corporation changed investment managers for one of its domestic defined benefit pension plans; accordingly, at December 31, 2018, there was temporarily a higher amount in cash and cash equivalents. The Corporation intends to continue to liquidate its alternative investments to provide additional flexibility with investment allocation.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2019	2019	2018	Dec. 31, 2019	2019	2018
Equity Securities	54%	45%	25%	14%	14%	50%
Fixed-Income Securities	43%	42%	45%	75%	75%	35%
Alternative Investments	0%	10%	10%	11%	11%	15%
Other (primarily cash and cash equivalents)	3%	3%	20%	0%	0%	0%

Fair Value Measurement of Plan Assets

Equity securities, exchange-traded funds and mutual funds are actively traded on exchanges and price quotes for these investments are readily available. Similarly, fixed-income securities and mutual funds consist of debt securities of U.S. and U.K. corporations and governments where price quotes for these investments are readily available. Commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in these funds are traded on active markets and the prices for the underlying assets are readily observable. For securities not actively traded, the fair value may be based on third-party appraisals, discounted cash flow analysis, benchmark yields and inputs that are currently observable in markets for similar securities.

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

Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments –Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies approved by the Trustees of the UES-UK defined benefit pension plan.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. Pension Benefit Plans’ assets as of December 31, 2019, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Consumer discretionary	$4,054	$0	$0	$4,054
Consumer staples	3,368	0	0	3,368
Energy	1,405	0	0	1,405
Financial	3,612	0	0	3,612
Healthcare	6,952	0	0	6,952
Industrials	6,941	0	0	6,941
Information technology	7,443	0	0	7,443
Materials	844	0	0	844
Mutual funds	51,259	0	0	51,259
Real estate	272	0	0	272
Telecommunications	2,994	0	0	2,994
Utilities	516	0	0	516
Total Equity Securities	89,660	0	0	89,660
Fixed-Income Securities:
Corporate bonds	0	45,289	0	45,289
Treasury bonds	15,751	0	0	15,751
Agency bonds	0	10,752	0	10,752
Mutual funds	7,802	0	0	7,802
Total Fixed-Income Securities	23,553	56,041	0	79,594
Alternative Investments:
Managed funds(a)	0	0	19,341	19,341
Total Alternative Investments	0	0	19,341	19,341
Other:
Cash and cash equivalents(b)	7,038	0	0	7,038
Other(c)	100	0	(66)	34
Total Other	7,138	0	(66)	7,072
Total assets	$120,351	$56,041	$19,275	$195,667
(a)	Includes approximately 81.0% in alternative investments (real assets, commodities and resources, absolute return funds) and 19.0% in cash and cash equivalents.
(b)	Includes investments in temporary funds.
(c)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the U.S. Pension Benefit Plans’ assets as of December 31, 2018, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Consumer discretionary	$891	$0	$0	$891
Consumer staples	602	0	0	602
Energy	415	0	0	415
Financial	1,075	0	0	1,075
Healthcare	1,718	0	0	1,718
Industrials	780	0	0	780
Information technology	1,632	0	0	1,632
Materials	177	0	0	177
Mutual funds	36,883	0	0	36,883
Telecommunications	560	0	0	560
Utilities	264	0	0	264
Total Equity Securities	44,997	0	0	44,997
Fixed-Income Securities:
Corporate bonds	0	44,786	0	44,786
Treasury bonds	25,605	0	0	25,605
Agency bonds	0	10,334	0	10,334
Total Fixed-Income Securities	25,605	55,120	0	80,725
Alternative Investments:
Managed funds(a)	0	0	23,673	23,673
Total Alternative Investments	0	0	23,673	23,673
Other:
Cash and cash equivalents(b)	33,146	0	0	33,146
Total Other	33,146	0	0	33,146
Total assets	$103,748	$55,120	$23,673	$182,541
(a)	Includes approximately 74.0% in alternative investments (real assets, commodities and resources, absolute return funds) and 26.0% in cash and cash equivalents.
(b)	Includes investments in temporary funds.

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2019, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled funds (U.K.)	$0	$4,874	$0	$4,874
Commingled funds (International)	0	3,291	0	3,291
Total Equity Securities	0	8,165	0	8,165
Fixed-Income Securities:
Commingled funds (U.K.)	0	43,168	0	43,168
Alternative Investments:
Absolute return funds	0	0	6,495	6,495
Cash and cash equivalents	72	0	0	72
Total assets	$72	$51,333	$6,495	$57,900

Asset categories based on the nature and risks of the Foreign Pension Benefit Plan’s assets as of December 31, 2018, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled funds (U.K.)	$0	$3,949	$0	$3,949
Commingled funds (International)	0	20,645	0	20,645
Total Equity Securities	0	24,594	0	24,594
Fixed-Income Securities:
Commingled funds (U.K.)	0	17,332	0	17,332
Alternative Investments:
Absolute return funds	0	0	7,569	7,569
Cash and cash equivalents	156	0	0	156
Total assets	$156	$41,926	$7,569	$49,651

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for the U.S. and foreign pension benefits plans for the year ended December 31, 2019, and 2018.

	U.S. Pension Benefits		Foreign Pension Benefits
	2019	2018	2019	2018
Fair value as of January 1	$23,673	$49,838	$7,569	$9,637
Withdrawals	(4,921)	(26,131)	(1,791)	(1,037)
Realized gains (losses)	1,445	9,061	(701)	(436)
Change in net unrealized (losses) gains	(856)	(9,095)	1,189	(98)
Other, primarily impact from changes in foreign currency exchange rates	0	0	229	(497)
Fair value as of December 31	$19,341	$23,673	$6,495	$7,569

Net Periodic Pension and Other Postretirement Benefit Costs

The actual return on the fair value of plan assets is included in determining the funded status of the plans. In determining net periodic pension benefit costs, the expected long-term rate of return on the market-related value of plan assets is used. Differences between the actual return on plan assets and the expected long-term rate of return on plan assets are classified as part of unrecognized actuarial gains or losses and are recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet. When these gains or losses exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are amortized to net periodic pension and other postretirement benefit costs over the average remaining service period or life expectancy of the employees expected to receive benefits under the plans. When the gains or losses are less than 10% of the greater of the projected benefit obligation or the market-related value of plan assets, they are included in net periodic pension and other postretirement benefit costs indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation.

Net periodic pension and other postretirement benefit costs include the following components for each of the years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Service cost	$633	$1,225	$444	$477	$286	$457
Interest cost	9,018	8,473	1,399	1,391	390	494
Expected return on plan assets	(12,623)	(13,282)	(2,321)	(2,580)	0	0
Amortization of:
Prior service cost (credit)	64	44	(284)	(336)	(1,804)	(1,607)
Actuarial loss (gain)	1,153	1,471	669	727	(336)	(231)
Effect of plan amendment	236	0	0	0	0	0
Special termination benefits	3,694	1,350	0	0	0	126
Curtailment loss (gain)	1,641	21	0	0	(7,654)	0
Total net periodic pension and other postretirement benefit costs	$3,816	$(698)	$(93)	$(321)	$(9,118)	$(761)

Assumptions

Assumptions are reviewed on an annual basis. The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to target and actual asset allocations, inflation and real risk-free return. The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. Assumptions about wage increases are not relevant since substantially all the benefits available under the defined benefit pension plans are either frozen or based on a multiplier, versus wages.

The discount rates used to determine the benefit obligations as of December 31, 2019, and 2018, are summarized below.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.25-3.31%	4.23-4.34%	2.05%	3.00%	2.98-3.35%	4.09-4.33%

In addition, the assumed health care cost trend rate at December 31, 2019, for other postretirement benefits is 5.55% for 2020 gradually decreasing to 4.75% in 2025. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018	2019	2018
Discount rate	3.19-4.34%	3.63-4.34%	3.00%	2.45%	2.97-4.33%	3.46-3.69%
Expected long-term rate of return	6.60-7.25%	6.95-7.50%	3.55%	4.65%	n/a	n/a

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2019, approximated $19,703, the majority of which serves as collateral for the IRB debt. In addition, outstanding surety bonds guaranteeing certain obligations of the two unfunded foreign defined benefit pension plans approximated $4,000 (SEK 33,900) as of December 31, 2019.

Approximately 35% of the Corporation’s employees, are covered by collective bargaining agreements that have expiration dates ranging from September 2020 to October 2023. Collective bargaining agreements expiring in 2020 (representing approximately 48% of the covered employees) will be negotiated with the intent to secure mutually beneficial, long-term arrangements.

See Note 14 regarding derivative instruments, Note 19 regarding litigation and Note 21 for environmental matters.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net change and ending balances for the various components of other comprehensive income (loss) and for accumulated other comprehensive loss as of and for the years ended December 31, 2018, and 2019, are summarized below.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
January 1, 2018	$(11,932)	$(34,196)	$739	$(45,389)	$3	$(45,392)
Net Change	(6,710)	3,294	(803)	(4,219)	(177)	(4,042)
December 31, 2018	(18,642)	(30,902)	(64)	(49,608)	(174)	(49,434)
Net Change	290	(19,957)	355	(19,312)	(84)	(19,228)
December 31, 2019	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for each of the years ended December 31. Amounts in parentheses represent credits to net loss.

	2019	2018
Amortization of unrecognized employee benefit costs:
Other expense	$(302)	$89
Income tax provision	0	0
Net of income tax	$(302)	$89
Realized losses (gains) from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(27)	$(23)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	285	(67)
Total before income tax	258	(90)
Income tax provision	0	0
Net of income tax	$258	$(90)

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

NOTE 14 – DERIVATIVE INSTRUMENTS:

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2019, approximately $18,060 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through April 2021.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2019, approximately 49% or $2,287 of anticipated copper purchases over the next ten months and 56% or $480 of anticipated aluminum purchases over the next six months are hedged.

As of December 31, 2019, the Corporation has purchase commitments covering approximately 75% or $1,368 of anticipated natural gas usage for 2020 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $682 and $1,285 for 2019 and 2018, respectively.

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

The following summarizes location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of December 31:

	Location	2019	2018
Fair value hedge contracts	Other current assets	$677	$44
	Other noncurrent assets	153	0
	Other current liabilities	0	950
	Other noncurrent liabilities	0	70
Fair value hedged item	Receivables	(260)	232
	Other current assets	0	967
	Other noncurrent assets	0	105
	Other current liabilities	323	12
	Other noncurrent liabilities	95	0

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. Amounts recognized as and reclassified from accumulated other comprehensive loss are recorded as a component of other comprehensive income (loss) and are summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as or reclassified from comprehensive income (loss) for 2019 and 2018 have no tax effect due to the Corporation recording a valuation allowance against its deferred income tax assets in the related jurisdictions.

For the Year Ended December 31, 2019	Beginning of the Year	Recognized	Reclassified	End of the Year
Foreign currency purchase contracts	$216	$0	$27	$189
Future contracts – copper and aluminum	(280)	97	(285)	102
Change in fair value	$(64)	$97	$(258)	$291

For the Year Ended December 31, 2018
Foreign currency purchase contracts	$239	$0	$23	$216
Future contracts – copper and aluminum	500	(713)	67	(280)
Change in fair value	$739	$(713)	$90	$(64)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Year Ended December 31,
	of Operations	12 Months	2019	2018
Foreign currency purchase contracts	Depreciation and amortization	$27	$27	$23
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	102	(285)	67

Losses on foreign exchange transactions included in other expense approximated $(1,081) and $(1,480) for 2019 and 2018, respectively.

NOTE 15 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the consolidated balance sheets at December 31:

2019	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$4,183	$0	$0	$4,183
Foreign currency exchange contracts
Other current assets	0	677	0	677
Other noncurrent assets	0	153	0	153
Other current liabilities	0	323	0	323
Other noncurrent liabilities	0	95	0	95

2018
Investments
Other noncurrent assets	$3,659	$0	$0	$3,659
Foreign currency exchange contracts
Other current assets	0	1,011	0	1,011
Other noncurrent assets	0	105	0	105
Other current liabilities	0	962	0	962
Other noncurrent liabilities	0	70	0	70

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

NOTE 16 – REVENUE:

Net sales by geographic area and product line for the years ended December 31, 2019, and 2018, are outlined below. Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual countries were less than 10% of consolidated net sales for each of the years.

	Net Sales by Geographic Area
	2019	2018
United States	$192,845	$209,536
Foreign	205,059	209,896
Consolidated total	$397,904	$419,432

	Net Sales by Product Line
	2019	2018
Forged and cast mill rolls	$286,036	$270,241
Forged engineered products	19,594	59,289
Heat exchange coils	27,973	26,761
Centrifugal pumps	36,001	35,868
Air handling systems	28,300	27,273
Consolidated total	$397,904	$419,432

NOTE 17 – STOCK-BASED COMPENSATION:

In May 2016, the shareholders of the Corporation approved the adoption of the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (the “Incentive Plan”), which authorizes the issuance of up to 1,100,000 shares of the Corporation’s common stock for awards under the Incentive Plan. The Incentive Plan replaces the 2011 Omnibus Incentive Plan (the “Predecessor Plan”). No new awards will be granted under the Predecessor Plan. Any awards outstanding under the Predecessor Plan will remain subject to, and be paid under, the Predecessor Plan, and any shares subject to outstanding awards under the Predecessor Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares (equal to 224,751 shares at December 31, 2019) will automatically become available for issuance under the Incentive Plan.

Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of shares, or if shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

The Incentive Plan may be administered by the Board of Directors or the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted and the nature, amount and terms of such awards. The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. The number of shares of common stock issued to non-employee directors was 70,000 and 72,170 in 2019 and 2018, respectively.

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

The grant date fair value for the RSUs equals the closing price of the Corporation’s common stock on the NYSE on the date of grant. The grant date fair value for PSUs subject to a market condition is determined using a Monte Carlo simulation model and the grant date fair value for PSUs that vest subject to a performance condition is equal to the closing price of the Corporation’s stock on the NYSE on the date of grant. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market or performance condition and is adjusted for subsequent changes in the estimated or actual outcome of the condition. Unrecognized compensation expense associated with the RSUs and PSUs equaled $1,433 at December 31, 2019, and is expected to be recognized over a weighted average period of approximately 2 years.

A summary of outstanding incentive options (RSUs and PSUs) as of December 31, 2019, and 2018, and activity for the years then ended, is as follows:

	Number of RSUs	Weighted Average Fair Value	Number of PSUs	Weighted Average Fair Value
Outstanding at January 1, 2018	158,706	$16.00	102,514	$17.47
Granted	117,501	9.70	94,703	10.06
Converted to common stock	(83,786)	16.38	0	N/A
Forfeited/cancelled	(19,716)	13.65	(70,630)	18.79
Outstanding at December 31, 2018	172,705	11.77	126,587	11.19
Granted	164,382	3.23	164,442	3.60
Converted to common stock	(89,339)	12.03	0	N/A
Forfeited/cancelled	(27,897)	10.48	(76,838)	10.15
Outstanding at December 31, 2019	219,851	$5.45	214,191	$5.74

A summary of outstanding stock options as of December 31, 2019, and 2018, and activity for the years then ended, is as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2018	815,335	$23.61	3.3	$0
Granted	0	N/A
Exercised	0	N/A
Forfeited/cancelled	(209,750)	32.47
Outstanding at December 31, 2018	605,585	20.54	2.8	0
Granted	0	N/A
Exercised	0	N/A
Forfeited/cancelled	(196,835)	18.25
Outstanding at December 31, 2019	408,750	$21.64	2.1	$0
Exercisable at December 31, 2019	408,750	$21.64	2.1	$0
Vested or expected to vest at December 31, 2019	408,750	$21.64	2.1	$0

Stock-based compensation expense for all awards, including expense for shares to be issued to non-employee directors, approximated $1,422 and $2,115 for 2019 and 2018, respectively. There was no income tax benefit recognized in the consolidated statements of operations due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense was recognized (see Note 20).

NOTE 18 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $2,523 for 2019 and $2,664 for 2018.

NOTE 19 – LITIGATION:

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses and are also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (the “Asbestos Liability”). Air & Liquid, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the claims for the Asbestos Liability against Air & Liquid and the Corporation for the two years ended December 31, 2019, and 2018:

	2019	2018
Total claims pending at the beginning of the period	6,772	6,907
New claims served	1,370	1,338
Claims dismissed	(1,663)	(1,123)
Claims settled	(377)	(350)
Total claims pending at the end of the period(1)	6,102	6,772
Gross settlement and defense costs (in 000’s)	$20,289	$24,324
Average gross settlement and defense costs per claim resolved (in 000’s)	$9.95	$16.51
(1)

Included as “open claims” are approximately 749 and 668 claims in 2019 and 2018, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

A substantial majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for the Asbestos Liability (the “Settling Insurers”). Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for the Asbestos Liability. The Settlement Agreements encompass the substantial majority of insurance policies that provide coverage for claims for the Asbestos Liability.

The Settlement Agreements include acknowledgements that Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering the Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”), which was acquired by Howden. The Settlement Agreements do not provide for any prioritization on access to the applicable policies or any sublimits of liability as to Howden or the Corporation and Air & Liquid, and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of the Products. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for the Asbestos Liability.

Asbestos Valuations

In 2006, the Corporation retained Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the valuation of asbestos liabilities, to assist the Corporation in estimating the potential liability for pending and unasserted future claims for the Asbestos Liability. Based on this analysis, the Corporation recorded a reserve for the Asbestos Liability claims pending or projected to be asserted through 2013 as of December 31, 2006. HR&A’s analysis has been periodically updated since that time. In 2018, the Corporation engaged Nathan Associates Inc. (“Nathan”) to update the liability valuation, and additional reserves were established by the Corporation as of December 31, 2018, for the Asbestos Liability claims pending or projected to be asserted through 2052. The methodology used by Nathan in its projection in 2018 of the operating subsidiaries’ liability for pending and unasserted potential future claims for the Asbestos Liability, which is substantially the same as the methodology employed by HR&A in prior estimates, relied upon and included the following factors:

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

Using this information, Nathan estimated in 2018 the number of future claims for the Asbestos Liability that would be filed through the year 2052, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2052. This methodology has been accepted by numerous courts.

In conjunction with developing the aggregate liability estimate referenced above, the Corporation also developed an estimate of probable insurance recoveries for the Asbestos Liability. In developing the estimate, the Corporation considered Nathan’s projection for settlement or indemnity costs for the Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for the Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for the Asbestos Liability. Based upon all of the factors considered by the Corporation, and taking into account the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for the Asbestos Liability and defense costs through 2052.

With the assistance of Nathan, the Corporation extended its estimate of the Asbestos Liability, including the costs of settlement and defense costs relating to currently pending claims and future claims projected to be filed against the Corporation through the estimated final date by which the Corporation expects to have settled all asbestos-related claims in 2052. The Corporation’s previous estimate was for asbestos claims filed or projected to be filed against the Corporation through 2026. The Corporation’s ability to reasonably estimate this liability through the expected final date of settlement for all asbestos-related claims of this litigation instead of a ten-year period was based on several factors:

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

Based on the analysis described above, the Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for the Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. Defense costs are estimated at 80% of settlement costs. The reserve at December 31, 2019, was $207,633. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($136,932 at December 31, 2019).

The following table summarizes activity relating to insurance recoveries for each of the years ended December 31, 2019, and 2018.

	2019	2018
Insurance receivable – asbestos, beginning of the year	$152,508	$100,342
Settlement and defense costs paid by insurance carriers	(15,576)	(17,420)
Change in estimated coverage	0	69,586
Insurance receivable – asbestos, end of the year	$136,932	$152,508

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers and a substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for the Asbestos Liability.

The amounts recorded by the Corporation for the Asbestos Liability and insurance receivable rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or Nathan’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, compliance by relevant parties with the terms of the Settlement Agreements, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to evaluate the Asbestos Liability and related insurance receivable as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation adjusting its current reserve; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability and/or insurance receivable could be material to operating results for the periods in which the adjustments to the liability or receivable are recorded, and to the Corporation’s liquidity and consolidated financial position.

NOTE 20 – INCOME TAXES:

(Loss) income from continuing operations before income taxes and gain on sale of joint venture is summarized below. (Loss) income from continuing operations for certain foreign entities is classified differently for book reporting and income tax reporting purposes.

	2019	2018
Domestic	$(14,335)	$(48,169)
Foreign	5,968	4,362
Loss from continuing operations before income taxes and gain on sale of joint venture	$(8,367)	$(43,807)

At December 31, 2019, the Corporation has U.S. federal net operating loss carryforwards of $42,517, of which $35,783 can be carried forward indefinitely but will be limited to 80 percent of taxable income in any given year. The balance of $6,734 will begin to expire in 2035. Additionally, at December 31, 2019, the Corporation had state net operating loss carryforwards of $54,560, which begin to expire in 2020, and foreign net operating loss carryforwards from continuing operations of $50,792 and capital loss carryforwards of $768 which do not expire.

The income tax provision for continuing operations consisted of the following:

	2019	2018
Current:
Federal	$(118)	$1,166
State	56	73
Foreign	1,611	839
Current income tax provision	1,549	2,078
Deferred:
Federal	2,244	(10,881)
State	(217)	(2,189)
Foreign	(422)	3,350
(Decrease) increase in valuation allowance	(1,046)	7,910
Deferred income tax provision (benefit)	559	(1,810)
Total income tax provision	$2,108	$268

The Tax Cuts and Jobs Act (the “Tax Reform”) became effective as of January 1, 2018. As was permitted, the Corporation recorded provisional amounts for certain effects of the Tax Reform in its 2017 income tax provision and, subsequently, adjusted the provisional amounts in its 2018 income tax provision. As a result, the income tax provision for 2018 includes a benefit for the carryback of additional 2017 tax losses of $986 and a refund of AMT credits of $433 partially offset by recognition of a one-time tax on the deemed repatriation of previously untaxed foreign earnings of approximately $2,369. The Tax Reform also enacted the Global Intangible Low-taxed Income (“GILTI”) whereby corporations are required to effectively pay a minimum tax on the earnings of their controlled foreign corporations, regardless of repatriation. No amount is expected to be paid currently by the Corporation, however, due to U.S. federal net operating loss from current year activity in excess of the current year GILTI inclusion. There was no GILTI inclusion for 2018 due to the foreign subsidiaries having a net loss.

During 2018, the Corporation also released the valuation allowance previously established against the net deferred income tax assets of one of its foreign subsidiaries of $1,242 on the basis that it was “more likely than not” the net deferred income tax assets would be realized.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2019	2018
Computed at statutory rate	$(1,757)	$(8,943)
Tax differential on non-U.S. earnings	44	56
State income taxes	(172)	(2,131)
Meals and entertainment	83	76
Alternative minimum tax credits	(13)	(433)
GILTI inclusion	4,859	0
(Decrease) increase in valuation allowance	(1,046)	7,910
Repatriation transition tax impact	0	1,383
Adjustments to net operating losses	4	1,879
Other – net	106	471
Total income tax provision	$2,108	$268

Deferred income tax assets and liabilities as of December 31, 2019, and 2018, are summarized below. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. If the Corporation were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

	2019	2018
Assets:
Employment – related liabilities	$8,643	$10,667
Pension liability – foreign	958	996
Pension liability – domestic	11,605	8,527
Capital loss carryforwards	316	305
Asbestos-related liability	17,963	18,894
Net operating loss – domestic	8,929	3,936
Net operating loss – state	4,014	3,057
Net operating loss – foreign	10,256	9,514
Inventory related	2,100	3,905
Impairment charge associated with investment in MG	1,043	1,050
Operating lease right-of-use assets	1,388	0
Other	3,476	3,352
Gross deferred income tax assets	70,691	64,203
Valuation allowance	(43,671)	(33,881)
	27,020	30,322
Liabilities:
Depreciation	(21,741)	(25,420)
Intangible assets – finite life	(830)	(1,181)
Intangible assets – indefinite life	(492)	(550)
Operating lease liabilities	(1,388)	0
Other	(115)	(147)
Gross deferred income tax liabilities	(24,566)	(27,298)
Net deferred income tax assets	$2,454	$3,024

Unrecognized tax benefits and changes in unrecognized tax benefits for the years ended December 31, 2019, and 2018, are insignificant. If the unrecognized tax benefits were recognized, the effect on the Corporation’s effective income tax rate would also be insignificant. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2019, and 2018, and in the consolidated statements of operations for 2019 and 2018 is insignificant.

The Corporation is subject to taxation in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2016 – 2019. During 2019, the audit of the Corporation’s federal income tax returns for the 2014 – 2017 tax years was concluded without change. Additionally, the audit of UES’ Pennsylvania state income tax returns for the 2015 and 2016 tax years was concluded without change.

NOTE 21 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of approximately $150 at December 31, 2019, is considered adequate based on information known to date.

NOTE 22 – RELATED PARTIES:

ATR has a loan outstanding with its minority shareholder. The loan originally matured in 2008 but has been renewed continually for one-year periods. Interest does not compound and has accrued on the outstanding balance, since inception, at the three-to-five-year loan interest rate set by the People’s Bank of China in effect at the time of renewal. The loan balance approximated $2,856 (RMB 19,901) at December 31, 2019, and $4,056 (RMB 27,901) at December 31, 2018. During 2019, ATR repaid $1,148 (RMB 8,000) in principal and $287 (RMB 2,000) in accrued interest. The interest rate for 2019 approximated 5%, and accrued interest approximated $2,152 (RMB 14,999) and $2,297 (RMB 15,800) as of December 31, 2019, and 2018, which is recorded in other current liabilities. During 2018, the shareholders converted a portion of their loans outstanding with ATR to equity. The conversion was in proportion to their respective ownership interest, with the Corporation converting $1,308 (RMB 9,000) and TISCO converting $872 (RMB 6,000) of their loans to equity. Purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $14,166 (RMB 97,763) and $11,248 (RMB 77,356) in 2019 and 2018, respectively. Excluding the loan and interest outstanding, the amount payable to ATR’s minority shareholder and its affiliates approximated $408 (RMB 2,841) and $208 (RMB 1,429) at December 31, 2019, and 2018, respectively. Sales to ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $11,200 (RMB 77,303) and $11,697 (RMB 77,464) for 2019 and 2018, respectively. No amounts were due from ATR’s minority shareholder or its affiliates as of December 31, 2019, or 2018.

NOTE 23 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments – Forged and Cast Engineered Products and Air and Liquid Processing. Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables. Corporate assets included under Identifiable Assets represent primarily cash and cash equivalents and other items not allocated to reportable segments. Long-lived assets exclude deferred income tax assets. Corporate costs are comprised of operating costs of the corporate office and other costs not allocated to the segments. The accounting policies are the same as those described in Note 1, Summary of Significant Accounting Policies.

	Net Sales(1)		(Loss) Income from Continuing Operations Before Income Taxes and Gain on Sale of Joint Venture
	2019	2018	2019	2018
Forged and Cast Engineered Products(2)	$305,630	$329,530	$(6,130)	$(6,605)
Air and Liquid Processing(3)	92,274	89,902	10,002	(22,129)
Total Reportable Segments	397,904	419,432	3,872	(28,734)
Corporate costs, including other income (expense)(4)	0	0	(12,239)	(15,073)
Consolidated total	$397,904	$419,432	$(8,367)	$(43,807)

	Capital Expenditures		Depreciation and Amortization Expense		Identifiable Assets(5)
	2019	2018	2019	2018	2019	2018
Forged and Cast Engineered Products	$10,586	$8,801	$17,818	$20,189	$325,584	$348,017
Air and Liquid Processing	378	911	963	996	172,992	187,449
Corporate	0	7	186	194	7,984	15,415
Consolidated total	$10,964	$9,719	$18,967	$21,379	$506,560	$550,881

	Long-Lived Assets(6)		(Loss) Income from Continuing Operations Before Income Taxes and Gain on Sale of Joint Venture
Geographic Areas:	2019	2018	2019	2018
United States	$235,778	$268,731	$(13,996)	$(48,234)
Foreign	74,373	71,334	5,629	4,427
Consolidated total	$310,151	$340,065	$(8,367)	$(43,807)

(1)

For the Forged and Cast Engineered Products segment, one customer accounted for 12% of its sales in 2019, and no customers exceeded 10% of its net sales for 2018. For the Air and Liquid Processing segment, one customer accounted for 12% of its net sales in 2019 and 13% of its net sales for 2018.

(2)

(Loss) income from continuing operations before income taxes and gain on sale of joint venture for the Forged and Cast Engineered Products segment for 2019 includes an impairment charge of $10,082 to record the Avonmore Plant to its estimated net realizable value less costs to sell in anticipation of its sale, which was completed in September 2019.

(3)

(Loss) income from continuing operations before income taxes and gain on sale of joint venture for the Air and Liquid Processing segment for 2018 includes a charge of $32,910 for the estimated costs of asbestos-related litigation through 2052, the estimated final date by which the Corporation expects to have settled all asbestos-related claims, net of estimated insurance recoveries.

(4)

Corporate costs, including other income (expense), for 2019 decreased from 2018 due to lower employee-related costs and professional fees and appreciation of plan assets held by the Rabbi Trust, offset by higher restructuring-related costs.

(5)

Identifiable assets for the Forged and Cast Engineered Products segment include investments in joint ventures of $2,175 at December 31, 2019, and 2018. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $136,932 and $152,508 at December 31, 2019, and 2018, respectively.

(6)

Foreign long-lived assets represent primarily assets of the foreign operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $120,932 and $135,508 for 2019 and 2018, respectively.

QUARTERLY INFORMATION – UNAUDITED

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ampco-Pittsburgh Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 16, 2020

We have served as the Corporation’s auditor since 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

– PART III –

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Corporation’s directors required by Item 401 of Regulation S-K and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in the Corporation’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Corporation’s fiscal year, and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers.”

The information required by Item 405 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement and is incorporated by reference.

The Corporation and its subsidiaries have adopted a Code of Business Conduct and Ethics that applies to all of their officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s Chief Executive Officer and Chief Financial Officer, which are available on the Corporation’s website at www.ampcopittsburgh.com.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance – Director Nominating Procedures” and “Board Committees; Director Compensation; Stock Ownership Guidelines – Audit Committee” of the Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is contained under the captions “Director Compensation,” “Compensation Overview,” and “Potential Payments upon Termination, Resignation or Change in Control” of the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Outstanding Equity Awards at Fiscal Year End” of the Proxy Statement and is incorporated by reference.

The information required by Item 403 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 404(a) of Regulation S-K is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated by reference.

The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance – Board Independence” of the Proxy Statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for Item 14 is contained under the caption “Ratification of the Appointment of BDO USA LLP as the Independent Registered Public Accounting Firm for 2020” of the Proxy Statement and is incorporated herein.

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

The following additional financial data should be read in conjunction with the consolidated financial statements in this Annual Report on Form 10-K. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto:

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		1
Report of Independent Registered Public Accounting Firm		68
Valuation and Qualifying Accounts	II	69
3.	Exhibits

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

2.5

Purchase Agreement, dated September 30, 2019, by and among Ampco UES Sub, Inc., ASW Steel Inc., Valbruna Canada Ltd. and Ampco-Pittsburgh Corporation, incorporated by reference to Current Report on Form 8-K filed on October 3, 2019.

3.1	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

3.2	Amended and Restated By-laws, incorporated by reference to Current Report on Form 8-K filed on December 23, 2015.

3.3	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

10.1

Shareholder Support Agreement, dated March 3, 2016, by and between Ampco-Pittsburgh Corporation and Altor Fund II GP Limited, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

10.2*

1988 Supplemental Executive Retirement Plan, as amended and restated December 17, 2008, and further amended on July 1, 2015, incorporated by reference to Annual Report on Form 10-K filed on March 13, 2009, and Quarterly Report on Form 10-Q filed on August 10, 2015.

10.3*	Ampco-Pittsburgh Corporation 2008 Omnibus Incentive Plan, incorporated by reference to the Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders filed on March 10, 2008.

10.4*	Ampco-Pittsburgh Corporation 2011 Omnibus Incentive Plan, incorporated by reference to the Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders filed on March 22, 2011.

10.5*	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, incorporated by supplement to the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders filed on March 25, 2016.

10.6*

Amended and Restated Change in Control Agreement between Ampco-Pittsburgh Corporation and Rose Hoover, dated November 4, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on November 6, 2015.

10.7*

Amended and Restated Change in Control Agreement between Ampco-Pittsburgh Corporation and Dee Ann Johnson, dated November 4, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on November 6, 2015.

10.8*

Amended and Restated Change in Control Agreement among Ampco-Pittsburgh Corporation, Air & Liquid Systems Corporation, and Terrence W. Kenny, dated November 4, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on November 6, 2015.

10.9*	Change in Control Agreement between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Current Report on Form 8-K filed on April 25, 2016.

10.10*

Amendment No. 1 to Amended and Restated Union Electric Steel Corporation Retirement Restoration Plan for Robert G. Carothers, effective as of July 1, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on August 10, 2015.

10.11*

Retirement and Consulting Agreement, effective as of May 1, 2016, by and between Union Electric Steel Corporation and Robert G. Carothers, incorporated by reference to Current Report on Form 8-K filed on May 3, 2016.

10.12

Revolving Credit and Security Agreement, effective as of May 20, 2016, among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on May 24, 2016.

10.13

First Amendment to Revolving Credit and Security Agreement, dated October 31, 2016, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on November 4, 2016.

10.14

Second Amendment to Revolving Credit and Security Agreement, dated March 2, 2017, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on March 7, 2017.

10.15

Consent, Release and Amendment, dated September 30, 2019, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain borrowers, guarantors and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on October 3, 2019.

10.16*	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

10.17*	Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

10.18*

Amendment No. 1 to Retirement and Consulting Agreement by and between Union Electric Steel Corporation and Robert G. Carothers, effective as of June 1, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on August 9, 2017.

10.19*

Change in Control Agreement between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated July 1, 2018, incorporated by reference to Amendment No. 1 to Quarterly Report on Form 10-Q filed on August 17, 2018.

10.20*	Offer Letter between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated June 16, 2018, incorporated by reference to Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on August 17, 2018.

10.21*	Ampco-Pittsburgh Corporation Executive Severance Plan, effective June 21, 2018, incorporated by reference to Current Report on Form 8-K filed on June 27, 2018.

10.22

Master Lease Agreement between Union Electric Steel Corporation and Store Capital Acquisitions, LLC, dated September 28, 2018, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2018.

10.23

Unconditional Guaranty of Payment and Performance between Ampco-Pittsburgh Corporation and Store Capital Acquisitions, LLC, dated September 28, 2018, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2018.

10.24

Third Amendment to the Revolving Credit and Security Agreement, dated September 28, 2018, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, guarantors and other agents party thereto, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2018.

10.25*

Amendment No. 2 to Retirement and Consulting Agreement by and between Union Electric Steel Corporation and Robert G. Carothers, effective as of January 1, 2019, incorporated by reference to Annual Report on Form 10-K filed on March 18, 2019.

10.26*

Change in Control Agreement, among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Samuel C. Lyon, dated as of March 6, 2019, incorporated by reference to Annual Report on Form 10-K filed on March 18, 2019.

10.27*	Amendment to Change in Control Agreement between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated as of December 20, 2019, filed herewith.

21	Significant Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Nathan Associates Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL)

*Designates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2020	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ J. Brett McBrayer
		Name:	J. Brett McBrayer
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Brett McBrayer	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2020
J. Brett McBrayer

/s/ Michael G. McAuley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2020
Michael G. McAuley

/s/ James J. Abel	Director	March 16, 2020
James J. Abel

/s/ Terry L. Dunlap	Director	March 16, 2020
Terry L. Dunlap

/s/ Elizabeth A. Fessenden	Director	March 16, 2020
Elizabeth A. Fessenden

/s/ Michael I. German	Director	March 16, 2020
Michael I. German

/s/ William K. Lieberman	Director	March 16, 2020
William K. Lieberman

/s/ Stephen E. Paul	Director	March 16, 2020
Stephen E. Paul

/s/ Carl H. Pforzheimer, III	Director	March 16, 2020
Carl H. Pforzheimer, III

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

	Schedule Number	Page Number
Index to Ampco-Pittsburgh Corporation Financial Data		1
Report of Independent Registered Public Accounting Firm		1
Valuation and Qualifying Accounts	II	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ampco-Pittsburgh Corporation

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, and for the years then ended, and have issued our reports thereon dated March 16, 2020; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Corporation listed in the Index at Item 15. This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 16, 2020

SCHEDULE II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2019, and 2018

(in thousands)

	Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Other(1)	Balance at End of Period
Year ended December 31, 2019
Allowance for doubtful accounts	$978	$2,078	$0		$(94)	$79	$3,041
Valuation allowance against gross deferred income tax assets	$33,881	$0	$9,954	(2)	$0	$(164)	$43,671

Year ended December 31, 2018
Allowance for doubtful accounts	$962	$275	$(1)		$(255)	$(3)	$978
Valuation allowance against gross deferred income tax assets	$26,933	$0	$7,910	(3)	$(181)	$(781)	$33,881
(1)	Represents primarily the impact from changes in foreign currency exchange rates.
(2)

Represents the net of the decrease in the valuation allowance for continuing operations of $1,046 offset by an increase in the valuation allowance for the write-off of intercompany receivables due from the discontinued operation of $11,000.

(3)	Represents valuation allowances established for deferred income tax assets since it is more likely than not that the assets will not be realized.