Form 10-Q
period 2020-03-31
AMPCO PITTSBURGH CORP
filed 2020-05-11
CIK 6176

Un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 6, 2020, 12,658,844 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$13,942	$6,960
Receivables, less allowance for doubtful accounts of $3,482 in 2020 and $3,041 in 2019	75,228	81,783
Inventories	82,387	82,289
Insurance receivable – asbestos	16,000	16,000
Other current assets	10,480	6,380
Total current assets	198,037	193,412
Property, plant and equipment, net	161,512	166,392
Operating lease right-of-use assets	4,673	4,263
Insurance receivable – asbestos	116,870	120,932
Deferred income tax assets	2,886	2,997
Intangible assets, net	6,986	7,625
Investments in joint ventures	2,175	2,175
Other noncurrent assets	8,268	8,764
Total assets	$501,407	$506,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,187	$33,271
Accrued payrolls and employee benefits	21,483	22,266
Debt – current portion	21,085	20,363
Operating lease liabilities – current portion	715	612
Asbestos liability – current portion	21,000	21,000
Other current liabilities	28,964	26,720
Total current liabilities	129,434	124,232
Employee benefit obligations	81,433	83,936
Asbestos liability	180,427	186,633
Long-term debt	47,139	50,494
Noncurrent operating lease liabilities	3,958	3,651
Deferred income tax liabilities	505	543
Other noncurrent liabilities	2,332	1,455
Total liabilities	445,228	450,944
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 12,659 shares in 2020 and 12,652 shares in 2019	12,659	12,652
Additional paid-in capital	156,602	156,251
Retained deficit	(47,199)	(51,341)
Accumulated other comprehensive loss	(72,937)	(68,662)
Total Ampco-Pittsburgh shareholders’ equity	49,125	48,900
Noncontrolling interest	7,054	6,716
Total shareholders’ equity	56,179	55,616
Total liabilities and shareholders’ equity	$501,407	$506,560

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$91,063	$107,494
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	70,160	90,221
Selling and administrative	11,830	13,885
Depreciation and amortization	4,699	5,259
Impairment charge	0	10,082
Loss on disposal of assets	23	6
Total operating expenses	86,712	119,453
Income (loss) from continuing operations	4,351	(11,959)
Other income (expense):
Investment-related income	4	40
Interest expense	(1,216)	(1,285)
Other – net	(1,320)	1,296
	(2,532)	51
Income (loss) from continuing operations before income taxes	1,819	(11,908)
Income tax benefit (provision)	2,783	(643)
Net income (loss) from continuing operations	4,602	(12,551)
Loss from discontinued operations, net of tax	0	(2,242)
Net income (loss)	4,602	(14,793)
Less: Net income attributable to noncontrolling interest	460	355
Net income (loss) attributable to Ampco-Pittsburgh	$4,142	$(15,148)

Net income (loss) from continuing operations per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.33	$(1.03)
Diluted	$0.33	$(1.03)

Loss from discontinued operations, net of tax, per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.00	$(0.18)
Diluted	$0.00	$(0.18)

Net income (loss) per share attributable to Ampco-Pittsburgh common shareholder:
Basic	$0.33	$(1.21)
Diluted	$0.33	$(1.21)

Weighted average number of common shares outstanding:
Basic	12,656	12,497
Diluted	12,672	12,497

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$4,602	$(14,793)
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(4,882)	449
Unrecognized employee benefit costs (including effects of foreign currency translation)	693	4,149
Fair value of cash flow hedges	(578)	268
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	385	161
Realized (gains) losses from settlement of cash flow hedges	(15)	119
Other comprehensive (loss) income	(4,397)	5,146
Comprehensive income (loss)	205	(9,647)
Less: Comprehensive income attributable to noncontrolling interest	338	488
Comprehensive loss attributable to Ampco-Pittsburgh	$(133)	$(10,135)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		340				340
Comprehensive income (loss):
Net (loss) income			(15,148)		355	(14,793)
Other comprehensive income				5,013	133	5,146
Comprehensive income (loss)					488	(9,647)
Issuance of common stock excluding excess tax benefits of $0	18	54				72
Balance March 31, 2019	$12,513	$155,283	$(45,503)	$(44,421)	$5,862	$83,734

Balance January 1, 2020	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616
Stock-based compensation		364				364
Comprehensive income:
Net income			4,142		460	4,602
Other comprehensive loss				(4,275)	(122)	(4,397)
Comprehensive income					338	205
Issuance of common stock excluding excess tax benefits of $0	7	(13)				(6)
Balance March 31, 2020	$12,659	$156,602	$(47,199)	$(72,937)	$7,054	$56,179

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net cash flows provided by (used in) operating activities - continuing operations	$12,605	$(7,089)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,912)	(1,379)
Purchases of long-term marketable securities	(2)	(12)
Proceeds from sale of long-term marketable securities	71	80
Net cash flows used in investing activities - continuing operations	(1,843)	(1,311)

Cash flows from financing activities:
Repayment of debt	(335)	(27,080)
Proceeds from Revolving Credit and Security Agreement	853	29,217
Payments on Revolving Credit and Security Agreement	(3,662)	(3,500)
Funding of discontinued operations	0	573
Net cash flows used in financing activities - continuing operations	(3,144)	(790)

Effect of exchange rate changes on cash and cash equivalents	(636)	(80)

Cash flows from discontinued operations:
Net cash flows provided by operating activities - discontinued operations	0	108
Net cash flows used in investing activities - discontinued operations	0	(264)
Net cash flows used in financing activities - discontinued operations	0	(573)
Net cash flows used in discontinued operations	0	(729)

Net increase (decrease) in cash and cash equivalents	6,982	(9,999)
Cash and cash equivalents at beginning of period	6,960	20,837
Cash and cash equivalents at end of period	13,942	10,838
Less: cash and cash equivalents of discontinued operations	0	(395)
Cash and cash equivalents of continuing operations at end of period	$13,942	$10,443

Supplemental information:
Income tax payments	$312	$212
Interest payments	$874	$370

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$878	$780
Finance lease right-of-use assets exchanged for lease liabilities	$382	$453
Operating lease right-of-use assets exchanged for lease liabilities	$610	$0

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

Overview of the Business

Ampco-Pittsburgh Corporation (the “Corporation”) manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision-maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

Forged and Cast Engineered Products

The Forged and Cast Engineered Products (“FCEP”) segment produces forged-hardened steel rolls, cast rolls and open-die forged products. Forged-hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world. The primary focus for this segment is continued diversification and development of its forged engineered products and ongoing operational and efficiency improvements at its facilities, particularly for its European cast roll operations.

Air and Liquid Processing

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. In the first quarter of 2020, the Corporation recognized a discrete tax benefit of $3,502 associated with the provisions of the CARES Act. While the Corporation intends to take advantage of additional provisions of the CARES Act and the other similar programs offered in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

Although the U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, the Corporation has had to temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It has recognized additional reserves for anticipated bad debts and slow-moving inventory of $1,000 and higher losses on foreign exchange. It also has experienced, and may continue to experience, customer-requested delays in orders or, eventually, potential cancellation of orders and significant reductions in demand. In addition, the Corporation has recognized unrealized losses on its investments held in the Rabbi trust. The impact of COVID-19 on the Corporation’s operating results for the first quarter, however, was relatively neutral with the adverse impact of the above items being substantially offset by tax benefits able to be recognized as a result of the CARES Act.

The full impact of the COVID-19 pandemic continues and, accordingly, it is uncertain as to the full magnitude that it will have on the Corporation for the longer term. The impact on future operating results of the Corporation may not be neutral. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. Management is and will continue to actively monitor the impact of the global situation on its operations, financial condition, liquidity, suppliers, industry, and workforce.

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the three months ended March 31, 2020, and 2019, have been prepared by Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results expected for the full year.

The Corporation sold its indirect subsidiary, ASW Steel Inc. (“ASW”) on September 30, 2019. See Note 2. The operating results and cash flows of ASW for the three months ended March 31, 2019, are presented as discontinued operations in the accompanying condensed consolidated financial statements. All footnotes exclude balances and activity of ASW unless otherwise noted.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 is intended to simplify the accounting for income taxes including removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income, the accounting for franchise or similar tax, and requiring an entity reflect the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date. The guidance becomes effective for the Corporation on January 1, 2021. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It is not expected to impact its liquidity.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020; however, since the Corporation meets the definition of a Smaller Reporting Company, as defined by the Securities Exchange Commission, the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not affect the Corporation’s liquidity.

2.	Discontinued Operations and Dispositions

On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). The Purchaser acquired all of the issued and outstanding shares of ASW for a cash purchase price of $8,000, subject to normal and customary adjustments including a net working capital adjustment. Net proceeds received at closing, after such normal and customary adjustments including a preliminary net working capital adjustment, approximated $4,292. Subsequent post-closing adjustments were not significant. In conjunction with the sale, Union Electric Steel Corporation, an indirect subsidiary of the Corporation (“UES”), entered into a long-term supply agreement with ASW for the supply of stainless steel ingots. Purchases to date have been insignificant.

The sale of ASW represented a strategic shift that would have a major favorable impact on the Corporation’s operations and financial results. The “discontinued operations” criteria set forth in ASC 205, Presentation of Financial Statements, were met and, accordingly, the operating results and cash flows of ASW have been presented as discontinued operations in the accompanying condensed consolidated statements of operations and statements of cash flows for 2019.

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations:

Three Months Ended March 31, 2019
Net sales	$15,045
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	16,758
Selling and administrative	549
Total operating expenses	17,307
Loss from discontinued operations	(2,262)
Other income	20
Loss from discontinued operations before income taxes	(2,242)
Income tax provision	0
Loss from discontinued operations, net of tax	$(2,242)

Net sales for the three months ended March 31, 2019, include $3,138 of products sold by ASW to UES. Costs of products sold (excluding depreciation and amortization) approximated the same.

Additionally, in March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of UES, located in Avonmore, Pennsylvania (the “Avonmore Plant”). In connection with the anticipated sale, the Corporation recognized an impairment charge of $10,082 in the first quarter of 2019, to record the assets at their estimated net realizable value. In May 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including its real estate and certain personal property, to an affiliate of WHEMCO, Inc. for $3,700. On September 30, 2019, following completion of customer orders in backlog, the transaction closed and all operations at ANR ceased. Although the sale of the Avonmore Plant was expected to help mitigate the excess capacity and high operating costs of the cast roll operations, thereby having a positive impact on the operating and financial results of the Corporation, the anticipated sale of the Avonmore Plant was not considered a strategic shift per the requirements of ASC 205; accordingly, the operating results and cash flows of ANR through the date of sale are included within continuing operations, versus discontinued operations, of the Corporation.

3.	Inventories

At March 31, 2020, and December 31, 2019, approximately 37% and 35%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2020	December 31, 2019
Raw materials	$19,113	$18,011
Work-in-process	36,636	35,942
Finished goods	15,950	17,159
Supplies	10,688	11,177
Inventories	$82,387	$82,289

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2020	December 31, 2019
Land and land improvements	$9,314	$9,556
Buildings	61,045	61,866
Machinery and equipment	323,901	325,941
Construction-in-process	6,177	5,251
Other	6,813	6,872
	407,250	409,486
Accumulated depreciation and amortization	(245,738)	(243,094)
Property, plant and equipment, net	$161,512	$166,392

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 7). Land and buildings of UES-UK equal to approximately $2,626 (£2,122) at March 31, 2020, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). The gross value of finance lease right-of-use assets and the related accumulated amortization as of March 31, 2020, approximated $3,450 and $927, respectively, and at December 31, 2019, approximated $3,204 and $903, respectively.

The significant change potentially brought about by COVID-19 to macroeconomic conditions and to industry and market conditions in which the FCEP segment operates, was deemed to be a triggering event under ASC 360, Property, Plant, and Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the FCEP segment was deemed to be impaired. The Corporation completed a quantitative analysis of the long-lived assets for this asset group and determined that the assets were not impaired. There were no triggering events for the Air and Liquid Processing segment.

5.	Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2020	December 31, 2019
Customer relationships	$5,763	$5,995
Developed technology	3,938	4,157
Trade name	2,229	2,355
	11,930	12,507
Accumulated amortization	(4,944)	(4,882)
Intangible assets, net	$6,986	$7,625

The following summarizes changes in intangible assets:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$7,625	$9,225
Changes in intangible assets	0	(292)
Amortization of intangible assets	(277)	(298)
Other, primarily impact from changes in foreign currency exchange rates	(362)	(108)
Balance at end of period	$6,986	$8,527

Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable. The uncertainty brought about by COVID-19 was considered a triggering event for the FCEP segment causing the Corporation to evaluate whether the identifiable intangible assets for this asset group were deemed to be impaired as of March 31, 2020. Accordingly, the Corporation completed a quantitative analysis and determined that the assets were not impaired. For the three months ended March 31, 2019, in connection with the anticipated sale of the Avonmore Plant, the Corporation recognized an impairment charge on the intangible assets of ANR of $292.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
Customer-related liabilities	$16,943	$16,194
Accrued interest payable	2,226	2,225
Accrued sales commissions	1,637	1,607
Other	8,158	6,694
Other current liabilities	$28,964	$26,720

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$9,065	$9,447
Satisfaction of warranty claims	(1,187)	(1,469)
Provision for warranty claims	1,114	1,450
Other, primarily impact from changes in foreign currency exchange rates	(329)	(64)
Balance at end of the period	$8,663	$9,364

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

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of the period	$4,895	$4,304
Satisfaction of performance obligations	(4,025)	(3,934)
Receipt of additional deposits	5,586	2,738
Other, primarily changes in foreign currency exchange rates	(74)	(77)
Balance at end of the period	$6,382	$3,031

7.	Debt

Borrowings consisted of the following:

	March 31, 2020	December 31, 2019
Revolving Credit and Security Agreement	$31,464	$34,273
Sale and leaseback financing obligation	19,442	19,303
Industrial Revenue Bonds ("IRB")	13,311	13,311
Minority shareholder loan	2,665	2,856
Finance lease liabilities	1,342	1,114
Outstanding borrowings	68,224	70,857
Debt – current portion	(21,085)	(20,363)
Long-term debt	$47,139	$50,494

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

The Credit Agreement’s maturity date is May 20, 2021, and, subject to other terms and conditions of the Credit Agreement, becomes due on that date. The Corporation is working closely with the current syndicate of banks to refinance and/or extend the Credit Agreement prior to its maturity date. If the Corporation and current syndicate of banks are not successful with refinancing efforts, then the Corporation will explore alternative financing arrangements available with other banks and other sources of capital in the financial markets. The COVID-19 pandemic, however, may require the Corporation to renegotiate the Credit Agreement on less favorable terms or could adversely affect the Corporation’s ability to access the capital markets. Additionally, there can be no assurance that the Corporation will be able to successfully refinance or extend the Credit Agreement or secure alternative financing.

Availability under the Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability or (ii) the base rate plus an applicable margin ranging between 0.75% to 1.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of March 31, 2020, the Corporation had outstanding borrowings under the Credit Agreement of $31,464 (including £2,000 of European borrowings for UES-UK, which was repaid in April 2020). The average interest rate for the three months ended March 31, 2020, was approximately 4%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9). As of March 31, 2020, remaining availability under the Credit Agreement approximated $31,000, net of standard availability reserves.

Borrowings outstanding under the Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. If excess availability falls below the established threshold, or in an event of default, the Corporation will be required to maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2020.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 8% for the three months ended March 31, 2020.

Promissory Notes

In connection with a March 2016 acquisition, the Corporation issued two three-year promissory notes. Principal and accrued interest of $26,474, in the aggregate, were paid on March 4, 2019.

8.      Pension and Other Postretirement Benefits

During the first quarter of 2019, the Corporation amended retiree health benefits for one of its other postretirement benefit plans to a stipend and reimbursement plan, which resulted in a curtailment gain of $15.

Contributions were as follows:

	Three Months Ended March 31,
	2020	2019
U.S. defined benefit pension plans	$281	$253
Foreign defined benefit pension plans	105	93
Other postretirement benefits (e.g., net payments)	432	266
U.K. defined contribution pension plan	80	85
U.S. defined contribution plan	1,377	625

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2020	2019
Service cost	$58	$194
Interest cost	1,836	2,220
Expected return on plan assets	(3,199)	(3,173)
Amortization of prior service (credit) cost	(3)	9
Amortization of actuarial loss	583	308
Net benefit income	$(725)	$(442)

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2020	2019
Service cost	$105	$102
Interest cost	263	357
Expected return on plan assets	(494)	(591)
Amortization of prior service credit	(72)	(72)
Amortization of actuarial loss	176	166
Net benefit income	$(22)	$(38)

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2020	2019
Service cost	$59	$88
Interest cost	84	105
Amortization of prior service credit	(254)	(489)
Amortization of actuarial gain	(45)	(83)
Curtailment gain	0	(15)
Net benefit income	$(156)	$(394)

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2020, approximated $19,475, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of March 31, 2020, approximated $3,400 (SEK 33,900) which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2020, and 2019, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2020	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)
Net change	(4,882)	1,078	(593)	(4,397)	(122)	(4,275)
Balance at March 31, 2020	$(23,234)	$(49,781)	$(302)	$(73,317)	$(380)	$(72,937)

Balance at January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)	$(174)	$(49,434)
Net change	449	4,310	387	5,146	133	5,013
Balance at March 31, 2019	$(18,193)	$(26,592)	$323	$(44,462)	$(41)	$(44,421)

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

	Three Months Ended March 31,
	2020	2019
Amortization of unrecognized employee benefit costs:
Other income	$385	$161
Income tax provision	0	0
Net of tax	$385	$161
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(8)	126
Total before income tax	(15)	119
Income tax provision	0	0
Net of tax	$(15)	$119

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2020, approximately $22,389 of anticipated foreign-denominated sales has been hedged which amount is covered by fair value contracts settling at various dates through January 2022.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2020, approximately 49% or $2,270 of anticipated copper purchases over the next 10 months and 56% or $442 of anticipated aluminum purchases over the next six months are hedged.

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

As of March 31, 2020, the Corporation has purchase commitments covering approximately 75% or $979 of anticipated natural gas usage for 2020 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $388 for the three months ended March 31, 2020. There were no natural gas commitments for the three months ended March 31, 2019.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) approximated $(1,731) and $(348) for the three months ended March 31, 2020, and 2019, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2020	December 31, 2019
Fair value hedge contracts	Other current assets	$14	$677
	Other noncurrent assets	459	153
	Other current liabilities	788	0
	Other noncurrent liabilities	122	0
Fair value hedged items	Receivables	162	(260)
	Other current assets	719	0
	Other noncurrent assets	144	0
	Other current liabilities	14	323
	Other noncurrent liabilities	442	95

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2020, and 2019, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to deferred income tax assets being fully valued in the related jurisdictions.

Three Months Ended March 31, 2020	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$189	$0	$7	$182
Futures contracts – copper and aluminum	102	(578)	8	(484)
	$291	$(578)	$15	$(302)
Three Months Ended March 31, 2019
Foreign currency purchase contracts	$216	$0	$7	$209
Futures contracts – copper and aluminum	(280)	268	(126)	114
	$(64)	$268	$(119)	$323

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months March 31,
	of Operations	12 Months	2020	2019
Foreign currency purchase contracts	Depreciation and amortization	$28	$7	$7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	(484)	8	(126)

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2020, and December 31, 2019, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2020
Investments
Other noncurrent assets	$3,401	$0	$0	$3,401
Foreign currency exchange contracts
Accounts receivable	0	162	0	162
Other current assets	0	733	0	733
Other noncurrent assets	0	603	0	603
Other current liabilities	0	802	0	802
Other noncurrent liabilities	0	564	0	564
As of December 31, 2019
Investments
Other noncurrent assets	$4,183	$0	$0	$4,183
Foreign currency exchange contracts
Accounts receivable	0	(260)	0	(260)
Other current assets	0	677	0	677
Other noncurrent assets	0	153	0	153
Other current liabilities	0	323	0	323
Other noncurrent liabilities	0	95	0	95

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

Net sales and income (loss) from continuing operations before income taxes by geographic area for the three months ended March 31, 2020, and 2019, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Net Sales		Income (Loss) from Continuing Operations Before Income Taxes
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
United States	$40,050	$51,481	$(1,340)	$(13,309)
Foreign	51,013	56,013	3,159	1,401
	$91,063	$107,494	$1,819	$(11,908)

Substantially all of the foreign net sales for each of the periods is attributable to the FCEP segment. Income (loss) from continuing operations before income taxes for the U.S. operations for the three months ended March 31, 2019, includes an impairment charge of $10,082 for the write-down of the Avonmore Plant to its estimated net realizable value.

Net sales by product line for the three months ended March 31, 2020, and 2019, were as follows:

	Three Months Ended March 31,
	2020	2019
Forged and cast mill rolls	$65,652	$77,286
Forged engineered products	3,112	8,004
Heat exchange coils	6,548	6,299
Centrifugal pumps	8,244	8,633
Air handling systems	7,507	7,272
	$91,063	$107,494

14.	Stock-Based Compensation

The Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (the “Incentive Plan”) authorizes the issuance of up to 1,100,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of shares, or if shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2020, and 2019, equaled $364 and $305, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2020, and 2019 (claims not in thousands):

	Three Months Ended March 31,
	2020	2019
Total claims pending at the beginning of the period	6,102	6,772
New claims served	273	333
Claims dismissed	(86)	(90)
Claims settled	(108)	(56)
Total claims pending at the end of the period (1)	6,181	6,959
Gross settlement and defense costs (in 000’s) (2)	$6,206	$2,789
Avg. gross settlement and defense costs per claim resolved (in 000’s) (2)	$31.99	$19.10

(1)

Included as “open claims” are approximately 749 and 666 claims in 2020 and 2019, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(2)	Increase in first quarter of 2020 over prior period is principally due to a high volume of settlement documents received in 2020 for cases settled in 2019 but paid in first quarter of 2020.

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

Asbestos Valuations

In 2006, the Corporation retained a nationally recognized expert in the valuation of asbestos liabilities to assist it in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as of December 31, 2006. This analysis has been periodically updated since that time. In 2018, the Corporation engaged Nathan Associates Inc. (“Nathan”) to update the liability valuation, and additional reserves were established by the Corporation as of December 31, 2018, for Asbestos Liability claims pending or projected to be asserted through 2052. The methodology used by Nathan in its projection in 2018 of the operating subsidiaries’ liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

•	an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed;
•	an analysis of claims resolution history from January 1, 2016, to August 19, 2018, to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing; and
•	an adjustment for inflation in the future average settlement value of claims, at an annual inflation rate based on the Congressional Budget Office’s forecast of inflation.

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

The Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at March 31, 2020, was $201,427. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($132,870 at March 31, 2020).

The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2020, and 2019.

	Three Months Ended March 31,
	2020	2019
Insurance receivable – asbestos, beginning of the year	$136,932	$152,508
Settlement and defense costs paid by insurance carriers	(4,062)	(2,415)
Insurance receivable – asbestos, end of the period	$132,870	$150,093

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for environmental compliance measures of approximately $150 at March 31, 2020, is considered adequate based on information known to date.

17.    Business Segments

Presented below are the net sales and income (loss) from continuing operations before income taxes for the Corporation’s two business segments. For the three months ended March 31, 2019, the operating loss of the FCEP segment includes an impairment charge of $10,082 associated with the anticipated sale of the Avonmore Plant.

	Three Months Ended March 31,
	2020	2019
Net sales:
Forged and Cast Engineered Products	$68,764	$85,290
Air and Liquid Processing	22,299	22,204
Total Reportable Segments	$91,063	$107,494
Income (loss) from continuing operations before income taxes:
Forged and Cast Engineered Products	$4,556	$(10,033)
Air and Liquid Processing	2,584	2,143
Total Reportable Segments	7,140	(7,890)
Other expense, including corporate costs	(5,321)	(4,018)
Total	$1,819	$(11,908)

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales levels, restructuring, the impact from global pandemics (including COVID-19), profitability and anticipated expenses and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to: cyclical demand for products and economic downturns; excess global capacity in the steel industry; increases in commodity prices or shortages of key production materials; consequences of global pandemics (including COVID-19); new trade restrictions and regulatory burdens associated with “Brexit”; inability of the Corporation to successfully restructure its operations; limitations in availability of capital to fund the Corporation’s operations and strategic plan; inability to satisfy the continued listing requirements of the New York Stock Exchange; potential attacks on information technology infrastructure and other cyber-based business disruptions; and those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by the Corporation, particularly in Item 1A, Risk Factors, in Part I of the Corporation’s latest annual report on Form 10-K for the year ended December 31, 2019, and Part II of this Form 10-Q. The Corporation cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future that the Corporation may not be able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

Overview of the Business

The Corporation manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision-maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

Forged and Cast Engineered Products

The Forged and Cast Engineered Products (“FCEP”) segment produces forged-hardened steel rolls, cast rolls and open-die forged products. Forged-hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world. The primary focus for this segment is continued diversification and development of its forged engineered products and ongoing operational and efficiency improvements at its facilities, particularly for its European cast roll operations.

Air and Liquid Processing

The Air and Liquid Processing segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

Executive Overview

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. In the first quarter of 2020, the Corporation recognized a discrete tax benefit of $3,502 associated with the provisions of the CARES Act. While the Corporation intends to take advantage of additional provisions of the CARES Act and the other similar programs offered in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

Although the U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, the Corporation has had to temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It has recognized additional reserves for anticipated bad debts and slow-moving inventory of approximately $1,000 and higher losses on foreign exchange. It also has experienced, and may continue to experience, customer-requested delays in orders or, eventually, potential cancellation of orders and significant reductions in demand. In addition, the Corporation has recognized unrealized losses on its investments held in the Rabbi trust. The impact of COVID-19 on the Corporation’s operating results for the first quarter, however, was relatively neutral with the adverse impact of the above items being substantially offset by tax benefits able to be recognized as a result of the CARES Act.

The full impact of the COVID-19 pandemic continues and, accordingly, it is uncertain as to the full magnitude that it will have on the Corporation for the longer term. The impact on future operating results of the Corporation may not be neutral. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. Management is and will continue to actively monitor the impact of the global situation on its operations, financial condition, liquidity, suppliers, industry, and workforce.

During 2019, the Corporation undertook significant measures to return to profitability including:

•

Completing the sale of its cast roll manufacturing facility in Avonmore, Pennsylvania (“Avonmore”) in September 2019, which eliminated excess capacity and net operating costs from its cost structure of approximately $2,200 (the “Excess Costs of Avonmore”) for the three months ended March 31, 2020,

•

Completing the sale of ASW Steel, Inc. (“ASW”), its specialty steel subsidiary in Canada, which had net losses of approximately $9,000 in 2019, through the date of sale, and required significant funding from the Corporation,

•	Implementing operational and efficiency improvements at its domestic forged roll facilities, and commencing similar initiatives at its European cast roll operations in the latter part of 2019, and
•	Completing selected reductions in force across the organization which are expected to yield an annualized savings of approximately $4,000.

These efforts contributed to the second consecutive quarter of positive earnings for the Corporation. While the Corporation expects ongoing savings from these efforts, and additional benefit from future efforts, the impact of COVID-19 has and will continue to hamper anticipated earnings.

With respect to the Air and Liquid Processing segment, the heat exchanger business is being adversely impacted by lower business activity in the industrial OEM market but is benefiting from increased business activity in its commercial market. The custom air handling business is experiencing steady demand; however, competitive pricing pressures continue. The specialty centrifugal pumps business is benefiting from higher demand from the marine defense and fossil fueled power generation markets. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve its sales distribution network.

Consolidated Results from Continuing Operations for the Three Months Ended March 31, 2020 and 2019

Net sales were $91,063 and $107,494 for the three months ended March 31, 2020, and 2019, respectively. Backlog approximated $278,019 at March 31, 2020, versus $321,331 as of December 31, 2019, and $349,386 at March 31, 2019. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was 77.0% and 83.9% for the three months ended March 31, 2020, and 2019, respectively. The improvement is principally being driven by the elimination of the Excess Costs of Avonmore, which reduced costs of products sold, excluding depreciation and amortization, by approximately 140 basis points, lower raw material costs and operational efficiencies. Additionally, the FCEP segment received business interruption insurance proceeds in 2020 of $769, for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”), which were recorded as a reduction to costs of products sold, excluding depreciation and amortization. For the Air & Liquid Processing segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales improved slightly principally due to changes in product mix and cost reductions.

Selling and administrative expenses decreased by $2,055 for the three months ended March 31, 2020, when compared to the same period of the prior year. The decrease is principally due to the net of:

•	Lower professional fees and employee severance costs associated with our overall corporate restructuring, which began in the first quarter of 2019, of approximately $921.
•	Lower commissions of approximately $500 primarily due to the lower volume of FEP sales,
•	The sale of Avonmore in September 2019, whose selling and administrative costs approximated $120 for the three months ended March 31, 2019,
•	Lower employee-related costs, in part, due to completed reduction-in-force actions in 2019, and
•

Lower foreign exchange rates used to translate selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced selling and administrative expenses by approximately $137, offset by

•	An increase in allowance for doubtful accounts of approximately $490 principally due to anticipated write-offs for customers in the oil and gas industry.

Depreciation and amortization decreased for the three months ended March 31, 2020, when compared to the same period of the prior year, due to the sale of Avonmore in 2019.

Impairment charge recognized in the first quarter of 2019 of $10,082 represents the write-down of certain assets of Avonmore to their estimated net realizable value (the “Impairment Charge”).

Income (loss) from continuing operations approximated $4,351 and $(11,959) for the three months ended March 31, 2020, and 2019, respectively. The current quarter includes the Proceeds from Business Interruption Insurance Claim whereas the prior year quarter includes the Impairment Charge, professional fees associated with the Corporation’s overall corporate restructuring plan and employee severance costs due to reductions in force of $921 (the “Restructuring-Related Costs”), and the Excess Costs of Avonmore. A discussion of operating results for the Corporation’s two segments is included below.

Net sales and operating results by segment

Forged and Cast Engineered Products. Sales for the three months ended March 31, 2020, decreased when compared to the same period of the prior year principally due to:

•	Lower volume of shipments of mill rolls, both forged and cast, and forged engineered products of approximately $17,400,
•	Lower weighted-average exchange rates used to translate the net sales of the foreign subsidiaries into the U.S. dollar, which reduced net sales by approximately $1,400, offset by
•	More favorable product mix which improved sales by approximately $3,200.

Operating results for the current year quarter improved significantly from a year ago, which included the Impairment Charge and the Excess Costs of Avonmore. Additionally, the current year quarter benefited from:

•	The Proceeds from the Business Interruption Insurance Claim of $769,

•	Manufacturing efficiency improvements and a lower cost structure resulting from efforts undertaken in the prior year, which approximated $1,200,
•	Lower raw material costs of approximately $2,200,
•	Lower commissions of approximately $500 primarily due to the lower volume of FEP sales, offset by
•	Net effect of the lower volume of shipments and a more favorable product, which adversely impacted operating results by approximately $1,700 and
•	Reserves established for anticipated bad debts and slow-moving inventory principally for certain of the segment’s oil and gas customers of approximately $1,000.

Lower exchange rates for the current year period, when compared to the same period of the prior year, did not have a significant impact on operating results.

Backlog approximated $220,631 at March 31, 2020, compared to $270,737 at December 31, 2019, and $295,724 at March 31, 2019. The decrease in backlog from earlier periods is principally due to lower backlog for cast rolls and a decline in foreign exchange rates used to convert the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar. Lower exchange rates at March 31, 2020, when compared to each of the earlier periods, reduced backlog by approximately $10,000. At March 31, 2020, approximately 21% of the backlog is expected to ship after 2020; however, as a result of the COVID-19 pandemic, customers are requesting deferral of orders which may result in a larger percentage of backlog being shipped after 2020.

Air and Liquid Processing. Net sales for the three ended March 31, 2020, were slightly higher than net sales for the three months ended March 31, 2019. An increase in sales of air handlers and heat exchangers was partially offset by a decrease in sales of centrifugal pumps to U.S. Navy shipbuilders. Operating income for the three months ended March 31, 2020, improved against the same period of the prior year primarily due to product mix and savings generated by process improvement efforts at all three businesses. At March 31, 2020, backlog approximated $57,388, which compares to $50,594 at December 31, 2019, and $53,662 at March 31, 2019. The improvement in backlog at March 31, 2020, when compared to the earlier periods, is due to strong order intake for heat exchangers and centrifugal pumps. The majority of the current backlog is expected to ship in 2020.

Other income (expense) – net for the three months ended March 31, 2020, includes higher foreign exchange losses of $1,383 and unrealized losses of approximately $700, whereas the prior year quarter had unrealized gains of approximately $381, on investments held in the Rabbi trust due to market volatility associated with the COVID-19 pandemic.

Income tax benefit (provision) for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. During the current year quarter, the Corporation recorded an income tax benefit of approximately $3,502 due to the CARES Act, which enabled the Corporation to carry back net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance it had previously established against its deferred income tax assets.

Loss from discontinued operations, net of tax for the three months ended March 31, 2019, represents the net loss associated with ASW.

Net income attributable to Ampco-Pittsburgh and income per common share for the three months ended March 31, 2020, include an income tax benefit of approximately $3,502 due to the enactment of the CARES Act and the Proceeds from Business Interruption Insurance Claim which had a combined positive impact on income per common share of approximately $0.34. Net loss from continuing operations attributable to Ampco-Pittsburgh and loss per common share for the three months ended March 31, 2019, include the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore and loss from discontinued operations, which had a combined negative per common share impact of $1.24.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from continuing operations, which is calculated as income (loss) from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, and the Proceeds from Business Interruption Insurance Claim. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income from continuing operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from the adjusted income from continuing operations. In particular, the Corporation believes that the exclusion of the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, which are not expected to continue following the sale of Avonmore, and the Proceeds from Business Interruption Insurance Claim can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. Accordingly, the Corporation believes that this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from continuing operations rather than income (loss) from continuing operations, which is the nearest GAAP equivalent. Among other things, the Excess Costs of Avonmore necessarily reflects judgments made by management in allocating manufacturing and operating costs between Avonmore and the Corporation’s other operations and in anticipating how it will conduct business following the sale of Avonmore. Additionally, there can be no assurance that additional charges similar to the Impairment Charge and the Restructuring-Related Costs will not occur in future periods.

The adjustments reflected in adjusted income from continuing operations are pre-tax. There is no tax impact associated with these adjustments due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdictions where the expenses are recognized.

The following is a reconciliation of income (loss) from continuing operations to non-GAAP adjusted income from continuing operations for the three months ended March 31, 2020, and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Income (loss) from continuing operations, as reported (GAAP)	$4,351	$(11,959)
Impairment Charge (1)	0	10,082
Restructuring-Related Costs (2)	0	921
Excess Costs of Avonmore (3)	0	2,202
Proceeds from Business Interruption Insurance Claim (4)	(769)	0
Income from continuing operations, as adjusted (Non-GAAP)	$3,582	$1,246
(1)	Represents an impairment charge to record the Avonmore plant to its estimated net realizable value in anticipation of its sale, which was completed in 2019.
(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to reductions in force.
(3)

Represents estimated net operating costs not expected to continue after the sale of the Avonmore plant, which was completed in 2019. The estimated temporary excess costs include judgments made by management in allocating manufacturing and operating costs between Avonmore and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore plant.

(4)	Represents business interruption insurance proceeds received for equipment outages that occurred in 2018.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for continuing operations for the three months ended March 31, 2020, and 2019, fluctuated primarily due to improved operating results and a lower investment in trade working capital. Although the Corporation recorded an impairment charge in 2019 associated with the anticipated sale of the Avonmore plant, the charge was a non-cash charge and, accordingly, did not impact its net cash flows used in operating activities.

The decrease in accounts receivable at March 31, 2020, from December 31, 2019, is due to lower sales in the latter part of first quarter 2020 compared to the latter part of fourth quarter 2019, improved collections, and an increase in the Corporation’s allowance for doubtful accounts provision. The increase in accounts payable at March 31, 2020, from December 31, 2019, is a result of the Corporation’s ongoing effort to achieve a better balance and duration of trade receivables and trade payables as part of its overall working capital management effort.

Net cash flows used in investing activities for continuing operations includes capital expenditures primarily for the FCEP segment. As of March 31, 2020, commitments for future capital expenditures approximated $5,000, which is expected to be spent over the next 12 months.

Net cash flows used in financing activities for continuing operations fluctuated as a result of borrowing activity. In March 2019, the Corporation repaid promissory notes (and interest), equaling $26,474, with additional borrowings under its revolving credit facility.

Net cash flows used in discontinued operations for the three months ended March 31, 2019, represent the cash flows of ASW which was sold in September 2019.

As a result of the above, cash and cash equivalents increased by $6,982 in the first quarter of 2020 and ended the period at $13,942 in comparison to $6,960 at December 31, 2019. As of March 31, 2020, the majority of the Corporation’s cash and cash equivalents is held by the Corporation’s foreign operations. A springing lock-box feature whereby daily domestic customer remittances to the lock-

box are used to pay down borrowings under the Corporation’s revolving credit facility, results in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational and capital expenditure requirements. As of March 31, 2020, remaining availability under the revolving credit facility approximated $31,000, net of standard availability reserves. The Corporation’s availability under the revolving credit facility is based, in part, on a percentage of qualified accounts receivable and inventories and an amount for qualified property, plant and equipment. The COVID-19 pandemic could reduce the volume of business activity for the Corporation or the appraised values of these assets thereby reducing availability under the revolving credit facility and causing the Corporation not to have access to sufficient fund to finance its operational and capital expenditure requirements. Additionally, it could cause the excess availability under the revolving credit facility to fall below the established threshold requiring the Corporation to maintain a minimum fixed charge coverage ratio which the Corporation may not be able to satisfy thereby further limiting its availability of funds.

The revolving credit facility’s maturity date is May 20, 2021, and, subject to the other terms and conditions of the facility, becomes due on that date. The Corporation is working closely with the current syndicate of banks to refinance and/or extend the revolving credit facility prior to its maturity date. If the Corporation and the current syndicate of banks are not successful with refinancing efforts, then the Corporation will explore alternative financing arrangements available with other banks and other sources of capital in the financial markets. The COVID-19 pandemic, however, may require the Corporation to renegotiate the revolving credit facility on less favorable terms or could adversely affect the Corporation’s ability to access the capital markets. Additionally, there can be no assurance that the Corporation will be able to successfully refinance or extend the revolving credit facility or secure alternative financing.

While the revolving credit agreement limits the amount of distributions made to upstream entities, the Corporation has not historically relied on or has it been dependent on distributions from the Corporation’s subsidiaries and it is not expected to be in the future.

Litigation and Environmental Matters

See Notes 15 and 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2019, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020.

(c)

Changes in Internal Control. There has been no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1	Legal Proceedings

The information contained in Note 15 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A	Risk Factors

The risk factor set forth below updates the risk factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, and could materially affect the Corporation’s business, financial position or results of operations.

The COVID-19 pandemic has caused disruptions in manufacturing industries. It has significantly increased economic and demand uncertainty and could cause a global recession. It has impacted, and may continue to have a prolonged and severe impact on, the Corporation’s results of operations, financial condition and cash flows. While the U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, the Corporation has temporarily idled certain of its operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. Additionally, the FCEP segment has experienced, and may continue to experience, customer-requested delays in orders or, eventually, potential cancellation of orders and significant reductions in demand. The Corporation also may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets.

The COVID-19 pandemic could also adversely affect the Corporation’s liquidity and ability to access the capital markets. Additionally, government stimulus programs may not be available to the Corporation, its customers, or its suppliers, or may prove to be ineffective. Furthermore, in the event that the impact from the COVID-19 pandemic causes the Corporation to be unable to satisfy any of its financial covenants or maintain a certain level of excess availability under its revolving credit facility, the availability of funds to the Corporation may become limited, or the Corporation may be required to renegotiate the facility on less favorable terms. If the Corporation is unable to access additional credit at the levels it requires, or the cost of credit is greater than expected, it could materially adversely affect the Corporation’s results of operations, financial condition and cash flows.

Although the Corporation’s internal control over financial reporting has not been impacted to date, the COVID-19 pandemic could negatively affect it in the future if the Corporation’s workforce is required to work from home on a longer-term or permanent basis thereby requiring new processes, procedures, and controls to respond to changes in the Corporation’s business environment. The Corporation may be susceptible to increased litigation related to, among other things, the financial impacts of the pandemic on its business, its ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the health crisis, or litigation related to individuals contracting COVID-19 as result of alleged exposures on the Corporation’s premises.

While the Corporation has begun to realize the impact of the COVID-19 pandemic – see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the full extent to which the COVID-19 pandemic will affect the Corporation’s operations, and the industries in which it operates, remains highly uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration, severity, speed and scope of the pandemic, the length of time required for demand to return and normal economic and operating conditions to resume. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in Item 1A. "Risk Factors" of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 11, 2020	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 11, 2020	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer