Form 10-Q
period 2020-06-30
AMPCO PITTSBURGH CORP
filed 2020-08-10
CIK 6176

Un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On August 4, 2020, 12,800,795 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$15,874	$6,960
Receivables, less allowance for doubtful accounts of $818 in 2020 and $3,041 in 2019	62,960	81,783
Inventories	76,742	82,289
Insurance receivable – asbestos	15,000	16,000
Other current assets	6,219	6,380
Total current assets	176,795	193,412
Property, plant and equipment, net	159,796	166,392
Operating lease right-of-use assets	4,540	4,263
Insurance receivable – asbestos	110,109	120,932
Deferred income tax assets	2,886	2,997
Intangible assets, net	7,050	7,625
Investments in joint ventures	2,175	2,175
Other noncurrent assets	9,098	8,764
Total assets	$472,449	$506,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,019	$33,271
Accrued payrolls and employee benefits	22,321	22,266
Debt – current portion	16,550	20,363
Operating lease liabilities – current portion	707	612
Asbestos liability – current portion	21,000	21,000
Other current liabilities	30,175	26,720
Total current liabilities	117,772	124,232
Employee benefit obligations	80,284	83,936
Asbestos liability	170,412	186,633
Long-term debt	35,740	50,494
Noncurrent operating lease liabilities	3,834	3,651
Deferred income tax liabilities	543	543
Other noncurrent liabilities	2,679	1,455
Total liabilities	411,264	450,944
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 12,794 shares in 2020 and 12,652 shares in 2019	12,794	12,652
Additional paid-in capital	156,855	156,251
Retained deficit	(46,531)	(51,341)
Accumulated other comprehensive loss	(69,202)	(68,662)
Total Ampco-Pittsburgh shareholders’ equity	53,916	48,900
Noncontrolling interest	7,269	6,716
Total shareholders’ equity	61,185	55,616
Total liabilities and shareholders’ equity	$472,449	$506,560

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$74,778	$102,519	$165,841	$210,013
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	59,983	84,536	130,143	174,757
Selling and administrative	10,199	13,929	22,029	27,814
Depreciation and amortization	4,653	4,650	9,352	9,909
Impairment charge	0	0	0	10,082
Loss on disposal of assets	29	57	52	63
Total operating expenses	74,864	103,172	161,576	222,625
(Loss) income from continuing operations	(86)	(653)	4,265	(12,612)
Other income (expense):
Investment-related income	108	1,360	112	1,400
Interest expense	(994)	(1,209)	(2,210)	(2,494)
Other – net	2,337	925	1,017	2,221
	1,451	1,076	(1,081)	1,127
Income (loss) from continuing operations before income taxes	1,365	423	3,184	(11,485)
Income tax (provision) benefit	(504)	(644)	2,279	(1,287)
Net income (loss) from continuing operations	861	(221)	5,463	(12,772)
Loss from discontinued operations, net of tax	0	(3,391)	0	(5,633)
Net income (loss)	861	(3,612)	5,463	(18,405)
Less: Net income attributable to noncontrolling interest	193	246	653	601
Net income (loss) attributable to Ampco-Pittsburgh	$668	$(3,858)	$4,810	$(19,006)

Net income (loss) from continuing operations per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.05	$(0.04)	$0.38	$(1.07)
Diluted	$0.05	$(0.04)	$0.37	$(1.07)

Loss from discontinued operations, net of tax, per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.00	$(0.27)	$0.00	$(0.45)
Diluted	$0.00	$(0.27)	$0.00	$(0.45)

Net income (loss) per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.05	$(0.31)	$0.38	$(1.52)
Diluted	$0.05	$(0.31)	$0.37	$(1.52)

Weighted average number of common shares outstanding:
Basic	12,740	12,576	12,698	12,537
Diluted	13,382	12,576	12,959	12,537

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$861	$(3,612)	$5,463	$(18,405)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	2,924	(1,573)	(1,958)	(1,124)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(95)	230	598	4,701
Fair value of cash flow hedges	378	(221)	(200)	47
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	378	(282)	763	(443)
Realized losses from settlement of cash flow hedges	172	4	157	123
Other comprehensive income (loss)	3,757	(1,842)	(640)	3,304
Comprehensive income (loss)	4,618	(5,454)	4,823	(15,101)
Less: Comprehensive income attributable to noncontrolling interest	215	111	553	599
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$4,403	$(5,565)	$4,270	$(15,700)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2019	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2019	$12,513	$155,283	$(45,503)	$(44,421)	$5,862	$83,734
Stock-based compensation		320				320
Comprehensive income (loss):
Net (loss) income			(3,858)		246	(3,612)
Other comprehensive loss				(1,707)	(135)	(1,842)
Comprehensive income (loss)					111	(5,454)
Issuance of common stock excluding excess tax benefits of $0	111	41				152
Balance at June 30, 2019	$12,624	$155,644	$(49,361)	$(46,128)	$5,973	$78,752
Three Months Ended June 30, 2020
Balance at April 1, 2020	$12,659	$156,602	$(47,199)	$(72,937)	$7,054	$56,179
Stock-based compensation		113				113
Comprehensive income:
Net income			668		193	861
Other comprehensive income				3,735	22	3,757
Comprehensive income					215	4,618
Issuance of common stock excluding excess tax benefits of $0	135	140				275
Balance at June 30, 2020	$12,794	$156,855	$(46,531)	$(69,202)	$7,269	$61,185

Six Months Ended June 30, 2019
Balance at January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		660				660
Comprehensive income (loss):
Net (loss) income			(19,006)		601	(18,405)
Other comprehensive income (loss)				3,306	(2)	3,304
Comprehensive income (loss)					599	(15,101)
Issuance of common stock excluding excess tax benefits of $0	129	95				224
Balance at June 30, 2019	$12,624	$155,644	$(49,361)	$(46,128)	$5,973	$78,752
Six Months Ended June 30, 2020
Balance at January 1, 2020	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616
Stock-based compensation		477				477
Comprehensive income:
Net income			4,810		653	5,463
Other comprehensive loss				(540)	(100)	(640)
Comprehensive income					553	4,823
Issuance of common stock excluding excess tax benefits of $0	142	127				269
Balance at June 30, 2020	$12,794	$156,855	$(46,531)	$(69,202)	$7,269	$61,185

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Net cash flows provided by (used in) operating activities - continuing operations	$31,435	$(8,165)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,333)	(3,761)
Purchases of long-term marketable securities	(139)	(47)
Proceeds from sale of long-term marketable securities	272	169
Net cash flows used in investing activities - continuing operations	(3,200)	(3,639)

Cash flows from financing activities:
Repayment of debt	(837)	(27,627)
Proceeds from Revolving Credit and Security Agreement	0	32,956
Payments on Revolving Credit and Security Agreement	(18,500)	(6,000)
Dividends paid	0	(7)
Funding of discontinued operations	0	(567)
Net cash flows used in financing activities - continuing operations	(19,337)	(1,245)

Effect of exchange rate changes on cash and cash equivalents	16	(208)

Cash flows from discontinued operations:
Net cash flows used in operating activities - discontinued operations	0	(645)
Net cash flows used in investing activities - discontinued operations	0	(98)
Net cash flows provided by financing activities - discontinued operations	0	567
Net cash flows used in discontinued operations	0	(176)

Net increase (decrease) in cash and cash equivalents	8,914	(13,433)
Cash and cash equivalents at beginning of period	6,960	20,837
Cash and cash equivalents at end of period	15,874	7,404
Less: cash and cash equivalents of discontinued operations	0	(948)
Cash and cash equivalents of continuing operations at end of period	$15,874	$6,456

Supplemental information:
Income tax payments	$1,071	$657
Interest payments	$1,586	$1,611

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$615	$1,511
Finance lease right-of-use assets exchanged for lease liabilities	$385	$555
Operating lease right-of-use assets exchanged for lease liabilities	$582	$0

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

Forged and Cast Engineered Products

The Forged and Cast Engineered Products (“FCEP”) segment produces forged-hardened steel rolls, cast rolls and open-die forged products. Forged-hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world. The primary focus for this segment is continued diversification and development of its FEP portfolio and ongoing operational and efficiency improvements at its facilities, particularly for its European cast roll operations.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act and the other similar programs offered in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

The U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which many state and local governments consider provides exceptions to certain closures mandated by such governmental entities and permits the Corporation to continue operations during such order. The Corporation, however, has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders. Additionally, while it appears that demand may have bottomed out during the second quarter, when many of the end markets served by the Corporation were shut down, it is uncertain when, or if, demand will return to 2019 levels.

To date, the Corporation has:

•	Periodically and temporarily idled certain of its forged and cast roll manufacturing facilities in response to market conditions resulting in unabsorbed costs;
•	Furloughed employees, particularly in the FCEP segment;
•	Received approximately $2,400 in the form of subsidies and reimbursements for a portion of furloughed employee-related costs from certain foreign jurisdictions in which the Corporation operates;
•	Recognized approximately $1,000 of anticipated bad debts and slow-moving inventory reserves in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic;
•	Deferred employer-side social security payments and contributions to employee benefit plans;
•	Experienced higher unrealized foreign exchange losses and unrealized losses on rabbi trust investments than a year ago; and
•

Recognized a discrete income tax benefit in the first quarter of 2020 of $3,502, upon enactment of the CARES Act, for the carryback of net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance the Corporation had previously established against its deferred income tax assets. The Corporation received the majority of the income tax refund in the second quarter of 2020.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations, furloughing of certain of its employees and movement in the global foreign exchange and equity markets. Additionally, the Corporation is uncertain as to the full effect that the pandemic will have on it for the longer term. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. Management is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2020, and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020, and 2019, have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results expected for the full year.

The Corporation sold its indirect subsidiary, ASW Steel Inc. (“ASW”) on September 30, 2019. See Note 2. The operating results of ASW for the three and six months ended June 30, 2019, and the cash flows of ASW for the six months ended June 30, 2019, are presented as discontinued operations in the accompanying condensed consolidated financial statements. All footnotes exclude balances and activity of ASW.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

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

The sale of ASW represented a strategic shift that would have a major favorable impact on the Corporation’s operations and financial results. The “discontinued operations” criteria set forth in ASC 205, Presentation of Financial Statements, were met and, accordingly, the operating results and cash flows of ASW have been presented as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows for 2019.

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net sales	$10,008	$25,053
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	12,877	29,635
Selling and administrative	582	1,131
Gain on disposal of assets	(11)	(11)
Total operating expenses	13,448	30,755
Loss from discontinued operations	(3,440)	(5,702)
Other income	49	69
Loss from discontinued operations before income taxes	(3,391)	(5,633)
Income tax provision	0	0
Loss from discontinued operations, net of tax	$(3,391)	$(5,633)

Net sales for the three and six months ended June 30, 2019, include $883 and $4,021, respectively, of products sold by ASW to UES with costs of products sold (excluding depreciation and amortization) approximating the same amounts.

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

At June 30, 2020, and December 31, 2019, approximately 33% and 35%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2020	December 31, 2019
Raw materials	$17,589	$18,011
Work-in-process	32,378	35,942
Finished goods	16,274	17,159
Supplies	10,501	11,177
Inventories	$76,742	$82,289

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2020	December 31, 2019
Land and land improvements	$9,579	$9,556
Buildings	61,697	61,866
Machinery and equipment	325,926	325,941
Construction-in-process	6,625	5,251
Other	6,814	6,872
	410,641	409,486
Accumulated depreciation and amortization	(250,845)	(243,094)
Property, plant and equipment, net	$159,796	$166,392

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 7). Land and buildings of UES-UK equal to approximately $2,616 (£2,122) at June 30, 2020, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). The gross value of finance lease right-of-use assets and the related accumulated amortization as of June 30, 2020, approximated $3,110 and $908, respectively, and at December 31, 2019, approximated $3,204 and $903, respectively.

At March 31, 2020, the significant change potentially brought about by COVID-19 to macroeconomic conditions and to industry and market conditions in which the FCEP segment operates, was deemed to be a triggering event under ASC 360, Property, Plant and Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the FCEP segment was deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis of the long-lived assets for this asset group and determined that the assets were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at June 30, 2020, there were no additional triggering events identified for this segment. Additionally, there have been no triggering events for the Air and Liquid Processing segment.

5.	Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2020	December 31, 2019
Customer relationships	$5,955	$5,995
Developed technology	4,118	4,157
Trade name	2,342	2,355
	12,415	12,507
Accumulated amortization	(5,365)	(4,882)
Intangible assets, net	$7,050	$7,625

The following summarizes changes in intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$6,986	$8,527	$7,625	$9,225
Changes in intangible assets	0	0	0	(292)
Amortization of intangible assets	(280)	(285)	(557)	(583)
Other, primarily impact from changes in foreign currency exchange rates	344	(1)	(18)	(109)
Balance at end of period	$7,050	$8,241	$7,050	$8,241

Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable. At March 31, 2020, the uncertainty brought about by COVID-19 was considered a triggering event for the FCEP segment, causing the Corporation to evaluate whether the identifiable intangible assets for this asset group were deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis and determined that the assets were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at June 30, 2020, there were no additional triggering events identified for this segment. For the six months ended June 30, 2019, in connection with the anticipated sale of the Avonmore Plant, the Corporation recognized an impairment charge on the intangible assets of ANR of $292.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2020	December 31, 2019
Customer-related liabilities	$18,717	$16,194
Accrued interest payable	2,223	2,225
Accrued sales commissions	1,515	1,607
Other	7,720	6,694
Other current liabilities	$30,175	$26,720

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$8,663	$9,364	$9,065	$9,447
Satisfaction of warranty claims	(668)	(1,012)	(1,855)	(2,481)
Provision for warranty claims	525	922	1,639	2,372
Other, primarily impact from changes in foreign currency exchange rates	175	(51)	(154)	(115)
Balance at end of the period	$8,695	$9,223	$8,695	$9,223

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition, and are recorded as other current liabilities on the condensed consolidated balance sheet. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year.

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of the period	$6,382	$3,031	$4,895	$4,304
Satisfaction of performance obligations	(2,967)	(1,071)	(6,992)	(5,005)
Receipt of additional deposits	5,018	1,971	10,604	4,709
Other, primarily impact from changes in foreign currency exchange rates	118	83	44	6
Balance at end of the period	$8,551	$4,014	$8,551	$4,014

7.	Debt

Borrowings consisted of the following:

	June 30, 2020	December 31, 2019
Revolving Credit and Security Agreement	$15,773	$34,273
Sale and leaseback financing obligation	19,608	19,303
Industrial Revenue Bonds ("IRB")	13,311	13,311
Minority shareholder loan	2,390	2,856
Finance lease liabilities	1,208	1,114
Outstanding borrowings	52,290	70,857
Debt – current portion	(16,550)	(20,363)
Long-term debt	$35,740	$50,494

Revolving Credit and Security Agreement

The Corporation was a party to a five-year Revolving Credit and Security Agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provided for initial borrowings not to exceed $100,000, with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Credit Agreement included sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $15,000. The maturity date for the Credit Agreement was May 20, 2021, and, subject to other terms and conditions of the Credit Agreement, would become due on that date. On June 23, 2020, the Corporation and the banks amended the Credit Agreement (collectively, with the Credit Agreement, the “Amended Credit Agreement”) to, among other things, extend the maturity date to May 20, 2022. The Amended Credit Agreement provides for borrowings not to exceed $92,500 with the sublimits for letters of credit and European borrowings continuing. The reduction in the maximum borrowing capacity was, in part, due to the sales of ASW and the Avonmore Plant which eliminated collateral and enabled the reduction.

Availability under the Amended Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.75% to 3.25% based on the quarterly average excess availability with LIBOR set at a minimum of 0.75% or (ii) the base rate plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of June 30, 2020, the Corporation had outstanding borrowings under the Amended Credit Agreement of $15,773. The average interest rate for the six months ended June 30, 2020, was approximately 4%. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (Note 9). As of June 30, 2020, remaining availability under the Amended Credit Agreement approximated $34,400, net of standard availability reserves. Deferred financing fees of approximately $325 have been incurred related to the Amended Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Amended Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Amended Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. The Corporation was in compliance with the applicable bank covenants as of June 30, 2020.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 8% for the six months ended June 30, 2020.

IRB Debt

In July 2020, the Corporation repaid its $4,120 tax-exempt IRB upon maturity.

Promissory Notes

In connection with a March 2016 acquisition, the Corporation issued two three-year promissory notes. Principal and accrued interest of $26,474, in the aggregate, were paid on March 4, 2019.

8.      Pension and Other Postretirement Benefits

In 2019, the Corporation amended retiree health benefits for one of its other postretirement benefit plans to a stipend and reimbursement plan resulting in a curtailment gain of $15.

Contributions were as follows:

	Six Months Ended June 30,
	2020	2019
U.S. defined benefit pension plans	$281	$534
Foreign defined benefit pension plans	206	301
Other postretirement benefits (e.g., net payments)	696	511
U.K. defined contribution pension plan	139	177
U.S. defined contribution plan	1,833	2,102

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2020	2019	2020	2019
Service cost	$72	$191	$130	$385
Interest cost	1,769	2,309	3,605	4,529
Expected return on plan assets	(3,190)	(3,116)	(6,389)	(6,289)
Amortization of prior service cost (credit)	24	(3)	21	6
Amortization of actuarial loss	532	268	1,115	576
Net benefit income	$(793)	$(351)	$(1,518)	$(793)

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2020	2019	2020	2019
Service cost	$100	$97	$205	$199
Interest cost	253	352	516	709
Expected return on plan assets	(475)	(584)	(969)	(1,175)
Amortization of prior service credit	(68)	(72)	(140)	(144)
Amortization of actuarial loss	169	163	345	329
Net benefit income	$(21)	$(44)	$(43)	$(82)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2020	2019	2020	2019
Service cost	$54	$68	$113	$156
Interest cost	56	106	140	211
Amortization of prior service credit	(254)	(532)	(508)	(1,021)
Amortization of actuarial gain	(25)	(106)	(70)	(189)
Curtailment gain	0	0	0	(15)
Net benefit income	$(169)	$(464)	$(325)	$(858)

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2020, approximated $19,148, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of June 30, 2020, approximated $3,600 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2020, and 2019, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)	$(174)	$(49,434)
Net change	(1,124)	4,258	170	3,304	(2)	3,306
Balance at June 30, 2019	$(19,766)	$(26,644)	$106	$(46,304)	$(176)	$(46,128)

Balance at January 1, 2020	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)
Net change	(1,958)	1,361	(43)	(640)	(100)	(540)
Balance at June 30, 2020	$(20,310)	$(49,498)	$248	$(69,560)	$(358)	$(69,202)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss). There was no income tax benefit or expense associated with the various components of other comprehensive income (loss) for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of unrecognized employee benefit costs:
Other income (expense)	$378	$(282)	$763	$(443)
Income tax provision	0	0	0	0
Net of tax	$378	$(282)	$763	$(443)
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(7)	$(13)	$(14)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	178	11	170	137
Total before income tax	172	4	157	123
Income tax provision	0	0	0	0
Net of tax	$172	$4	$157	$123

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2020, approximately $17,677 of anticipated foreign-denominated sales has been hedged, which is covered by fair value contracts settling at various dates through January 2022.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2020, approximately 43%, or $1,913, of anticipated copper purchases over the next eight months and 56%, or $411, of anticipated aluminum purchases over the next six months are hedged.

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

As of June 30, 2020, the Corporation has purchase commitments covering approximately 75%, or $652, of anticipated natural gas usage for 2020 for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments approximated $327 and $715, respectively, for the three and six months ended June 30, 2020. There were no natural gas commitments for the three and six months ended June 30, 2019.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income (expense) approximated $633 and $(382) for the three months ended June 30, 2020, and 2019, respectively, and $(1,098) and $(730) for the six months ended June 30, 2020, and 2019, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2020	December 31, 2019
Fair value hedge contracts	Other current assets	$59	$677
	Other noncurrent assets	373	153
	Other current liabilities	792	0
Fair value hedged items	Receivables	100	(260)
	Other current assets	630	0
	Other current liabilities	57	323
	Other noncurrent liabilities	358	95

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2020, and 2019, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

Three Months Ended June 30, 2019	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$209	$0	$7	$202
Futures contracts – copper and aluminum	114	(221)	(11)	(96)
	$323	$(221)	$(4)	$106
Three Months Ended June 30, 2020
Foreign currency purchase contracts	$182	$0	$6	$176
Futures contracts – copper and aluminum	(484)	378	(178)	72
	$(302)	$378	$(172)	$248

Six Months Ended June 30, 2019
Foreign currency purchase contracts	$216	$0	$14	$202
Futures contracts – copper and aluminum	(280)	47	(137)	(96)
	$(64)	$47	$(123)	$106
Six Months Ended June 30, 2020
Foreign currency purchase contracts	$189	$0	$13	$176
Futures contracts – copper and aluminum	102	(200)	(170)	72
	$291	$(200)	$(157)	$248

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	12 Months	2020	2019	2020	2019
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$7	$13	$14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	72	$(178)	$(11)	$(170)	$(137)

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2020, and December 31, 2019, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2020
Investments
Other noncurrent assets	$3,865	$0	$0	$3,865
Foreign currency exchange contracts
Accounts receivable	0	100	0	100
Other current assets	0	689	0	689
Other noncurrent assets	0	373	0	373
Other current liabilities	0	849	0	849
Other noncurrent liabilities	0	358	0	358
As of December 31, 2019
Investments
Other noncurrent assets	$4,183	$0	$0	$4,183
Foreign currency exchange contracts
Accounts receivable	0	(260)	0	(260)
Other current assets	0	677	0	677
Other noncurrent assets	0	153	0	153
Other current liabilities	0	323	0	323
Other noncurrent liabilities	0	95	0	95

The investments held as other noncurrent assets represent assets held in a rabbi trust for the purpose of providing benefits under a non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair values of the variable-rate IRB debt and borrowings under the Amended Credit Agreement approximate their carrying values. Additionally, the fair values of trade receivables and trade payables approximate their carrying values.

13.	Revenue

Net sales and income (loss) from continuing operations before income taxes by geographic area for the three and six months ended June 30, 2020, and 2019, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all of the foreign net sales for each of the periods is attributable to the FCEP segment.

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$39,737	$47,417	$79,787	$98,898
Foreign	35,041	55,102	86,054	111,115
	$74,778	$102,519	$165,841	$210,013

	Income (Loss) from Continuing Operations Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$(91)	$(607)	$(1,431)	$(13,916)
Foreign	1,456	1,030	4,615	2,431
	$1,365	$423	$3,184	$(11,485)

Loss from continuing operations before income taxes for the U.S. operations for the six months ended June 30, 2019, includes an impairment charge of $10,082 for the write-down of the Avonmore Plant to its estimated net realizable value. Income (loss) from continuing operations before income taxes for the foreign operations for the three and six months ended June 30, 2019, includes bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy during the second quarter of 2019.

Net sales by product line for the three and six months ended June 30, 2020, and 2019, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Forged and cast mill rolls	$47,770	$73,046	$113,422	$150,332
Forged engineered products	2,690	5,511	5,802	13,515
Heat exchange coils	6,832	7,512	13,380	13,811
Centrifugal pumps	10,064	9,437	18,308	18,070
Air handling systems	7,422	7,013	14,929	14,285
	$74,778	$102,519	$165,841	$210,013

14.	Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended June 30, 2020, and 2019, equaled $113 and $239, respectively, and for the six months ended June 30, 2020, and 2019, equaled $477 and $544, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2020, and 2019 (claims not in thousands):

	Six Months Ended June 30,
	2020	2019
Total claims pending at the beginning of the period	6,102	6,772
New claims served	492	665
Claims dismissed	(181)	(176)
Claims settled (1)	(159)	(165)
Total claims pending at the end of the period (2)	6,254	7,096
Gross settlement and defense costs paid in period (in 000’s) (3)	$16,221	$9,577
Avg. gross settlement and defense costs per claim resolved (in 000’s) (2)	$47.71	$28.09

(1)	Claims settled during the relevant period are not necessarily paid in the same period.
(2)

Included as “open claims” are approximately 748 and 665 claims in 2020 and 2019, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(3)

Increase in settlement and defense costs paid in the first six months of 2020 over prior period is principally due to a high volume of settlement costs paid in current period but settled in prior periods and increase in defense cost invoices received in current period but incurred in prior periods.

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

Asbestos Valuations

In 2006, the Corporation retained a nationally recognized expert in the valuation of asbestos liabilities to assist it in estimating the potential liability for pending and unasserted future claims for Asbestos Liability. Based on this analysis, the Corporation recorded a reserve for Asbestos Liability claims pending or projected to be asserted through 2013 as of December 31, 2006. This analysis has been periodically updated since that time. In 2018, the Corporation engaged Nathan Associates Inc. (“Nathan”) to update the liability valuation, and additional reserves were established by the Corporation as of December 31, 2018, for Asbestos Liability claims pending or projected to be asserted through 2052. The methodology used by Nathan in its projection in 2018 of Air & Liquid’s liability for pending and unasserted potential future claims for Asbestos Liability relied upon and included the following factors:

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

With the assistance of Nathan, the Corporation extended its estimate of the Asbestos Liability, including the costs of settlement and defense relating to currently pending claims and future claims projected to be filed against the Corporation through the estimated final date by which the Corporation expects to have settled all asbestos-related claims in 2052. The Corporation’s previous estimate was for asbestos claims filed or projected to be filed against the Corporation through 2026. Its ability to reasonably estimate this liability through the expected final date of settlement for all asbestos-related claims of this litigation instead of a ten-year period was based on several factors:

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

The Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at June 30, 2020, was $191,412. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($125,109 at June 30, 2020).

The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2020, and 2019.

	Six Months Ended June 30,
	2020	2019
Insurance receivable – asbestos, beginning of the year	$136,932	$152,508
Settlement and defense costs paid by insurance carriers	(11,823)	(7,574)
Insurance receivable – asbestos, end of the period	$125,109	$144,934

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of approximately $115 at June 30, 2020, is considered adequate based on information known to date.

17.    Business Segments

Presented below are the net sales and income (loss) from continuing operations before income taxes for the Corporation’s two business segments. For the three and six months ended June 30, 2019, the operating loss of the FCEP segment includes bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy during the second quarter of 2019. For the six months ended June 30, 2019, the operating loss of the FCEP segment includes an impairment charge of $10,082 associated with the anticipated sale of the Avonmore Plant. For the three and six months ended June 30, 2019, other expense, including corporate costs, includes a dividend received from one of the Corporation’s cast roll Chinese joint ventures of approximately $1,400.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Forged and Cast Engineered Products	$50,460	$78,557	$119,224	$163,847
Air and Liquid Processing	24,318	23,962	46,617	46,166
Total Reportable Segments	$74,778	$102,519	$165,841	$210,013
Income (loss) from continuing operations before income taxes:
Forged and Cast Engineered Products	$(423)	$(170)	$4,133	$(10,203)
Air and Liquid Processing	2,846	2,948	5,430	5,091
Total Reportable Segments	2,423	2,778	9,563	(5,112)
Other expense, including corporate costs	(1,058)	(2,355)	(6,379)	(6,373)
Total	$1,365	$423	$3,184	$(11,485)

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report on Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that the Corporation expects or anticipates will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19), profitability and anticipated expenses, the undertaking and success of any equity offerings, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to: cyclical demand for products and economic downturns; excess global capacity in the steel industry; increases in commodity prices or shortages of key production materials; consequences of global pandemics (including COVID-19); new trade restrictions and regulatory burdens associated with “Brexit”; inability of the Corporation to successfully restructure its operations; limitations in availability of capital to fund the Corporation’s operations and strategic plan; inability to satisfy the continued listing requirements of the New York Stock Exchange; potential attacks on information technology infrastructure and other cyber-based business disruptions; and those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by the Corporation, particularly in Item 1A, Risk Factors, in Part I of the Corporation’s latest annual report on Form 10-K, and Part II of this quarterly report on Form 10-Q. The Corporation cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future that the Corporation may not be able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, the Corporation assumes no obligation, and disclaims any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

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

Forged and Cast Engineered Products

The Forged and Cast Engineered Products (“FCEP”) segment produces forged-hardened steel rolls, cast rolls and open-die forged products. Forged-hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world. The primary focus for this segment is continued diversification and development of its FEP portfolio and ongoing operational and efficiency improvements at its facilities, particularly for its European cast roll operations.

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

Executive Overview

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which many state and local governments consider provides exceptions to certain closures mandated by such governmental entities and permits the Corporation to continue operations during such order. The Corporation, however, has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders. Additionally, while it appears that demand may have bottomed out during the second quarter, when many of the end markets served by the Corporation were shut down, it is uncertain when, or if, demand will return to 2019 levels.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act and other similar programs offered in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

To date, the Corporation has:

•	Periodically and temporarily idled certain of its forged and cast roll manufacturing facilities due to market conditions resulting in unabsorbed costs;
•	Furloughed employees, particularly in the FCEP segment;
•	Received approximately $2,400 in the form of subsidies and reimbursements for a portion of furloughed employee-related costs from certain foreign jurisdictions in which the Corporation operates;
•	Recognized approximately $1,000 of anticipated bad debts and slow-moving inventory reserves in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic;
•	Deferred employer-side social security payments and contributions to employee benefit plans;
•	Experienced higher unrealized foreign exchange losses and unrealized losses on rabbi trust investments than a year ago; and
•

Recognized a discrete income tax benefit in the first quarter of 2020 of $3,502, upon enactment of the CARES Act, for the carryback of net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance the Corporation had previously established against its deferred income tax assets. The Corporation received the majority of the income tax refund in the second quarter of 2020.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations, furloughing of certain of its employees and movement in the global foreign exchange and equity markets. Additionally, the Corporation is uncertain as to the full effect that the pandemic will have on it for the longer term. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. Management is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

During 2019, the Corporation undertook significant measures to return to profitability including:

•

Completing the sale of its cast roll manufacturing facility in Avonmore, Pennsylvania (“Avonmore”) in September 2019, which eliminated excess capacity and net operating costs from its cost structure of approximately $1,685 and $3,887, respectively, (the “Excess Costs of Avonmore”) for the three and six ended June 30, 2020, when compared to the same periods of the prior year.

•

Completing the sale of ASW Steel, Inc. (“ASW”), its specialty steel subsidiary in Canada, which had net losses of approximately $9,000 in 2019, through the date of sale, and required significant funding from the Corporation;

•	Implementing operational and efficiency improvements at its domestic forged roll facilities and commencing similar initiatives at its European cast roll operations in the second half of 2019; and
•	Completing select reductions in force across the organization which are expected to yield an annualized savings of approximately $4,000.

With respect to the Air and Liquid Processing segment, the heat exchanger business is being adversely impacted by lower business activity in the industrial OEM market but is benefiting from increased business activity in its commercial market. The custom air handling business is experiencing steady demand; however, competitive pricing pressures continue. The specialty centrifugal pumps business is benefiting from steady demand from the marine defense and fossil fueled power generation markets. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve its sales distribution network.

Consolidated Results from Continuing Operations for the Three and Six Months Ended June 30, 2020, and 2019

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net Sales:
Forged and Cast Engineered Products	$50,460	$78,557	$119,224	$163,847
Air and Liquid Processing	24,318	23,962	46,617	46,166
Consolidated	$74,778	$102,519	$165,841	$210,013

(Loss) Income from Continuing Operations:
Forged and Cast Engineered Products	$(423)	$(170)	$4,133	$(10,203)
Air and Liquid Processing	2,846	2,948	5,430	5,091
Corporate costs	(2,509)	(3,431)	(5,298)	(7,500)
Consolidated	$(86)	$(653)	$4,265	$(12,612)

	June 30, 2020	Dec. 31, 2019	June 30, 2019
Backlog:
Forged and Cast Engineered Products	$205,722	$270,737	$302,442
Air and Liquid Processing	52,379	50,594	53,043
Consolidated	$258,101	$321,331	$355,485

Net sales were $74,778 and $102,519 for the three months ended June 30, 2020, and 2019, respectively, and $165,841 and $210,013 for the six months then ended. The decrease is principally attributable to a lower volume of shipments for the FCEP segment due to deferral of deliveries by customers in the flat-rolled steel and aluminum markets and reduced demand for FEP. Changes in exchange rates used to translate net sales of the Corporation’s foreign subsidiaries into the U.S. dollar reduced net sales by approximately $700 and $2,100 for the three and six months ended June 30, 2020, respectively, when compared to the same periods of the prior year. Backlog approximated $258,101 at June 30, 2020, versus $321,331 as of December 31, 2019, and $355,485 at June 30, 2019. A discussion of sales and backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was 80.2% and 82.5% for the three months ended June 30, 2020, and 2019, and 78.5% and 83.2% for the six months ended June 30, 2020, and 2019, respectively. The improvement is principally associated with the FCEP segment which benefited from improved pricing and product mix, elimination of the Excess Costs of Avonmore, lower raw material costs, and, for the six months ended June 30, 2020, receipt of business interruption insurance proceeds of $769 for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”). The improvement was partially offset by a lower volume of shipments of mill rolls and FEP and net unabsorbed costs associated with the periodic and temporary idling of certain of the Corporation’s forged and cast roll manufacturing facilities caused by the pandemic. For the Air & Liquid Processing segment, costs of products sold, as a percentage of net sales, were comparable between the periods.

Selling and administrative expenses decreased by $3,730 and $5,785 for the three and six months ended June 30, 2020, when compared to the same periods of the prior year. The decrease is principally due to:

•

Lower bad debt expense of approximately $1,400 and $900 for the three and six months ended June 30, 2020, respectively. In the second quarter of 2019, the Corporation recognized bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy (the “Bad Debt Expense”). By comparison, in the first quarter of 2020, the Corporation recognized expense of $490 principally due to anticipated write-offs for customers in the oil and gas industry.

•

Lower professional fees and employee severance costs of approximately $485 and $1,406 for the three and six months ended June 30, 2020, respectively, associated with the Corporation’s restructuring efforts, which began in the first quarter of 2019, and ongoing cost containment initiatives;

•	Lower employee-related costs, in part, due to completed reduction-in-force actions in 2019;
•	Lower commissions of approximately $141 and $673 for the three and six months ended June 30, 2020, respectively, primarily due to the lower volume of FEP sales;
•	The sale of Avonmore in September 2019, whose selling and administrative costs approximated $107 and $227 for the three and six months ended June 30, 2019, respectively; and
•

Lower foreign exchange rates used to translate selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced selling and administrative expenses by approximately $145 and $282 for the three and six months ended June 30, 2020, respectively.

Depreciation and amortization decreased for the six months ended June 30, 2020, when compared to the same period of the prior year, due to the write-down of the property, plant and equipment of Avonmore to its estimated net realizable value at March 31, 2019, which eliminated future depreciation expense for Avonmore.

Impairment charge recognized in the first quarter of 2019 of $10,082 represents the write-down of certain assets of Avonmore to their estimated net realizable value (the “Impairment Charge”).

(Loss) income from continuing operations approximated $(86) and $4,265 for the three and six months ended June 30, 2020, respectively, and compares to $(653) and $(12,612) for the same periods of the prior year. The current year-to-date period includes the Proceeds from Business Interruption Insurance Claim, whereas the prior year includes the Impairment Charge, the Bad Debt Expense, professional fees associated with the Corporation’s overall corporate restructuring plan and employee severance costs due to reductions in force of $171 and $1,092 for the three and six months ended June 30, 2019, respectively, (the “Restructuring-Related Costs”), and the Excess Costs of Avonmore.

Net sales and operating results by segment

Forged and Cast Engineered Products. Sales for the three and six months ended June 30, 2020, decreased $28,097 and $44,623, respectively, from the comparable prior year periods principally due to:

•

Lower volume of shipments of mill rolls, both forged and cast, as a result of customers temporarily deferring deliveries in response to the COVID-19 pandemic and reduced demand for FEP, which had a combined impact of approximately $35,400 and $52,800 for the three and six months, respectively; and

•

Lower weighted-average exchange rates used to translate the net sales of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced net sales by approximately $700 and $2,100 for the three and six months, respectively; offset by

•	More favorable pricing and product mix, which improved sales by approximately $6,500 and $10,200 for the three and six months, respectively.

Operating results for the three months ended June 30, 2020, were comparable to the same period of the prior year, which included the Excess Costs of Avonmore and the Bad Debt Expense. On a year-to-date basis, operating results for the current year period, which included the Proceeds from Business Interruption Insurance Claim, significantly improved against the prior year, which included the Impairment Charge, certain Restructuring-Related Costs, the Bad Debt Expense, and the Excess Costs of Avonmore. Operating results for the current year periods, when compared to the three and six months ended June 30, 2019, also fluctuated due to:

•

Unabsorbed costs largely due to the periodic and temporary idling of certain facilities and furloughing employees caused by the pandemic, a portion of which was offset by subsidies and reimbursements from certain foreign jurisdictions, resulting in a net negative impact on earnings of approximately $9,600 and $8,400, respectively; and

•	Lower volume of shipments which adversely impacted operating results by approximately $3,600 and $5,600, respectively; offset by
•	More favorable pricing and product mix, which improved earnings by approximately $6,200 and $7,000, respectively;
•	Lower raw material costs of approximately $1,300 and $3,500, respectively; and
•

Lower selling and administrative expense of $3,200 and $3,800, respectively, due to a lower cost structure attributable to restructuring efforts taken in previous years, lower commissions due to the reduction in the volume of FEP sales, and lower bad debt expense. While reserves were established for anticipated bad debts in the first quarter of this year principally for certain of the segment’s oil and gas customers, the prior year periods include the Bad Debt Expense.

Lower exchange rates for the current year periods, when compared to the same periods of the prior year, did not have a significant impact on operating results.

Backlog approximated $205,722 at June 30, 2020, compared to $270,737 at December 31, 2019, and $302,442 at June 30, 2019. The decrease in backlog from earlier periods is principally due to lower backlog for forged and cast rolls as a result of customers postponing order placement given the uncertainty surrounding the pandemic. A decline in foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar and lower backlog for FEP due to lower demand also impacted the quarter-end backlog when compared to the other periods. At June 30, 2020, approximately half of the backlog is expected to ship after 2020; however, as a result of the pandemic, customers could defer deliveries, which may result in a larger percentage of backlog being shipped after 2020.

Air and Liquid Processing. Net sales for the three and six months ended June 30, 2020, increased $356 and $451, respectively, from the same periods of the prior year with higher sales of air handlers and centrifugal pumps helping to offset lower sales of heat exchangers. Although operating income for the quarter was comparable to the prior year quarter, it exceeded the prior year-to-date period and benefited from product mix and savings generated by process improvement efforts at all three businesses. Backlog at June 30, 2020, improved to $52,379 from $50,594 at December 31, 2019, principally due to higher order intake for centrifugal pumps, and was comparable to that of a year ago. The majority of the current backlog is expected to ship in 2020. To date, the segment has operated without any significant disruption from the pandemic.

Other income (expense) – net approximated $1,451 for the three months ended June 30, 2020, versus $1,076 for the three months ended June 30, 2019, which included dividend income of approximately $1,400 from one of the Corporation’s Chinese joint ventures. Partial recovery of foreign exchange rates and equity markets during the quarter, following pandemic-related market disruptions at the end of the first quarter, resulted in unrealized gains and contributed to the improvement period over period. On a year-to-date basis, other income (expense) – net approximated $(1,081) and $1,127 for the six months ended June 30, 2020, and 2019, respectively. The fluctuation is due to higher unrealized losses on foreign exchange and unrealized losses on rabbi trust assets versus gains in the prior year along with the prior year benefiting from the $1,400 of dividend income.

Income tax benefit (provision) for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. The income tax benefit recorded for the first six months of 2020 includes an income tax benefit of approximately $3,502 due to the CARES Act, which enabled the Corporation to carry back net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance it had previously established against its deferred income tax assets.

Loss from discontinued operations, net of tax for the three and six months ended June 30, 2019, represents the net loss associated with ASW.

Net income attributable to Ampco-Pittsburgh and income per common share for the six months ended June 30, 2020, include an income tax benefit of approximately $3,502, due to the enactment of the CARES Act, and the Proceeds from Business Interruption Insurance Claim, which had a combined positive impact on income per common share of $0.34. Net loss attributable to Ampco-Pittsburgh and loss per common share for the three and six months ended June 30, 2019, include the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, net-of tax losses from discontinued operations, and, for the six months ended June 30, 2019, the Impairment Charge, which had a combined negative impact on loss per common share of $0.53 and $1.76, respectively.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted (loss) income from continuing operations, which is calculated as (loss) income from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, and the Proceeds from Business Interruption Insurance Claim. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted (loss) income from continuing operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from the adjusted (loss) income from continuing operations. In particular, the Corporation believes that the exclusion of the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore which are not expected to continue following the sale of Avonmore, the Bad Debt Expense, and the Proceeds from Business Interruption Insurance Claim can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. Accordingly, the Corporation believes that this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted (loss) income from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted (loss) income from continuing operations rather than (loss) income from continuing operations, which is the nearest GAAP equivalent. Among other things, the Excess Costs of Avonmore necessarily reflects judgments made by management in allocating manufacturing and operating costs between Avonmore and the Corporation’s other operations and in anticipating how it will conduct business following the sale of Avonmore. Additionally, there can be no assurance that additional charges similar to the Impairment Charge, the Restructuring-Related Costs and the Bad Debt Expense or benefits similar to the Proceeds from Business Interruption Insurance Claim will not occur in future periods.

The adjustments reflected in adjusted (loss) income from continuing operations are pre-tax. There is no tax impact associated with these adjustments due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdictions where the expenses or income are recognized.

The following is a reconciliation of (loss) income from continuing operations to non-GAAP adjusted (loss) income from continuing operations for the three and six months ended June 30, 2020, and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) income from continuing operations, as reported (GAAP)	$(86)	$(653)	$4,265	$(12,612)
Impairment Charge (1)	0	0	0	10,082
Restructuring-Related Costs (2)	0	171	0	1,092
Excess Costs of Avonmore (3)	0	1,685	0	3,887
Bad Debt Expense (4)	0	1,366	0	1,366
Proceeds from Business Interruption Insurance Claim (5)	0	0	(769)	0
(Loss) income from continuing operations, as adjusted (Non-GAAP)	$(86)	$2,569	$3,496	$3,815
(1)	Represents an impairment charge to record the Avonmore plant to its estimated net realizable value in anticipation of its sale, which was completed in 2019.
(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to reductions in force.
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

(4)	Represents bad debt expense for a cast roll customer who filed for bankruptcy during the second quarter of 2019.
(5)	Represents business interruption insurance proceeds received for equipment outages that occurred in 2018.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for continuing operations for the six months ended June 30, 2020, and 2019, approximated $31,435 and $(8,165), respectively. The significant improvement between the periods is principally due to a lower investment in trade working capital and improved operating results. Although the Corporation recorded an impairment charge in 2019 associated with the anticipated sale of the Avonmore plant, the charge was a non-cash charge and, accordingly, did not impact its net cash flows used in operating activities.

The decrease in accounts receivable at June 30, 2020, from December 31, 2019, is due to lower sales for the FCEP segment and improved collections. The decrease in inventories and accounts payable at June 30, 2020, from year-end 2019, is attributable to a lower volume of business activity primarily resulting from the economic slowdown caused by the pandemic. Deferred employer-side social security payments and contributions to employee benefit plans equaled $650 and $448, respectively, through June 30, 2020.

Under the current provisions of the CARES Act, deferred social security payments will be due equally in December 2021 and December 2022, and deferred contributions to employee benefit plans will be due in January 2021.

Net cash flows used in investing activities for continuing operations approximated $3,200 and $3,639 for the six months ended June 30, 2020, and 2019, respectively, and include capital expenditures primarily for the FCEP segment. As of June 30, 2020, commitments for future capital expenditures approximated $5,000, which is expected to be spent over the next 12 – 18 months.

Net cash flows used in financing activities for continuing operations approximated $19,337 and $1,245 for the six months ended June 30, 2020, and 2019, and fluctuated as a result of borrowing activity. During the six months ended June 30, 2020, the Corporation repaid borrowings under its revolving credit facility primarily as a result of a lower investment in trade working capital and improved operating results. In the prior year period, the Corporation repaid promissory notes (and interest), equaling $26,474, with additional borrowings under its revolving credit facility.

Net cash flows used in discontinued operations for the six months ended June 30, 2019, represent the cash flows of ASW which was sold in September 2019.

As a result of the above, cash and cash equivalents increased by $8,914 in 2020 and ended the period at $15,874 in comparison to $6,960 at December 31, 2019. As of June 30, 2020, the majority of the Corporation’s cash and cash equivalents is held by the Corporation’s foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

While the maturity date of the Corporation’s revolving credit facility was May 20, 2021, and, subject to the other terms and conditions of the facility, would have become due on that date, in the second quarter of 2020, the Corporation extended the maturity date for the facility to May 20, 2022. See further information in Note 7 to the condensed consolidated financial statements. The revolving credit agreement limits the amount of distributions made to upstream entities; however, the Corporation has not historically relied on or depended on distributions from the Corporation’s subsidiaries, and it is not expected to be in the future.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational and capital expenditure requirements. As of June 30, 2020, remaining availability under the revolving credit facility approximated $34,400, net of standard availability reserves. In addition, on June 26, 2020, the Corporation filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed rights offering in which it plans to distribute to its shareholders non-transferable subscript rights to purchase up to $20,000 of units. Each unit will consist of shares of common stock and warrants to purchase common stock of the Corporation. The Corporation intends to use the net proceeds of the rights offering to accelerate its restructuring efforts, improve overall liquidity and reduce indebtedness. Any remaining proceeds will be used for other general corporate purposes. The registration statement is not yet effective.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2020.

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

The COVID-19 pandemic has caused disruptions in manufacturing industries. It has significantly increased economic and demand uncertainty and could cause a sustained global recession. It has impacted, and may continue to have a prolonged and severe impact on, the Corporation’s results of operations, financial condition and cash flows. While the U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, the Corporation has periodically and temporarily idled certain of its operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. Additionally, the FCEP segment has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders and significant reductions in demand. The Corporation also may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets.

The COVID-19 pandemic could also adversely affect the Corporation’s liquidity and ability to access the capital markets. Additionally, government stimulus programs available to the Corporation, its customers, or its suppliers, if any, may prove to be ineffective. Furthermore, in the event that the impact from the COVID-19 pandemic causes the Corporation to be unable to maintain a certain level of excess availability under its revolving credit facility, the availability of funds to the Corporation may become limited, or the Corporation may be required to renegotiate the facility on less favorable terms. If the Corporation is unable to access additional credit at the levels it requires, or the cost of credit is greater than expected, it could materially adversely affect the Corporation’s results of operations, financial condition and cash flows.

Although the Corporation’s internal control over financial reporting has not been impacted to date, the COVID-19 pandemic could negatively affect it in the future if the Corporation’s workforce is required to work from home on a longer term or permanent basis thereby requiring new processes, procedures, and controls to respond to changes in the Corporation’s business environment. The Corporation may be susceptible to increased litigation related to, among other things, the financial impacts of the pandemic on its business, its ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the health crisis, or litigation related to individuals contracting COVID-19 as result of alleged exposures on the Corporation’s premises.

While the Corporation has been impacted by the effect of the COVID-19 pandemic – see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the full extent to which the COVID-19 pandemic will affect the Corporation’s operations, and the industries in which it operates, remains highly uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration, severity, speed and scope of the pandemic, the length of time required for demand to return and normal economic and operating conditions to resume. The impact of the COVID-19 pandemic may also have the effect of exacerbating many of the other risks described in Item 1A. "Risk Factors" of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Items 2-5	None

Item 6	Exhibits

(10.1)

Fourth Amendment to the Revolving Credit and Security Agreement, dated June 23, 2020, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as agent for the lenders, and certain lenders, the borrowers, the guarantors and other parties thereto, incorporated by reference to Current Report on Form 8-K filed on June 24, 2020.

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

AMPCO-PITTSBURGH CORPORATION

DATE: August 10, 2020	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 10, 2020	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer