Form 10-Q
period 2020-09-30
AMPCO PITTSBURGH CORP
filed 2020-11-16
CIK 6176

Un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

726 Bell Avenue, Suite 301

Carnegie, Pennsylvania 15106

(Address of principal executive offices)

(412) 456-4400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	AP	New York Stock Exchange
Series A Warrants to purchase shares of Common Stock	AP WS	NYSE American

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

On November 9, 2020, 18,311,740 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$18,280	$6,960
Receivables, less allowance for doubtful accounts of $828 in 2020 and $3,041 in 2019	56,115	81,783
Inventories	78,423	82,289
Insurance receivable – asbestos	15,000	16,000
Other current assets	6,535	6,380
Total current assets	174,353	193,412
Property, plant and equipment, net	160,590	166,392
Operating lease right-of-use assets	4,495	4,263
Insurance receivable – asbestos	106,584	120,932
Deferred income tax assets	2,886	2,997
Intangible assets, net	7,015	7,625
Investments in joint ventures	2,175	2,175
Other noncurrent assets	9,323	8,764
Total assets	$467,421	$506,560
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,846	$33,271
Accrued payrolls and employee benefits	18,652	22,266
Debt – current portion	13,738	20,363
Operating lease liabilities – current portion	740	612
Asbestos liability – current portion	21,000	21,000
Other current liabilities	28,214	26,720
Total current liabilities	111,190	124,232
Employee benefit obligations	78,937	83,936
Asbestos liability	164,934	186,633
Long-term debt	18,860	50,494
Noncurrent operating lease liabilities	3,755	3,651
Deferred income tax liabilities	543	543
Other noncurrent liabilities	3,428	1,455
Total liabilities	381,647	450,944
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 18,312 shares in 2020 and 12,652 shares in 2019	18,312	12,652
Additional paid-in capital	169,913	156,251
Retained deficit	(45,563)	(51,341)
Accumulated other comprehensive loss	(64,718)	(68,662)
Total Ampco-Pittsburgh shareholders’ equity	77,944	48,900
Noncontrolling interest	7,830	6,716
Total shareholders’ equity	85,774	55,616
Total liabilities and shareholders’ equity	$467,421	$506,560

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$75,674	$90,872	$241,515	$300,885
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	59,461	75,475	189,604	250,232
Selling and administrative	11,445	12,365	33,474	40,179
Depreciation and amortization	4,511	4,502	13,863	14,411
Impairment charge	0	0	0	10,082
Loss (gain) on disposal of assets	79	(130)	131	(67)
Total operating expenses	75,496	92,212	237,072	314,837
Income (loss) from continuing operations	178	(1,340)	4,443	(13,952)
Other income (expense):
Investment-related income	1,215	19	1,327	1,419
Interest expense	(1,018)	(1,541)	(3,228)	(4,035)
Other income – net	1,493	2,068	2,510	4,289
	1,690	546	609	1,673
Income (loss) from continuing operations before income taxes	1,868	(794)	5,052	(12,279)
Income tax (provision) benefit	(630)	(429)	1,649	(1,716)
Net income (loss) from continuing operations	1,238	(1,223)	6,701	(13,995)
Loss from discontinued operations, net of tax	0	(3,398)	0	(9,031)
Net income (loss)	1,238	(4,621)	6,701	(23,026)
Less: Net income attributable to noncontrolling interest	270	434	923	1,035
Net income (loss) attributable to Ampco-Pittsburgh	$968	$(5,055)	$5,778	$(24,061)

Net income (loss) from continuing operations per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.07	$(0.13)	$0.45	$(1.19)
Diluted	$0.07	$(0.13)	$0.43	$(1.19)

Loss from discontinued operations, net of tax, per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.00	$(0.27)	$0.00	$(0.72)
Diluted	$0.00	$(0.27)	$0.00	$(0.72)

Net income (loss) per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.07	$(0.40)	$0.45	$(1.91)
Diluted	$0.07	$(0.40)	$0.43	$(1.91)

Weighted average number of common shares outstanding:
Basic	13,343	12,640	12,915	12,572
Diluted	14,454	12,640	13,585	12,572

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,238	$(4,621)	$6,701	$(23,026)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	4,708	(3,769)	2,750	(4,893)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(451)	(9,551)	147	(4,850)
Fair value of cash flow hedges	227	(134)	27	(87)
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	281	156	1,044	(287)
Realized losses from settlement of cash flow hedges	10	53	167	176
Other comprehensive income (loss)	4,775	(13,245)	4,135	(9,941)
Comprehensive income (loss)	6,013	(17,866)	10,836	(32,967)
Less: Comprehensive income attributable to noncontrolling interest	561	188	1,114	787
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$5,452	$(18,054)	$9,722	$(33,754)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2019	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2019	$12,624	$155,644	$(49,361)	$(46,128)	$5,973	$78,752
Stock-based compensation		299				299
Comprehensive income (loss):
Net (loss) income			(5,055)		434	(4,621)
Other comprehensive loss				(12,999)	(246)	(13,245)
Comprehensive income (loss)					188	(17,866)
Issuance of common stock excluding excess tax benefits of $0	18	12				30
Balance at September 30, 2019	$12,642	$155,955	$(54,416)	$(59,127)	$6,161	$61,215
Three Months Ended September 30, 2020
Balance at July 1, 2020	$12,794	$156,855	$(46,531)	$(69,202)	$7,269	$61,185
Stock-based compensation		436				436
Comprehensive income:
Net income			968		270	1,238
Other comprehensive income				4,484	291	4,775
Comprehensive income					561	6,013
Equity rights offering (Note 10)	5,508	12,642				18,150
Issuance of common stock excluding excess tax benefits of $0	10	(20)				(10)
Balance at September 30, 2020	$18,312	$169,913	$(45,563)	$(64,718)	$7,830	$85,774

Nine Months Ended September 30, 2019
Balance at January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		959				959
Comprehensive income (loss):
Net (loss) income			(24,061)		1,035	(23,026)
Other comprehensive loss				(9,693)	(248)	(9,941)
Comprehensive income (loss)					787	(32,967)
Issuance of common stock excluding excess tax benefits of $0	147	107				254
Balance at September 30, 2019	$12,642	$155,955	$(54,416)	$(59,127)	$6,161	$61,215
Nine Months Ended September 30, 2020
Balance at January 1, 2020	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616
Stock-based compensation		913				913
Comprehensive income:
Net income			5,778		923	6,701
Other comprehensive income				3,944	191	4,135
Comprehensive income					1,114	10,836
Equity rights offering (Note 10)	5,508	12,642				18,150
Issuance of common stock excluding excess tax benefits of $0	152	107				259
Balance at September 30, 2020	$18,312	$169,913	$(45,563)	$(64,718)	$7,830	$85,774

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Net cash flows provided by (used in) operating activities - continuing operations	$33,944	$(8,194)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,015)	(7,156)
Proceeds from sale of property, plant and equipment	30	0
Proceeds from sale of ASW	0	4,292
Proceeds from sale of the Avonmore Plant	0	3,700
Purchases of long-term marketable securities	(146)	(51)
Proceeds from sale of long-term marketable securities	349	241
Net cash flows (used in) provided by investing activities - continuing operations	(5,782)	1,026

Cash flows from financing activities:
Repayment of debt	(976)	(27,830)
Debt issuance costs	(329)	0
Proceeds from Revolving Credit and Security Agreement	0	35,624
Payments on Revolving Credit and Security Agreement	(34,273)	(11,500)
Proceeds from equity rights offering, net of issuance costs (Note 10)	18,150	0
Dividends paid	0	(7)
Funding of discontinued operations	0	1,663
Net cash flows used in financing activities - continuing operations	(17,428)	(2,050)

Effect of exchange rate changes on cash and cash equivalents	586	(666)

Cash flows from discontinued operations:
Net cash flows used in operating activities - discontinued operations	0	(3,803)
Net cash flows used in investing activities - discontinued operations	0	(158)
Net cash flows provided by financing activities - discontinued operations	0	2,837
Net cash flows used in discontinued operations	0	(1,124)

Net increase (decrease) in cash and cash equivalents	11,320	(11,008)
Cash and cash equivalents at beginning of period	6,960	20,837
Cash and cash equivalents at end of period	18,280	9,829
Less: cash and cash equivalents of discontinued operations	0	0
Cash and cash equivalents of continuing operations at end of period	$18,280	$9,829

Supplemental information:
Income tax payments	$1,597	$1,021
Interest payments	$2,287	$2,917

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$945	$1,022
Finance lease right-of-use assets exchanged for lease liabilities	$423	$555
Operating lease right-of-use assets exchanged for lease liabilities	$691	$0

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

Forged and Cast Engineered Products

The Forged and Cast Engineered Products (“FCEP”) segment produces forged-hardened steel rolls, cast rolls and open-die forged products. Forged-hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden and Slovenia and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world. The primary focus for this segment is continued diversification and development of its FEP portfolio and ongoing operational and efficiency improvements at its facilities.

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

Aerofin’s heat exchanger business is being adversely impacted by lower business activity in the commercial and industrial OEM markets. Buffalo Air Handling’s custom air handling business is experiencing steady demand; however, competitive pricing pressures continue. Buffalo Pumps’ specialty centrifugal pumps business is benefiting from steady demand from the marine defense and fossil fueled power generation markets. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve its sales distribution network.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”), originating in Wuhan, China, and advised of the risks to the international community as the virus spread globally beyond its point of origin.

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such order. Despite the designation, the Corporation has periodically and temporarily idled certain operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders. However, it appears that demand has bottomed out during the second quarter of 2020 and volume may return to 2019 levels in the latter part of 2021, assuming no additional mass shutdowns due to COVID-19.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act and other similar programs offered in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

To date, in response to the pandemic, the Corporation has:

•	Periodically and temporarily idled certain of its forged and cast roll manufacturing facilities due to market conditions resulting in unabsorbed costs;
•	Furloughed employees, particularly within the FCEP segment;
•	Received approximately $2,800 in the form of subsidies and reimbursements for a portion of furloughed employee costs from certain foreign jurisdictions in which the Corporation operates;
•	Recognized approximately $1,000 of anticipated bad debts and slow-moving inventory reserves in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic;
•	Deferred employer-side social security payments and contributions to employee benefit plans;
•	Experienced unrealized losses on rabbi trust investments versus unrealized gains in the prior year; and
•

Recognized a discrete income tax benefit in the first quarter of 2020 of $3,502, upon enactment of the CARES Act, for the carryback of net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance the Corporation had previously established against its deferred income tax assets. The carryback of net operating losses resulted in a refund of income taxes previously paid of $3,502.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations, furloughing of certain of its employees and movements in the global foreign exchange and equity markets. Additionally, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. Management is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

Restructuring Efforts

During 2019, the Corporation undertook significant measures to return to profitability including:

•

Completing the sale of its cast roll manufacturing facility in Avonmore, Pennsylvania (“Avonmore”) in September 2019, which eliminated excess capacity and net operating costs from its cost structure of approximately $685 and $4,572 for the three and nine months ended September 30, 2020, respectively, when compared to the same periods of the prior year;

•

Completing the sale of ASW Steel, Inc. (“ASW”), an indirect subsidiary of the Corporation, which had net losses of $9,031 in 2019, through the date of sale, and required significant funding from the Corporation;

•	Implementing operational and efficiency improvements at its domestic forged roll facilities and commencing similar initiatives at its European cast roll operations in the second half of 2019; and
•	Completing select reductions in force across the organization which are expected to yield an annualized savings of approximately $4,000.
1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2020, and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020, and 2019, have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results expected for the full year.

The Corporation sold ASW on September 30, 2019. See Note 2. The operating results of ASW for the three and nine months ended September 30, 2019, and the cash flows of ASW for the nine months ended September 30, 2019, are presented as discontinued operations in the accompanying condensed consolidated financial statements. All footnotes exclude balances and activity of ASW.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Corporation on January 1, 2024, with early adoption of all amendments in the same period permitted. The Corporation is currently evaluating the impact the guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020; however, since the Corporation meets the definition of a Smaller Reporting Company, as defined by the U.S. Securities and Exchange Commission, the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not affect the Corporation’s liquidity.

2.	Discontinued Operations and Dispositions

ASW

On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). The Purchaser acquired all issued and outstanding shares of ASW for a cash purchase price of $8,000, subject to normal and customary adjustments including a net working capital adjustment. Net proceeds received at closing, after such normal and customary adjustments including a preliminary net working capital adjustment, equaled $4,292. Subsequent post-closing adjustments were not significant. In conjunction with the sale, Union Electric Steel Corporation, an indirect subsidiary of the Corporation (“UES”), entered into a long-term supply agreement with ASW for the supply of stainless steel ingots. Purchases to date have been insignificant.

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

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the condensed consolidated statements of operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net sales	$9,992	$35,045
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	12,772	42,407
Selling and administrative	569	1,700
Loss on disposal of assets	53	42
Total operating expenses	13,394	44,149
Loss from discontinued operations	(3,402)	(9,104)
Other income	4	73
Loss from discontinued operations before income taxes	(3,398)	(9,031)
Income tax provision	0	0
Loss from discontinued operations, net of tax	$(3,398)	$(9,031)

Net sales for the three and nine months ended September 30, 2019, include $360 and $4,381, respectively, of products sold by ASW to UES with costs of products sold (excluding depreciation and amortization) approximating the same amounts.

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

At September 30, 2020, and December 31, 2019, 36% and 35%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2020	December 31, 2019
Raw materials	$18,545	$18,011
Work-in-process	33,394	35,942
Finished goods	15,845	17,159
Supplies	10,639	11,177
Inventories	$78,423	$82,289

4.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2020	December 31, 2019
Land and land improvements	$9,757	$9,556
Buildings	62,455	61,866
Machinery and equipment	331,766	325,941
Construction-in-process	6,387	5,251
Other	6,801	6,872
	417,166	409,486
Accumulated depreciation and amortization	(256,576)	(243,094)
Property, plant and equipment, net	$160,590	$166,392

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 7). Land and buildings of UES-UK equal to $2,731 (£2,122) at September 30, 2020, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). The gross value of finance lease right-of-use assets and the related accumulated amortization as of September 30, 2020, equaled $3,257 and $1,063, respectively, and at December 31, 2019, equaled $3,204 and $903, respectively.

At March 31, 2020, the significant change potentially brought about by COVID-19 to macroeconomic conditions and to industry and market conditions in which the FCEP segment operates, was deemed to be a triggering event under ASC 360, Property, Plant and Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the FCEP segment was deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis of the long-lived assets for this asset group and determined that the assets were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at September 30, 2020, there were no additional triggering events identified for this segment. Additionally, there have been no triggering events for the Air and Liquid Processing segment.

5.	Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2020	December 31, 2019
Customer relationships	$6,129	$5,995
Developed technology	4,253	4,157
Trade name	2,422	2,355
	12,804	12,507
Accumulated amortization	(5,789)	(4,882)
Intangible assets, net	$7,015	$7,625

The following summarizes changes in intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$7,050	$8,241	$7,625	$9,225
Changes in intangible assets	0	0	0	(292)
Amortization of intangible assets	(295)	(317)	(852)	(900)
Other, primarily impact from changes in foreign currency exchange rates	260	(215)	242	(324)
Balance at end of period	$7,015	$7,709	$7,015	$7,709

Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable. At March 31, 2020, the uncertainty brought about by COVID-19 was considered a triggering event for the FCEP segment, causing the Corporation to evaluate whether the identifiable intangible assets for this asset group were deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis and determined that the assets were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at September 30, 2020, there were no additional triggering events identified for this segment. For the nine months ended September 30, 2019, in connection with the anticipated sale of the Avonmore Plant, the Corporation recognized an impairment charge on the intangible assets of ANR of $292.

6.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2020	December 31, 2019
Customer-related liabilities	$18,279	$16,194
Accrued interest payable	2,309	2,225
Accrued sales commissions	1,192	1,607
Other	6,434	6,694
Other current liabilities	$28,214	$26,720

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$8,695	$9,223	$9,065	$9,447
Satisfaction of warranty claims	(921)	(1,392)	(2,776)	(3,873)
Provision for warranty claims	183	1,250	1,822	3,622
Other, primarily impact from changes in foreign currency exchange rates	160	(213)	6	(328)
Balance at end of the period	$8,117	$8,868	$8,117	$8,868

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

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of the period	$8,551	$4,014	$4,895	$4,304
Satisfaction of performance obligations	(5,276)	(2,363)	(12,268)	(7,368)
Receipt of additional deposits	5,428	1,763	16,032	6,472
Other, primarily impact from changes in foreign currency exchange rates	(21)	(67)	23	(61)
Balance at end of the period	$8,682	$3,347	$8,682	$3,347

7.	Debt

Borrowings consisted of the following:

	September 30, 2020	December 31, 2019
Revolving Credit and Security Agreement	$0	$34,273
Sale and leaseback financing obligation	19,774	19,303
Industrial Revenue Bonds	9,191	13,311
Minority shareholder loan	2,484	2,856
Finance lease liabilities	1,149	1,114
Outstanding borrowings	32,598	70,857
Debt – current portion	(13,738)	(20,363)
Long-term debt	$18,860	$50,494

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

Availability under the Amended Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.75% to 3.25% based on the quarterly average excess availability with LIBOR set at a minimum of 0.75% or (ii) the base rate plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of September 30, 2020, the Corporation had no outstanding borrowings under the Amended Credit Agreement. The average interest rate for the nine months ended September 30, 2020, was approximately 4%. Additionally, the Corporation utilizes a portion of the credit facility for letters of credit (Note 9). As of September 30, 2020, remaining availability under the Amended Credit Agreement approximated $55,800, net of standard availability reserves. Deferred financing fees of $329 have been incurred related to the Amended Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Amended Credit Agreement are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the Amended Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, upstream distributions from subsidiaries, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. The Corporation was in compliance with the applicable bank covenants as of September 30, 2020.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 8% for the nine months ended September 30, 2020.

Industrial Revenue Bonds

In July 2020, the Corporation repaid its $4,120 tax-exempt Industrial Revenue Bond (“IRB”) upon maturity. As of September 30, 2020, the Corporation had the following IRBs outstanding:  (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. The IRBs are remarketed periodically. If the IRBs are not able to be remarketed, although considered remote by the Corporation and its bankers, the bondholders can seek reimbursement immediately from the letters of credit which serve as collateral for the bonds. Accordingly, the IRBs are recorded as current debt.

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

Contributions to the Corporation’s employee benefit plans are outlined below. Under the current provisions of the CARES Act, the Corporation has deferred, as of September 30, 2020, $3,794 of its contributions to employee benefit plans, which will be due in January 2021.

	Nine Months Ended September 30,
	2020	2019
U.S. defined benefit pension plans	$281	$977
Foreign defined benefit pension plans	332	277
Other postretirement benefits (e.g., net payments)	966	757
U.K. defined contribution pension plan	222	262
U.S. defined contribution plan	2,296	2,622

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans	2020	2019	2020	2019
Service cost	$37	$192	$167	$577
Interest cost	1,776	2,255	5,381	6,784
Expected return on plan assets	(3,232)	(3,145)	(9,621)	(9,434)
Amortization of prior service cost	10	55	31	61
Amortization of actuarial loss	455	461	1,570	1,037
Special termination benefits	0	3,694	0	3,694
Curtailment loss	0	1,641	0	1,641
Net benefit (income) expense	$(954)	$5,153	$(2,472)	$4,360

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2020	2019	2020	2019
Service cost	$127	$115	$332	$314
Interest cost	265	338	781	1,047
Expected return on plan assets	(496)	(561)	(1,465)	(1,736)
Amortization of prior service credit	(72)	(68)	(212)	(212)
Amortization of actuarial loss	177	157	522	486
Net benefit expense (income)	$1	$(19)	$(42)	$(101)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2020	2019	2020	2019
Service cost	$56	$74	$169	$230
Interest cost	71	98	211	309
Amortization of prior service credit	(255)	(532)	(763)	(1,553)
Amortization of actuarial gain	(34)	(97)	(104)	(286)
Curtailment gain	0	(7,639)	0	(7,654)
Net benefit income	$(162)	$(8,096)	$(487)	$(8,954)

9.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2020, equaled $14,961, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of September 30, 2020, approximated $3,800 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

See Note 12 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

10.	Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statement of shareholders’ equity. Additional proceeds may be received from the future exercise of the Series A warrants. Each warrant provides the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. All Series A warrants remain outstanding and exercisable at September 30, 2020. Stock issuance costs equaled $1,129 and are recorded against the proceeds in additional paid in capital. A majority of the proceeds from the equity rights offering was used to repay borrowings under the Corporation’s revolving credit facility.

11.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2020, and 2019, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)	$(174)	$(49,434)
Net change	(4,893)	(5,137)	89	(9,941)	(248)	(9,693)
Balance at September 30, 2019	$(23,535)	$(36,039)	$25	$(59,549)	$(422)	$(59,127)

Balance at January 1, 2020	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)
Net change	2,750	1,191	194	4,135	191	3,944
Balance at September 30, 2020	$(15,602)	$(49,668)	$485	$(64,785)	$(67)	$(64,718)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of unrecognized employee benefit costs:
Other income (expense)	$281	$156	$1,044	$(287)
Income tax provision	0	0	0	0
Net of tax	$281	$156	$1,044	$(287)
Realized gains/losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(6)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	17	59	187	196
Total before income tax	10	53	167	176
Income tax provision	0	0	0	0
Net of tax	$10	$53	$167	$176

12.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of September 30, 2020, approximately $9,582 of anticipated foreign-denominated sales has been hedged, which is covered by fair value contracts settling at various dates through January 2022.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2020, approximately 40%, or $1,939, of anticipated copper purchases over the next seven months and 56%, or $425, of anticipated aluminum purchases over the next six months are hedged.

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

In the third quarter of 2019, the Corporation entered into purchase commitments to cover a portion of its anticipated natural gas usage for one of its subsidiaries. As of September 30, 2020, purchase commitments for approximately 75%, or $339, of anticipated natural gas usage for 2020 remain outstanding. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments equaled $313 and $1,028, respectively, for the three and nine months ended September 30, 2020, and $346 for the three and nine months ended September 30, 2019.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) equaled $58 and $1,269 for the three months ended September 30, 2020, and 2019, respectively, and $1,156 and $1,999 for the nine months ended September 30, 2020, and 2019, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2020	December 31, 2019
Fair value hedge contracts	Other current assets	$356	$677
	Other noncurrent assets	402	153
	Other current liabilities	155	0
Fair value hedged items	Receivables	(399)	(260)
	Other current assets	86	0
	Other current liabilities	54	323
	Other noncurrent liabilities	393	95

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2020, and 2019, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts recognized as comprehensive income (loss) and reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

Three Months Ended September 30, 2019	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$202	$0	$6	$196
Futures contracts – copper and aluminum	(96)	(134)	(59)	(171)
	$106	$(134)	$(53)	$25
Three Months Ended September 30, 2020
Foreign currency purchase contracts	$176	$0	$7	$169
Futures contracts – copper and aluminum	72	227	(17)	316
	$248	$227	$(10)	$485

Nine Months Ended September 30, 2019
Foreign currency purchase contracts	$216	$0	$20	$196
Futures contracts – copper and aluminum	(280)	(87)	(196)	(171)
	$(64)	$(87)	$(176)	$25
Nine Months Ended September 30, 2020
Foreign currency purchase contracts	$189	$0	$20	$169
Futures contracts – copper and aluminum	102	27	(187)	316
	$291	$27	$(167)	$485

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations	12 Months	2020	2019	2020	2019
Foreign currency purchase contracts	Depreciation and amortization	$28	$7	$6	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$316	$(17)	$(59)	$(187)	$(196)

13.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2020, and December 31, 2019, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2020
Investments
Other noncurrent assets	$4,034	$0	$0	$4,034
Foreign currency exchange contracts
Accounts receivable	0	(399)	0	(399)
Other current assets	0	442	0	442
Other noncurrent assets	0	402	0	402
Other current liabilities	0	209	0	209
Other noncurrent liabilities	0	393	0	393
As of December 31, 2019
Investments
Other noncurrent assets	$4,183	$0	$0	$4,183
Foreign currency exchange contracts
Accounts receivable	0	(260)	0	(260)
Other current assets	0	677	0	677
Other noncurrent assets	0	153	0	153
Other current liabilities	0	323	0	323
Other noncurrent liabilities	0	95	0	95

The investments held as other noncurrent assets represent assets held in a rabbi trust to provide benefits under a non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair values of the variable-rate IRB debt and borrowings under the Amended Credit Agreement approximate their carrying values. Additionally, the fair values of trade receivables and trade payables approximate their carrying values.

14.	Revenue

Net sales and income (loss) from continuing operations before income taxes by geographic area for the three and nine months ended September 30, 2020, and 2019, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$38,525	$45,997	$118,312	$144,895
Foreign	37,149	44,875	123,203	155,990
	$75,674	$90,872	$241,515	$300,885

	Income (Loss) from Continuing Operations Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$(331)	$(315)	$(1,762)	$(14,231)
Foreign	2,199	(479)	6,814	1,952
	$1,868	$(794)	$5,052	$(12,279)

Loss from continuing operations before income taxes for the U.S. operations for the nine months ended September 30, 2019, includes an impairment charge of $10,082 for the write-down of the Avonmore Plant to its estimated net realizable value. Income from continuing operations before income taxes for the foreign operations for the nine months ended September 30, 2019, includes bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy.

Net sales by product line for the three and nine months ended September 30, 2020, and 2019, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Forged and cast mill rolls	$52,080	$63,743	$165,502	$214,075
Forged engineered products	2,419	3,709	8,221	17,224
Heat exchange coils	6,499	6,586	19,879	20,397
Centrifugal pumps	8,580	9,202	26,888	27,272
Air handling systems	6,096	7,632	21,025	21,917
	$75,674	$90,872	$241,515	$300,885

15.	Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended September 30, 2020, and 2019, equaled $436 and $421, respectively, and for the nine months ended September 30, 2020, and 2019, equaled $913 and $965, respectively. There was no income tax benefit for any of the periods due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2020, and 2019 (claims not in thousands):

	Nine Months Ended September 30,
	2020	2019
Total claims pending at the beginning of the period	6,102	6,772
New claims served	769	1,014
Claims dismissed	(725)	(803)
Claims settled (1)	(278)	(282)
Total claims pending at the end of the period (2)	5,868	6,701
Gross settlement and defense costs paid in period (in 000’s) (3)	$21,699	$14,969
Avg. gross settlement and defense costs per claim resolved (in 000’s) (2)	$21.63	$13.80

(1)	Claims settled during the relevant period are not necessarily paid in the same period.
(2)

Included as “open claims” are 711 and 729 claims in 2020 and 2019, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

(3)

Increase in settlement and defense costs paid in the first nine months of 2020 over prior period is principally due to a high volume of settlement costs paid in current period but settled in prior periods and increase in defense cost invoices received in current period but incurred in prior periods.

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

The Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at September 30, 2020, was $185,934. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($121,584 at September 30, 2020).

The following table summarizes activity relating to insurance recoveries for the nine months ended September 30, 2020, and 2019.

	Nine Months Ended September 30,
	2020	2019
Insurance receivable – asbestos, beginning of the year	$136,932	$152,508
Settlement and defense costs paid by insurance carriers	(15,348)	(11,476)
Insurance receivable – asbestos, end of the period	$121,584	$141,032

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of $102 at September 30, 2020, is considered adequate based on information known to date.

18.    Business Segments

Presented below are the net sales and income (loss) from continuing operations before income taxes for the Corporation’s two business segments.

For the nine months ended September 30, 2019, the loss from continuing operations before income taxes of the FCEP segment includes bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy and an impairment charge of $10,082 associated with the anticipated sale of the Avonmore Plant. For the three and nine months ended September 30, 2019, other expense, including corporate costs, includes a net gain of $2,304 resulting from the curtailment of the defined benefit pension and other postretirement plans of ANR and special termination benefits associated with the sale of the Avonmore Plant and the cessation of all manufacturing operations at ANR. Additionally, for the three and nine months ended September 30, 2020, other expense, including corporate costs, includes a dividend received from one of the Corporation’s cast roll joint ventures of $1,200. By comparison, other expense, including corporate costs, for the nine months ended September 30, 2019, includes a dividend of $1,400.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Forged and Cast Engineered Products	$54,499	$67,452	$173,723	$231,299
Air and Liquid Processing	21,175	23,420	67,792	69,586
Total Reportable Segments	$75,674	$90,872	$241,515	$300,885
Income (loss) from continuing operations before income taxes:
Forged and Cast Engineered Products	$1,301	$(437)	$5,434	$(10,640)
Air and Liquid Processing	2,261	2,280	7,691	7,371
Total Reportable Segments	3,562	1,843	13,125	(3,269)
Other expense, including corporate costs	(1,694)	(2,637)	(8,073)	(9,010)
Total	$1,868	$(794)	$5,052	$(12,279)

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that the Corporation expects or anticipates will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19), profitability and anticipated expenses, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For the Corporation, these risks and uncertainties include, but are not limited to: cyclical demand for products and economic downturns; excess global capacity in the steel industry; increases in commodity prices or shortages of key production materials; consequences of global pandemics (including COVID-19); new trade restrictions and regulatory burdens associated with “Brexit”; inability of the Corporation to successfully restructure its operations; limitations in availability of capital to fund the Corporation’s operations and strategic plan; inability to satisfy the continued listing requirements of the New York Stock Exchange or NYSE American; potential attacks on information technology infrastructure and other cyber-based business disruptions; and those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by the Corporation, particularly in Item 1A, Risk Factors, in Part I of the Corporation’s latest Annual Report on Form 10-K, and Part II of this Quarterly Report on Form 10-Q. The Corporation cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future that the Corporation may not be able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, the Corporation assumes no obligation, and disclaims any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

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

Forged and Cast Engineered Products

The Forged and Cast Engineered Products (“FCEP”) segment produces forged-hardened steel rolls, cast rolls and open-die forged products. Forged-hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden and Slovenia and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world. The primary focus for this segment is continued diversification and development of its FEP portfolio and ongoing operational and efficiency improvements at its facilities.

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

Executive Overview

Liquidity

The Corporation continues to focus on improving its financial strength and reducing indebtedness. In July 2020, the Corporation repaid its $4,120 Industrial Revenue Bond upon maturity. In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. Additional proceeds may be received from the future exercise of the Series A warrants. Each warrant provides the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. A majority of the proceeds from the equity rights offering was used to repay remaining borrowings outstanding under the Corporation’s revolving credit facility providing availability for future capital expenditures, which are necessary to accelerate restructuring efforts and further improve the long-term cost structure and profitability of the Corporation, and general corporate purposes and obligations. At September 30, 2020, the Corporation reduced its debt to $32,598, a decrease of $38,259 from the balance as of December 31, 2019, of $70,857.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”), originating in Wuhan, China, and advised of the risks to the international community as the virus spread globally beyond its point of origin.

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such order. Despite the designation, the Corporation has periodically and temporarily idled certain operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders. However, it appears that demand has bottomed out during the second quarter of 2020 and volume may return to 2019 levels in the latter part of 2021, assuming no additional mass shutdowns due to COVID-19.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act and other similar programs offered in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

To date, in response to the pandemic, the Corporation has:

•	Periodically and temporarily idled certain of its forged and cast roll manufacturing facilities due to market conditions resulting in unabsorbed costs;
•	Furloughed employees, particularly within the FCEP segment;
•	Received approximately $2,800 in the form of subsidies and reimbursements for a portion of furloughed employee costs from certain foreign jurisdictions in which the Corporation operates;
•	Recognized approximately $1,000 of anticipated bad debts and slow-moving inventory reserves in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic;
•	Deferred employer-side social security payments and contributions to employee benefit plans;
•	Experienced unrealized losses on rabbi trust investments versus unrealized gains in the prior year; and
•

Recognized a discrete income tax benefit in the first quarter of 2020 of $3,502, upon enactment of the CARES Act, for the carryback of net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance the Corporation had previously established against its deferred income tax assets. The carryback of net operating losses resulted in a refund of income taxes previously paid of $3,502.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations, furloughing of certain of its employees and movements in the global foreign exchange and equity markets. Additionally, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. Management is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

Restructuring Efforts

During 2019, the Corporation undertook significant measures to return to profitability including:

•

Completing the sale of its cast roll manufacturing facility in Avonmore, Pennsylvania (“Avonmore Plant”) in September 2019, which eliminated excess capacity and net operating costs from its cost structure of approximately $685 and $4,572 (the “Excess Costs of Avonmore”) for the three and nine months ended September 30, 2020, respectively, when compared to the same periods of the prior year;

•

Completing the sale of ASW Steel, Inc. (“ASW”), an indirect subsidiary of the Corporation, which had net losses of $9,031 in 2019, through the date of sale, and required significant funding from the Corporation;

•	Implementing operational and efficiency improvements at its domestic forged roll facilities and commencing similar initiatives at its European cast roll operations in the second half of 2019; and
•	Completing select reductions in force across the organization which are expected to yield an annualized savings of approximately $4,000.

Air and Liquid Processing

With respect to the Air and Liquid Processing segment, Aerofin’s heat exchanger business is being adversely impacted by lower business activity in the commercial and industrial OEM markets. Buffalo Air Handling’s custom air handling business is experiencing steady demand; however, competitive pricing pressures continue. Buffalo Pumps’ specialty centrifugal pumps business is benefiting from steady demand from the marine defense and fossil fueled power generation markets. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity and continue to improve its sales distribution network.

Consolidated Results from Continuing Operations for the Three and Nine Months Ended September 30, 2020, and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales:
Forged and Cast Engineered Products	$54,499	$67,452	$173,723	$231,299
Air and Liquid Processing	21,175	23,420	67,792	69,586
Consolidated	$75,674	$90,872	$241,515	$300,885

Income (Loss) from Continuing Operations:
Forged and Cast Engineered Products	$1,301	$(437)	$5,434	$(10,640)
Air and Liquid Processing	2,261	2,280	7,691	7,371
Corporate costs	(3,384)	(3,183)	(8,682)	(10,683)
Consolidated	$178	$(1,340)	$4,443	$(13,952)

	September 30, 2020	December 31, 2019	September 30, 2019
Backlog:
Forged and Cast Engineered Products	$195,444	$270,737	$282,298
Air and Liquid Processing	64,341	50,594	52,821
Consolidated	$259,785	$321,331	$335,119

Net sales equaled $75,674 and $90,872 for the three months ended September 30, 2020, and 2019, respectively, and $241,515 and $300,885 for the nine months then ended. The decrease for each of the periods is principally attributable to a lower volume of shipments for the FCEP segment, due to deferral of deliveries by customers in the flat-rolled steel and aluminum markets, and reduced demand for FEP. A discussion of sales for the Corporation’s two segments is included below.

Backlog equaled $259,785 at September 30, 2020, versus $321,331 as of December 31, 2019, and $335,119 at September 30, 2019. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) as of September 30, 2020, generally are expected to ship within two years from the backlog reporting date. Prior to September 30, 2020, longer-term Navy orders for the Air and Liquid Processing segment were excluded from backlog. A discussion of backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was 78.6% and 83.1% for the three months ended September 30, 2020, and 2019, and 78.5% and 83.2% for the nine months ended September 30, 2020, and 2019, respectively. The improvement is principally associated with the FCEP segment which benefited from the elimination of the Excess Costs of Avonmore, lower raw material costs and, for the nine months ended September 30, 2020, improved pricing and product mix and receipt of business interruption insurance proceeds of $769 for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”). The improvement was partially offset by a lower volume of shipments of mill rolls and FEP and net unabsorbed costs associated with the periodic and temporary idling of certain of the Corporation’s forged and cast roll manufacturing facilities caused by the pandemic. For the Air and Liquid Processing segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales was comparable between the periods.

Selling and administrative expenses decreased by $920 for the three months ended September 30, 2020, when compared to the same period of the prior year, principally due to lower commissions and elimination of costs at the Avonmore Plant. Selling and administrative expenses decreased by $6,705 for the nine months ended September 30, 2020, when compared to the same period of the prior year, principally due to:

•

Lower bad debt expense of approximately $1,086 principally due to bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy in 2019 (the “Bad Debt Expense”) offset by expense of $490 in the current year for anticipated write-offs for customers in the oil and gas industry;

•

Lower professional fees and employee severance costs of approximately $1,989 associated with the Corporation’s restructuring efforts, which began in the first quarter of 2019, and ongoing cost containment initiatives;

•	Lower employee-related costs, in part, due to reduction-in-force actions completed in 2019;
•	Lower commissions of approximately $1,658 primarily due to the lower volume of FEP sales; and
•	Elimination of selling and administrative expenses at the Avonmore Plant of approximately $942.

Depreciation and amortization for the three months ended September 30, 2020, and 2019, were comparable. Depreciation and amortization for the nine months ended September 30, 2020, when compared to the same period of the prior year, decreased due to the write-down of the property, plant and equipment of the Avonmore Plant to its estimated net realizable value at March 31, 2019, which eliminated future depreciation expense for the Avonmore Plant.

Impairment charge recognized in the first quarter of 2019 of $10,082 represents the write-down of certain assets of the Avonmore Plant to their estimated net realizable value (the “Impairment Charge”).

Income (loss) from continuing operations equaled $178 and $4,443 for the three and nine months ended September 30, 2020, respectively, and compares to $(1,340) and $(13,952) for the same periods of the prior year. The current year-to-date period includes the Proceeds from Business Interruption Insurance Claim, whereas the prior year includes the Impairment Charge, the Bad Debt Expense, professional fees associated with the Corporation’s overall corporate restructuring plan and employee severance costs due to reductions in force of $561 and $1,653 for the three and nine months ended September 30, 2019, respectively, (the “Restructuring-Related Costs”), and the Excess Costs of Avonmore.

Net sales and operating results by segment

Forged and Cast Engineered Products

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$54,499	$67,452	$173,723	$231,299
Income (Loss) from Continuing Operations	$1,301	$(437)	$5,434	$(10,640)

	September 30, 2020	December 31, 2019	September 30, 2019
Backlog	$195,444	$270,737	$282,298

Net sales for the three and nine months ended September 30, 2020, decreased by $12,953 and $57,576, respectively, from the comparable prior year periods principally due to:

•

Lower volume of shipments of mill rolls, both forged and cast, as a result of customers temporarily deferring deliveries in response to the COVID-19 pandemic, which reduced net sales by approximately $13,300 and $59,200 for the three and nine months, respectively; and

•	Lower demand for FEP due principally to the depressed oil and gas industry, which reduced net sales by approximately $1,400 and $8,300 for the three and nine months, respectively; offset by
•

More favorable pricing and product mix for the nine months ended September 30, 2020, which improved sales by approximately $10,300 when compared to the same period of the prior year. Pricing and product mix were relatively comparable quarter to quarter.

Operating results improved $1,738 and $16,074 for the three and nine months ended September 30, 2020, respectively, when compared to the same periods of the prior year. Operating results for the prior year included:

•	The Impairment Charge recognized in the first quarter of 2019 of $10,082 to write down certain assets of the Avonmore Plant to their estimated net realizable value;
•

The Excess Costs of Avonmore of approximately $685 and $4,572 for the three and nine months ended September 30, 2019, respectively, which were eliminated in connection with the sale of Avonmore Plant in September 2019;

•	A portion of the Restructuring-Related Costs, or $683, for the nine months ended September 30, 2019, due to reductions in force; and
•	The Bad Debt Expense of $1,366 for the nine months ended September 30, 2019, for a cast roll customer who filed for bankruptcy in 2019.

By comparison, operating results for the current year include:

•	Proceeds from the Business Interruption Insurance Claim of $769 received in the first quarter of 2020; offset by
•	Charges for anticipated bad debts and slow-moving inventory reserves of approximately $1,000 in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic.

Operating results also fluctuated due to:

•

Unabsorbed costs largely due to the periodic and temporary idling of certain facilities and furloughing employees caused by the pandemic, a portion of which was offset by subsidies and reimbursements from certain foreign jurisdictions, resulting in a net negative impact on earnings of approximately $1,000 and $9,400 for the three and nine months ended September 30, 2020, respectively;

•

Lower volume of shipments which adversely impacted operating results for the nine months ended September 30, 2020, by approximately $5,200, but did not have a significant impact on quarterly results when compared to the prior year;

•

Changes in pricing and product mix favorably impacted earnings by approximately $6,600 for the nine months ended September 30, 2020, but did not have a significant impact on quarterly results when compared to the prior year;

•	Lower raw material costs which positively impacted operating results by approximately $900 and $4,400 for the three and nine months ended September 30, 2020, respectively; and
•

Lower selling and administrative expense of $400 and $3,300 for the three and nine months ended September 30, 2020, respectively, due to a lower cost structure attributable to restructuring efforts taken in the prior year and lower commissions associated with the lower volume of FEP sales.

Lower exchange rates for the current year periods, when compared to the same periods of the prior year, did not have a significant impact on sales or operating results.

Backlog equaled $195,444 at September 30, 2020, compared to $270,737 at December 31, 2019, and $282,298 at September 30, 2019. The decrease in backlog from earlier periods is principally due to lower backlog for forged and cast rolls as a result of customers postponing order placement given the uncertainty surrounding the pandemic. An overall increase in foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar and lower backlog for FEP due to lower demand also impacted the quarter-end backlog when compared to the other periods. At September 30, 2020, more than half of the backlog is expected to ship after 2020; however, as a result of the pandemic, customers could defer deliveries, which may result in a larger percentage of backlog being shipped after 2020.

Air and Liquid Processing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$21,175	$23,420	$67,792	$69,586
Income from Continuing Operations	$2,261	$2,280	$7,691	$7,371

	September 30, 2020	December 31, 2019	September 30, 2019
Backlog	$64,341	$50,594	$52,821

Net sales for the three and nine months ended September 30, 2020, decreased $2,245 and $1,794, respectively, from the same periods of the prior year with slightly lower sales for all three businesses. Operating income for the quarter was comparable to the prior year quarter and exceeded the prior year-to-date period, benefiting from product mix and savings generated by process improvement efforts at all three businesses. Backlog at September 30, 2020, improved to $64,341 from $50,594 at December 31, 2019, and $52,821 at September 30, 2019, principally due to higher order intake for centrifugal pumps and refinement of the measurement of backlog for longer-dated Navy pump orders. At September 30, 2020, the majority of the backlog is expected to ship after 2020. To date, the segment has operated without any significant disruption from the pandemic.

Investment-related income equaled $1,215 and $19 for the three months ended September 30, 2020, and 2019, and $1,327 and $1,419 for the nine months ended September 30, 2020, and 2019, respectively. The fluctuation is primarily due to the timing of dividends from one of the Corporation’s Chinese joint ventures. In the third quarter of 2020, the dividend equaled $1,173 versus $1,364 received in the second quarter of 2019.

Interest expense equaled $1,018 and $1,541 for the three months ended September 30, 2020, and 2019, and $3,228 and $4,035 for the nine months ended September 30, 2020, and 2019, respectively. The decrease is principally due to lower average borrowings outstanding under the revolving credit facility in 2020 compared to 2019.

Other income – net equaled $1,493 and $2,510 for the three and nine months ended September 30, 2020, respectively, compared to $2,068 and $4,289 for the same periods of the prior year, which included a net gain of $2,304 recognized in the third quarter of 2019 from the curtailment of the defined benefit pension and other postretirements plans of Akers National Roll (“ANR”), an indirect subsidiary of the Corporation, and special termination benefits associated with the sale of the Avonmore Plant and the cessation of all manufacturing operations at ANR. The remaining fluctuation between the periods is principally due to lower foreign exchange losses for the current year periods, and for the nine-month periods, offset by unrealized losses on rabbi trust investments in the current year versus unrealized gains in the prior year.

Income tax (provision) benefit for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. The income tax benefit recorded for the first nine months of 2020 includes an income tax benefit of $3,502 due to the CARES Act, which enabled the Corporation to carry back net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance it had previously established against its deferred income tax assets.

Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2019, represents the net loss associated with ASW.

Net income attributable to Ampco-Pittsburgh and income per common share for the nine months ended September 30, 2020, include an income tax benefit of $3,502, due to the enactment of the CARES Act, and the Proceeds from Business Interruption Insurance Claim, which had a combined positive impact on income per common share of $0.33. Net loss attributable to Ampco-Pittsburgh and loss per common share for the three and nine months ended September 30, 2019, include the Restructuring-Related Costs, the Excess Costs of Avonmore, net-of tax losses from discontinued operations, and, for the nine months ended September 30, 2019, the Impairment Charge and the Bad Debt Expense, which had a combined negative impact on loss per common share of $0.37 and $2.12, respectively.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income (loss) from continuing operations, which is calculated as income (loss) from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, and the Proceeds from Business Interruption Insurance Claim. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income (loss) from continuing operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from the adjusted income (loss) from continuing operations. In particular, the Corporation believes that exclusion of the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore which are not expected to continue following the sale of the Avonmore Plant, the Bad Debt Expense, and the Proceeds from Business Interruption Insurance Claim can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. Accordingly, the Corporation believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income (loss) from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income (loss) from continuing operations rather than income (loss) from continuing operations, which is the nearest GAAP equivalent. Among other things, the Excess Costs of Avonmore necessarily reflects judgments made by management in allocating manufacturing and operating costs between the Avonmore Plant and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant. Additionally, there can be no assurance that additional charges similar to the Impairment Charge, the Restructuring-Related Costs, and the Bad Debt Expense or benefits similar to the Proceeds from Business Interruption Insurance Claim will not occur in future periods.

The adjustments reflected in adjusted income (loss) from continuing operations are pre-tax. There is no tax impact associated with these adjustments due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdictions where the expenses or income are recognized.

The following is a reconciliation of income (loss) from continuing operations to non-GAAP adjusted income (loss) from continuing operations for the three and nine months ended September 30, 2020, and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) from continuing operations, as reported (GAAP)	$178	$(1,340)	$4,443	$(13,952)
Impairment Charge (1)	0	0	0	10,082
Restructuring-Related Costs (2)	0	561	0	1,653
Excess Costs of Avonmore (3)	0	685	0	4,572
Bad Debt Expense (4)	0	0	0	1,366
Proceeds from Business Interruption Insurance Claim (5)	0	0	(769)	0
Income (loss) from continuing operations, as adjusted (Non-GAAP)	$178	$(94)	$3,674	$3,721

(1)	Represents an impairment charge to record the Avonmore Plant to its estimated net realizable value in anticipation of its sale, which was completed in 2019.
(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to reductions in force.
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

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for continuing operations for the nine months ended September 30, 2020, and 2019, equaled $33,944 and $(8,194), respectively. The significant improvement between the periods is principally due to a lower investment in trade working capital and improved operating results. Although the Corporation recorded an impairment charge in 2019 associated with the anticipated sale of the Avonmore Plant, the charge was a non-cash charge and, accordingly, did not impact its net cash flows used in operating activities.

The decrease in accounts receivable at September 30, 2020, from December 31, 2019, is principally due to lower sales for the FCEP segment and improved collections. The decrease in inventories and accounts payable at September 30, 2020, from year-end 2019, is attributable to a lower volume of business activity primarily resulting from the economic slowdown caused by the pandemic. Deferred employer-side social security payments and contributions to employee benefit plans equaled $1,424 and $3,794, respectively, through September 30, 2020. Under the current provisions of the CARES Act, deferred social security payments will be due equally in December 2021 and December 2022, and deferred contributions to employee benefit plans will be due in January 2021.

Net cash flows (used in) provided by investing activities for continuing operations equaled $(5,782) and $1,026 for the nine months ended September 30, 2020, and 2019, respectively. Proceeds from the sale of ASW of $4,292 and the Avonmore Plant of $3,700 are included in the net cash flows provided by investing activities for the nine months ended September 30, 2019. Capital expenditures for each of the periods were comparable and related primarily to the FCEP segment. As of September 30, 2020, commitments for future capital expenditures approximated $5,000, which are expected to be spent over the next 12 – 18 months.

Net cash flows used in financing activities for continuing operations equaled $17,428 and $2,050 for the nine months ended September 30, 2020, and 2019, respectively. During the current year period, the Corporation repaid all borrowings outstanding under its revolving credit facility. A portion of the repayment was from proceeds from the equity rights offering completed in September 2020. Net proceeds from the equity rights offering equaled $18,150 (total gross proceeds of $19,279 less issuance costs of $1,129). In 2019, the Corporation repaid promissory notes (and interest) equaling $26,474 with additional borrowings under its revolving credit facility. Proceeds from the sale of ASW and the Avonmore Plant in 2019 of $7,992 were used to repay a portion of the borrowings under the revolving credit facility.

Net cash flows used in discontinued operations for the nine months ended September 30, 2019, represent the cash flows of ASW which was sold in September 2019.

As a result of the above, cash and cash equivalents increased by $11,320 during the first three quarters of 2020 and ended the period at $18,280 in comparison to $6,960 at December 31, 2019. As of September 30, 2020, the majority of the Corporation’s cash and cash equivalents is held by the Corporation’s foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

The revolving credit facility limits the amount of distributions made to upstream entities; however, the Corporation has not historically relied on or depended on distributions from the Corporation’s subsidiaries, and it is not expected to do so in the future.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational and capital expenditure requirements. As of September 30, 2020, remaining availability under the revolving credit facility approximated $55,800, net of standard availability reserves.

Litigation and Environmental Matters

See Note 16 and Note 17 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2019, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020.

(c)

Changes in Internal Control. There has been no change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The COVID-19 pandemic has significantly increased economic and demand uncertainty and could cause a sustained global recession. It has impacted, and may continue to have a prolonged and severe impact on, the Corporation’s results of operations, financial condition and cash flows. While the U.S. Department of Homeland Security guidance has identified the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, the Corporation has periodically and temporarily idled certain of its operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. Additionally, the FCEP segment has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders and significant reductions in demand. The Corporation also may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to its business or its supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets.

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

If the Corporation fails to maintain an effective system of internal controls, it may not be able to accurately determine its financial results or prevent fraud. As a result, the shareholders could lose confidence in the Corporation’s financial results, which could harm the business and the value of the Corporation’s securities.

Effective internal controls are necessary for the Corporation to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Corporation to evaluate and report on its internal controls over financial reporting. The Corporation’s internal controls and financial reporting are not subject to attestation by its independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act of 2010. The Corporation cannot be certain that it will be successful in maintaining adequate internal controls over its financial reporting and financial processes in the future. Because of the Corporation’s reliance on key personnel, the COVID-19 pandemic elevates this risk. The Corporation may in the future discover areas of its internal controls that need improvement. Furthermore, to the extent its business grows, the Corporation’s internal controls may become more complex, and the Corporation would require significantly more resources to ensure its internal controls remain effective. If the Corporation or its independent auditors discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market value of the Corporation’s securities. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Holders of Series A warrants will have no rights as holders of common stock until they exercise their Series A warrants and acquire common stock.

Until holders of the Corporation’s Series A warrants acquire shares of common stock upon exercise of such Series A warrants, they will have no rights with respect to the shares of common stock underlying such Series A warrants. Upon exercise of the Series A warrants, the holders thereof will be entitled to exercise the rights of holders of common stock only as to matters for which the record date occurs after the warrant exercise date.

The Corporation may be unable to maintain the listing of the Series A warrants on NYSE American, which would significantly limit the ability of the Corporation’s warrant holders to resell their Series A warrants.

Although the Series A warrants trade on the NYSE American, the Corporation may not be able to maintain the applicable listing standards for reasons that are outside of its control. Among other requirements, in order for the Series A warrants to be listed on NYSE American, there must be an aggregate of at least 50,000 Series A warrants. Satisfaction of NYSE American’s listing requirements therefore depends upon the extent to which warrant holders elect to exercise their Series A warrants. The Corporation cannot provide assurance that it will continue to meet these, or other, listing standards of NYSE American with respect to the Series A warrants.

Even if a market for the Series A warrants develops, the price of the Series A warrants may fluctuate, and liquidity may be limited. Holders of Series A warrants may be unable to resell their Series A warrants at a favorable price, or at all.

The market price of common stock may never exceed the exercise price of the Series A warrants.

The Series A warrants will be exercisable commencing on their date of issuance and expiring on August 1, 2025. The market price of common stock may never exceed the exercise price of the Series A warrants prior to their date of expiration. Any Series A warrants not exercised by their date of expiration will expire without residual value to holders.

The Corporation has not declared dividends since mid-2017 and does not expect to declare dividends in the future. Any return on investment may be limited to the value of the Corporation’s common stock.

The Corporation has not declared a cash dividend on its common stock since mid-2017 and does not anticipate doing so in the foreseeable future. The declaration and payment of dividends on its common stock will depend on earnings, financial condition and other business and economic factors affecting the Corporation at such time as its board of directors may consider relevant. If the Corporation does not pay dividends, its common stock may be less valuable because a return on investment in its securities will only occur if the Corporation’s stock price appreciates.

Because the Series A warrants are executory contracts, they may have no value in a bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against the Corporation, a bankruptcy court may hold that any then-unexercised Series A warrants are executory contracts subject to rejection by the Corporation with the approval of a bankruptcy court. As a result, even if the Corporation has sufficient funds, holders may not be entitled to receive any consideration for their Series A warrants or may receive an amount less than they would be entitled to if they had exercised their Series A warrants prior to the commencement of any such bankruptcy or reorganization proceeding.

The Corporation’s By-laws designate the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which its principal executive office is located as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its shareholders, which could discourage lawsuits against the Corporation and its directors and officers.

The Corporation’s By-laws provide that, unless it otherwise consents in writing, the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which its principal executive office is located will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Corporation, (b) any action asserting a claim of breach of a fiduciary duty owed to the Corporation or its shareholders by any director or officer, officer or other employee of its, (c) any action asserting a claim against the Corporation or against any of its directors, officers or other employees arising pursuant to any provision of the Pennsylvania Business Corporation Law of 1988 (or the PBCL) or its Articles of Incorporation or By-laws, (d) any action seeking to interpret, apply, enforce, or determine the validity of its Article of Incorporation or By-laws, or (e) any action asserting a claim against the Corporation or any director or officer or other employee of its governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act of 1933, as amended. This exclusive forum provision may limit the ability of its shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with the Corporation or its directors or officers, which may discourage such lawsuits against the Corporation and its directors and officers. Alternatively, if a court outside of Pennsylvania were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, the Corporation may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, results of operations and financial condition.

Items 2-5	None

Item 6	Exhibits

(3.1)	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)	Amended and Restated By-laws, incorporated by reference to Current Report on Form 8-K filed on December 23, 2015.

(3.3)	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(4.1)	Form of Series A Warrant Certificate, incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-1 filed on July 21, 2020.

(4.2)	Warrant Agreement between Ampco-Pittsburgh Corporation and Broadridge Corporate Issuer Solutions, Inc. with respect to Series A Warrants, dated September 22, 2020, filed herewith.
(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 16, 2020	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 16, 2020	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer