Form 10-K
period 2020-12-31
AMPCO PITTSBURGH CORP
filed 2021-03-26
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   ✓

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2020 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $16 million.

As of March 19, 2021, 18,847,828 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2021 Annual Meeting of Shareholders.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. Management’s Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Annual Report on Form 10-K, as well as the consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19), profitability and anticipated expenses, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will”, “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•	cyclical demand for products and economic downturns;
•	excess global capacity in the steel industry;
•	fluctuations of the value of the U.S. dollar relative to other currencies;
•	increases in commodity prices or shortages of key production materials;
•	consequences of global pandemics (including COVID-19);
•	changes in the existing regulatory environment;
•	new trade restrictions and regulatory burdens associated with “Brexit”;
•	inability to successfully restructure our operations;
•	limitations in availability of capital to fund our operations and strategic plan;
•	inoperability of certain equipment on which we rely;
•	work stoppage or another industrial action on the part of any of our unions;
•	liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries;
•	inability to satisfy the continued listing requirements of the New York Stock Exchange or NYSE American;
•	failure to maintain an effective system of internal controls;
•	potential attacks on information technology infrastructure and other cyber-based business disruptions; and
•	those discussed more fully elsewhere in this report, particularly in Item 1A, Risk Factors, in Part I of this Annual Report on Form 10-K.

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

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant.” The Corporation manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments, the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates the financial performance and makes resource allocation and strategic decisions about the business.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”), and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such order. Despite the designation, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. To date, the Air and Liquid Processing segment has successfully mitigated the negative impact on sales and operating income resulting from the pandemic.

Also, in 2020, the Corporation completed an equity rights offering for shares of its common stock and Series A warrants to existing shareholders for net proceeds of $18.1 million. A majority of the proceeds from the equity rights offering was used to repay borrowings under the Corporation’s revolving credit facility.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Engineered Products Segment

The FCEP segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Åkers Sweden AB produces cast rolls in a variety of iron and steel qualities for hot strip finishing mills, roughing mills, plate mills and medium/heavy section mills. It is located in Åkers Styckebruk, Sweden.

Åkers Valji Ravne d.o.o. produces forged rolls for cluster mills and Z-Hi mills, work rolls for narrow and wide strip and aluminum mills, back-up rolls for narrow strip mills, and leveling rolls and shafts. It is located in Ravne, Slovenia.

Alloys Unlimited Processing, LLC is a distributor of tool steels and alloys and carbon round bar. It is located in Austintown, Ohio.

The segment’s three joint venture companies in China include:

Shanxi Åkers TISCO Roll Co. Ltd. is a joint venture between Taiyuan Iron and Steel Co Ltd. and Åkers AB, a non-operating subsidiary of Union Electric Steel Corporation, that produces cast rolls for hot strip mills, steckel mills and medium plate mills. It is located in Taiyuan, Shanxi Province, China. Åkers AB holds a 59.88% interest in the joint venture.

Masteel Gongchang Roll Co., Ltd. is a joint venture among Union Electric Steel Corporation, Magang (Group) Holding Co., Ltd. and Jiangsu Gongchang Roll Joint-Stock Co., Ltd. that produces large forged backup rolls for hot and cold strip mills. It is located in Maanshan, Anhui Province, China. Union Electric Steel (Hong Kong) Limited, a non-operating subsidiary of Union Electric Steel Corporation, holds a 33% interest in the joint venture.

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

Buffalo Pumps Division of Air & Liquid Systems Corporation manufactures centrifugal pumps for the fossil fueled power generation, marine defense and industrial refrigeration industries, and is located in North Tonawanda, New York.

Products

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users located throughout the world. Products are delivered directly to the customer via third-party carriers or customer-arranged transportation. For additional information on the products produced and financial information about each segment, see Note 17, Revenue, and Note 24, Business Segments, to the Consolidated Financial Statements.

Raw Materials

Raw materials used in both segments are generally available from many sources and neither segment is dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by each segment are subject to significant variations in price. The Corporation’s subsidiaries generally do not purchase or commit for the purchase of a major portion of raw materials significantly in advance of the time they require such materials but do make forward commitments for certain commodities (copper and aluminum). See Note 15, Derivative Instruments, to the Consolidated Financial Statements

Patents and Trademarks

While the Corporation and its subsidiaries hold certain patents, trademarks and licenses, in the opinion of the Corporation, they are not material to either segment.

Backlog

The backlog of orders at December 31, 2020, was approximately $246 million compared to a backlog of $321 million at year-end 2019. The reduction in backlog is attributable to the FCEP segment due to customers postponing order placement given the uncertainty surrounding the COVID-19 pandemic and several of the FCEP segment’s largest customers adjusting their ordering patterns. The reduction is not a reflection of any loss of market share. Approximately 8% of the backlog is expected to be released after 2021.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, that its subsidiaries are significant participants in each of the niche markets that they serve. Competition in both segments is based on quality, service, price, and delivery.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2020 and are not expected to be material in 2021.

Employees and Human Capital Management

Employees

On December 31, 2020, the Corporation and its subsidiaries had 1,533 active employees worldwide, of which approximately 50% are employed in the United States and approximately 50% are outside the United States. Approximately one-third of the Corporation’s employees are covered by collective bargaining agreements or works councils.

Oversight

The Compensation Committee of the Board of Directors maintains oversight of the Corporation’s human capital management strategies that it may deem important to the long-term sustainability of the Corporation.

Key Areas of Focus for the Corporation

Health and Safety – The Corporation’s health and safety program is designed around the regulations associated with the specific hazards and unique working environments of the Corporation’s manufacturing and headquarter operations. The Corporation requires all of its locations to perform regular safety audits to ensure compliance with the safety program. Leading indicators, such as reporting and training of all near-miss events, are used to identify risks for potential future incidents. Lagging indicators, such as OSHA recordable rates and lost time incidence rates, are used to measure achievement of safety metrics, both of which statistically improved in 2020 over 2019.

Diversity and Inclusion – The Corporation tracks various metrics such as turnover, absenteeism and diversity. The Corporation has developed strategies to ensure that employees of diverse backgrounds and perspectives enjoy a culture of mutual respect, inclusiveness and teamwork in an environment which values diversity.

AVAILABLE INFORMATION

The Corporation files annual, quarterly and current reports; amendments to those reports; proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may access and read the Corporation’s filings without charge through the SEC’s website at www.sec.gov.

The Corporation’s internet address is www.ampcopittsburgh.com. The Corporation makes available, free of charge on its internet website, access to these reports as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The information on the Corporation’s website is not part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS

The name, age, position with the Corporation, and business experience for at least the past five years of the Executive Officers(1) of the Corporation are as follows:

J. Brett McBrayer (age 55). Mr. McBrayer has served as the Corporation’s Chief Executive Officer since July 2018. He previously served as President and Chief Executive Officer at Airtex Products and ASC Industries, a global manufacturer and distributor of automotive aftermarket and OEM fuel and water pumps, from 2012 to 2017. Airtex Products and ASC Industries, together with its parent company, UCI International LLC, and affiliated companies filed for bankruptcy protection in June 2016, successfully emerging in December 2016. Mr. McBrayer also served as Vice President and General Manager of the Alcan Cable business at Rio Tinto Alcan, as Vice President and General Manager of the Specialty Metals Division at Precision Cast Parts Corporation, and held positions of various responsibility and leadership during his 20 years with Alcoa, Inc. Mr. McBrayer received a Bachelor of Science in Industrial Engineering from the University of Tennessee and a Master of Arts in Applied Behavioral Science from Bastyr University.

Rose Hoover (age 65). Ms. Hoover has been employed by the Corporation for more than forty years. She has served as President and Chief Administrative Officer of the Corporation since August 2015.

Michael G. McAuley (age 57). Mr. McAuley has served as Senior Vice President, Chief Financial Officer and Treasurer of the Corporation since March 2018 and as Vice President, Chief Financial Officer and Treasurer since April 2016. Previously, he served as Senior Vice President and Chief Financial Officer of RTI International Metals, Inc., a producer of titanium mill products and fabricated metal components, from July 2014 to October 2015.

Samuel C. Lyon (age 52). Mr. Lyon has served as President of Union Electric Steel Corporation since February 2019. He previously served as Vice President and Group President of Performance Engineered Products at Carpenter Technology Corporation, a developer, manufacturer and distributor of stainless steels and corrosion-resistant alloys, from July 2017 to January 2019.  Prior to that, he served as Vice President and General Manager of Dynamet Incorporated, the titanium business unit of Carpenter Technology, from October 2016 to June 2017, and as Chief Operating Officer of UCI-Pumps business of UCI-Fram, an OEM and after-market automotive parts supplier, from March 2013 to September 2016.

Terrence W. Kenny (age 61). Mr. Kenny has been employed by the Corporation for more than thirty-five years. He has served as President of the Air & Liquid Systems Corporation for more than ten years.

(1)	Officers serve at the discretion of the Board of Directors of the Corporation and none of the listed individuals serves as a director of another public company.

ITEM 1A. RISK FACTORS

Our business, results of operations and financial condition, and investment in our securities are subject to a number of risks. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions. The COVID-19 pandemic has led to general uncertainty and adverse changes in global economic conditions and has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed herein. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business, consolidated financial condition, results of operations, and the value of any investment in our securities.

Risks Related to Our Business and Industry

Cyclical demand for products and economic downturns could reduce the demand for, and sales of, our products, which could adversely affect our margins and profitability.

A significant portion of the FCEP segment’s sales consists of mill rolls to customers in the global steel and aluminum industry that can be periodically impacted by economic or cyclical downturns. Such downturns, the timing and length of which are difficult to predict, may reduce the demand for, and sales of, our forged and cast rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other competing roll producers lower selling prices in the marketplace in order to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on financial results. In addition, sales of non-roll product, specifically open-die forged product for the oil and gas industry, are impacted by fluctuations in global energy prices.

Excess global capacity in the steel industry could lower prices for our products, which could adversely affect our sales, margins and profitability, as well as collectability of receivables and salability of in-process inventory.

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

We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, including trade policies and tax regimes. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators, whether prompted by changes in government administrations or otherwise. These laws, regulations and policies, and changes thereto, may result in restrictions or limitations to our current operational practices and processes and product/service offerings which could negatively impact our current cost structure, revenue streams, future tax obligations, the value of our deferred income tax assets, cash flows, and overall financial position.

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

On June 23, 2016, voters in the United Kingdom (the “U.K.”) approved a referendum to exit from the European Union (the “E.U.”), commonly known as “Brexit.” The U.K left the E.U. on January 31, 2020. The E.U. and the U.K. agreed upon the terms of an agreement which sets out the terms of the U.K.’s withdrawal from the E.U. and includes a transitional period. The transitional period ended December 31, 2020, without the U.K. entering into trade agreements with several of its primary trading partners, including the E.U. Since trade between the E.U. and U.K. may be subject to tariffs and other restrictions, the effects of Brexit may from time to time cause volatility in the global stock markets, currency exchange rate fluctuations, effects on cross border trade and labor, and political and regulatory uncertainty in the U.K. and across Europe generally. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications of the U.K. leaving the E.U. with no trade agreements in place would have in the near- and long-term and how such withdrawal would affect our financial condition, results of operations and cash flows.

We may not be able to achieve expected benefits of restructuring our operations or consummating future divestitures of operations which become non-core to our portfolio.

We may, from time to time, divest businesses that become less of a strategic fit within our core portfolio or restructure operations to improve our operating results. Our profitability may be impacted by gains or losses on the sale or restructuring of such businesses and our level of expected cost savings from restructuring actions may not materialize. Additionally, we may be required to record asset impairment or restructuring charges related to these businesses and may in the future become responsible for liabilities which materialize post-divestiture. These issues may adversely impact our financial position, liquidity and results of operations.

We could face limitations in availability of capital to fund our strategic plans, including plant and equipment modernization. Additionally, deterioration in our credit profile or increases in interest rates could increase our costs of borrowing and further limit our access to the capital markets and commercial credit.

We are parties to a Revolving Credit and Security Agreement (as amended, the “Credit Agreement”), a senior secured asset-based revolving credit facility collateralized by a first priority perfected security interest in substantially all of our assets. The Credit Agreement provides for borrowings not to exceed $92.5 million but restricts us from incurring additional indebtedness outside of the Credit Agreement, unless otherwise approved by the banks. The Credit Agreement is subject to various affirmative and negative covenants and contains various sub-limits, including those based on type of collateral and borrowings by geographic region. If the financial covenants become difficult to meet or if our borrowing needs increase beyond the prescribed limits, our results of operations and liquidity may be materially adversely affected. In addition, changes in our credit profile could cause less favorable commercial terms for the procurement of materials required to manufacture our products, which also could have a negative impact on our results of operations and liquidity. Further, our access to public debt markets is limited based on our size, credit profile and not being a well-known seasoned issuer, which may result in limitations in availability of capital to fund our strategic plans including plant and equipment modernization.

We have significant international operations and sales, and face risks related to global health epidemics such as the coronavirus.

Outbreaks of contagious diseases and other adverse public health developments in countries where we operate could have a material and adverse effect on our business, financial condition and results of operations. For example, the outbreak of a novel strain of coronavirus resulted in significant local governmental measures being implemented to control the spread of the virus, including restrictions on manufacturing and the movement of employees in many regions of the country. The coronavirus has had a significant impact on our business and our financial results and recovery depends on future developments, which remain highly uncertain. Future pandemics may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn, and also adversely impacting our sales and results of operations.

The COVID-19 pandemic has caused disruptions in manufacturing industries.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and could cause a sustained global recession. It has impacted, and may continue to have a prolonged and severe impact on, our results of operations, financial condition and cash flows. While the U.S. Department of Homeland Security guidance has identified our domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, we have had to periodically and temporarily idled certain operations of our FCEP segment and, consequently, furloughed certain of our employees in response to market conditions. Additionally, the FCEP segment has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders and significant reductions in demand. We also may experience long-term disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities that are critical to our business or our supply chains. We may also incur higher write-offs of accounts receivables and impairment charges on our asset values, including property, plant and equipment and intangible assets.

The COVID-19 pandemic also could adversely affect our liquidity and ability to access the capital markets. Additionally, government stimulus programs available to us, our customers, or our suppliers, may prove to be insufficient or ineffective. Furthermore, in the event that the impact from the COVID-19 pandemic causes us to be unable to maintain a certain level of excess availability under our revolving credit facility, our availability of funds may become limited, or we may be required to renegotiate the facility on less favorable terms. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could materially adversely affect our results of operations, financial condition and cash flows.

Although our internal control over financial reporting has not been impacted to date, the COVID-19 pandemic could negatively affect it in the future if infections within our workforce are significant or our workforce is required to work from home on a longer term or permanent basis thereby requiring new processes, procedures, and controls to respond to changes in our business environment. We may be susceptible to increased litigation related to, among other things, the financial impacts of the pandemic on our business, our ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the health crisis, or litigation related to individuals contracting COVID-19 as result of alleged exposures on our premises.

While we have been impacted by the effect of the COVID-19 pandemic – see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, the full extent to which the COVID-19 pandemic will affect our operations, and the industries in which we operate, remains uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration, severity, speed and scope of the pandemic, the length of time required for demand to return and normal economic and operating conditions to resume. The impact of the COVID-19 pandemic also may have the effect of exacerbating many of the other risks described herein.

Risks Related to Ownership of Our Securities

Actions of activist shareholders with respect to us or our securities could be disruptive and potentially costly and the possibility that activist shareholders may contest, or seek changes that conflict with, our strategic direction could cause uncertainty about the strategic direction of our business.

Activist shareholders may from time to time attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed. While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of our shareholders, including activist shareholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all shareholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because: (i)  responding to actions by activist shareholders can disrupt our operations, be costly and time-consuming, and divert the attention of our Board and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition; (ii) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make  it more difficult to attract and retain qualified personnel and business partners; and (iii) these types of actions could cause significant fluctuations in our stock price due to factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We may not continue to satisfy the continued listing requirements of the New York Stock Exchange and NYSE American for our common stock and Series A warrants, respectively.

Our common stock is currently listed on the New York Stock Exchange and our Series A warrants are listed on NYSE American, each of which imposes both objective and subjective requirements for continued listing.

Continued listing criteria of the New York Stock Exchange applicable to our common stock include our financial condition, market capitalization and shareholders’ equity.  Specifically, the New York Stock Exchange requires a company with common equity listed on its exchange to maintain average global market capitalization over a consecutive 30 trading-day period of at least $50 million or maintain shareholders’ equity of at least $50 million. Our common stock’s average-global market capitalization over the 30 trading-day period ended December 31, 2020, was $93.7 million and our total Ampco-Pittsburgh shareholders’ equity was $76.6 million as of December 31, 2020. Should we receive a notice of non-compliance, the New York Stock Exchange may allow up to an 18-month cure period if we present a plan to become compliant, with adequate strategic actions and progress reporting satisfactory to the New York Stock Exchange. If the New York Stock Exchange determines that our common stock fails to satisfy the requirements for continued listing or we continue to fail to meet listing criteria, our common stock could be de-listed from the New York Stock Exchange, which could impact potential liquidity for our shareholders.

Continued listing criteria of the NYSE American applicable to our Series A warrants include our financial condition, market capitalization and shareholders’ equity.  Among other requirements, for the Series A warrants to be listed on NYSE American, there must be an aggregate of at least 50,000 Series A warrants. Satisfaction of NYSE American’s listing requirements therefore depends upon the extent to which warrant holders elect to exercise their Series A warrants. We cannot provide assurance that we will continue to meet these, or other, listing standards of NYSE American with respect to the Series A warrants. Additionally, the price of the Series A warrants may fluctuate, and liquidity may be limited. Holders of Series A warrants may be unable to resell their Series A warrants at a favorable price, or at all.

Holders of Series A warrants will have no rights as holders of common stock until they exercise their Series A warrants and acquire common stock.

Until holders of our Series A warrants acquire shares of common stock upon exercise of such Series A warrants, they will have no rights with respect to the shares of common stock underlying such Series A warrants. Upon exercise of the Series A warrants, the holders thereof will be entitled to exercise the rights of holders of common stock only as to matters for which the record date occurs after the warrant exercise date.

The market price of our common stock may not exceed the exercise price of the Series A warrants at such time as the holder desires to exercise such Series A warrants.

The Series A warrants are exercisable through August 1, 2025. The market price of our common stock may not exceed the exercise price of the Series A warrants at such times prior to their date of expiration that the holder desires to exercise such warrants. Any Series A warrants not exercised by their date of expiration will expire without residual value to holders.

We have not declared dividends since mid-2017 and do not expect to declare dividends in the future. Any return on the investment in our common stock may be limited to the value of our common stock.

We have not declared a cash dividend on our common stock since mid-2017 and do not anticipate doing so in the foreseeable future. The declaration and payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment in our securities will only occur if the value of our stock price appreciates.

Because the Series A warrants are executory contracts, they may have no value in a bankruptcy or reorganization proceeding.

In the event a bankruptcy or reorganization proceeding is commenced by or against us, a bankruptcy court may hold that any then-unexercised Series A warrants are executory contracts subject to rejection by us with the approval of a bankruptcy court. As a result, even if we have sufficient funds, holders may not be entitled to receive any consideration for their Series A warrants or may receive an amount less than they would be entitled to if they had exercised their Series A warrants prior to the commencement of any such bankruptcy or reorganization proceeding.

General Risk Factors

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

If we fail to maintain an effective system of internal control, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm the business and the value of our securities.

Effective internal control is necessary to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. Our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Act of 2010. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes in the future. Because our internal control relies on the judgments and determinations of key personnel, the COVID-19 pandemic elevates this risk. We may in the future discover areas of our internal control that need improvement. Furthermore, to the extent our business grows, our internal control may become more complex, and we would require significantly more resources to ensure our internal control remains effective. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market value of our securities. Additionally, the existence of any material weakness could require us to devote significant time and incur significant expense to identify and remediate any such material weaknesses and we may not be able to remediate any such material weaknesses in a timely manner.

Our By-laws designate the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which our principal executive office is located as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could discourage lawsuits against us and our directors and officers.

Our By-laws provide that, unless we otherwise consent in writing, the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which our principal executive office is located will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any director or officer, officer or other employee of ours, (c) any action asserting a claim against us or against any of our directors, officers or other employees arising pursuant to any provision of the Pennsylvania Business Corporation Law of 1988 (or the PBCL) or our Articles of Incorporation or By-laws, (d) any action seeking to interpret, apply, enforce, or determine the validity of our Article of Incorporation or By-laws, or (e) any action asserting a claim against the us or any director or officer or other employee of ours governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or the Securities Act of 1933, as amended. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Pennsylvania were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Corporation has no unresolved staff comments.

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment, all of which are owned unless otherwise noted, are listed below. In addition, the Corporation has sales offices located in several foreign countries. See Note 4, Property, Plant and Equipment, and Note 9, Debt, to the Consolidated Financial Statements for disclosure of properties held as collateral.

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

The FCEP segment’s facilities operated within 70% to 80% of their normal capacity during 2020. The facilities of the Air and Liquid Processing segment operated within 60% to 70% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions, such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, inventory taking and, for 2020, the periodic and temporary idling of certain operations of the FCEP segment resulting from the COVID-19 pandemic. The number of work shifts is also taken into consideration. If normal capacity was not adjusted for the periodic and temporary idling of certain operations due to the COVID-19 pandemic, the FCEP segment would have operated within 60% to 70% of normal capacity.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

See Note 20, Litigation, to the Consolidated Financial Statements.

ENVIRONMENTAL

See Note 22, Environmental Matters, to the Consolidated Financial Statements.

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

In September 2020, the Corporation completed an equity rights offering, pursuant to which the Corporation offered to existing shareholders the right to purchase a unit consisting of common stock and a Series A warrant. The Series A warrants are traded on the NYSE American Exchange (symbol AP WS).

The number of registered shareholders at December 31, 2020, and 2019, equaled 376 and 375, respectively.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

(in thousands, except per share amounts)

EXECUTIVE OVERVIEW

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

Liquidity

The Corporation continues to focus on improving its financial strength and reducing indebtedness. In July 2020, the Corporation repaid its $4,120 Industrial Revenue Bond upon maturity. In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. Additional proceeds may be received from the future exercise of the Series A warrants. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. A majority of the proceeds from the equity rights offering was used to repay remaining borrowings outstanding under the Corporation’s revolving credit facility providing availability for future capital expenditures, which are necessary to accelerate restructuring efforts and further improve the long-term cost structure and profitability of the Corporation, and general corporate purposes and obligations. At December 31, 2020, the Corporation reduced its debt to $37,243, a decrease of $33,614 from its December 31, 2019, balance of $70,857.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally.

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. Despite the designation, the Corporation has periodically and temporarily idled certain operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders. However, it appears that demand bottomed out during the second quarter of 2020 and volume may return to 2019 levels in the latter part of 2021, assuming no additional mass shutdowns due to COVID-19. To date, the Air and Liquid Processing segment has successfully mitigated the negative impact on sales and operating income resulting from the pandemic.

On March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act and other similar programs offered domestically and in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

To date, in response to the pandemic, the Corporation has:

•	Periodically and temporarily idled certain of its forged and cast roll manufacturing facilities due to market conditions resulting in unabsorbed costs;
•	Furloughed employees, particularly within the FCEP segment;
•	Received approximately $4,200 in the form of subsidies and reimbursements for a portion of furloughed employee costs from certain foreign jurisdictions in which the Corporation operates;
•	Recognized approximately $1,000 of anticipated bad debts and slow-moving inventory reserves in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic;
•	Deferred contributions to employee benefits plans until the end of 2020, and employer-side social security payments of $2,163 to the end of 2021 and 2022; and
•

Recognized a discrete income tax benefit of $3,502, upon enactment of the CARES Act, for the carryback of net operating losses to an earlier period, at a higher tax rate, thereby releasing a portion of the valuation allowance the Corporation had previously established against its deferred income tax assets. The carryback of net operating losses resulted in a refund of income taxes previously paid of $3,502.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations, furloughing of certain of its employees and movements in the global foreign exchange and equity markets. Additionally, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Restructuring Efforts

During 2019, the Corporation undertook significant measures to return to profitability, which helped to offset some of the adverse effects stemming from the pandemic. Restructuring efforts included:

•

Completing the sale of certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of the Corporation located in Avonmore, Pennsylvania (“Avonmore Plant”) in September 2019, which eliminated excess capacity and net operating costs from the Corporation’s cost structure of approximately $4,572 (the “Excess Costs of Avonmore”);

•	Completing the sale of ASW Steel, Inc. (“ASW”), an indirect subsidiary of the Corporation, which had net losses of $9,085 in 2019 and required significant funding;
•	Implementing operational and efficiency improvements at its domestic forged roll facilities and commencing similar initiatives at its European cast roll operations in the second half of 2019; and
•	Completing selected reductions in force across the organization, which yielded an annualized savings of approximately $4,000.

The Segments

The FCEP segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

Roll market conditions improved late in 2020 as steel demand and pricing began to show signs of recovering from the COVID-related downturn earlier in the year. The oil and gas market also showed signs of improvement and demand increased starting toward the end of the third quarter of 2020. The primary focus for this segment is diversification and development of its forged engineered products for use in other industries and ongoing operational and efficiency improvements at its facilities.

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

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2020		2019
Net Sales:
Forged and Cast Engineered Products	$237,889	72%	$305,630	77%
Air and Liquid Processing	90,655	28%	92,274	23%
Consolidated	$328,544	100%	$397,904	100%
Income (Loss) from Continuing Operations:
Forged and Cast Engineered Products (1)	$8,621		$(6,130)
Air and Liquid Processing	10,133		10,002
Corporate costs	(12,308)		(14,780)
Consolidated	$6,446		$(10,908)
Backlog:
Forged and Cast Engineered Products	$191,919	78%	$270,737	84%
Air and Liquid Processing	54,212	22%	50,594	16%
Consolidated	$246,131	100%	$321,331	100%
(1)

Income (loss) from continuing operations for the Forged and Cast Engineered Products segment for 2019 includes an impairment charge of $10,082 to record the Avonmore Plant at its estimated net realizable value less costs to sell.

Net sales equaled $328,544 and $397,907 for 2020 and 2019, respectively. The decrease is principally attributable to a lower volume of shipments for the FCEP segment, due to deferral of deliveries by customers in the flat-rolled steel and aluminum markets, and reduced demand for FEP. A discussion of sales by segment is included below.

Backlog equaled $246,131 at December 31, 2020, versus $321,331 as of December 31, 2019. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) as of September 30, 2020, generally are expected to ship within two years from the backlog reporting date. Prior to September 30, 2020, longer-term Navy orders for the Air and Liquid Processing segment were excluded from backlog. Approximately 8% of the backlog is expected to be released after 2021. A discussion of backlog by segment is included below.

Gross margin, excluding depreciation and amortization, as a percentage of net sales was 21.6% and 18.0% for 2020 and 2019, respectively. The improvement is principally associated with the FCEP segment which benefited from the elimination of the Excess Costs of Avonmore, lower raw material costs and improved pricing and product mix. The improvement was partially offset by a lower volume of shipments of mill rolls and FEP, net unabsorbed costs due in part to the periodic and temporary idling of certain of the forged and cast roll manufacturing operations caused by the pandemic and lower business interruption insurance proceeds in 2020 than in 2019 for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”). For the Air and Liquid Processing segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales was comparable between the periods.

Selling and administrative expenses totaled $45,542 (13.9% of net sales) and $53,643 (13.5% of net sales) for 2020 and 2019, respectively. The decrease of $8,101 is primarily due to the net of:

•	Lower bad debt expense of approximately $1,229 principally due to bad debt expense of $1,366 for a cast roll customer who filed for bankruptcy in 2019 (the “Bad Debt Expense”);
•

Lower professional fees and employee severance costs of approximately $2,719 associated with the Corporation’s restructuring efforts, which began in the first quarter of 2019, and ongoing cost containment initiatives;

•	Lower employee-related costs, in part, due to reduction-in-force actions completed in 2019;
•	Lower commissions of approximately $1,937 primarily due to the lower volume of FEP sales; and
•	Elimination of selling and administrative expenses at the Avonmore Plant of approximately $704.

Depreciation and amortization equaled $18,575 and $18,967 for 2020 and 2019, respectively. The decrease is due to the write-down of the property, plant and equipment of the Avonmore Plant to its estimated net realizable value at March 31, 2019, which eliminated future depreciation expense for the Avonmore Plant.

Impairment charge of $10,082 in 2019 represents the write-down of the Avonmore Plant to its estimated net realizable value less costs to sell (the “Impairment Charge”).

Charge for asbestos litigation of $283 in 2020 represents a charge for the potential insolvency of an asbestos-related insurance carrier (the “Asbestos-Related Charge”).

Investment-related income equaled $1,396 and $1,417 for 2020 and 2019, respectively, and represents primarily dividends received from one of the Corporation’s Chinese joint ventures.

Interest expense equaled $4,114 and $5,342 for 2020 and 2019, respectively. The decrease is principally due to lower average borrowings outstanding under the revolving credit facility in 2020 compared to 2019 and repayment of promissory notes in March 2019.

Other income – net equaled $4,972 and $6,466 for 2020 and 2019, respectively. The prior year includes a net gain of $2,304 resulting from the curtailment of the defined benefit pension and other postretirement plans of ANR and special termination benefits associated with the sale of the Avonmore Plant. The remaining fluctuation between the years is principally due to lower foreign exchange losses in the current year.

Income tax benefit (provision) equaled $470 and $(2,108) for 2020 and 2019, respectively, and includes income tax provisions associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since the entities remain in a three-year cumulative loss position. The income tax benefit recorded in 2020 includes an income tax benefit of $3,502 due to the CARES Act, which enabled the carryback of net operating losses to an earlier period at a higher tax rate and the release of a portion of the valuation allowance previously established against the deferred income tax assets of the Corporation.

Loss from discontinued operations, net of tax for 2019 of $9,085 represents the net loss associated with ASW. The anticipated sale of ASW represented a strategic shift that would have a major favorable impact on the Corporation’s operations and financial results and, accordingly, was accounted for as a discontinued operation in accordance with the requirements of ASC 205, Presentation of Financial Statements.

Net income attributable to Ampco-Pittsburgh and income per common share for 2020 include an income tax benefit of $3,502, due to the enactment of the CARES Act, the Proceeds from Business Interruption Insurance Claim and the Asbestos-Related Charge, which had a combined net positive impact on income per common share of $0.28. Net loss attributable to Ampco-Pittsburgh and loss per common share for 2019 include the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, and the Proceeds from Business Interruption Insurance Claim, which had a combined negative impact on net loss from continuing operations of $16,567, or $1.32 per common share.

Non-GAAP Financial Measures

The Corporation presents below non-GAAP adjusted income from continuing operations, which is calculated as income (loss) from continuing operations, excluding the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, the Bad Debt Expense, the Proceeds from Business Interruption Insurance Claim, and the Asbestos-Related Charge for each of the years, as applicable. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation presents non-GAAP adjusted income from continuing operations for each of the years because it is a key measure used by the Corporation’s management and its Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time in nature, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from adjusted income from continuing operations. In particular, the Corporation believes that the exclusion of the Impairment Charge, the Restructuring-Related Costs, the Excess Costs of Avonmore, which are not expected to continue following the sale of the Avonmore Plant, the Bad Debt Expense, the Proceeds from Business Interruption Insurance Claim, and the Asbestos-Related Charge can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. Accordingly, the Corporation believes that this non-GAAP financial measure provides useful information to investors and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation in its financial and operational decision-making.

Adjusted income from continuing operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from continuing operations rather than income (loss) from continuing operations, which is the nearest GAAP equivalent. Among other things, the Excess Costs of Avonmore, which is excluded from the adjusted non-GAAP financial measure, necessarily reflects judgments made by the Corporation in allocating manufacturing and operating costs between the Avonmore Plant and its other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant. There can be no assurance that additional charges similar to the Impairment Charge, the Restructuring-Related Costs, the Bad Debt Expense, the Proceeds from Business Interruption Insurance Claim, and the Asbestos-Related Charge will not occur in future periods.

The adjustments reflected in adjusted income from continuing operations are pre-tax. There is no significant tax impact associated with these adjustments due to the Corporation having a valuation allowance recorded against a substantial majority of its deferred income tax assets for the jurisdictions where the expenses are recognized.

The following is a reconciliation of income (loss) from continuing operations to non-GAAP adjusted income from continuing operations for 2020 and 2019, respectively:

	2020	2019
Income (loss) from continuing operations, as reported (GAAP)	$6,446	$(10,908)
Impairment Charge (1)	0	10,082
Restructuring-Related Costs (2)	0	2,350
Excess Costs of Avonmore (3)	0	4,572
Bad Debt Expense (4)	0	1,366
Proceeds from Business Interruption Insurance Claim (5)	(769)	(1,803)
Asbestos-Related Charge (6)	283	0
Income from continuing operations, as adjusted (Non-GAAP)	$5,960	$5,659
(1)

Represents an impairment charge recognized in the first quarter of 2019 to record the Avonmore Plant to its estimated net realizable value less costs to sell in anticipation of its sale, which was completed in September 2019.

(2)	Represents professional fees associated with the Corporation’s overall restructuring plan and employee severance costs due to reductions in force.
(3)

Represents estimated net operating costs not expected to continue after the sale of the Avonmore Plant, which was completed in September 2019. The estimated excess costs include judgments made by the Corporation in allocating manufacturing and operating costs between ANR and the Corporation’s other operations and in anticipating how it will conduct business following the sale of the Avonmore Plant.

(4)	Represents bad debt expense for a British cast roll customer who filed for bankruptcy in 2019.
(5)	Represents business interruption insurance proceeds received in 2020 and 2019 for equipment outages that occurred in 2018.
(6)	Represents a charge for the potential insolvency of an asbestos-related insurance carrier.

Forged and Cast Engineered Products

	2020	2019
Net sales	$237,889	$305,630
Operating income (loss)	$8,621	$(6,130)
Backlog	$191,919	$270,737

Net sales decreased by $67,741 in 2020 from 2019 principally due to:

•

Lower volume of shipments of mill rolls, both forged and cast, as a result of customers temporarily deferring deliveries in response to the COVID-19 pandemic, which reduced net sales by approximately $68,900; and

•	Lower demand for FEP due principally to the depressed oil and gas industry, which reduced net sales by approximately $8,300; offset by
•	More favorable pricing and product mix during the current year, which improved sales by approximately $8,300 when compared to the prior year.

Operating results improved $14,751 in 2020 when compared to the prior year. Operating results for the prior year included:

•	The Impairment Charge of $10,082 to write down certain assets of the Avonmore Plant to their estimated net realizable value;
•	The Excess Costs of Avonmore of approximately $4,572, which were eliminated in connection with the sale of Avonmore Plant;
•	A portion of the Restructuring-Related Costs, or $816, due to reductions in force; and
•	The Bad Debt Expense of $1,366 for a cast roll customer who filed for bankruptcy in 2019.

In addition, operating results for the current year benefited from:

•	Changes in pricing and product mix which favorably impacted earnings by approximately $3,300;
•	Lower raw material costs which positively impacted operating results by approximately $4,500; and
•

Lower selling and administrative expense of approximately $4,600 due to a lower cost structure attributable to restructuring efforts taken in the prior year and lower commissions associated with the lower volume of FEP sales.

However, operating results for the current year were adversely affected by:

•

Unabsorbed costs largely due to the periodic and temporary idling of certain facilities and furloughing employees caused by the pandemic, a portion of which was offset by subsidies and reimbursements from certain foreign jurisdictions, resulting in a net negative impact on earnings of approximately $8,900 in 2020;

•	Lower volume of shipments which adversely impacted operating results for the current year by approximately $5,000 when compared to the prior year;
•	Lower Proceeds from the Business Interruption Insurance Claim which equaled $769 in 2020 versus $1,803 in 2019, a difference of $1,034; and
•	Charges for anticipated bad debts and slow-moving inventory reserves of approximately $1,000 for customers expected to be more severely impacted by the pandemic.

Changes in exchange rates for the current year, when compared to the prior year, did not have a significant impact on sales or operating results.

Backlog equaled $191,919 at December 31, 2020, compared to $270,737 at December 31, 2019. The decrease in backlog is principally due to lower backlog for forged and cast rolls as a result of customers postponing order placement given the uncertainty surrounding the pandemic. An overall increase in foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar and a slightly higher backlog for FEP helped to offset the effect of the lower roll backlog when compared to the prior year. At December 31, 2020, approximately 8% of the backlog is expected to ship after 2021; however, as a result of the pandemic, customers could defer deliveries, which may result in a larger percentage of backlog being shipped after 2021.

Air and Liquid Processing

	2020	2019
Net sales	$90,655	$92,274
Operating income	$10,133	$10,002
Backlog	$54,212	$50,594

Net sales for 2020 decreased from the prior year by $1,619 principally due to a lower volume of heat exchangers which has been adversely affected by a reduction in short-turn order intake. Sales of centrifugal pumps and air handling units for the current year were slightly better than the prior year. Operating income for 2020 benefited from product mix and savings generated from process improvements but was adversely affected by the lower volume of shipments and the Asbestos-Related Charge of $283 for the potential insolvency of an asbestos-related insurance carrier. Backlog at December 31, 2020, improved $3,618 from December 31, 2019, principally due to higher order intake for centrifugal pumps and refinement of the measurement of backlog for longer-dated Navy pump orders. At December 31, 2020, approximately 8% of the backlog is expected to ship after 2021. To date, the segment has successfully mitigated the negative impact on sales and operating income resulting from the pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by (used in) operating activities for continuing operations equaled $33,635 and $(3,294) for 2020 and 2019, respectively. The significant improvement between the years is principally due to a lower investment in trade working capital, due in part to the contraction in the business caused by the COVID-19 pandemic, and improved operating results. Although the Corporation recorded the Asbestos-Related Charge in 2020 and the Impairment Charge in 2019, the charges were non-cash charges and, accordingly, did not impact net cash flows provided by (used in) operating activities.

Deferred employer-side social security payments equaled $2,163 through December 31, 2020, which, under the current provisions of the CARES Act, will be due equally in December 2021 and December 2022. Net asbestos-related payments equaled $8,725 and $4,713 in 2020 and 2019, respectively, and are expected to approximate $6,000 in 2021. Contributions to the defined benefit pension and other postretirement benefits plans equaled $7,857 and $3,544 in 2020 and 2019, respectively. No contributions are expected to the U.S. defined benefit pension plans in 2021 due to relief provided by the American Rescue Plan Act of 2021, which was signed into law by President Biden in March 2021. Contributions to the Corporation’s remaining employee benefit plans are expected to approximate $2,234 in 2021.

Net cash flows used in investing activities for continuing operations equaled $7,929 and $2,662 for 2020 and 2019, respectively. Net cash flows used in investing activities for continuing operations for 2019 include proceeds from the sale of ASW of $4,292 and the Avonmore Plant of $3,700. Capital expenditures approximated $8,466 and $10,964 for 2020 and 2019, respectively, and are primarily for the FCEP segment. As of December 31, 2020, purchase commitments for expected future capital expenditures approximated $3,300, which are anticipated to be spent over the next 12-18 months.

Net cash flows used in financing activities for continuing operations equaled $17,220 and $6,617 for 2020 and 2019, respectively. During the current year, the Corporation reduced its net borrowings outstanding under its revolving credit facility by $28,273 and repaid its $4,120 Industrial Revenue Bond at maturity. A portion of the revolving credit facility repayments was from the proceeds from the equity rights offering, which was completed in September 2020. Net proceeds from the equity rights offering equaled $18,139 (total gross proceeds of $19,279 less issuance costs of $1,140). In 2019, the Corporation repaid promissory notes (and interest) equaling $26,474 with additional borrowings under its revolving credit facility. Proceeds from the sale of ASW and the Avonmore Plant in 2019 of $7,992 were used to repay a portion of the borrowings under the revolving credit facility.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

Net cash flows used in discontinued operations for 2019 represent the cash flows of ASW.

As a result of the above, cash and cash equivalents increased by $9,882 during 2020 and ended the period at $16,842 in comparison to $6,960 at December 31, 2019. As of December 31, 2020, the majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility, resulting in minimal cash maintained by the domestic operations. Cash held by the foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to itself or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the revolving credit facility are expected to be sufficient to finance operational and capital expenditure requirements of the Corporation. The maturity date for the revolving credit facility is May 20, 2022, and, subject to other terms and conditions of the revolving credit agreement, will become due on that date. The Corporation intends to negotiate a longer-term arrangement prior to the maturity of the revolving credit facility. As of December 31, 2020, remaining availability under the revolving credit facility approximated $48,300, net of standard availability reserves.

With respect to environmental matters, see Note 22, Environmental Matters, to the Consolidated Financial Statements. With respect to litigation, see Note 20, Litigation, to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s off-balance sheet arrangements include the previously mentioned expected future capital expenditures and letters of credit unrelated to the Industrial Revenue Bonds. See Note 12, Commitments and Contingent Liabilities, to the Consolidated Financial Statements. These arrangements are not considered significant to the liquidity, capital resources, market risk, or credit risk of the Corporation.

EFFECTS OF INFLATION

While inflationary and market pressures on costs are likely to be experienced, it is anticipated that ongoing improvements in manufacturing efficiencies and cost savings efforts will mitigate the effects of inflation on the Corporation’s 2021 operating results. The ability to pass on increases in the price of commodities to the customer is contingent upon current market conditions, with the Corporation potentially having to absorb some portion or all of the increase. Product pricing for the FCEP segment’s mill roll product is reflective of current costs, with a significant portion of orders subject to a variable-index surcharge program which helps to protect the segment and its customers against the volatility in the cost of certain raw materials and natural gas. Additionally, long-term labor agreements exist at each of the key locations. Certain of these agreements will expire in 2021. As is consistent with past practice, the Corporation will negotiate with the intent to secure mutually beneficial arrangements covering multiple years. See Note 12, Commitments and Contingent Liabilities, to the Consolidated Financial Statements. Finally, commitments have been executed for certain commodities (copper and aluminum). See Note 15, Derivate Instruments, to the Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Corporation has identified critical accounting policies that are important to the presentation of its financial condition, changes in financial condition and results of operations and involve the most complex or subjective assessments. Critical accounting policies relate to assessing recoverability of property, plant and equipment and accounting for pension and other postretirement benefits, litigation and loss contingencies, and income taxes.

Property, plant and equipment is reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable, potentially resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. At March 31, 2020, the significant change potentially brought about by COVID-19 to macroeconomic conditions and to industry and market conditions in which the FCEP segment operates, was deemed to be a triggering event under ASC 360, Property, Plant and

Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the asset groupings within the FCEP segment was deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis of the long-lived assets for these asset groups and determined that the assets were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at December 31, 2020, there were no additional triggering events identified for these asset groups. Additionally, there have been no triggering events for the asset groups within the Air and Liquid Processing segment. The Corporation believes the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2020.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuaries is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, longevity, employee turnover and discount rates. The curtailment of the majority of the Corporation’s defined benefit pension plans and the amendment of various other postretirement benefit plans has helped to mitigate the volatility in net periodic pension and other postretirement benefit costs resulting from changes in these assumptions.

The expected long-term rate of return on plan assets is an estimate of the average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Also, consideration is given to target and actual asset allocations, inflation and real risk-free return. The Corporation believes the expected long-term rate of return ranging between 6.60% and 7.25% for its domestic plans and 3.55% for its foreign plans to be reasonable. Actual returns on plan assets for 2020 approximated 12.02% for the domestic plans and 14.07% for the foreign plans. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $2,350. Conversely, a percentage point increase in the expected long-term rate of return would decrease annual pension expense by approximately $2,350.

The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return for high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. Assumed discount rates range between 2.50% and 2.63% for its domestic plans, 2.61% for its other postretirement benefits plans, and 1.45% for its foreign plans, at December 31, 2020. A 1/4 percentage point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $10,900. Conversely, a 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $10,900.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on assumptions that are appropriate at December 31, 2020, although actual outcomes could differ.

Litigation and loss contingency accruals are made when it is determined that it is probable that a liability has been incurred and the amount can be reasonably estimated. Specifically, the Corporation and certain of its subsidiaries are involved in various claims and lawsuits incidental to its businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (the “Asbestos Liability”). To assist the Corporation in determining whether an estimate could be made of the potential liability for pending and unasserted future claims for the Asbestos Liability along with applicable insurance coverage, and the amounts of any estimates, the Corporation hires a nationally recognized asbestos-liability expert and insurance consultant. Based on their analyses, reserves for probable and reasonably estimable costs for the Asbestos Liability, including defense costs, and receivables for the insurance recoveries that are deemed probable are established. These amounts rely on assumptions which are based on currently known facts and strategy.

In 2018, the Corporation undertook a review of the Asbestos Liability claims, defense costs and the likelihood for insurance recoveries. The Corporation extended its estimate of the Asbestos Liability, including the estimated costs of settlement and defense costs relating to pending claims and future claims projected to be filed against it through 2052, the estimated final date by which the Corporation expects to have settled all asbestos-related claims. Key variables in these assumptions, including the ability to reasonably estimate the Asbestos Liability through the expected final date by which the Corporation expects to have settled all asbestos-related claims, are summarized in Note 20, Litigation, to the Consolidated Financial Statements. Key assumptions include the number and type of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and the Corporation’s ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, the passage of state or federal tort reform legislation, and continued solvency of the insurance carriers. In 2020, the Corporation recorded an asbestos-related charge of $283 for the potential insolvency of an asbestos insurance carrier. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results.

The Corporation intends to evaluate the Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the incurrence of future charges or credits; however, the Corporation is currently unable to estimate such future changes. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability and/or insurance receivables could be material to its operating results for the periods in which the adjustments to the liability or receivable are recorded, and to its liquidity and consolidated financial position when such liabilities are paid.

Accounting for income taxes includes the Corporation evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of the Corporation and the nature of that profitability. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income (loss). Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, a portion of the existing valuation allowance would be released resulting in a credit to net income (loss). As of December 31, 2020, the valuation allowance approximates $42,454, reducing deferred income tax assets, net of deferred income tax liabilities, to $1,090, an amount the Corporation believes is “more likely than not” to be realized.

The Corporation does not recognize a tax benefit in the financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is primarily given to legislation and statutes, legislative intent, regulations, rulings and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the Corporation would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if the Corporation subsequently determined that a tax position met the “more likely than not” criteria, it would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2020, based on information known to date, the Corporation believes the amount of unrecognized tax benefits for tax positions taken or expected to be taken in a tax return which may be challenged by the tax authorities not to be significant.

See Note 21, Income Taxes, to the Consolidated Financial Statements.

RECENTLY IMPLEMENTED and ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$16,842	$6,960
Receivables, less allowance for doubtful accounts of $1,131 in 2020 and $3,041 in 2019	60,366	81,783
Inventories	73,243	82,289
Insurance receivable – asbestos	16,000	16,000
Other current assets	5,381	6,380
Total current assets	171,832	193,412
Property, plant and equipment, net	162,098	166,392
Operating lease right-of-use assets, net	4,344	4,263
Insurance receivable – asbestos	101,937	120,932
Deferred income tax assets	2,493	2,997
Intangible assets, net	7,217	7,625
Investments in joint ventures	2,175	2,175
Other noncurrent assets	11,112	8,764
Total assets	$463,208	$506,560

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,678	$33,271
Accrued payrolls and employee benefits	19,304	22,266
Debt – current portion	12,436	20,363
Operating lease liabilities – current portion	674	612
Asbestos liability – current portion	22,000	21,000
Other current liabilities	24,240	26,720
Total current liabilities	105,332	124,232
Employee benefit obligations	81,832	83,936
Asbestos liability	158,196	186,633
Long-term debt	24,807	50,494
Noncurrent operating lease liabilities	3,670	3,651
Deferred income tax liabilities	1,403	543
Other noncurrent liabilities	2,969	1,455
Total liabilities	378,209	450,944
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 18,312 shares in 2020 and 12,652 shares in 2019	18,312	12,652
Additional paid-in capital	170,318	156,251
Retained deficit	(43,371)	(51,341)
Accumulated other comprehensive loss	(68,695)	(68,662)
Total Ampco-Pittsburgh shareholders’ equity	76,564	48,900
Noncontrolling interest	8,435	6,716
Total shareholders’ equity	84,999	55,616
Total liabilities and shareholders’ equity	$463,208	$506,560

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
(in thousands, except per share amounts)	2020	2019
Net sales	$328,544	$397,904
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	257,513	326,157
Selling and administrative	45,542	53,643
Depreciation and amortization	18,575	18,967
Impairment charge	0	10,082
Charge for asbestos litigation	283	0
Loss (gain) on disposal of assets	185	(37)
	322,098	408,812
Income (loss) from continuing operations	6,446	(10,908)
Other income (expense):
Investment-related income	1,396	1,417
Interest expense	(4,114)	(5,342)
Other – net	4,972	6,466
	2,254	2,541
Income (loss) from continuing operations before income taxes	8,700	(8,367)
Income tax benefit (provision)	470	(2,108)
Net income (loss) from continuing operations	9,170	(10,475)
Loss from discontinued operations, net of tax	0	(9,085)
Net income (loss)	9,170	(19,560)
Less: Net income attributable to noncontrolling interest	1,200	1,426
Net income (loss) attributable to Ampco-Pittsburgh	$7,970	$(20,986)

Net income (loss) from continuing operations per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.56	$(0.95)
Diluted	$0.54	$(0.95)

Loss from discontinued operations, net of tax, per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.00	$(0.72)
Diluted	$0.00	$(0.72)

Net income (loss) per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.56	$(1.67)
Diluted	$0.54	$(1.67)

Weighted average number of common shares outstanding:
Basic	14,272	12,590
Diluted	14,636	12,590

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For The Year Ended December 31,
(in thousands)	2020	2019
Net income (loss)	$9,170	$(19,560)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	6,981	290
Unrecognized employee benefit costs (including effects of foreign currency translation)	(8,188)	(19,655)
Fair value of cash flow hedges	390	97
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	1,395	(302)
Realized (gains) losses from settlement of cash flow hedges	(92)	258
Other comprehensive income (loss)	486	(19,312)
Comprehensive income (loss)	9,656	(38,872)
Less: Comprehensive income attributable to noncontrolling interest	1,719	1,342
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$7,937	$(40,214)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2019	$12,495	$154,889	$(30,355)	$(49,434)	$5,374	$92,969
Stock-based compensation		1,293				1,293
Comprehensive income (loss):
Net (loss) income			(20,986)		1,426	(19,560)
Other comprehensive loss				(19,228)	(84)	(19,312)
Comprehensive income (loss)					1,342	(38,872)
Issuance of common stock including excess tax benefits of $0	157	69				226
Balance December 31, 2019	12,652	156,251	(51,341)	(68,662)	6,716	55,616
Stock-based compensation		1,329				1,329
Comprehensive income:
Net income			7,970		1,200	9,170
Other comprehensive (loss) income				(33)	519	486
Comprehensive income					1,719	9,656
Equity rights offering (Note 13)	5,508	12,631				18,139
Issuance of common stock including excess tax benefits of $0	152	107				259
Balance December 31, 2020	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,170	$(19,560)
Loss from discontinued operations, net of tax	0	(9,085)
Net income (loss) from continuing operations	9,170	(10,475)
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation and amortization	18,575	18,967
Impairment charge	0	10,082
Charge for asbestos litigation	283	0
Deferred income tax expense	958	559
Difference between pension and other postretirement expense and contributions	(11,844)	(8,939)
Stock-based compensation	1,329	1,422
Non-cash provisions – net	2,006	1,488
Other – net	413	152
Changes in assets/liabilities:
Receivables	20,866	(15,040)
Inventories	10,219	10,797
Other assets, including insurance receivable – asbestos	20,640	16,652
Accounts payable	(7,778)	(5,292)
Accrued payrolls and employee benefits	(2,753)	3,887
Other liabilities, including asbestos liability	(28,449)	(27,554)
Net cash flows provided by (used in) operating activities - continuing operations	33,635	(3,294)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,466)	(10,964)
Proceeds from sale of property, plant and equipment	271	67
Proceeds from sale of ASW	0	4,292
Proceeds from sale of Avonmore Plant	0	3,700
Other – net	266	243
Net cash flows used in investing activities - continuing operations	(7,929)	(2,662)
Cash flows from financing activities:
Proceeds from Revolving Credit and Security Agreement	6,000	36,136
Payments on Revolving Credit and Security Agreement	(34,273)	(16,183)
Repayment of debt	(6,757)	(28,226)
Debt issuance costs	(329)	0
Proceeds from equity rights offering, net of issuance costs	18,139	0
Other	0	(7)
Funding of discontinued operations	0	1,663
Net cash flows used in financing activities - continuing operations	(17,220)	(6,617)
Effect of exchange rate changes on cash and cash equivalents	1,396	(180)
Cash flows from discontinued operations:
Net cash flows used in operating activities - discontinued operations	0	(3,803)
Net cash flows used in investing activities - discontinued operations	0	(158)
Net cash flows provided by financing activities - discontinued operations	0	2,837
Net cash flows used in discontinued operations	0	(1,124)
Net increase (decrease) in cash and cash equivalents	9,882	(13,877)
Cash and cash equivalents at beginning of year	6,960	20,837
Cash and cash equivalents at end of year	$16,842	$6,960

Supplemental disclosures of cash flow information:
Income tax payments	$2,174	$1,761
Interest payments	2,978	4,247
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$981	$772
Finance lease right-of-use assets exchanged for lease liabilities	430	429
Operating lease right-of-use assets exchanged for lease liabilities	701	278

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

Description of Business

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments, the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

The Segments

The FCEP segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden and Slovenia and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally.

In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. Despite the designation, the Corporation has periodically and temporarily idled certain operations of its FCEP segment and, consequently, furloughed certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, eventually, potential cancellation of orders. To date, the Air and Liquid Processing segment has successfully mitigated the negative impact on sales and operating income resulting from the pandemic.

On March 27, 2020, former President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act and other similar programs offered domestically and in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

To date, in response to the pandemic, the Corporation has:

•	Periodically and temporarily idled certain of its forged and cast roll manufacturing facilities due to market conditions resulting in unabsorbed costs;
•	Furloughed employees, particularly within the FCEP segment;
•	Received approximately $4,200 in the form of subsidies and reimbursements for a portion of furloughed employee costs from certain foreign jurisdictions in which the Corporation operates;
•	Recognized approximately $1,000 of anticipated bad debts and slow-moving inventory reserves in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic;
•	Deferred contributions to employee benefits plans until the end of 2020, and employer-side social security payments of $2,163 to the end of 2021 and 2022; and
•

Recognized a discrete income tax benefit of $3,502, upon enactment of the CARES Act, for the carryback of net operating losses to an earlier period, at a higher tax rate, thereby releasing a portion of the valuation allowance the Corporation had previously established against its deferred income tax assets. The carryback of net operating losses resulted in a refund of income taxes previously paid of $3,502.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations, furloughing of certain of its employees and movements in the global foreign exchange and equity markets. Additionally, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Corporation’s accounting policies conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include assessing the carrying value of long-lived assets, valuing the assets and obligations related to employee benefit plans, accounting for loss contingencies associated with claims and lawsuits, and accounting for income taxes. Actual results could differ from those estimates. A summary of the significant accounting policies followed by the Corporation is presented below.

Basis of Presentation

The financial information included herein reflects the consolidated financial position of the Corporation as of December 31, 2020, and 2019, and the consolidated results of its operations and cash flows for the years then ended.

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

Right-of-Use Assets

A right-of-use (“ROU”) asset represents the right to use an underlying asset for the term of the lease and the corresponding liability represents an obligation to make periodic payments arising from the lease. A determination of whether an arrangement includes a lease is made at the inception of the arrangement. ROU assets and liabilities are recognized on the consolidated balance sheet, at the commencement date of the lease, in an amount equal to the present value of the lease payments over the term of the lease calculated using the interest rate implicit in the lease arrangement or, if not known, the Corporation’s incremental borrowing rate. The present value of a ROU asset also includes any lease payments made prior to commencement of the lease and excludes any lease incentives received or to be received under the arrangement. The lease term includes options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases that are for a period less than 12 months, inclusive of options to extend that are reasonably certain to be exercised, are classified as short-term and are not recognized on the consolidated balance sheet.

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

Assets of Discontinued Operations Held for Sale

Assets are classified as “held for sale” when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (iv) the sale of the assets is probable and is expected to be completed within one year; (v) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets are classified as “held for sale” in the consolidated balance sheet. Assets classified as “held for sale” are reported at the lower of their carrying value or fair value less costs to sell. Depreciation of assets ceases upon designation as “held for sale”. If the “held for sale” criteria have been met and the sale represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, the assets and liabilities of the discontinued operation are classified separately as “discontinued operations” in the consolidated balance sheet and the operating results and cash flows of the discontinued operation are presented as “discontinued operations” in the consolidated statements of operations and cash flows.

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

Warrants

Accounting for warrants includes an initial assessment of whether the warrants qualify as debt or equity. The Corporation’s warrants meet the definition of equity instruments and, accordingly, are recorded within shareholders’ equity on the consolidated balance sheet. The fair value of the warrants is determined as of the measurement date. Incremental costs directly attributable to the offering of the securities are deferred and charged against the proceeds of the offering.

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

Revenue Recognition

Revenue from sales is recognized when obligations under the terms of the contract with the customer are satisfied. Generally, this occurs when control of the product transfers to the customer. A contract with a customer is deemed to exist when there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collectability is reasonably assured.

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

Transfer of control is assessed based on alternative use of the product manufactured and, under the terms of the sales agreement, an enforceable right to payment for performance to date. Transfer of control, and therefore revenue recognition, occurs when title, ownership and risk of loss pass to the customer. Typically, this occurs when the product is shipped to the customer (i.e., FOB shipping point), delivered to the customer (i.e., FOB destination), or, for foreign sales, in accordance with trading guidelines known as Incoterms. Incoterms are standard trade definitions used in international contracts and are developed, maintained and promoted by the ICC Commission on Commercial Law and Practice. Shipping terms vary across the businesses and typically depend on the product, country of origin and type of transportation (truck or vessel). There are no customer-acceptance provisions other than, perhaps, customer inspection and testing prior to shipment. Post-shipment obligations are insignificant.

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

Stock-Based Compensation

Stock-based compensation, such as stock options, restricted stock units and performance shares, is recognized over the vesting period based upon the fair value of the award at the date of grant. For stock options, the fair value is determined by the Black Scholes option pricing model and is expensed over the vesting period of three years. For restricted stock units, the fair value is equal to the closing price of the Corporation’s common stock on the New York Stock Exchange (“NYSE”) on the date of grant and is expensed over the vesting period, typically three years. For performance share awards that vest subject to a performance condition, the fair value is equal to the closing price of the Corporation’s stock on the NYSE on the date of grant. For performance share awards that vest subject to a market condition, the fair value is determined using a Monte Carlo simulation model. The fair value of performance share awards is expensed over the performance period when it is probable that the performance condition will be achieved.

Asbestos-Related Costs

The amounts recorded for asbestos-related liabilities and insurances receivables for asbestos-related matters rely on assumptions that are based on currently known facts and strategies. Asbestos-related liabilities are recognized when a liability is probable of occurrence and can be reasonably estimated. The liability includes an estimate of future claims as well as settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims over the period which such claims can be reasonably estimated. Insurance receivables for asbestos-related matters are recognized for the estimated amount of probable insurance recoveries attributable to the claims for which an asbestos-related liability has been recognized, including the portion of incurred defense costs expected to be reimbursed. Neither the asbestos-related liabilities nor the insurance receivables for asbestos-related matters are discounted to their present values due to the inability to reliably forecast the timing of future cash flows. The asbestos-related liabilities and insurance receivables for asbestos-related matters as well as the underlying assumptions are reviewed on a regular basis to determine whether any adjustments to the estimates are required. If it is determined that there is an increase in asbestos-related liabilities net of insurance recoveries, then a charge to earnings would be recorded. Similarly, if it is determined that there is a decrease in asbestos-related liabilities net of insurance recoveries, then a credit to earnings would be recorded.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except that the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock awards and warrants, calculated using the treasury stock method. The computation of diluted earnings per share would not assume the exercise of an outstanding stock award or warrant if the effect on earnings per common share would be antidilutive. Similarly, the computation of diluted earnings per share would not assume the exercise of outstanding stock awards and warrants if the Corporation incurred a net loss since the effect on earnings per common share would be antidilutive. The weighted average number of common shares outstanding assuming exercise of dilutive stock awards and warrants was 14,636,022 for 2020 and 12,590,230 for 2019. Weighted-average outstanding stock awards and warrants excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 1,809,432 for 2020 and 671,886 for 2019. With respect to amounts attributable to Ampco-Pittsburgh common shareholders, net income (loss) from continuing operations attributable to Ampco-Pittsburgh common shareholders excludes net income attributable to noncontrolling interest.

Recently Implemented Accounting Pronouncements

No significant accounting pronouncements became effective for the Corporation in 2020.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260, Earnings per Share, relating to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Corporation on January 1, 2024, with early adoption of all amendments in the same period permitted. The Corporation is currently evaluating the impact the guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. To date, no contracts have been required to be modified as a result of reference rate reform. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity if such an event occurs in the future and the Corporation chooses to avail itself to the optional guidance.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 is intended to simplify the accounting for income taxes including removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income, the accounting for franchise or similar tax, and requiring an entity reflect the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date. The guidance becomes effective for the Corporation on January 1, 2021, and is not expected to impact the Corporation’s financial position, operating results or liquidity.

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

NOTE 2 – DISCONTINUED OPERATIONS AND DISPOSITIONS:

ASW Steel Inc. (“ASW”)

On September 30, 2019, the Corporation, Ampco UES Sub, Inc., an indirect subsidiary of the Corporation, and ASW entered into a Share Purchase Agreement (the “Purchase Agreement”) with Valbruna Canada Ltd., a company organized and existing under the laws of the Province of New Brunswick, Canada (the “Purchaser”). The Purchaser acquired all issued and outstanding shares of ASW for a cash purchase price of $8,000, subject to normal and customary adjustments including a net working capital adjustment. Net proceeds received at closing, after such normal and customary adjustments including a preliminary net working capital adjustment, equaled $4,292. Subsequent post-closing adjustments were not significant. In conjunction with the sale, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, entered into a long-term supply agreement with ASW for the supply of stainless steel ingots. Purchases to date have been insignificant.

The sale of ASW represented a strategic shift that would have a major favorable impact on the Corporation’s operations and financial results. The “discontinued operations” criteria set forth in ASC 205, Presentation of Financial Statements (“ASC 205”), were met and, accordingly, the operating results and cash flows of ASW have been presented as discontinued operations in the consolidated statements of operations and cash flows for the year ended December 31, 2019.

The following table presents the major classes of ASW’s line items constituting the “loss from discontinued operations, net of tax” in the consolidated statements of operations:

Year Ended December 31, 2019
Net sales	$35,045
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	42,407
Selling and administrative	1,741
Loss on disposal of assets	55
Total operating expenses	44,203
Loss from discontinued operations	(9,158)
Other income	73
Loss from discontinued operations before income taxes	(9,085)
Income tax provision	0
Loss from discontinued operations, net of tax	$(9,085)

Net sales include $4,381 of product sold by ASW to UES for the nine months ended September 30, 2019. Costs of products sold (excluding depreciation and amortization) approximated the same.

Akers National Roll Company

In March 2019, the Board of Directors of the Corporation approved a plan to sell certain assets of Akers National Roll Company (“ANR”), an indirect subsidiary of UES, located in Avonmore, Pennsylvania (the “Avonmore Plant”). In connection with the anticipated sale, the Corporation recognized an impairment charge of $10,082 in the first quarter of 2019 to record the assets at their estimated net realizable value. In May 2019, ANR entered into a definitive agreement to sell the Avonmore Plant, including its real estate and certain personal property, to an affiliate of WHEMCO, Inc. for $3,700. On September 30, 2019, following completion of customer orders in backlog, the transaction closed and all operations at ANR ceased. Although the sale of the Avonmore Plant was expected to help mitigate the excess capacity and high operating costs of the cast roll operations, thereby having a positive impact on the operating and financial results of the Corporation, the sale of the Avonmore Plant was not considered a strategic shift per the requirements of ASC 205; accordingly, the operating results and cash flows of ANR through the date of sale are included within continuing operations, versus discontinued operations, of the Corporation.

NOTE 3 – INVENTORIES:

	2020	2019
Raw materials	$17,893	$18,011
Work-in-progress	31,568	35,942
Finished goods	12,466	17,159
Supplies	11,316	11,177
Inventories	$73,243	$82,289

At December 31, 2020, and 2019, approximately 35% of the inventories were valued using the LIFO method. The LIFO reserve approximated $(12,256) and $(17,321) at December 31, 2020, and 2019, respectively. During each of the years, inventory quantities decreased for certain locations resulting in a liquidation of LIFO layers which were at lower costs. The effect of the liquidations was to decrease costs of products sold (excluding depreciation and amortization) by approximately $3,262 and $467 for 2020 and 2019, respectively. There was no income tax expense recognized in the consolidated statements of operations due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the income was recognized (see Note 21). Accordingly, the effect of the liquidations increased net income by approximately $3,262, or $0.23 per common share, for 2020 and reduced net loss by approximately $467, or $0.04 per common share, for 2019.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

	2020	2019
Land and land improvements	$10,473	$9,556
Buildings	63,765	61,866
Machinery and equipment	339,203	325,941
Construction-in-process	4,896	5,251
Other	6,870	6,872
	425,207	409,486
Accumulated depreciation	(263,109)	(243,094)
Property, plant and equipment, net	$162,098	$166,392

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (see Note 9). Land and buildings of UES-UK, equal to approximately $2,896 (£2,122) at December 31, 2020, are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 11). The gross value of assets under finance leases and the related accumulated amortization approximated $3,430 and $1,222 as of December 31, 2020, and $3,204 and $903 as of December 31, 2019. Amortization on assets under finance leases approximated $415 for the year ended December 31, 2020.

At March 31, 2020, the significant change potentially brought about by COVID-19 to macroeconomic conditions and to industry and market conditions in which the FCEP segment operates, was deemed to be a triggering event under ASC 360, Property, Plant and Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the asset groupings within the FCEP segment was deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis of the long-lived assets for these asset groups and determined that the assets were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at December 31, 2020, there were no additional triggering events identified for these asset groups. Additionally, there have been no triggering events for the asset groups within the Air and Liquid Processing segment.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSETS:

The Corporation leases certain factory and office space and equipment. Additionally, the manufacturing facilities of one of our cast roll joint ventures in China are located on land leased by the joint venture from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located.

Right-of-use assets associated with operating leases as of December 31, 2020, and 2019, were comprised of the following:

	2020	2019
Land	$2,850	$2,700
Buildings	1,825	1,506
Machinery and equipment	495	329
Other	404	487
	5,574	5,022
Accumulated amortization	(1,230)	(759)
Operating lease right-of-use assets, net	$4,344	$4,263

NOTE 6 – INTANGIBLE ASSETS:

	2020	2019
Customer relationships	$6,191	$5,995
Developed technology	4,457	4,157
Trade name	2,646	2,355
	13,294	12,507
Accumulated amortization	(6,077)	(4,882)
Intangible assets, net	$7,217	$7,625

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the years is due to changes in foreign currency exchange rates. The following summarizes changes in intangible assets for the years ended December 31:

	2020	2019
Balance at the beginning of the year	$7,625	$9,225
Changes in intangible assets	0	(292)
Amortization of intangible assets	(1,155)	(1,144)
Other, primarily impact from changes in foreign currency exchange rates	747	(164)
Balance at the end of the year	$7,217	$7,625

Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable. At March 31, 2020, the uncertainty brought about by COVID-19 was considered a triggering event for the FCEP segment, causing the Corporation to evaluate whether the identifiable intangible assets of the asset groupings within the FCEP segment were deemed to be impaired. Accordingly, as of March 31, 2020, the Corporation completed a quantitative analysis and determined that the intangible assets for these asset groups were not impaired. The Corporation continues to evaluate the uncertainty associated with COVID-19, and, at December 31, 2020, there were no additional triggering events identified for these asset groups. For 2019, in connection with the anticipated sale of the Avonmore Plant, the Corporation recognized an impairment charge on the intangible assets of ANR of $292.

Identifiable intangible assets are expected to be amortized over a weighted average period of approximately 13 years or $542 for 2021, $399 for 2022, $399 for 2023, $399 for 2024, $345 for 2025 and $2,487 thereafter.

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

MG

The Corporation has a 33% interest in MG which is recorded at cost, or $835. The Corporation does not participate in the management or daily operation of MG, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2020 or 2019.

Gongchang

The Corporation has a 24.03% interest in Gongchang which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of Gongchang, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends of $1,203 and $1,364 were declared and received in 2020 and 2019, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES:

	2020	2019
Customer-related liabilities	$16,144	$16,194
Accrued interest payable	2,131	2,225
Accrued sales commissions	1,419	1,607
Other	4,546	6,694
Other current liabilities	$24,240	$26,720

Customer-related liabilities include liabilities for product warranty claims and deposits received on future orders. The following summarizes changes in the liability for product warranty claims for the years ended December 31:

	2020	2019
Balance at the beginning of the year	$9,065	$9,447
Satisfaction of warranty claims	(3,854)	(5,467)
Provision for warranty claims	2,737	5,050
Other, primarily impact from changes in foreign currency exchange rates	157	35
Balance at the end of the year	$8,105	$9,065

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition, and are recorded as an other current liability on the consolidated balance sheet. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year.

Changes in customer deposits consisted of the following:

	2020	2019
Balance at the beginning of the year	$4,895	$4,304
Satisfaction of performance obligations	(13,915)	(11,627)
Receipt of additional deposits	15,458	12,189
Other, primarily changes in foreign currency exchange rates	69	29
Balance at the end of the year	$6,507	$4,895

NOTE 9 – DEBT:

	2020	2019
Revolving Credit and Security Agreement	$6,000	$34,273
Sale and leaseback financing obligation	19,931	19,303
Industrial Revenue Bonds	9,191	13,311
Minority shareholder loan	1,056	2,856
Finance leases	1,065	1,114
Outstanding borrowings	37,243	70,857
Debt – current portion	(12,436)	(20,363)
Long-term debt	$24,807	$50,494

Future principal payments, assuming demand loans are called in 2021, are $12,436 for 2021, $8,080 for 2022, $1,941 for 2023, $1,950 for 2024, $12,836 for 2025, and $0 thereafter.

Revolving Credit and Security Agreement

The Corporation was party to a five-year Revolving Credit and Security Agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provided for initial borrowings not to exceed $100,000, with an option to increase the credit facility by an additional $50,000 at the request of the Corporation and with the approval of the banks. The Credit Agreement included sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $15,000. The maturity date for the Credit Agreement was May 20, 2021, and, subject to other terms and conditions of the Credit Agreement, would become due on that date. On June 23, 2020, the Corporation and the banks amended the Credit Agreement (collectively, with the Credit Agreement, the “Amended Credit Agreement”) to, among other things, extend the maturity date to May 20, 2022. The Amended Credit Agreement provides for borrowings not to exceed $92,500 with the sublimits for letters of credit and European borrowings continuing. The reduction in the maximum borrowing capacity was, in part, due to the sales of ASW and the Avonmore Plant which eliminated collateral and enabled the reduction.

Availability under the Amended Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.75% to 3.25% based on the quarterly average excess availability with LIBOR set at a minimum of 0.75% or (ii) the base rate plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of December 31, 2020, the Corporation had outstanding borrowings under the Amended Credit Agreement of $6,000. The effective interest rate approximated 4% for 2020 and 2019. Additionally, the Corporation had utilized a portion of the credit facility for letters of credit (see Note 12). As of December 31, 2020, remaining availability under the Amended Credit Agreement approximated $48,300, net of standard availability reserves. Deferred financing fees of $329 have been incurred related to the Amended Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Amended Credit Agreement are collateralized by a first priority perfected security interest in substantially all of the assets of the Corporation and its subsidiaries (other than real property). Additionally, the Amended Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. The Corporation was in compliance with the applicable bank covenants as of December 31, 2020.

Sale and Leaseback Financing Obligation

In September 2018, UES completed a sale and leaseback financing transaction for certain of its real property, including the land and buildings of its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES would lease the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of approximately five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise, and currently intends to exercise, in 2025, for a price equal to the greater of (i) the Fair Market Value of the Properties, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. Annual payments will increase each anniversary date by an amount equal to the lesser of 2% or 1.25% of the change in the consumer price index, as defined in the lease agreement. The effective interest rate approximated 7.98% and 8.21% for 2020 and 2019, respectively.

Industrial Revenue Bonds

During 2020, at maturity, the Corporation repaid its $4,120 tax-exempt Industrial Revenue Bond (“IRB”). At December 31, 2020, the Corporation had the following IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 0.83% and 2.25% for 2020 and 2019, respectively; and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 0.85% and 1.66% for 2020 and 2019, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time interest rates are reset. If the IRBs are not able to remarketed, although considered remote by the Corporation and its bankers, the bondholders can seek reimbursement immediately from the letters of credit which serve as collateral for the bonds. Accordingly, the IRBs are recorded as current debt.

Minority Shareholder Loan

ATR has a loan outstanding with its minority shareholder. The loan originally matured in 2008 but has been renewed continually for one-year periods. Interest does not compound and has accrued on the outstanding balance, since inception, at the three-to-five-year loan interest rate set by the People’s Bank of China in effect at the time of renewal. The loan balance approximated $1,056 (RMB 6,901) at December 31, 2020, and $2,856 (RMB 19,901) at December 31, 2019. ATR repaid $1,882 (RMB 13,000) in principal and $290 (RMB 2,000) in accrued interest in 2020 and $1,148 (RMB 8,000) in principal and $287 (RMB 2,000) in accrued interest in 2019. The interest rate for 2020 and 2019 approximated 5%. Accrued interest as of December 31, 2020, and 2019, approximated $2,117 (RMB 13,842) and $2,152 (RMB 14,999), which is recorded in other current liabilities.

Finance Leases

The Corporation leases equipment under various noncancelable lease agreements ending 2021 to 2024. Effective interest rates ranged between approximately 1% and 3% for 2020 and 2019. The weighted average remaining lease term approximated 2 years at December 31, 2020, and 3 years at December 31, 2019. Cash paid for amounts included in the measurement of finance lease liabilities totaled $570 and $203 for the year ended December 31, 2020, and 2019, respectively, of which $18 and $22 were classified as operating cash flows and $552 and $181 were classified as financing cash flows in the consolidated statement of cash flows for each of the respective years. Finance lease costs for interest on finance lease liabilities were insignificant for both years.

NOTE 10 – OPERATING LEASE LIABILITIES:

The current and noncurrent portion of the Corporation’s operating lease arrangements as of December 31, 2020, and 2019, were as follows:

	2020	2019
Operating lease liabilities - current portion	$674	$612
Noncurrent operating lease liabilities	3,670	3,651
Total operating lease liabilities	$4,344	$4,263

Future operating lease payments as of December 31, 2020, were as follows:

2021	$690
2022	598
2023	535
2024	487
2025	291
2026 and thereafter	3,910
Total undiscounted payments	6,511
Less: amount representing interest	(2,167)
Present value of net minimum lease payments	$4,344

At December 31, 2020, and 2019, the weighted average remaining lease term approximated 8.71 years and 8 years, respectively, and the weighted average discount rate approximated 3.95% and 3.98%, respectively.

The components of lease cost for the year ended December 31, 2020, and 2019, were as follows:

	2020	2019
Short-term operating lease costs	$30	$93
Long-term operating lease costs	697	682
Total operating lease costs	$727	$775

Cash paid for amounts included in the measurement of operating lease liabilities totaled $727 and $775 for the year ended December 31, 2020, and 2019, respectively, and was classified as operating cash flows in the consolidated statement of cash flows.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

U.S. Pension Benefits

The Corporation has two qualified domestic defined benefit pension plans that cover substantially all of its U.S. employees. Benefit accruals and participation in the plans have been curtailed for all locations except one. The defined benefit pension plans are covered by the Employee Retirement Income Security Act of 1974 (“ERISA”); accordingly, the Corporation’s policy is to fund at least the minimum actuarially computed annual contribution required under ERISA. Minimum contributions for 2020 and 2019 approximated $5,562 and $1,257, respectively. The increase in minimum contributions in 2020 from 2019 is principally due to amortization of pension funding credit balances created in earlier years from voluntary contributions previously made and expiration of legislation which reduced funding requirements for single employer plans. No contributions are expected in 2021 due to relief provided by the American Rescue Plan Act of 2021 (“ARPA”) which was signed into law by President Biden in March 2021. The fair value of the plan assets as of December 31, 2020, and 2019, approximated $210,880 and $195,667, respectively, in comparison to accumulated benefit obligations of $264,750 and $252,808 for the same periods. Employer contributions to the defined contribution plans totaled $2,796 and $3,140 for 2020 and 2019, respectively, and are expected to approximate $2,903 in 2021.

The Corporation also maintains nonqualified defined benefit pension plans for selected executives in addition to the benefits provided under one of the Corporation’s qualified defined benefit pension plans. The objectives of the nonqualified plans are to provide supplemental retirement benefits or restore benefits lost due to limitations set by the Internal Revenue Service. The assets of the nonqualified plans are held in a grantor tax trust known as a “Rabbi” trust and are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plans. The fair market value of the trust at December 31, 2020, and 2019, which is included in other noncurrent assets, was $4,402 and $4,183, respectively. The plan is treated as a non-funded pension plan for financial reporting purposes. Accordingly, benefit payments would represent employer contributions. Accumulated benefit obligations approximated $8,813 and $8,481 at December 31, 2020, and 2019, respectively.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund (employer identification number 51-6031295, plan number 002), in lieu of the Corporation’s defined benefit pension plans. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2019 plan year) provided by I.A.M. National Pension Fund indicates:

•	Approximately 1,700 employer locations contribute to the plan;
•	Approximately 100,000 active employees participate in the plan; and

•	Assets of approximately $12.3 billion and a funded status of approximately 87%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan were less than $250 for 2020 and 2019 and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to approximate $250 in 2021.

Foreign Pension Benefits

Employees of UES-UK participated in a defined benefit pension plan that was curtailed effective December 31, 2004, and replaced with a defined contribution pension plan. The plans are non-U.S. plans and therefore are not covered by ERISA. Employer contributions to the defined benefit pension plan, when necessary, are agreed to by the Trustees and UES-UK, based on U.K. regulations, with the objective of eliminating any funding deficit of the plan. Such estimated contributions are subject to change based on the future investment performance of the plan’s assets. Currently, the plan is fully funded and no contributions were required in 2020 or 2019, and none are expected for 2021. The fair value of the plan’s assets as of December 31, 2020, and 2019, approximated $66,957 (£49,056) and $57,900 (£43,913), respectively, in comparison to accumulated benefit obligations of $61,629 (£45,153) and $54,838 (£41,591) for the same periods. Contributions to the defined contribution pension plan approximated $292 and $355 in 2020 and 2019, respectively, and are expected to approximate $299 in 2021.

The Corporation has two additional foreign defined benefit pension plans, which are not funded. Accordingly, benefit payments would represent employer contributions. Projected and accumulated benefit obligations approximated $8,294 and $7,501 at December 31, 2020, and 2019, respectively.

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

Actuarial losses were comprised of the following components:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Changes in assumptions	$21,494	$27,380	$5,674	$6,277	$811	$1,116
Other	(1,851)	295	(333)	831	(85)	134
Total actuarial losses	$19,643	$27,675	$5,341	$7,108	$726	$1,250

Changes in actuarial assumptions principally include the effect of changes in discount rates and mortality tables which are used to estimate plan liabilities. A 1/4 percentage point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $10,900. Conversely, a 1/4 percentage point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $10,900. It is not possible to quantify the effects of future changes to mortality tables.

Reconciliations

The following table provides a reconciliation of projected benefit obligations (“PBO”), plan assets and the funded status of the plans for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits(b)		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Change in projected benefit obligations:
PBO at January 1	$261,902	$233,790	$62,339	$54,337	$11,398	$15,810
Service cost	223	633	444	444	225	286
Interest cost	7,175	9,018	1,058	1,399	281	390
Plan amendments	0	472	0	0	0	(4,632)
Special termination benefits	12	3,694	0	0	0	(478)
Plan curtailments	0	1,458	0	0	0	0
Foreign currency exchange rate changes	0	0	3,209	1,586	0	0
Actuarial losses	19,643	27,675	5,341	7,108	726	1,250
Participant contributions	0	0	0	0	274	99
Benefits paid from plan assets	(14,776)	(14,435)	(1,796)	(1,879)	0	0
Benefits paid by the Corporation	(403)	(403)	(672)	(656)	(1,494)	(1,327)
PBO at December 31	$273,776	$261,902	$69,923	$62,339	$11,410	$11,398

Change in plan assets:
Fair value of plan assets at January 1	$195,667	$182,541	$57,900	$49,651	$0	$0
Actual return on plan assets	24,427	26,304	8,396	8,164	0	0
Foreign currency exchange rate changes	0	0	2,457	1,964	0	0
Corporate contributions	5,965	1,660	672	656	1,220	1,228
Participant contributions	0	0	0	0	274	99
Gross benefits paid	(15,179)	(14,838)	(2,468)	(2,535)	(1,494)	(1,327)
Fair value of plan assets at December 31	$210,880	$195,667	$66,957	$57,900	$0	$0

Funded status of the plans:
Fair value of plan assets	$210,880	$195,667	$66,957	$57,900	$0	$0
Less benefit obligations	273,776	261,902	69,923	62,339	11,410	11,398
Funded status at December 31	$(62,896)	$(66,235)	$(2,966)	$(4,439)	$(11,410)	$(11,398)
(a)	Includes the nonqualified defined benefit pension plan.
(b)	Includes the overfunded U.K. defined benefit pension plan and two smaller unfunded defined benefit pension plans.

The following table provides a summary of amounts recognized in the consolidated balance sheets at December 31, 2020, and 2019.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Employee benefit obligations:
Prepaid pensions(a)	$0	$0	$5,327	$3,062	$0	$0
Accrued payrolls and employee benefits(b)	(477)	(464)	0	0	(1,028)	(1,305)
Employee benefit obligations(c)	(62,419)	(65,771)	(8,293)	(7,501)	(10,382)	(10,093)
Total employee benefit obligations	$(62,896)	$(66,235)	$(2,966)	$(4,439)	$(11,410)	$(11,398)

Accumulated other comprehensive loss:(d)
Net actuarial loss (gain)	$63,834	$57,883	$18,341	$19,673	$324	$(538)
Prior service cost (credit)	38	79	(7,327)	(7,371)	(6,833)	(7,850)
Total accumulated other comprehensive loss	$63,872	$57,962	$11,014	$12,302	$(6,509)	$(8,388)
(a)	Represents the overfunded U.K. defined benefit pension plan which is recorded as a noncurrent asset in the consolidated balance sheets.
(b)	Recorded as a current liability in the consolidated balance sheets.
(c)	Recorded as a noncurrent liability in the consolidated balance sheets.
(d)	Amounts are pre-tax.

As of December 31, 2020, estimated benefit payments for subsequent years are as follows:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2021	$15,758	$1,965	$1,041
2022	15,821	2,003	1,004
2023	15,840	1,832	993
2024	15,753	2,568	989
2025	15,607	2,400	923
2026-2030	74,313	12,667	2,762
Total benefit payments	$153,092	$23,435	$7,712

Investment Policies and Strategies

The investment policies and strategies are determined and monitored by the Board of Directors for the U.S. pension plans and by the Trustees (as appointed by UES-UK and the employees of UES-UK) for the UES-UK pension plan, each of whom employ their own investment managers to manage the plan’s assets in accordance with the policy guidelines. The U.S defined benefit pension plans follow a glide-path strategy whereby target asset allocations are rebalanced based on projected payment obligations and the funded status of the plans. In 2020, the U.K. defined benefit pension plan adopted a liability-matching portfolio whereby a higher percentage of plan assets are invested in fixed income securities. Pension assets of the UES-UK plan are invested with the objective of the plan reaching self-sufficiency in a three-to-five-year period, without additional corporate contributions.

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

The following table summarizes target asset allocations (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes. The Corporation intends to continue to liquidate the alternative investments of the U.S. plans to provide additional flexibility with investment allocation.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2020	2020	2019	Dec. 31, 2020	2020	2019
Equity Securities	54%	52%	45%	31%	34%	14%
Fixed-Income Securities	43%	40%	42%	55%	48%	75%
Alternative Investments	0%	5%	10%	14%	11%	11%
Other (primarily cash and cash equivalents)	3%	3%	3%	0%	7%	0%

Fair Value Measurement of Plan Assets

Equity securities, exchange-traded funds (“ETFs”), mutual funds and treasury bonds are actively traded on exchanges or broker networks and price quotes for these investments are readily available. While not quoted on active exchanges, price quotes for corporate and agency bonds are readily available. Similarly, certain commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in the funds are traded on active markets and the prices for the underlying assets are readily observable. For securities not actively traded, the fair value may be based on third-party appraisals, discounted cash flow analysis, benchmark yields and inputs that are currently observable in markets for similar securities.

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

Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Alternative Investments –Absolute Return Funds	Invests in a diversified portfolio of alternative investment styles and strategies approved by the Trustees of the UES-UK defined benefit pension plan.	Generate long-term capital appreciation while maintaining a low correlation with the traditional global financial markets.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. pension benefit plans’ assets as of December 31, 2020, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Consumer discretionary	$6,012	$0	$0	$6,012
Consumer staples	2,591	0	0	2,591
Energy	569	0	0	569
Financial	3,199	0	0	3,199
Healthcare	9,831	0	0	9,831
Industrials	7,026	0	0	7,026
Information technology	11,450	0	0	11,450
Materials	736	0	0	736
Mutual funds and ETFs	52,101	0	0	52,101
Real estate	1,180	0	0	1,180
Telecommunications	2,343	0	0	2,343
Utilities	325	0	0	325
International
Consumer discretionary	1,070	0	0	1,070
Consumer staples	2,478	0	0	2,478
Energy	419	0	0	419
Financial	2,252	0	0	2,252
Healthcare	1,107	0	0	1,107
Industrials	2,113	0	0	2,113
Information technology	1,743	0	0	1,743
Materials	987	0	0	987
Total Equity Securities	109,532	0	0	109,532
Fixed-Income Securities:
U.S.
Corporate bonds	0	45,567	0	45,567
Treasury bonds	24,967	0	0	24,967
Agency bonds	0	624	0	624
Mutual funds and ETFs	7,794	0	0	7,794
International
Corporate bonds	0	2,699	0	2,699
Total Fixed-Income Securities	32,761	48,890	0	81,651
Alternative Investments:
Managed funds(a)	0	0	7,557	7,557
Total Alternative Investments	0	0	7,557	7,557
Other:
Cash and cash equivalents(b)	12,142	0	0	12,142
Other(c)	88	0	(90)	(2)
Total Other	12,230	0	(90)	12,140
Total assets	$154,523	$48,890	$7,467	$210,880
(a)	Includes approximately 82.8% in alternative investments (real assets, commodities and resources, absolute return funds) and 17.2% in cash and cash equivalents.
(b)	Includes investments in temporary funds.
(c)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the U.S. pension benefit plans’ assets as of December 31, 2019, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Consumer discretionary	$4,054	$0	$0	$4,054
Consumer staples	3,368	0	0	3,368
Energy	1,405	0	0	1,405
Financial	3,612	0	0	3,612
Healthcare	6,952	0	0	6,952
Industrials	6,941	0	0	6,941
Information technology	7,443	0	0	7,443
Materials	844	0	0	844
Mutual funds and ETFs	51,259	0	0	51,259
Real estate	272	0	0	272
Telecommunications	2,994	0	0	2,994
Utilities	516	0	0	516
Total Equity Securities	89,660	0	0	89,660
Fixed-Income Securities:
Corporate bonds	0	45,289	0	45,289
Treasury bonds	15,751	0	0	15,751
Agency bonds	0	10,752	0	10,752
Mutual funds and ETFs	7,802	0	0	7,802
Total Fixed-Income Securities	23,553	56,041	0	79,594
Alternative Investments:
Managed funds(a)	0	0	19,341	19,341
Total Alternative Investments	0	0	19,341	19,341
Other:
Cash and cash equivalents(b)	7,038	0	0	7,038
Other(c)	100	0	(66)	34
Total Other	7,138	0	(66)	7,072
Total assets	$120,351	$56,041	$19,275	$195,667
(a)	Includes approximately 81.0% in alternative investments (real assets, commodities and resources, absolute return funds) and 19.0% in cash and cash equivalents.
(b)	Includes investments in temporary funds.
(c)	Includes accrued receivables and pending broker settlements.

Asset categories based on the nature and risks of the foreign pension benefit plan’s assets as of December 31, 2020, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled funds (U.K.)	$0	$0	$2,925	$2,925
Commingled funds (International)	0	2,343	17,746	20,089
Total Equity Securities	0	2,343	20,671	23,014
Fixed-Income Securities:
Commingled funds (U.K.)	0	17,883	0	17,883
Commingled funds (International)	0	14,118	0	14,118
Total Fixed-Income Securities	0	32,001	0	32,001
Multi-Asset Commingled Funds (International)	0	4,381	0	4,381
Alternative Investments:
Absolute return funds	0	0	3,094	3,094
Cash and cash equivalents	73	4,394	0	4,467
Total assets	$73	$43,119	$23,765	$66,957

Asset categories based on the nature and risks of the foreign pension benefit plan’s assets as of December 31, 2019, are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
Commingled funds (U.K.)	$0	$4,874	$0	$4,874
Commingled funds (International)	0	3,291	0	3,291
Total Equity Securities	0	8,165	0	8,165
Fixed-Income Securities:
Commingled funds (U.K.)	0	43,168	0	43,168
Alternative Investments:
Absolute return funds	0	0	6,495	6,495
Cash and cash equivalents	72	0	0	72
Total assets	$72	$51,333	$6,495	$57,900

The table below sets forth a summary of changes in the fair value of the Level 3 plan assets for the U.S. and foreign pension benefits plans for the year ended December 31, 2020, and 2019.

	U.S. Pension Benefits		Foreign Pension Benefits
	2020	2019	2020	2019
Fair value as of January 1	$19,341	$23,673	$6,495	$7,569
Contributions	0	0	16,418	0
Withdrawals	(10,784)	(4,921)	(7,066)	(1,791)
Realized gains (losses)	1,706	1,445	(197)	(701)
Change in net unrealized (losses) gains	(2,706)	(856)	6,024	1,189
Other, primarily impact from changes in foreign currency exchange rates	0	0	2,091	229
Fair value as of December 31	$7,557	$19,341	$23,765	$6,495

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

Net periodic pension and other postretirement benefit costs include the following components for each of the years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Service cost	$223	$633	$444	$444	$225	$286
Interest cost	7,175	9,018	1,058	1,399	281	390
Expected return on plan assets	(12,828)	(12,623)	(1,972)	(2,321)	0	0
Amortization of:
Prior service cost (credit)	41	64	(285)	(284)	(1,017)	(1,804)
Actuarial loss (gain)	2,094	1,153	701	669	(139)	(336)
Effect of plan amendment	0	236	0	0	0	0
Special termination benefits	12	3,694	0	0	0	0
Curtailment loss (gain)	0	1,641	0	0	0	(7,654)
Total net periodic pension and other postretirement benefit costs	$(3,283)	$3,816	$(54)	$(93)	$(650)	$(9,118)

Assumptions

Assumptions are reviewed on an annual basis. The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to target and actual asset allocations, inflation and real risk-free return. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $2,350. Conversely, a percentage point increase in the expected long-term rate of return would decrease annual pension expense by approximately $2,350. The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. Assumptions about wage increases are not relevant since substantially all the benefits available under the defined benefit pension plans are either frozen or based on a multiplier, versus wages.

The discount rates used to determine the benefit obligations as of December 31, 2020, and 2019, are summarized below.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	2.50-2.63%	3.25-3.31%	1.45%	2.05%	2.61%	2.98-3.35%

In addition, the assumed health care cost trend rate at December 31, 2020, for other postretirement benefits is 5.40% for 2021 gradually decreasing to 4.75% in 2025. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations and expectations of inflation rates in the future.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the year ended December 31, 2020, and 2019.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Discount rate	3.25-3.31%	3.19-4.34%	2.05%	3.00%	2.98-3.35%	2.97-4.33%
Expected long-term rate of return	6.60-7.25%	6.60-7.25%	3.55%	3.55%	n/a	n/a

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit as of December 31, 2020, approximated $14,735, the majority of which serves as collateral for the IRB debt. In addition, outstanding surety bonds guaranteeing certain obligations of the two unfunded foreign defined benefit pension plans approximated $4,000 (SEK 33,900) as of December 31, 2020.

At December 31, 2020, the Corporation had purchase commitments for expected future capital expenditures of approximately $3,300, which are anticipated to be spent over the next 12-18 months.

Approximately 36% of the Corporation’s employees are covered by collective bargaining agreements that have expiration dates ranging from March 2021 to October 2023. Collective bargaining agreements expiring in 2021 (representing approximately 65% of the covered employees) will be negotiated with the intent to secure mutually beneficial, long-term arrangements. In March 2021, the collective bargaining agreement set to expire during the month, representing 25% of the covered employees, was extended to March 2025 (see Note 25).

See Note 15 regarding derivative instruments, Note 20 regarding litigation and Note 22 for environmental matters.

NOTE 13 – EQUITY RIGHTS OFFERING:

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. The shares of common stock and warrants are classified as equity instruments in the consolidated statement of shareholders’ equity. Additional proceeds may be received from the future exercise of the Series A warrants. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. All Series A warrants remain outstanding and exercisable at December 31, 2020. See Note 25, Subsequent Events, regarding the exercise of Series A warrants after December 31, 2020. Stock issuance costs equaled $1,140 and are recorded against the proceeds in additional paid in capital. A majority of the proceeds from the equity rights offering was used to repay borrowings under the Corporation’s revolving credit facility.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net changes and ending balances for the various components of other comprehensive income (loss) and for accumulated other comprehensive loss as of and for the year ended December 31, 2019, and 2020, are summarized below.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
January 1, 2019	$(18,642)	$(30,902)	$(64)	$(49,608)	$(174)	$(49,434)
Net Change	290	(19,957)	355	(19,312)	(84)	(19,228)
December 31, 2019	(18,352)	(50,859)	291	(68,920)	(258)	(68,662)
Net Change	6,981	(6,793)	298	486	519	(33)
December 31, 2020	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for the year ended December 31, 2020, and 2019. Amounts in parentheses represent credits to net income (loss).

	2020	2019
Amortization of unrecognized employee benefit costs:
Other expense	$1,395	$(302)
Income tax provision	0	0
Net of income tax	$1,395	$(302)
Realized (gains) losses from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(27)	$(27)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(65)	285
Total before income tax	(92)	258
Income tax provision	0	0
Net of income tax	$(92)	$258

There was no income tax expense or benefit associated with the various components of other comprehensive income (loss) for either year due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

NOTE 15 – DERIVATIVE INSTRUMENTS:

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of December 31, 2020, approximately $4,370 of anticipated foreign-denominated sales has been hedged which are covered by fair value contracts settling at various dates through January 2022.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2020, approximately 39% or $2,138 of anticipated copper purchases over the next eight months and 56% or $470 of anticipated aluminum purchases over the next six months are hedged.

The Corporation had purchases of natural gas under previously existing commitments of approximately $1,368 and $682 for one of its subsidiaries for 2020 and 2019, respectively. No purchase commitments for anticipated natural gas usage are outstanding as of December 31, 2020.

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

The following summarizes location and fair value of the foreign currency sales contracts recorded on the consolidated balance sheets as of December 31:

	Location	2020	2019
Fair value hedge contracts	Other current assets	$1,123	$677
	Other noncurrent assets	332	153
	Other current liabilities	12	0
Fair value hedged item	Receivables	(960)	(260)
	Other current liabilities	201	323
	Other noncurrent liabilities	327	95

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. Amounts recognized as and reclassified from accumulated other comprehensive loss are recorded as a component of other comprehensive income (loss) and are summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as or reclassified from comprehensive income (loss) for 2020 and 2019 have no tax effect due to the Corporation recording a valuation allowance against its deferred income tax assets in the related jurisdictions.

For the Year Ended December 31, 2020	Beginning of the Year	Recognized	Reclassified	End of the Year
Foreign currency purchase contracts	$189	$0	$27	$162
Future contracts – copper and aluminum	102	390	65	427
Change in fair value	$291	$390	$92	$589

For the Year Ended December 31, 2019
Foreign currency purchase contracts	$216	$0	$27	$189
Future contracts – copper and aluminum	(280)	97	(285)	102
Change in fair value	$(64)	$97	$(258)	$291

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss)	Estimated to be Reclassified in the Next	Year Ended December 31,
	in Statements of Operations	12 Months	2020	2019
Foreign currency purchase contracts	Depreciation and amortization	$27	$27	$27
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	427	65	(285)

Losses on foreign exchange transactions included in other expense approximated $(97) and $(1,081) for 2020 and 2019, respectively.

NOTE 16 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the consolidated balance sheets at December 31:

2020	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$4,402	$0	$0	$4,402
Foreign currency exchange contracts
Accounts receivable	0	(960)	0	(960)
Other current assets	0	1,123	0	1,123
Other noncurrent assets	0	332	0	332
Other current liabilities	0	213	0	213
Other noncurrent liabilities	0	327	0	327

2019
Investments
Other noncurrent assets	$4,183	$0	$0	$4,183
Foreign currency exchange contracts
Other current assets	0	677	0	677
Other noncurrent assets	0	153	0	153
Other current liabilities	0	323	0	323
Other noncurrent liabilities	0	95	0	95

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

NOTE 17 – REVENUE:

Net sales by geographic area and product line for the year ended December 31, 2020, and 2019, are outlined below. Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual countries were less than 10% of consolidated net sales for each of the years.

	Net Sales by Geographic Area
	2020	2019
United States	$159,908	$192,845
Foreign	168,636	205,059
Consolidated total	$328,544	$397,904

	Net Sales by Product Line
	2020	2019
Forged and cast mill rolls	$228,219	$286,036
Forged engineered products	9,670	19,594
Heat exchange coils	25,249	27,973
Centrifugal pumps	36,911	36,001
Air handling systems	28,495	28,300
Consolidated total	$328,544	$397,904

NOTE 18 – STOCK-BASED COMPENSATION:

In May 2016, the shareholders of the Corporation approved the adoption of the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (the “Incentive Plan”), which authorizes the issuance of up to 1,100,000 shares of the Corporation’s common stock for awards under the Incentive Plan. The Incentive Plan replaced the 2011 Omnibus Incentive Plan (the “Predecessor Plan”). No new awards will be granted under the Predecessor Plan. Any awards outstanding under the Predecessor Plan will remain subject to, and be paid under, the Predecessor Plan, and any shares subject to outstanding awards under the Predecessor Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Incentive Plan.

Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

The Incentive Plan may be administered by the Board of Directors or the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted and the nature, amount and terms of such awards. The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. The number of shares of common stock issued to non-employee directors was 70,000 in each of 2020 and 2019.

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

The grant date fair value for the RSUs equals the closing price of the Corporation’s common stock on the NYSE on the date of grant. The grant date fair value for PSUs subject to a market condition is determined using a Monte Carlo simulation model and the grant date fair value for PSUs that vest subject to a performance condition is equal to the closing price of the Corporation’s stock on the NYSE on the date of grant. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market or performance condition and is adjusted for subsequent changes in the estimated or actual outcome of the condition. Unrecognized compensation expense associated with the RSUs and PSUs equaled $1,519 at December 31, 2020, and is expected to be recognized over a weighted average period of approximately 2 years.

Outstanding RSUs and PSUs, which would represent non-vested awards, as of December 31, 2020, and 2019, and activity for the years then ended, are as follows:

	Number of RSUs	Weighted Average Fair Value	Number of PSUs	Weighted Average Fair Value
Outstanding at January 1, 2019	172,705	$11.77	126,587	$11.19
Granted	164,382	3.23	164,442	3.60
Converted to common stock	(89,339)	12.03	0	N/A
Forfeited/cancelled	(27,897)	10.48	(76,838)	10.15
Outstanding at December 31, 2019	219,851	5.45	214,191	5.74
Granted	162,503	3.22	169,178	4.19
Converted to common stock	(95,391)	6.81	(5,793)	14.00
Forfeited/cancelled	(8,305)	5.59	(29,380)	10.46
Outstanding at December 31, 2020	278,658	$3.68	348,196	$4.45

Outstanding stock options, all of which are fully vested, as of December 31, 2020, and 2019, and activity for the years then ended, are as follows:

	Number of Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2019	605,585	$20.54	2.8	$0
Granted	0	N/A
Exercised	0	N/A
Forfeited/cancelled	(196,835)	18.25
Outstanding at December 31, 2019	408,750	21.64	2.1	0
Granted	0	N/A
Exercised	0	N/A
Forfeited/cancelled	(139,500)	25.10
Outstanding at December 31, 2020	269,250	$19.85	2.0	$0
Exercisable at December 31, 2020	269,250	$19.85	2.0	$0
Vested or expected to vest at December 31, 2020	269,250	$19.85	2.0	$0

Stock-based compensation expense for all awards, including expense for shares to be issued to non-employee directors, approximated $1,329 and $1,422 for 2020 and 2019, respectively. The income tax benefit recognized in the consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense was recognized (see Note 21).

NOTE 19 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $2,047 for 2020 and $2,523 for 2019.

NOTE 20 – LITIGATION:

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

Asbestos Claims

The following table reflects approximate information about the claims for the Asbestos Liability against Air & Liquid and the Corporation for the year ended December 31, 2020, and 2019:

	2020	2019
Total claims pending at the beginning of the period	6,102	6,772
New claims served	1,016	1,370
Claims dismissed	(855)	(1,663)
Claims settled	(372)	(377)
Total claims pending at the end of the period(1)	5,891	6,102
Gross settlement and defense costs (in 000’s)	$27,437	$20,289
Average gross settlement and defense costs per claim resolved (in 000’s)	$22.36	$9.95
(1)

Included as “open claims” are approximately 688 and 749 claims in 2020 and 2019, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation, commonly referred to as the MDL.

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

Asbestos Valuations

At December 31, 2006, with the assistance of a nationally recognized expert in the valuation of asbestos liabilities, the Corporation recorded its initial reserve for the Asbestos Liability. With the assistance of the nationally recognized expert, the reserve for the Asbestos Liability had been periodically updated since that time. In 2018, the Corporation engaged Nathan Associates Inc. (“Nathan”) to update the liability valuation, and additional reserves were established by the Corporation for the Asbestos Liability claims pending or projected to be asserted through 2052, the estimated final date by which the Corporation expects to have settled all asbestos-related claims. The methodology used by Nathan in its projection was substantially the same methodology employed by the previous expert and included the following factors:

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

Using this information, Nathan estimated the number of future claims for the Asbestos Liability that would be filed through the year 2052, as well as the settlement or indemnity costs that would be incurred to resolve both pending and future unasserted claims through 2052. This methodology has been accepted by numerous courts.

In conjunction with developing the Asbestos Liability through 2052, the Corporation also developed an estimate of probable insurance recoveries for the Asbestos Liability. In developing the estimate, the Corporation considered Nathan’s projection for settlement or indemnity costs for the Asbestos Liability and management’s projection of associated defense costs (based on the current defense to indemnity cost ratio), as well as a number of additional factors. These additional factors included the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for the Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also are among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for the Asbestos Liability. Based upon all of the factors considered by the Corporation, and considering the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for the Asbestos Liability and defense costs through 2052.

Based on the analysis described above, the Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for the Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. Defense costs are estimated at 80% of settlement costs. The reserve at December 31, 2020, was $180,196. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($117,937 at December 31, 2020).

The following table summarizes activity relating to insurance recoveries for the year ended December 31, 2020, and 2019.

	2020	2019
Insurance receivable – asbestos, beginning of the year	$136,932	$152,508
Settlement and defense costs paid by insurance carriers	(18,712)	(15,576)
Change in estimated coverage	(283)	0
Insurance receivable – asbestos, end of the year	$117,937	$136,932

In 2020, the Corporation recognized a reserve equaling $283 for the potential insolvency of an insurance carrier. The balance of the insurance receivable does not assume any recovery from insolvent carriers. In addition, a substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for the Asbestos Liability.

The amounts recorded for the Asbestos Liability and insurance receivable rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or Nathan’s calculations vary significantly from actual results. Key variables in these assumptions are identified above and include the number and type of new claims to be filed each year, the average cost of disposing of each such new claim, average annual defense costs, compliance by relevant parties with the terms of the Settlement Agreements, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and ability to recover under the Corporation’s insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

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

NOTE 21 – INCOME TAXES:

Income (loss) income from continuing operations before income taxes is summarized below. Income (loss) from continuing operations before income taxes for certain foreign entities is classified differently for book reporting and income tax reporting purposes.

	2020	2019
Domestic	$(1,587)	$(14,335)
Foreign	10,287	5,968
Income (loss) from continuing operations before income taxes	$8,700	$(8,367)

The income tax (benefit) provision for continuing operations consisted of the following:

	2020	2019
Current:
Federal	$(3,614)	$(118)
State	107	56
Foreign	2,079	1,611
Current income tax (benefit) provision	(1,428)	1,549
Deferred:
Federal	2,485	2,244
State	1,329	(217)
Foreign	(178)	(422)
Decrease in valuation allowance	(2,678)	(1,046)
Deferred income tax provision	958	559
Total income tax (benefit) provision	$(470)	$2,108

The income tax benefit recorded in 2020 includes a benefit of $3,502 for the carryback of net operating losses, as enabled by the CARES Act, to an earlier period, at a higher tax rate, resulting in the release of a portion of the valuation allowance previously established against the deferred income tax assets of the Corporation.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax was as follows:

	2020	2019
Computed at statutory rate	$1,827	$(1,757)
Tax differential on non-U.S. earnings	(44)	44
State income taxes	1,413	(172)
Meals and entertainment	32	83
Alternative minimum tax credits	0	(13)
GILTI inclusion	1,586	4,859
Net operating loss carryback	(3,502)	0
Decrease in valuation allowance	(2,678)	(1,046)
Adjustments to net operating losses	53	4
Other – net	843	106
Total income tax provision	$(470)	$2,108

Deferred income tax assets and liabilities as of December 31, 2020, and 2019, are summarized below. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. If the Corporation were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

	2020	2019
Assets:
Employment – related liabilities	$8,709	$8,643
Pension liability – foreign	688	958
Pension liability – domestic	11,991	11,605
Capital loss carryforwards	157	316
Asbestos-related liability	15,521	17,963
Net operating loss – domestic	8,735	8,929
Net operating loss – state	4,711	4,014
Net operating loss – foreign	10,940	10,256
Inventory related	2,056	2,100
Impairment charge associated with investment in MG	949	1,043
Operating lease right-of-use assets	1,026	1,388
Other	2,568	3,476
Gross deferred income tax assets	68,051	70,691
Valuation allowance	(42,454)	(43,671)
	25,597	27,020
Liabilities:
Depreciation	(22,165)	(21,741)
Intangible assets – finite life	(707)	(830)
Intangible assets – indefinite life	(552)	(492)
Operating lease liabilities	(1,026)	(1,388)
Other	(57)	(115)
Gross deferred income tax liabilities	(24,507)	(24,566)
Net deferred income tax assets	$1,090	$2,454

At December 31, 2020, the Corporation has U.S. federal net operating loss carryforwards of $41,596, which $34,862 can be carried forward indefinitely but will be limited to 80 percent of taxable income in any given year. The balance of $6,734 will begin to expire in 2035 and can be used without taxable income limitation. Additionally, at December 31, 2020, the Corporation had state net operating loss carryforwards of $71,281, which begin to expire in 2021, and foreign net operating loss carryforwards from continuing operations of $53,209 and capital loss carryforwards of $824 which do not expire.

Unrecognized tax benefits and changes in unrecognized tax benefits for the year ended December 31, 2020, and 2019, are insignificant. If the unrecognized tax benefits were recognized, the effect on the Corporation’s effective income tax rate would also be insignificant. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2020, and 2019, and in the consolidated statements of operations for 2020 and 2019 is insignificant.

The Corporation is subject to taxation in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for 2013, due to the carryback of net operating losses enabled by the CARES Act, and for tax years 2017 – 2020.

NOTE 22 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of approximately $100 at December 31, 2020, is considered adequate based on information known to date.

NOTE 23 – RELATED PARTIES:

ATR has a loan outstanding with its minority shareholder. The loan originally matured in 2008 but has been renewed continually for one-year periods. Interest does not compound and has accrued on the outstanding balance, since inception, at the three-to-five-year loan interest rate set by the People’s Bank of China in effect at the time of renewal. The loan balance approximated $1,056 (RMB 6,901) at December 31, 2020, and $2,856 (RMB 19,901) at December 31, 2019. During 2020, ATR repaid $1,882 (RMB 13,000) in principal and $290 (RMB 2,000) in accrued interest. The interest rate for 2020 approximated 5%, and accrued interest approximated $2,117 (RMB 13,842) and $2,152 (RMB 14,999) as of December 31, 2020, and 2019, which is recorded in other current liabilities.

Purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $7,566 (RMB 52,255) and $14,166 (RMB 97,763) in 2020 and 2019, respectively. Excluding the loan and interest outstanding, the amount payable to ATR’s minority shareholder and its affiliates approximated $344 (RMB 2,249) and $408 (RMB 2,841) at December 31, 2020, and 2019, respectively. Additionally, customer deposits from ATR’s minority shareholder and its affiliates approximated $456 (RMB 2,984) at December 31, 2020. Sales to ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $9,154 (RMB 63,222) and $11,200 (RMB 77,303) for 2020 and 2019, respectively. No amounts were due from ATR’s minority shareholder or its affiliates as of December 31, 2020, or 2019.

NOTE 24 – BUSINESS SEGMENTS:

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

	Net Sales(1)		Income (Loss) from Continuing Operations Before Income Taxes
	2020	2019	2020	2019
Forged and Cast Engineered Products(2)	$237,889	$305,630	$8,621	$(6,130)
Air and Liquid Processing	90,655	92,274	10,133	10,002
Total Reportable Segments	328,544	397,904	18,754	3,872
Corporate costs, including other income (expense)(3)	0	0	(10,054)	(12,239)
Consolidated total	$328,544	$397,904	$8,700	$(8,367)

	Capital Expenditures		Depreciation and Amortization Expense		Identifiable Assets(4)
	2020	2019	2020	2019	2020	2019
Forged and Cast Engineered Products	$7,972	$10,586	$17,583	$17,818	$297,552	$325,584
Air and Liquid Processing	494	378	824	963	156,322	172,992
Corporate	0	0	168	186	9,334	7,984
Consolidated total	$8,466	$10,964	$18,575	$18,967	$463,208	$506,560

	Long-Lived Assets(5)		Income (Loss) from Continuing Operations Before Income Taxes
Geographic Areas:	2020	2019	2020	2019
United States	$220,372	$235,778	$(1,706)	$(13,996)
Foreign	68,511	74,373	10,406	5,629
Consolidated total	$288,883	$310,151	$8,700	$(8,367)
(1)

For the Forged and Cast Engineered Products segment, one customer accounted for 11% of its net sales in 2020 and 12% of its net sales for 2019. For the Air and Liquid Processing segment, no customers exceeded 10% of its net sales in 2020, and one customer accounted for 12% of its net sales in 2019.

(2)

Loss from continuing operations before income taxes for the Forged and Cast Engineered Products segment for 2019 includes an impairment charge of $10,082 to record the Avonmore Plant to its estimated net realizable value less costs to sell in anticipation of its sale, which was completed in September 2019.

(3)

Corporate costs, including other income (expense), for 2020 decreased from 2019 principally due to lower employee-related costs and professional fees and restructuring-related costs in 2019 that did not recur in 2020.

(4)

Identifiable assets for the Forged and Cast Engineered Products segment include investments in joint ventures of $2,175 at December 31, 2020, and 2019. The change in the identifiable assets of the Air and Liquid Processing segment relates primarily to the movement in asbestos-related insurance receivables, the balances of which equaled $117,937 and $136,932 at December 31, 2020, and 2019, respectively.

(5)

Foreign long-lived assets represent primarily assets of the foreign operations. Long-lived assets of the U.S. include noncurrent asbestos-related insurance receivables of $101,937 and $120,932 for 2020 and 2019, respectively.

NOTE 25 – SUBSEQUENT EVENTS:

The following events have occurred subsequent to December 31, 2020:

•

To date, the Corporation has received proceeds of approximately $3,050 from shareholders who exercised 1,188,231 Series A warrants, equating to an increase in the number of common shares outstanding for the Corporation of 530,422 common shares.

•	The collective bargaining agreement set to expire in March 2021 was successfully negotiated and subsequently extended to March 2025.
•

ARPA was signed into law by President Biden in March 2021, which will defer certain employer contributions otherwise due to the Corporation’s domestic defined benefit pension plans. The Corporation is currently evaluating other provisions of the relief package that may be available to it.

QUARTERLY INFORMATION – UNAUDITED

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

Ampco-Pittsburgh Corporation

Carnegie, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

These critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos Liabilities and Related Insurance Receivables

These described in Notes 1 and 19 to the Corporation’s consolidated financial statements, the Corporation has accrued asbestos liabilities of $180.2 million ($22.0 million current and $158.2 million long-term) and recorded asbestos-related insurance receivables of $117.9 million ($16.0 million current and $101.9 million noncurrent) as of December 31, 2020. These liabilities and insurance receivables relate to claims that have been asserted alleging personal injury from exposure to asbestos-containing components historically used in certain products manufactured by predecessors of the Corporation’s Air & Liquid Systems Corporation. The Corporation utilizes third-party experts to assist in developing (i) an estimate for the asbestos liability for the probable pending and future claims over the period that the Corporation believes it can reasonably estimate such claims and (ii) an estimate for the insurance receivable for the insurance proceeds expected to be received under existing policies and the related settlement agreements associated with the asbestos liabilities.

We identified the valuation of asbestos liabilities and insurance receivables as a critical audit matter. The principal considerations for our determination are: (i) the subjectivity of estimating projected claims including the period for which the Corporation can reasonably estimate the asbestos liabilities, (ii) the estimation process for projected settlement values of reported and unreported claims including the number of claims expected to be filed and adjudicated, the disease type, and the settlement and defense costs to estimate the asbestos liabilities, and (iii) the complexity of determining the associated insurance receivables including the estimated settlement costs for the asbestos liabilities and the associated defense costs, the continued financial solvency of the insurers, and legal interpretation of rights for recovery under the insurance policies and the related settlement agreements. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the qualifications, experience, and objectivity of the Corporation’s third-party experts;
•	Testing the underlying historical data that served as a basis for the valuation of the asbestos liabilities for completeness and accuracy through the examination of relevant source documents;
•	Testing the insurance policies for existence and coverage amounts including independent confirmation of a selection of policies and the related settlement agreements directly with insurance carriers;
•	Evaluating the ongoing financial solvency of insurance providers utilizing publicly available financial information; and
•

Utilizing personnel with specialized knowledge and skill in actuarial science to assist in: (i) evaluating the valuation methodology utilized by the Corporation to estimate the asbestos liabilities, (ii) testing the computation of the asbestos liability estimate performed by the Corporation’s third-party experts, (iii) evaluating the period utilized by the Corporation to project probable pending and future claims, and (iv) evaluating the reasonableness of certain assumptions utilized to develop the estimates for the asbestos liabilities and insurance receivables such as the estimated settlement or indemnity costs for the asbestos liabilities and the associated defense costs.

/s/ BDO USA, LLP

We have served as the Corporation’s auditor since 2020.

Pittsburgh, Pennsylvania

March 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Ampco-Pittsburgh Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Ampco-Pittsburgh Corporation and subsidiaries (the “Corporation”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania

March 16, 2020

We began serving as the Corporation’s auditor in 1999. In 2020, we became the predecessor auditor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting. The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Effective internal control over financial reporting can only provide reasonable assurance that the objectives of the control process are met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, the design of internal control over financial reporting includes the consideration of the benefits of each control relative to the cost of the control.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

– PART III –

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Corporation’s directors required by Item 401 of Regulation S-K and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in the Corporation’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) which the Company anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the Corporation’s fiscal year, and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers.”

The information required by Item 405 of Regulation S-K is contained under the caption “Security Ownership of Certain Beneficial Owners and Management―Delinquent Section 16(a) Reports” of the Proxy Statement and is incorporated by reference.

The Corporation and its subsidiaries have adopted a Code of Business Conduct and Ethics that applies to all of their officers, directors and employees, as well as an additional Code of Ethics that applies to the Corporation’s Chief Executive Officer and Chief Financial Officer, which are available on the Corporation’s website at www.ampcopittsburgh.com.

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance – Director Nominating Procedures” and “Board Committees; Director Compensation – Audit Committee” of the Proxy Statement and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is contained under the captions “Director Compensation,” “Compensation Discussion and Analysis (“CDA”),” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Retirement Benefits,” “Potential Payments upon Termination, Resignation or Change in Control,” and “Report of The Compensation Committee” of the Proxy Statement and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by Item 201(d) of Regulation S-K relating to securities authorized for issuance under equity compensation plans is contained under the caption “Approval of The Amendment and Restatement of The 2016 Omnibus Incentive Plan (Proposal 3)―Equity Compensation Plan Table” of the Proxy Statement and is incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required for Item 14 is contained under the caption “Report of the Audit Committee” of the Proxy Statement and is incorporated herein.

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

The financial statement schedules are not applicable to the Corporation since the Corporation meets the definition of a Smaller Reporting Company, as defined by the Securities and Exchange Commission per Rule 12b-2 of the Exchange Act.

Page Number
Index to Ampco-Pittsburgh Corporation Financial Data	72

3.	Exhibits

Exhibit No.

2.1

Share Sale and Purchase Agreement, dated December 2, 2015, by and among Ampco-Pittsburgh Corporation, Ampco UES Sub, Inc., Altor Fund II GP Limited, and Åkers Holding AB, incorporated by reference to Current Report on Form 8-K filed on December 8, 2015.

2.2

Addendum to Share Sale and Purchase Agreement, dated March 1, 2016, by and among Ampco-Pittsburgh Corporation, Ampco UES Sub, Inc., Altor Fund II GP Limited, and Åkers Holding AB, incorporated by reference to Current Report on
Form 8-K filed on March 7, 2016.

2.3

Second Addendum to Share Sale and Purchase Agreement, dated March 3, 2016, by and among Ampco-Pittsburgh Corporation, Ampco UES Sub, Inc., Altor Fund II GP Limited, and Åkers Holding AB, incorporated by reference to Current Report on Form 8-K filed on March 7, 2016.

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

3.1	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

3.2	Amended and Restated By-laws, effective as of December 17, 2015, incorporated by reference to Current Report on Form 8-K filed on December 23, 2015.

3.3	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

4.1	Form of Common Stock Certificate, incorporated by reference to Registration Statement on Form S-3 filed on January 19, 2018.

4.2	Form of Series A Warrant Certificate, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on July 21, 2020.

4.3

Warrant Agreement between Ampco-Pittsburgh Corporation and Broadridge Corporate Issuer Solutions, Inc. with respect to Series A Warrants, incorporated by reference to Quarterly Report on Form 10-Q filed on November 16, 2020.

4.4	Description of Securities filed herewith.

10.1*	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, incorporated by supplement to the Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders filed on March 23, 2016.

10.2*

Amended and Restated Change in Control Agreement by and between Ampco-Pittsburgh Corporation and Rose Hoover, dated November 4, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on November 6, 2015.

10.3*

Amended and Restated Change in Control Agreement by and between Ampco-Pittsburgh Corporation and Dee Ann Johnson, dated November 4, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on November 6, 2015.

10.4*

Amended and Restated Change in Control Agreement by and among Ampco-Pittsburgh Corporation, Air & Liquid Systems Corporation, and Terrence W. Kenny, dated November 4, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on November 6, 2015.

10.5*	Change in Control Agreement by and between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Current Report on Form 8-K filed on April 25, 2016.
10.6*

Amendment No. 1 to Amended and Restated Union Electric Steel Corporation Retirement Restoration Plan for Robert G. Carothers, effective as of July 1, 2015, incorporated by reference to Quarterly Report on Form 10-Q filed on August 10, 2015.

10.7*

Retirement and Consulting Agreement, effective as of May 1, 2016, by and between Union Electric Steel Corporation and Robert G. Carothers, incorporated by reference to Current Report on Form 8-K filed on May 3, 2016.

10.8

Revolving Credit and Security Agreement, effective as of May 20, 2016, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on May 24, 2016.

10.9

First Amendment to Revolving Credit and Security Agreement, dated October 31, 2016, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on November 4, 2016.

10.10

Second Amendment to Revolving Credit and Security Agreement, dated March 2, 2017, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, the guarantors, and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on March 7, 2017.

10.11

Consent, Release and Amendment, dated September 30, 2019, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain borrowers, guarantors and the other agents party thereto, incorporated by reference to Current Report on Form 8-K filed on October 3, 2019.

10.12*	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

10.13*	Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

10.14*

Amendment No. 1 to Retirement and Consulting Agreement, effective as of June 1, 2017, by and between Union Electric Steel Corporation and Robert G. Carothers, incorporated by reference to Quarterly Report on Form 10-Q filed on August 9, 2017.

10.15*

Change in Control Agreement by and between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated July 1, 2018, incorporated by reference to Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on August 17, 2018.

10.16*

Offer Letter by and between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated June 16, 2018, incorporated by reference to Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on August 17, 2018.

10.17*	Ampco-Pittsburgh Corporation Executive Severance Plan, effective as of June 21, 2018, incorporated by reference to Current Report on Form 8-K filed on June 27, 2018.

10.18

Master Lease Agreement by and between Union Electric Steel Corporation and Store Capital Acquisitions, LLC, dated September 28, 2018, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2018.

10.19

Unconditional Guaranty of Payment and Performance by and between Ampco-Pittsburgh Corporation and Store Capital Acquisitions, LLC, dated September 28, 2018, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2018.

10.20

Third Amendment to Revolving Credit and Security Agreement, dated September 28, 2018, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as administrative agent, and certain lenders, guarantors and the other agents party thereto, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2018.

10.21*

Amendment No. 2 to Retirement and Consulting Agreement, effective as of January 1, 2019, by and between Union Electric Steel Corporation and Robert G. Carothers, incorporated by reference to Annual Report on Form 10-K filed on March 18, 2019.

10.22*

Change in Control Agreement by and among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Samuel C. Lyon, dated March 6, 2019, incorporated by reference to Annual Report on Form 10-K filed on March 18, 2019.

10.23*

Amendment to Change in Control Agreement by and between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated December 20, 2019, incorporated by reference to Annual Report on Form 10-K filed on March 16, 2020.

10.24

Fourth Amendment to Revolving Credit and Security Agreement, dated June 23, 2020, by and among Ampco-Pittsburgh Corporation and PNC Bank, National Association, as agent for the lenders, and certain lenders, the borrowers, the guarantors and other parties thereto, incorporated by reference to Current Report on Form 8-K filed on June 24, 2020.

16.1	Letter to the Securities and Exchange Commission from Deloitte & Touche LLP, incorporated by reference to Current Report on Form 8-K filed on March 10, 2020.

21	Significant Subsidiaries

23.1	Consent of BDO USA, LLP

23.2	Consent of Deloitte & Touche LLP

23.3	Consent of Nathan Associates Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101	Interactive Data File (XBRL)

*Designates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2021	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ J. Brett McBrayer
		Name:	J. Brett McBrayer
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Brett McBrayer	Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2021
J. Brett McBrayer

/s/ Michael G. McAuley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2021
Michael G. McAuley

/s/ James J. Abel	Director	March 26, 2021
James J. Abel

/s/ Terry L. Dunlap	Director	March 26, 2021
Terry L. Dunlap

/s/ Elizabeth A. Fessenden	Director	March 26, 2021
Elizabeth A. Fessenden

/s/ Michael I. German	Director	March 26, 2021
Michael I. German

/s/ William K. Lieberman	Director	March 26, 2021
William K. Lieberman

/s/ Stephen E. Paul	Director	March 26, 2021
Stephen E. Paul

/s/ Carl H. Pforzheimer, III	Director	March 26, 2021
Carl H. Pforzheimer, III

INDEX TO AMPCO-PITTSBURGH CORPORATION FINANCIAL DATA

Page Number
Index to Ampco-Pittsburgh Corporation Financial Data	72