Form 10-Q
period 2021-03-31
AMPCO PITTSBURGH CORP
filed 2021-05-10
CIK 6176

Un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 3, 2021, 18,856,736 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$18,251	$16,842
Receivables, less allowance for doubtful accounts of $935 in 2021 and $1,131 in 2020	69,947	60,366
Inventories	75,793	73,243
Insurance receivable – asbestos	16,000	16,000
Other current assets	6,076	5,381
Total current assets	186,067	171,832
Property, plant and equipment, net	157,901	162,098
Operating lease right-of-use assets	4,273	4,344
Insurance receivable – asbestos	99,862	101,937
Deferred income tax assets	2,493	2,493
Intangible assets, net	6,702	7,217
Investments in joint ventures	2,175	2,175
Other noncurrent assets	11,821	11,112
Total assets	$471,294	$463,208
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,824	$26,678
Accrued payrolls and employee benefits	20,116	19,304
Debt – current portion	14,584	12,436
Operating lease liabilities – current portion	686	674
Asbestos liability – current portion	22,000	22,000
Other current liabilities	26,928	24,240
Total current liabilities	119,138	105,332
Employee benefit obligations	79,272	81,832
Asbestos liability	154,856	158,196
Long-term debt	21,909	24,807
Noncurrent operating lease liabilities	3,587	3,670
Deferred income tax liabilities	1,417	1,403
Other noncurrent liabilities	2,632	2,969
Total liabilities	382,811	378,209
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 18,857 shares in 2021 and 18,312 shares in 2020	18,857	18,312
Additional paid-in capital	173,401	170,318
Retained deficit	(43,204)	(43,371)
Accumulated other comprehensive loss	(69,187)	(68,695)
Total Ampco-Pittsburgh shareholders’ equity	79,867	76,564
Noncontrolling interest	8,616	8,435
Total shareholders’ equity	88,483	84,999
Total liabilities and shareholders’ equity	$471,294	$463,208

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$86,800	$91,063
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	69,588	70,160
Selling and administrative	11,558	11,830
Depreciation and amortization	4,743	4,699
Loss on disposal of assets	4	23
Total operating costs and expenses	85,893	86,712
Income from operations	907	4,351
Other income (expense):
Investment-related income	18	4
Interest expense	(895)	(1,216)
Other income (expense) – net	665	(1,320)
Total other income (expense)	(212)	(2,532)
Income before income taxes	695	1,819
Income tax (provision) benefit	(381)	2,783
Net income	314	4,602
Less: Net income attributable to noncontrolling interest	147	460
Net income attributable to Ampco-Pittsburgh	$167	$4,142

Net income per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.01	$0.33
Diluted	$0.01	$0.33

Weighted average number of common shares outstanding:
Basic	18,637	12,656
Diluted	20,669	12,672

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$314	$4,602
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(856)	(4,882)
Unrecognized employee benefit costs (including effects of foreign currency translation)	57	693
Fair value of cash flow hedges	310	(578)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	362	385
Realized gains from settlement of cash flow hedges	(331)	(15)
Other comprehensive loss	(458)	(4,397)
Comprehensive (loss) income	(144)	205
Less: Comprehensive income attributable to noncontrolling interest	181	338
Comprehensive loss attributable to Ampco-Pittsburgh	$(325)	$(133)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended March 31, 2021	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2021	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999
Stock-based compensation		546				546
Comprehensive income (loss):
Net income			167		147	314
Other comprehensive (loss) income				(492)	34	(458)
Comprehensive income (loss)					181	(144)
Shareholder exercise of warrants (Note 9)	539	2,562				3,101
Issuance of common stock excluding excess tax benefits of $0	6	(25)				(19)
Balance at March 31, 2021	$18,857	$173,401	$(43,204)	$(69,187)	$8,616	$88,483

Three Months Ended March 31, 2020
Balance at January 1, 2020	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616
Stock-based compensation		364				364
Comprehensive income:
Net income			4,142		460	4,602
Other comprehensive loss				(4,275)	(122)	(4,397)
Comprehensive income					338	205
Issuance of common stock excluding excess tax benefits of $0	7	(13)				(6)
Balance at March 31, 2020	$12,659	$156,602	$(47,199)	$(72,937)	$7,054	$56,179

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net cash flows provided by operating activities	$1,858	$12,605

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,378)	(1,912)
Purchases of long-term marketable securities	(1)	(2)
Proceeds from sale of long-term marketable securities	76	71
Net cash flows used in investing activities	(2,303)	(1,843)

Cash flows from financing activities:
Repayment of debt	(500)	(335)
Proceeds from Revolving Credit and Security Agreement	3,571	853
Payments on Revolving Credit and Security Agreement	(4,000)	(3,662)
Proceeds from shareholder exercise of warrants (Note 9)	3,101	0
Net cash flows provided by (used in) financing activities	2,172	(3,144)

Effect of exchange rate changes on cash and cash equivalents	(318)	(636)

Net increase in cash and cash equivalents	1,409	6,982
Cash and cash equivalents at beginning of period	16,842	6,960
Cash and cash equivalents at end of period	$18,251	$13,942

Supplemental information:
Income tax payments	$274	$312
Interest payments	$607	$874

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$665	$878
Finance lease right-of-use assets exchanged for lease liabilities	$0	$382
Operating lease right-of-use assets exchanged for lease liabilities	$53	$610

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. Despite the designation, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, potentially, cancellation of orders.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations and furloughing of employees. In addition, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants will impact the stability of the economic recovery and growth. The extent to which the operations of the Corporation, and the operations of its customers, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

In response to the pandemic, the United States federal government enacted the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Subsequently, on March 11, 2021, the “American Rescue Plan (“ARP”) Act of 2021” was enacted into law, providing the next phase of economic relief as a result of the COVID-19 pandemic. The ARP Act, among other things, extends provision relating to refundable payroll tax credits and deferral of contributions to employee benefit plans. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act, the ARP Act and other similar programs offered domestically and in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the three months ended March 31, 2021, and 2020, have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 is intended to simplify the accounting for income taxes including removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income, accounting for franchise or similar tax, and requiring an entity reflect the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date. The guidance became effective for the Corporation on January 1, 2021, and did not impact the Corporation’s financial position, operating results or liquidity.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260, Earnings per Share, relating to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Corporation on January 1, 2024, with early adoption of all amendments in the same period permitted. The Corporation is currently evaluating the impact the guidance will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. To date, no contracts have been required to be modified as a result of reference rate reform. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity if such an event occurs in the future and the Corporation chooses to avail itself of the optional guidance.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020, however, since the Corporation met the definition of a Smaller Reporting Company, as defined by the Securities Exchange Commission, the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not, however, affect the Corporation’s liquidity.

2.	Inventories

At March 31, 2021, and December 31, 2020, 35% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	March 31, 2021	December 31, 2020
Raw materials	$15,824	$17,893
Work-in-process	34,139	31,568
Finished goods	14,791	12,466
Supplies	11,039	11,316
Inventories	$75,793	$73,243

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2021	December 31, 2020
Land and land improvements	$10,375	$10,473
Buildings	63,547	63,765
Machinery and equipment	340,650	339,203
Construction-in-process	4,005	4,896
Other	6,870	6,870
	425,447	425,207
Accumulated depreciation and amortization	(267,546)	(263,109)
Property, plant and equipment, net	$157,901	$162,098

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 6). Land and buildings of UES-UK equal to $2,921 (£2,122) at March 31, 2021, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of finance lease right-of-use assets and the related accumulated amortization equaled $2,897 and $1,023, respectively, as of March 31, 2021, and $3,430 and $1,222, respectively, at December 31, 2020. Amortization on assets under finance leases approximated $118 and $70 for the three months ended March 31, 2021, and 2020, respectively.

4.	Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2021	December 31, 2020
Customer relationships	$6,017	$6,191
Developed technology	4,283	4,457
Trade name	2,509	2,646
	12,809	13,294
Accumulated amortization	(6,107)	(6,077)
Intangible assets, net	$6,702	$7,217

The following summarizes changes in intangible assets:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$7,217	$7,625
Amortization of intangible assets	(249)	(277)
Other, primarily impact from changes in foreign currency exchange rates	(266)	(362)
Balance at end of the period	$6,702	$6,986

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2021	December 31, 2020
Customer-related liabilities	$15,910	$16,144
Accrued interest payable	2,114	2,131
Accrued sales commissions	1,680	1,419
Other	7,224	4,546
Other current liabilities	$26,928	$24,240

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$8,105	$9,065
Satisfaction of warranty claims	(650)	(1,187)
Provision for warranty claims	786	1,114
Other, primarily impact from changes in foreign currency exchange rates	(84)	(329)
Balance at end of the period	$8,157	$8,663

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

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$6,507	$4,895
Satisfaction of performance obligations	(4,035)	(4,025)
Receipt of additional deposits	4,072	5,586
Other, primarily impact from changes in foreign currency exchange rates	(33)	(74)
Balance at end of the period	$6,511	$6,382

6.	Debt

Borrowings consisted of the following:

	March 31, 2021	December 31, 2020
Revolving Credit and Security Agreement	$5,571	$6,000
Sale and leaseback financing obligation	20,088	19,931
Industrial Revenue Bonds	9,191	9,191
Minority shareholder loan	747	1,056
Finance lease liabilities	896	1,065
Outstanding borrowings	36,493	37,243
Debt – current portion	(14,584)	(12,436)
Long-term debt	$21,909	$24,807

Revolving Credit and Security Agreement

On May 20, 2016, the Corporation became a party to a Revolving Credit and Security Agreement, which has been amended periodically (collectively, with the original and amended agreements, the “Amended Credit Agreement”). The Amended Credit Agreement is with a syndicate of banks and provides for borrowings not to exceed $92,500. The Amended Credit Agreement includes sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $15,000. The maturity date for the Amended Credit Agreement is May 20, 2022, and, subject to other terms and conditions of the Amended Credit Agreement, would become due on that date.

Availability under the Amended Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.75% to 3.25% based on the quarterly average excess availability with LIBOR set at a minimum of 0.75% or (ii) the base rate plus an applicable margin ranging between 1.75% to 2.25% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee ranging between 0.25% and 0.375% based on the daily unused portion of the credit facility. As of March 31, 2021, the Corporation had outstanding borrowings under the Amended Credit Agreement of $5,571. The average interest rate was approximately 4% for the three months ended March 31, 2021, and 2020. Additionally, the Corporation utilizes a portion of the credit facility for letters of credit (Note 8). As of March 31, 2021, remaining availability under the Amended Credit Agreement approximated $46,800, net of standard availability reserves.

Borrowings outstanding under the Amended Credit Agreement are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the Amended Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness, and acquisitions and divestures. The Corporation must also maintain a certain level of excess availability. The Corporation was in compliance with the applicable bank covenants as of March 31, 2021.

Sale and Leaseback Financing Obligation

In September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 8% for the three months ended March 31, 2021, and 2020.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. The IRBs are remarketed periodically. If the IRBs are not able to be remarketed, although considered remote by the Corporation and its bankers, the bondholders can seek reimbursement immediately from the letters of credit which serve as collateral for the bonds. Accordingly, the IRBs are recorded as current debt.

7.	Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans are as follows:

	Three Months Ended March 31,
	2021	2020
U.S. defined benefit pension plans	$0	$281
Foreign defined benefit pension plans	171	105
Other postretirement benefits (e.g., net payments)	182	432
U.K. defined contribution pension plan	82	80
U.S. defined contribution plan	1,402	1,377

Net periodic pension and other postretirement benefit costs include the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2021	2020
Service cost	$57	$58
Interest cost	1,471	1,836
Expected return on plan assets	(3,348)	(3,199)
Amortization of prior service cost (credit)	6	(3)
Amortization of actuarial loss	574	583
Net benefit income	$(1,240)	$(725)

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2021	2020
Service cost	$87	$105
Interest cost	208	263
Expected return on plan assets	(485)	(494)
Amortization of prior service credit	(77)	(72)
Amortization of actuarial loss	162	176
Net benefit income	$(105)	$(22)

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2021	2020
Service cost	$56	$59
Interest cost	70	84
Amortization of prior service credit	(254)	(254)
Amortization of actuarial gain	(35)	(45)
Net benefit income	$(163)	$(156)

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2021, equaled $14,352, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of March 31, 2021, approximated $4,000 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

At March 31, 2021, the Corporation had purchase commitments for expected future capital expenditures of approximately $3,700, which are anticipated to be spent over the next 12-18 months.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

9.	Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statement of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. Stock issuance costs equaled $1,140 and were recorded against the proceeds in additional paid in capital. In 2021, the Corporation received proceeds of $3,101 from shareholders who exercised 1,208,192 Series A warrants, equating to the issuance of 539,336 common shares.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2021, and 2020, are summarized below. All amounts are net of tax, where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2021	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)
Net change	(856)	419	(21)	(458)	34	(492)
Balance at March 31, 2021	$(12,227)	$(57,233)	$568	$(68,892)	$295	$(69,187)

Balance at January 1, 2020	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)
Net change	(4,882)	1,078	(593)	(4,397)	(122)	(4,275)
Balance at March 31, 2020	$(23,234)	$(49,781)	$(302)	$(73,317)	$(380)	$(72,937)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income. Amounts are after tax, where applicable. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2021	2020
Amortization of unrecognized employee benefit costs:
Other income	$376	$385
Income tax provision	(14)	0
Net of tax	$362	$385
Realized gains from settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(324)	(8)
Total before income tax	(331)	(15)
Income tax provision	0	0
Net of tax	$(331)	$(15)

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of March 31, 2021, approximately $4,694 of anticipated foreign-denominated sales has been hedged, which is covered by fair value contracts settling at various dates through January 2022.

Additionally, certain divisions of the Air and Liquid Processing segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2021, approximately 34%, or $2,200, of anticipated copper purchases over the next seven months and 56%, or $512, of anticipated aluminum purchases over the next six months are hedged.

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

The Corporation previously entered into purchase commitments to cover a portion of its anticipated natural gas usage for one of its subsidiaries. The commitments qualified as normal purchases and, accordingly, were not reflected on the condensed consolidated balance sheet. As of March 31, 2021, no purchase commitments for anticipated natural gas usage are outstanding. Purchases of natural gas under previously existing commitments equaled $388 for the three months ended March 31, 2020. There were no such purchases of natural gas under previously existing commitments for the three months ended March 31, 2021.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Losses on foreign exchange transactions included in other income (expense) equaled $(1,221) and $(1,731) for the three months ended March 31, 2021, and 2020, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	March 31, 2021	December 31, 2020
Fair value hedge contracts	Other current assets	$1,135	$1,123
	Other noncurrent assets	0	332
	Other current liabilities	0	12
Fair value hedged items	Receivables	(435)	(960)
	Other current liabilities	695	201
	Other noncurrent liabilities	0	327

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2021, and 2020, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods is summarized below. Amounts are after tax, where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended March 31, 2021	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$162	$0	$7	$155
Futures contracts – copper and aluminum	427	310	324	413
	$589	$310	$331	$568
Three Months Ended March 31, 2020
Foreign currency purchase contracts	$189	$0	$7	$182
Futures contracts – copper and aluminum	102	(578)	8	(484)
	$291	$(578)	$15	$(302)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2021	2020
Foreign currency purchase contracts	Depreciation and amortization	$28	$7	$7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$413	$324	$8

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2021, and December 31, 2020, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2021
Investments
Other noncurrent assets	$4,508	$0	$0	$4,508
Foreign currency exchange contracts
Accounts receivable	0	(435)	0	(435)
Other current assets	0	1,135	0	1,135
Other current liabilities	0	695	0	695
As of December 31, 2020
Investments
Other noncurrent assets	$4,402	$0	$0	$4,402
Foreign currency exchange contracts
Accounts receivable	0	(960)	0	(960)
Other current assets	0	1,123	0	1,123
Other noncurrent assets	0	332	0	332
Other current liabilities	0	213	0	213
Other noncurrent liabilities	0	327	0	327

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

13.	Revenue and Income (Loss) Before Income Taxes

Net sales and income (loss) before income taxes by geographic area for the three months ended March 31, 2021, and 2020, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended March 31,
Net Sales	2021	2020
United States	$44,482	$40,050
Foreign	42,318	51,013
	$86,800	$91,063

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2021	2020
United States (1)	$(61)	$(1,340)
Foreign	756	3,159
	$695	$1,819

(1)	Includes Corporate costs of $3,251 and $2,789 which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three months ended March 31, 2021, and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020
Forged and cast mill rolls	$58,166	$65,652
Forged engineered products	5,185	3,112
Heat exchange coils	6,057	6,548
Centrifugal pumps	10,042	8,244
Air handling systems	7,350	7,507
	$86,800	$91,063

14.	Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2021, and 2020, equaled $546 and $364, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2021, and 2020 (claims not in thousands):

	Three Months Ended March 31,
	2021	2020
Total claims pending at the beginning of the period	5,891	6,102
New claims served	318	273
Claims dismissed	(141)	(86)
Claims settled	(104)	(108)
Total claims pending at the end of period (1)	5,964	6,181
Administrative closures (2)	(2,887)
Total active claims at the end of the period (2)	3,077
Gross settlement and defense costs paid in period (in 000’s)	$3,340	$6,206
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$13.63	$31.99
(1)

Included as “total claims pending” are approximately 687 and 749 claims in 2021 and 2020, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.

(2)

In 2021, the Corporation adopted the same methodology used by Nathan Associates, Inc. (“Nathan”), the liability expert who values the Corporation’s asbestos claims, in order to better align the Corporation’s data with Nathan’s liability valuation. Nathan’s methodology treats all claims filed six or more years ago as “administratively closed.” Therefore, the Corporation changed its prior practice of reporting “Total claims pending at the end of the period” into two categories – “Administrative closures” and “Total active claims at the end of the period.” Administrative closures now include (i) those claims that were filed six or more years ago; (ii) claims that were previously classified in various jurisdictions as “inactive;” and (iii) claims that were transferred to a state or federal judicial panel on multi-district litigation. Collectively, these claims are unlikely to result in any liability to the Corporation. Accordingly, the Corporation believes that presentation of “Total active claims at the end of the period” is a better indicator of total claims which may result in future payment.

(3)	Claims resolved do not include claims that were administratively closed.

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

Based on the analysis described above, the Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at March 31, 2021, was $176,856. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($115,862 at March 31, 2021).

The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2021, and 2020.

	Three Months Ended March 31,
	2021	2020
Insurance receivable – asbestos, beginning of the year	$117,937	$136,932
Settlement and defense costs paid by insurance carriers	(2,075)	(4,062)
Insurance receivable – asbestos, end of the period	$115,862	$132,870

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers. In addition, a substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be further insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct. The difference between insurance recoveries and projected costs is not due to exhaustion of all insurance coverage for the Asbestos Liability.

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of approximately $100 at March 31, 2021, is considered adequate based on information known to date.

17.	Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended March 31,
	2021	2020
Net sales:
Forged and Cast Engineered Products	$63,351	$68,764
Air and Liquid Processing	23,449	22,299
Total Reportable Segments	$86,800	$91,063
Income before income taxes:
Forged and Cast Engineered Products	$1,846	$4,556
Air and Liquid Processing	2,312	2,584
Total Reportable Segments	4,158	7,140
Other expense, including corporate costs	(3,463)	(5,321)
Total	$695	$1,819

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19), profitability and anticipated expenses, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will”, “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•	cyclical demand for products and economic downturns;
•	excess global capacity in the steel industry;
•	fluctuations of the value of the U.S. dollar relative to other currencies;
•	increases in commodity prices or shortages of key production materials;
•	consequences of global pandemics (including COVID-19);
•	changes in the existing regulatory environment;
•	new trade restrictions and regulatory burdens associated with “Brexit”;
•	inability to successfully restructure our operations;
•	limitations in availability of capital to fund our operations and strategic plan;
•	inoperability of certain equipment on which we rely;
•	work stoppage or another industrial action on the part of any of our unions;
•	liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries;
•	inability to satisfy the continued listing requirements of the New York Stock Exchange or NYSE American;
•	failure to maintain an effective system of internal control;
•	potential attacks on information technology infrastructure and other cyber-based business disruptions; and
•

those discussed more fully elsewhere in this report and in documents filed with the Securities Exchange Commission by the Corporation, particularly in Item 1A, Risk Factors, in Part I of the Corporation’s latest Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, provided guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. Despite the designation, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, potentially, cancellation of orders.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations and furloughing of employees. In addition, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of vaccine distribution across the world and the extent of any resurgences of the virus or emergence of new variants of the virus will impact the stability of the economic recovery and growth. The extent to which the operations of the Corporation, and the operations of its customers, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

In response to the pandemic, the United States federal government enacted the “Coronavirus Aid, Relief, and Economic Security (CARES) Act” into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Subsequently, on March 11, 2021, the “American Rescue Plan (“ARP”) Act of 2021” was enacted into law, providing the next phase of economic relief as a result of the COVID-19 pandemic. The ARP Act, among other things, extends provision relating to refundable payroll tax credits and deferral of contributions to employee benefit plans. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act, the ARP Act and other similar programs offered domestically and in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

Executive Overview

For the FCEP segment, roll market conditions are improving but remain below pre-pandemic levels. Assuming no resurgences of the virus or emergence of new variants of the virus, expectations are for sales order activity to return to pre-COVID levels in the latter part of 2021 with shipments improving in 2022. The FEP market is also showing signs of improvement with increasing demand from the steel distribution and oil and gas markets. The primary focus for this segment is diversification and development of FEP for use in other industries, ongoing operational and efficiency improvements at its facilities, and capital equipment investment activities to upgrade existing equipment and increase FEP capacity.

For the Air and Liquid Processing segment, Aerofin’s heat exchanger business is being adversely impacted by lower business activity in the commercial and industrial OEM markets. Buffalo Air Handling’s custom air handling business is experiencing steady demand; however, competitive pricing pressures continue. Buffalo Pumps’ specialty centrifugal pumps business is benefiting from steady demand from the marine defense market. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity and continue to improve its sales distribution network. To date, the Air and Liquid Processing segment has successfully mitigated the negative impact on sales and operating income resulting from the pandemic.

Consolidated Results from Operations

	Three Months Ended March 31,
	2021	2020
Net Sales:
Forged and Cast Engineered Products	$63,351	$68,764
Air and Liquid Processing	23,449	22,299
Consolidated	$86,800	$91,063

Income from Operations:
Forged and Cast Engineered Products	$1,846	$4,556
Air and Liquid Processing	2,312	2,584
Corporate costs	(3,251)	(2,789)
Consolidated	$907	$4,351

	March 31, 2021	December 31, 2020
Backlog:
Forged and Cast Engineered Products	$182,150	$191,919
Air and Liquid Processing	58,097	54,212
Consolidated	$240,247	$246,131

Net sales equaled $86,800 and $91,063 for the three months ended March 31, 2021, and 2020, respectively. The decrease of $4,263 principally is attributable to a lower volume of mill roll shipments due to reduced demand as production levels for certain customers continue to be impacted by the lingering effects of the pandemic. This decrease was offset by a higher volume of shipments of FEP to customers in the oil and gas and steel distribution markets. Additionally, shipments of centrifugal pumps increased due to a higher volume of shipments to U.S. Navy shipbuilders which were partially offset by a lower volume of shipments to the power generation industry. A discussion of sales for the Corporation’s two segments is included below.

Backlog equaled $240,247 at March 31, 2021, versus $246,131 as of December 31, 2020. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. A discussion of backlog for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales was 80.2% and 77.0% for the three months ended March 31, 2021, and 2020, respectively. The increase is principally associated with the FCEP segment which was impacted by unabsorbed costs resulting from lower production levels due in part to the periodic and temporary idling of certain of its operations, a lower volume of mill roll shipments, higher net raw material costs, and changes in product mix. Additionally, the prior year benefited from receipt of business interruption insurance proceeds of $769 for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”). For the Air and Liquid Processing segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales increased slightly as a result of product mix.

Selling and administrative expenses of $11,558 and $11,830 for the three months ended March 31, 2021, and 2020, respectively, were comparable. The impact from higher exchange rates and additional commissions, due to the increase in FEP sales, during the current year quarter was offset by lower bad debt expense. In the first quarter of 2020, the FCEP segment increased its allowance for doubtful accounts by approximately $490 for anticipated write-offs for customers in the oil and gas industry anticipated to be affected by the COVID-19 pandemic.

Depreciation and amortization of $4,743 and $4,699 for the three months ended March 31, 2021, and 2020, respectively, were comparable.

Income from operations equaled $907 and $4,351 for the three months ended March 31, 2021, and 2020, respectively. The prior year period includes the Proceeds from Business Interruption Insurance Claim.

Investment-related income of $18 and $4 for the three months ended March 31, 2021, and 2020, respectively, were comparable.

Interest expense equaled $895 and $1,216 for the three months ended March 31, 2021, and 2020, respectively. The decrease is principally due to lower average borrowings outstanding under the revolving credit facility in 2021 compared to 2020.

Other income (expense) – net equaled $665 and $(1,320) for the three months ended March 31, 2021, and 2020, respectively. The improvement is due to:

•	Lower foreign exchange losses of $510;
•	Changes in the unrealized gains and losses on Rabbi trust investments of $893 principally due to market volatility in the prior year associated with the COVID-19 pandemic; and
•

Higher pension income of $582 due to lower interest costs on employee benefit obligations as a result of lower discount rates in effect as of the beginning of the year when compared to a year ago coupled with a higher expected return on plan assets in the current year as a result of an increase in the fair value of plan assets year over year.

Income tax (provision) benefit for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. The fluctuation between the periods is principally attributable to a $3,502 benefit recorded in the first quarter of 2020 due to the CARES Act, which enabled the Corporation to carry back net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance it had previously established against its deferred income tax assets.

Net income attributable to Ampco-Pittsburgh and income per common share for the three months ended March 31, 2020, include an income tax benefit of $3,502, due to the enactment of the CARES Act, and the Proceeds from Business Interruption Insurance Claim, which had a combined positive impact on income per common share of $0.34.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended March 31,
	2021	2020
Net Sales	$63,351	$68,764
Income from Operations	$1,846	$4,556

	March 31, 2021	December 31, 2020
Backlog	$182,150	$191,919

Net sales approximated $63,351 and $68,764 for the three months ended March 31, 2021, and 2020, respectively. The decrease of $5,413 from the prior year period is principally due to:

•

Lower volume of shipments of mill rolls due to reduced demand as certain customers’ production levels continue to be impacted by the lingering effects of the pandemic, which reduced net sales by approximately $8,800; and

•	Unfavorable product mix, net of higher variable-index surcharges passed through to customers as a result of higher raw material costs, which reduced net sales by approximately $2,400; offset by
•	Higher volume of FEP shipments as a result of increased demand from the steel distribution and oil and gas markets, which increased net sales by $2,700;
•	Changes in exchanges rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales by approximately $3,100.

Operating results approximated $1,846 and $4,556 for the three months ended March 31, 2021, and 2020, respectively, a decrease of $2,710. Operating results for the prior year included:

•	Proceeds from the Business Interruption Insurance Claim of $769 received in the first quarter of 2020; offset by
•	Charges for anticipated bad debts and slow-moving inventory reserves of approximately $1,000 in the first quarter of 2020 for customers expected to be more severely impacted by the pandemic.

Operating results also fluctuated due to:

•	Lower cost absorption due to reduced production levels, which adversely effected operating results by approximately $1,300;
•	Net lower volume of shipments, which adversely impacted operating results by approximately $1,200;
•	Higher raw material costs, net of higher variable-index surcharges passed through to customers, which adversely impacted operating results by approximately $700; and
•	Unfavorable product mix, which adversely impacted earnings by approximately $500; offset by
•	Lower selling and administrative expenses of approximately $500; and
•	Changes in exchanges rates used to translate operating results of the segment’s foreign subsidiaries into the U.S. dollar, which increased operating income by approximately $400.

Backlog equaled $182,150 at March 31, 2021, compared to $191,919 at December 31, 2020. The decrease in backlog is principally due to lower backlog for forged and cast rolls as a result of customers postponing order placement given the uncertainty surrounding the pandemic. An overall increase in foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar and higher backlog for FEP due to improved demand helped to offset the decrease from December 31, 2020. At March 31, 2021, the majority of the backlog is expected to ship in 2021.

Air and Liquid Processing

	Three Months Ended March 31,
	2021	2020
Net Sales	$23,449	$22,299
Income from Operations	$2,312	$2,584

	March 31, 2021	December 31, 2020
Backlog	$58,097	$54,212

Net sales approximated $23,449 and $22,299 for the three months ended March 31, 2021, and 2020, respectively, an increase of $1,150. Sales of pumps improved from a year ago by approximately 21.8% and benefited from a higher volume of shipments to U.S. Navy shipbuilders which were partially offset by lower shipments to the power generation industry. By comparison, sales of heat exchange coils decreased from a year ago by approximately 7.5% and were negatively impacted by a lower volume of replacement business. Sales of air handling units were relatively comparable quarter over quarter. Operating income for the quarter decreased slightly when compared to the prior year quarter primarily due to product mix. Backlog at March 31, 2021, improved to $58,097 from $54,212 at December 31, 2020, principally as a result of improved order intake for air handling units for the hospital and pharmaceutical markets. At March 31, 2021, the majority of the backlog is expected to ship in 2021.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations, which is calculated as income from operations excluding the Proceeds from Business Interruption Insurance Claim. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income from operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from adjusted income from operations. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Proceeds from Business Interruption Insurance Claim will not occur in future periods.

The adjustments reflected in adjusted income from operations are pre-tax. There is no tax impact associated with these adjustments due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdictions where the income or expense is recognized.

The following is a reconciliation of income from operations to non-GAAP adjusted income from operations for the three months ended March 31, 2021, and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Income from operations, as reported (GAAP)	$907	$4,351
Proceeds from Business Interruption Insurance Claim (1)	0	(769)
Income from operations, as adjusted (Non-GAAP)	$907	$3,582

(1)	Represents business interruption insurance proceeds received for equipment outages that occurred in 2018.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the three months ended March 31, 2021, and 2020, equaled $1,858 and $12,605, respectively. The decrease between the periods is principally due to an increase in trade working capital as the Corporation begins to return to a higher level of business activity following the pandemic.

Deferred employer-side social security payments equaled $2,163 at March 31, 2021. Under the current provisions of the CARES Act, deferred social security payments will be due equally in December 2021 and December 2022.

Net cash flows used in investing activities equaled $2,303 and $1,843 for the three months ended March 31, 2021, and 2020, respectively. Capital expenditures for each of the periods were comparable and related primarily to the FCEP segment. As of March 31, 2021, commitments for future capital expenditures approximated $3,700, which are expected to be spent over the next 12 – 18 months. In addition, the Corporation will be undertaking a significant capital program valued between $25,000 and $30,000 to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next three years.

Net cash flows provided by (used in) financing activities equaled $2,172 and $(3,144) for the three months ended March 31, 2021, and 2020, respectively. The improvement of $5,316 is primarily due to proceeds of $3,101 received in the current year as a result of shareholders exercising their warrants for the Corporation’s common stock and lower net repayments of borrowings from the Corporation’s revolving credit agreement of $2,380.

As a result of the above, cash and cash equivalents increased by $1,409 in 2021 and ended the period at $18,251 in comparison to $16,842 at December 31, 2020. As of March 31, 2021, the majority of the Corporation’s cash and cash equivalents is held by the Corporation’s foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational and capital expenditure requirements. The maturity date for the revolving credit facility is May 20, 2022, and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. The Corporation intends to negotiate a longer-term arrangement prior to the maturity of the revolving credit facility. While availability under the revolving credit facility also should be sufficient to fund the capital equipment investment activities for the FCEP segment over the next few years, the Corporation is exploring potential financing alternatives. As of March 31, 2021, remaining availability under the revolving credit facility approximated $46,800, net of standard availability reserves.

Litigation and Environmental Matters

See Note 15 and Note 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2020, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021.

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

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Items 2-5	None

Item 6	Exhibits

(3.1)	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)	Amended and Restated By-laws, effective as of December 17, 2015, incorporated by reference to Current Report on Form 8-K filed on December 23, 2015.

(3.3)	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2021	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 10, 2021	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer