Form 10-Q
period 2021-06-30
AMPCO PITTSBURGH CORP
filed 2021-08-09
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On August 2, 2021, 19,093,738 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,313	$16,842
Receivables, less allowance for doubtful accounts of $953 as of June 30, 2021 and $1,131 at December 31, 2020	70,102	60,366
Inventories	78,935	73,243
Insurance receivable – asbestos	16,000	16,000
Other current assets	7,603	5,381
Total current assets	185,953	171,832
Property, plant and equipment, net	158,621	162,098
Operating lease right-of-use assets	4,155	4,344
Insurance receivable – asbestos	96,279	101,937
Deferred income tax assets	2,493	2,493
Intangible assets, net	6,654	7,217
Investments in joint ventures	2,175	2,175
Other noncurrent assets	12,624	11,112
Total assets	$468,954	$463,208
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,862	$26,678
Accrued payrolls and employee benefits	17,757	19,304
Debt – current portion	14,269	12,436
Operating lease liabilities – current portion	654	674
Asbestos liability – current portion	22,000	22,000
Other current liabilities	26,280	24,240
Total current liabilities	116,822	105,332
Employee benefit obligations	77,421	81,832
Asbestos liability	148,776	158,196
Long-term debt	26,613	24,807
Noncurrent operating lease liabilities	3,501	3,670
Deferred income tax liabilities	1,760	1,403
Other noncurrent liabilities	2,453	2,969
Total liabilities	377,346	378,209
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,076 shares as of June 30, 2021 and 18,312 shares at December 31, 2020	19,076	18,312
Additional paid-in capital	173,446	170,318
Retained deficit	(42,141)	(43,371)
Accumulated other comprehensive loss	(67,618)	(68,695)
Total Ampco-Pittsburgh shareholders’ equity	82,763	76,564
Noncontrolling interest	8,845	8,435
Total shareholders’ equity	91,608	84,999
Total liabilities and shareholders’ equity	$468,954	$463,208

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$92,428	$74,778	$179,228	$165,841
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	75,433	59,983	145,021	130,143
Selling and administrative	12,070	10,199	23,628	22,029
Depreciation and amortization	4,493	4,653	9,236	9,352
(Gain) loss on disposal of assets	(37)	29	(33)	52
Total operating costs and expenses	91,959	74,864	177,852	161,576
Income (loss) from operations	469	(86)	1,376	4,265
Other income (expense):
Investment-related income	1,047	108	1,065	112
Interest expense	(943)	(994)	(1,838)	(2,210)
Other income – net	2,023	2,337	2,688	1,017
Total other income (expense)	2,127	1,451	1,915	(1,081)
Income before income taxes	2,596	1,365	3,291	3,184
Income tax (provision) benefit	(1,372)	(504)	(1,753)	2,279
Net income	1,224	861	1,538	5,463
Less: Net income attributable to noncontrolling interest	161	193	308	653
Net income attributable to Ampco-Pittsburgh	$1,063	$668	$1,230	$4,810

Net income per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.06	$0.05	$0.07	$0.38
Diluted	$0.05	$0.05	$0.06	$0.37

Weighted average number of common shares outstanding:
Basic	18,981	12,740	18,810	12,698
Diluted	21,249	13,382	20,981	12,959

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$1,224	$861	$1,538	$5,463
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	1,314	2,924	458	(1,958)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(85)	(95)	(28)	598
Fair value of cash flow hedges	245	378	555	(200)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	552	378	914	763
Settlements of cash flow hedges	(389)	172	(720)	157
Other comprehensive income (loss)	1,637	3,757	1,179	(640)
Comprehensive income	2,861	4,618	2,717	4,823
Less: Comprehensive income attributable to noncontrolling interest	229	215	410	553
Comprehensive income attributable to Ampco-Pittsburgh	$2,632	$4,403	$2,307	$4,270

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2021	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2021	$18,857	$173,401	$(43,204)	$(69,187)	$8,616	$88,483
Stock-based compensation		482				482
Comprehensive income:
Net income			1,063		161	1,224
Other comprehensive income				1,569	68	1,637
Comprehensive income					229	2,861
Shareholder exercise of warrants (Note 9)	20	96				116
Issuance of common stock excluding excess tax benefits of $0	199	(533)				(334)
Balance at June 30, 2021	$19,076	$173,446	$(42,141)	$(67,618)	$8,845	$91,608

Three Months Ended June 30, 2020
Balance at April 1, 2020	$12,659	$156,602	$(47,199)	$(72,937)	$7,054	$56,179
Stock-based compensation		113				113
Comprehensive income:
Net income			668		193	861
Other comprehensive income				3,735	22	3,757
Comprehensive income					215	4,618
Issuance of common stock excluding excess tax benefits of $0	135	140				275
Balance at June 30, 2020	$12,794	$156,855	$(46,531)	$(69,202)	$7,269	$61,185

Six Months Ended June 30, 2021
Balance at January 1, 2021	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999
Stock-based compensation		1,028				1,028
Comprehensive income:
Net income			1,230		308	1,538
Other comprehensive income				1,077	102	1,179
Comprehensive income					410	2,717
Shareholder exercise of warrants (Note 9)	559	2,658				3,217
Issuance of common stock excluding excess tax benefits of $0	205	(558)				(353)
Balance at June 30, 2021	$19,076	$173,446	$(42,141)	$(67,618)	$8,845	$91,608

Six Months Ended June 30, 2020
Balance at January 1, 2020	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616
Stock-based compensation		477				477
Comprehensive income:
Net income			4,810		653	5,463
Other comprehensive loss				(540)	(100)	(640)
Comprehensive income					553	4,823
Issuance of common stock excluding excess tax benefits of $0	142	127				269
Balance at June 30, 2020	$12,794	$156,855	$(46,531)	$(69,202)	$7,269	$61,185

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Net cash flows (used in) provided by operating activities	$(2,754)	$31,435

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,714)	(3,333)
Proceeds from sale of property, plant and equipment	38	0
Purchases of long-term marketable securities	(18)	(139)
Proceeds from sale of long-term marketable securities	158	272
Net cash flows used in investing activities	(6,536)	(3,200)

Cash flows from financing activities:
Repayment of debt	(1,021)	(837)
Proceeds from Revolving Credit and Security Agreement	12,131	0
Payments on Revolving Credit and Security Agreement	(8,000)	(18,500)
Proceeds from shareholder exercise of warrants (Note 9)	3,217	0
Debt issuance costs	(485)	0
Net cash flows provided by (used in) financing activities	5,842	(19,337)

Effect of exchange rate changes on cash and cash equivalents	(81)	16

Net (decrease) increase in cash and cash equivalents	(3,529)	8,914
Cash and cash equivalents at beginning of period	16,842	6,960
Cash and cash equivalents at end of period	$13,313	$15,874

Supplemental information:
Income tax payments	$1,023	$1,071
Interest payments	$1,203	$1,586

Non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable	$546	$615
Finance lease right-of-use assets exchanged for lease liabilities	$113	$385
Operating lease right-of-use assets exchanged for lease liabilities	$53	$582

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except share amounts)

Overview of the Business

Ampco-Pittsburgh Corporation (the “Corporation”) manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

The Segments

The FCEP segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, issued guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. Despite the designation and particularly in 2020, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, potentially, cancellation of orders.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations and furloughing of employees. In addition, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants, such as the Delta variant, will impact the stability of economic recovery and growth. The extent to which the operations of the Corporation, and the operations of its customers, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Subsequently, on March 11, 2021, the American Rescue Plan (“ARP”) Act of 2021 was enacted into law, providing the next phase of economic relief as a result of the COVID-19 pandemic. The ARP Act, among other things, extends the provision relating to refundable payroll tax credits and deferral of contributions to employee benefit plans. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act, the ARP Act and other similar programs offered domestically and in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021, and 2020, have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 is intended to simplify the accounting for income taxes including removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, such as other comprehensive income, and accounting for franchise or similar tax, and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date. The guidance became effective for the Corporation on January 1, 2021, and did not impact the Corporation’s financial position, operating results or liquidity.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. To date, no contracts have been required to be modified as a result of reference rate reform. The Corporation is currently evaluating the impact the guidance will have on its financial position, operating results and liquidity if such an event occurs in the future and the Corporation chooses to avail itself of the optional guidance.

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

At June 30, 2021, and December 31, 2020, 32% and 35%, respectively, of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	June 30, 2021	December 31, 2020
Raw materials	$19,428	$17,893
Work-in-process	35,248	31,568
Finished goods	12,598	12,466
Supplies	11,661	11,316
Inventories	$78,935	$73,243

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2021	December 31, 2020
Land and land improvements	$10,330	$10,473
Buildings	63,506	63,765
Machinery and equipment	342,202	339,203
Construction-in-process	7,098	4,896
Other	6,882	6,870
	430,018	425,207
Accumulated depreciation and amortization	(271,397)	(263,109)
Property, plant and equipment, net	$158,621	$162,098

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 6). Land and buildings of UES-UK equal to $2,936 (£2,122) at June 30, 2021, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of finance lease right-of-use assets and the related accumulated amortization equaled $2,981 and $1,093, respectively, as of June 30, 2021, and $3,430 and $1,222, respectively, at December 31, 2020. Amortization on assets under finance leases equaled $100 and $68 for the three months ended June 30, 2021, and 2020, and $218 and $138 for the six months ended June 30, 2021, and 2020, respectively.

4.	Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2021	December 31, 2020
Customer relationships	$6,030	$6,191
Developed technology	4,350	4,457
Trade name	2,560	2,646
	12,940	13,294
Accumulated amortization	(6,286)	(6,077)
Intangible assets, net	$6,654	$7,217

Changes in intangible assets consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$6,702	$6,986	$7,217	$7,625
Amortization of intangible assets	(126)	(280)	(375)	(557)
Other, primarily impact from changes in foreign currency exchange rates	78	344	(188)	(18)
Balance at end of the period	$6,654	$7,050	$6,654	$7,050

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2021	December 31, 2020
Customer-related liabilities	$14,837	$16,144
Accrued interest payable	2,190	2,131
Accrued sales commissions	1,859	1,419
Other	7,394	4,546
Other current liabilities	$26,280	$24,240

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$8,157	$8,663	$8,105	$9,065
Satisfaction of warranty claims	(1,095)	(668)	(1,745)	(1,855)
Provision for warranty claims	723	525	1,509	1,639
Other, primarily impact from changes in foreign currency exchange rates	55	175	(29)	(154)
Balance at end of the period	$7,840	$8,695	$7,840	$8,695

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition and are recorded as other current liabilities on the condensed consolidated balance sheet. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year.

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$6,511	$6,382	$6,507	$4,895
Satisfaction of performance obligations	(2,724)	(2,967)	(6,759)	(6,992)
Receipt of additional deposits	2,262	5,018	6,334	10,604
Other, primarily impact from changes in foreign currency exchange rates	19	118	(14)	44
Balance at end of the period	$6,068	$8,551	$6,068	$8,551

6.	Debt

Borrowings consisted of the following:

	June 30, 2021	December 31, 2020
Revolving Credit and Security Agreement	$10,131	$6,000
Sale and leaseback financing obligation	20,244	19,931
Industrial Revenue Bonds	9,191	9,191
Minority shareholder loan	449	1,056
Finance lease liabilities	867	1,065
Outstanding borrowings	40,882	37,243
Debt – current portion	(14,269)	(12,436)
Long-term debt	$26,613	$24,807

Revolving Credit and Security Agreement

On May 20, 2016, the Corporation became a party to a Revolving Credit and Security Agreement, which had been amended periodically. On June 29, 2021, the Corporation entered into an amended and restated credit agreement (the “Restated Credit Agreement”) with a syndicate of banks that provides for a senior secured asset-based revolving credit facility of $100,000, which can be increased up to $130,000 at the option of the Corporation and with the approval of the lenders. The Restated Credit Agreement includes sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000. The maturity date for the Restated Credit Agreement is June 29, 2026, and, subject to other terms and conditions of the Restated Credit Agreement, would become due on that date.

Availability under the Restated Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility. As of June 30, 2021, the Corporation had outstanding borrowings under the Restated Credit Agreement of $10,131. The average interest rate was approximately 4% for each of the six months ended June 30, 2021, and 2020. Additionally, the Corporation utilizes a portion of the credit facility for letters of credit (Note 8). As of June 30, 2021, remaining availability under the Restated Credit Agreement approximated $46,700, net of standard availability reserves. Deferred financing fees of $485 have been incurred related to the Restated Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Restated Credit Agreement are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the Restated Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2021.

Sale and Leaseback Financing Obligation

In September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 8% for each of the six months ended June 30, 2021, and 2020.

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
7.	Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Six Months Ended June 30,
	2021	2020
U.S. defined benefit pension plans	$0	$281
Foreign defined benefit pension plans	311	206
Other postretirement benefits (e.g., net payments)	303	696
U.K. defined contribution pension plan	172	139
U.S. defined contribution plan	1,652	1,833

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2021	2020	2021	2020
Service cost	$65	$72	$122	$130
Interest cost	1,204	1,769	2,675	3,605
Expected return on plan assets	(3,150)	(3,190)	(6,498)	(6,389)
Amortization of prior service cost	5	24	11	21
Amortization of actuarial loss	742	532	1,316	1,115
Net benefit income	$(1,134)	$(793)	$(2,374)	$(1,518)

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2021	2020	2021	2020
Service cost	$87	$100	$174	$205
Interest cost	211	253	419	516
Expected return on plan assets	(491)	(475)	(976)	(969)
Amortization of prior service credit	(77)	(68)	(154)	(140)
Amortization of actuarial loss	165	169	327	345
Net benefit income	$(105)	$(21)	$(210)	$(43)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2021	2020	2021	2020
Service cost	$66	$54	$122	$113
Interest cost	21	56	91	140
Amortization of prior service credit	(261)	(254)	(515)	(508)
Amortization of actuarial gain	(4)	(25)	(39)	(70)
Net benefit income	$(178)	$(169)	$(341)	$(325)

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2021, equaled $14,217, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of June 30, 2021, approximated $4,000 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a significant capital program to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next three years and cost approximately $25,000 to $30,000. At June 30, 2021, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $18,400.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

9.	Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. Stock issuance costs equaled $1,140 and were recorded against the proceeds in additional paid in capital. In 2021, the Corporation received proceeds of $3,217 from shareholders who exercised 1,253,492 Series A warrants, equating to the issuance of 559,551 common shares.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2021, and 2020, are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2021	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)
Net change	458	886	(165)	1,179	102	1,077
Balance at June 30, 2021	$(10,913)	$(56,766)	$424	$(67,255)	$363	$(67,618)

Balance at January 1, 2020	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)
Net change	(1,958)	1,361	(43)	(640)	(100)	(540)
Balance at June 30, 2020	$(20,310)	$(49,498)	$248	$(69,560)	$(358)	$(69,202)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income. Amounts are after tax where applicable. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of unrecognized employee benefit costs:
Other income	$570	$378	$946	$763
Income tax provision	(18)	0	(32)	0
Net of tax	$552	$378	$914	$763
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(6)	$(14)	$(13)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(382)	178	(706)	170
Total before income tax	(389)	172	(720)	157
Income tax provision	0	0	0	0
Net of tax	$(389)	$172	$(720)	$157

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are entered into which are designated as cash flow or fair value hedges. As of June 30, 2021, approximately $2,362 of anticipated foreign-denominated sales has been hedged, which is covered by fair value contracts settling at various dates through January 2022.

Additionally, certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2021, approximately 39%, or $2,889, of anticipated copper purchases over the next eight months and 56%, or $577, of anticipated aluminum purchases over the next six months are hedged.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with Euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts had been settled and the underlying fixed assets were placed in service. The change in fair value of the foreign currency purchase contract, at the time of settlement, is included in accumulated other comprehensive loss and is being reclassified to earnings (depreciation and amortization expense) over the life of the underlying assets.

No portion of the existing cash flow or fair value hedges is considered to be ineffective, including any ineffectiveness arising from the unlikelihood of an anticipated transaction to occur. Additionally, no amounts have been excluded from assessing the effectiveness of a hedge.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas usage for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments equaled $327 and $715, respectively, for the three and six months ended June 30, 2020. There were no purchases of natural gas under purchase commitments for the three and six months ended June 30, 2021, and as of June 30, 2021, no purchase commitments for anticipated natural gas usage are outstanding.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income – net equaled $147 and $633 for the three months ended June 30, 2021, and 2020, respectively, and $(1,074) and $(1,098) for the six months ended June 30, 2021, and 2020, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	June 30, 2021	December 31, 2020
Fair value hedge contracts	Other current assets	$712	$1,123
	Other noncurrent assets	0	332
	Other current liabilities	0	12
Fair value hedged items	Receivables	(355)	(960)
	Other current liabilities	355	201
	Other noncurrent liabilities	0	327

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2021, and 2020, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended June 30, 2021	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$155	$0	$7	$148
Futures contracts – copper and aluminum	413	245	382	276
	$568	$245	$389	$424
Three Months Ended June 30, 2020
Foreign currency purchase contracts	$182	$0	$6	$176
Futures contracts – copper and aluminum	(484)	378	(178)	72
	$(302)	$378	$(172)	$248

Six Months Ended June 30, 2021
Foreign currency purchase contracts	$162	$0	$14	$148
Futures contracts – copper and aluminum	427	555	706	276
	$589	$555	$720	$424
Six Months Ended June 30, 2020
Foreign currency purchase contracts	$189	$0	$13	$176
Futures contracts – copper and aluminum	102	(200)	(170)	72
	$291	$(200)	$(157)	$248

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	12 Months	2021	2020	2021	2020
Foreign currency purchase contracts	Depreciation and amortization	$28	$7	$6	$14	$13
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$276	$382	$(178)	$706	$(170)

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2021
Investments
Other noncurrent assets	$4,712	$0	$0	$4,712
Foreign currency exchange contracts
Accounts receivable	0	(355)	0	(355)
Other current assets	0	712	0	712
Other current liabilities	0	355	0	355
As of December 31, 2020
Investments
Other noncurrent assets	$4,402	$0	$0	$4,402
Foreign currency exchange contracts
Accounts receivable	0	(960)	0	(960)
Other current assets	0	1,123	0	1,123
Other noncurrent assets	0	332	0	332
Other current liabilities	0	213	0	213
Other noncurrent liabilities	0	327	0	327

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under the non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of foreign currency exchange contracts is determined based on the fair value of similar contracts with similar terms and remaining maturities. The fair value of futures contracts is based on market quotations. The fair values of the variable-rate IRB debt and borrowings under the Restated Credit Agreement approximate their carrying values. Additionally, the fair values of trade receivables and trade payables approximate their carrying values.

13.	Revenue and Income (Loss) Before Income Taxes

Net sales and income (loss) before income taxes by geographic area for the three and six months ended June 30, 2021, and 2020, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2021	2020	2021	2020
United States	$43,892	$39,737	$88,374	$79,787
Foreign	48,536	35,041	90,854	86,054
	$92,428	$74,778	$179,228	$165,841

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) Before Income Taxes	2021	2020	2021	2020
United States (1)	$(1,210)	$(91)	$(1,271)	$(1,431)
Foreign	3,806	1,456	4,562	4,615
	$2,596	$1,365	$3,291	$3,184
(1)

Includes Corporate costs of $3,267 and $2,509 for the three months ended June 30, 2021, and 2020, respectively, and $6,518 and $5,298 for the six months ended June 30, 2021, and 2020, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three and six months ended June 30, 2021, and 2020, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Forged and cast mill rolls	$65,974	$47,770	$124,140	$113,422
Forged engineered products	5,054	2,690	10,239	5,802
Heat exchange coils	5,898	6,832	11,955	13,380
Centrifugal pumps	8,000	10,064	18,042	18,308
Air handling systems	7,502	7,422	14,852	14,929
	$92,428	$74,778	$179,228	$165,841

14.	Stock-Based Compensation

The Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (the “Incentive Plan”) originally authorized the issuance of up to 1,100,000 shares of the Corporation’s common stock for awards under the Incentive Plan. In May 2021, the shareholders of the Corporation approved an amendment and restatement of the Incentive Plan for an additional 1,600,000 shares that could be issued under the Incentive Plan. At that time, there were only 165,179 shares remaining to be issued under the original Incentive Plan. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards or short-term cash incentive awards. If any award is canceled, terminates, expires or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended June 30, 2021, and 2020, equaled $482 and $113, respectively, and for the six months ended June 30, 2021, and 2020, equaled $1,028 and $477, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense was recognized.

15.	Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses from time to time and are also subject to asbestos litigation as described below.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2021, and 2020 (claims not in thousands):

	Six Months Ended June 30,
	2021	2020
Total claims pending at the beginning of the period	5,891	6,102
New claims served	642	492
Claims dismissed	(272)	(181)
Claims settled	(197)	(159)
Total claims pending at the end of period (1)	6,064	6,254
Administrative closures (2)	(2,905)
Total active claims at the end of the period (2)	3,159
Gross settlement and defense costs paid in period (in 000’s)	$9,420	$16,221
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$20.09	$47.71
(1)

Included as “total claims pending” are approximately 658 and 748 claims in 2021 and 2020, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.

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

Based on the analysis described above, the Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. The reserve at June 30, 2021, was $170,776. Defense costs are estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508 ($112,279 at June 30, 2021).

The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2021, and 2020:

	Six Months Ended June 30,
	2021	2020
Insurance receivable – asbestos, beginning of the year	$117,937	$136,932
Settlement and defense costs paid by insurance carriers	(5,658)	(11,823)
Insurance receivable – asbestos, end of the period	$112,279	$125,109

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of approximately $100 at June 30, 2021, is considered adequate based on information known to date.

17.	Business Segments

Presented below are the net sales and income (loss) before income taxes for the Corporation’s two business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Forged and Cast Engineered Products	$71,028	$50,460	$134,379	$119,224
Air and Liquid Processing	21,400	24,318	44,849	46,617
Total Reportable Segments	$92,428	$74,778	$179,228	$165,841
Income (loss) before income taxes:
Forged and Cast Engineered Products	$1,674	$(423)	$3,520	$4,133
Air and Liquid Processing	2,062	2,846	4,374	5,430
Total Reportable Segments	3,736	2,423	7,894	9,563
Other expense, including corporate costs	(1,140)	(1,058)	(4,603)	(6,379)
Total	$2,596	$1,365	$3,291	$3,184

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

We cannot guarantee any future results, levels of activity, performance, or achievements. In addition, there may be events in the future that we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

The Business

The Corporation manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

The FCEP segment produces forged hardened steel rolls, cast rolls and open-die forged products. Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. Forged engineered products (“FEP”) are principally sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through a common independent group of sales offices located throughout the United States and Canada.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, issued guidance identifying the Corporation’s domestic businesses as critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. Despite the designation and particularly in 2020, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. It also has experienced, and may continue to experience, customer-requested delays of deliveries or, potentially, cancellation of orders.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations and furloughing of employees. In addition, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant, will impact the stability of economic recovery and growth. The extent to which the operations of the Corporation, and the operations of its customers, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry and workforce.

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer-side social security payments and contributions to employee benefit plans, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Subsequently, on March 11, 2021, the American Rescue Plan (“ARP”) Act of 2021 was enacted into law, providing the next phase of economic relief as a result of the COVID-19 pandemic. The ARP Act, among other things, extends the provision relating to refundable payroll tax credits and deferral of contributions to employee benefit plans. Similar programs have been offered in certain of the foreign jurisdictions in which the Corporation operates, including subsidies and reimbursement of certain employee-related costs. While the Corporation has taken, and intends to continue to take, advantage of various provisions of the CARES Act, the ARP Act and other similar programs offered domestically and in foreign jurisdictions in which the Corporation operates, where possible, it is unable to determine what impact those provisions may have on its consolidated financial statements in the future.

Executive Overview

For the FCEP segment, roll market conditions are improving but remain below pre-pandemic levels. Expectations are for sales orders to return to pre-pandemic levels in 2022. The FEP market is also showing signs of improvement with increasing demand from the steel distribution and oil and gas markets. The primary focus for this segment is diversification and development of FEP for use in other industries, ongoing operational and efficiency improvements at its facilities, and capital equipment investment activities to upgrade existing equipment and increase FEP capacity.

For the ALP segment, Aerofin’s heat exchanger business is seeing initial signs of improved business activity in the OEM/commercial market. Buffalo Air Handling’s custom air handling business is experiencing steady demand; however, competitive pricing pressures continue. Buffalo Pumps’ specialty centrifugal pumps business is benefiting from steady demand from the marine defense market. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve its sales distribution network. To date, the ALP segment has successfully mitigated the negative impact on sales and operating income resulting from the pandemic.

Selected Financial Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net sales	$92,428	$74,778	$17,650	$179,228	$165,841	$13,387
Costs of products sold, excluding depreciation and amortization	$75,433	$59,983	$15,450	$145,021	$130,143	$14,878
Percentage of net sales	81.6%	80.2%	1.4%	80.9%	78.5%	2.4%
Selling and administrative	$12,070	$10,199	$1,871	$23,628	$22,029	$1,599
Depreciation and amortization	$4,493	$4,653	$(160)	$9,236	$9,352	$(116)
Investment-related income	$1,047	$108	$939	$1,065	$112	$953
Interest expense	$(943)	$(994)	$51	$(1,838)	$(2,210)	$372
Other income – net	$2,023	$2,337	$(314)	$2,688	$1,017	$1,671
Income tax (provision) benefit	$(1,372)	$(504)	$(868)	$(1,753)	$2,279	$(4,032)
Net income attributable to Ampco-Pittsburgh	$1,063	$668	$395	$1,230	$4,810	$(3,580)

	June 30, 2021			December 31, 2020
Backlog		$253,706			$246,131

Net sales increased primarily due to the net of:

•	Higher volume of mill roll shipments as customers begin to return to pre-pandemic levels of production and, as a result, begin to replenish roll inventory; and
•	Higher volume of FEP sales due to a higher volume of shipments to customers in the oil and gas and steel distribution markets; offset by
•	Lower sales for the ALP segment.

A discussion of net sales for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales increased primarily due to higher net raw material costs and changes in product mix for the FCEP segment. Additionally, the six-month period ended June 30, 2020, benefited from receipt of business interruption insurance proceeds of $769 for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”). For the ALP segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales varied slightly as a result of product mix.

Selling and administrative expenses increased principally due to:

•

Higher stock-related compensation due, in part, to the increase in the share value of the common stock of the Corporation, which increased selling and administrative expense by $549 and $911 for the three and six months ended June 30, 2021, respectively;

•

Higher commission expense resulting primarily from higher FEP sales, which increased selling and administrative expenses by $466 and $677 for the three and six months ended June 30, 2021, respectively; and

•

Higher exchange rates used to translate the selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased selling and administrative expenses by $558 and $820 for the three and six months ended June 30, 2021, respectively.

The increase in selling and administrative expenses for the six months ended June 30, 2021, when compared to the same period of the prior year, is offset by lower bad debt expense of approximately $800. In particular, in the first quarter of 2020, the Corporation recognized additional bad debt reserves for customers of the FCEP segment anticipated to be adversely affected by the COVID-19 pandemic.

Depreciation and amortization was comparable between the periods.

Investment-related income fluctuated primarily due to the timing of dividends from one of the Corporation’s Chinese joint ventures. In the second quarter of 2021, the Chinese joint venture declared a dividend which equaled $1,025 for the Corporation. By comparison, the dividend was declared in the third quarter of the prior year and equaled $1,173.

Interest expense decreased principally due to lower average borrowings outstanding under the revolving credit facility.

Other income – net is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Gain (loss) on foreign exchange transactions	$147	$633	$(486)	$(1,074)	$(1,098)	$24
Unrealized gain (loss) on Rabbi trust investments	235	495	(260)	415	(218)	633
Net pension and other postretirement income	1,635	1,209	426	3,343	2,334	1,009
Other	6	0	6	4	(1)	5
	$2,023	$2,337	$(314)	$2,688	$1,017	$1,671

Other income – net fluctuated due to:

•	Lower foreign exchange gains quarter over quarter which brought year-to-date foreign exchange losses in line with that of the prior year;
•

Lower unrealized gains quarter over quarter for the Rabbi trust investments as the prior year quarter recovered some of its losses incurred in the first quarter following the start of the COVID-19 pandemic; and

•

Higher pension and other postretirement income due to lower interest costs on employee benefit obligations as a result of lower discount rates coupled with a higher expected return on plan assets as a result of an increase in the fair value of plan assets year over year.

Income tax (provision) benefit for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized.

The income tax provision for the three and six months ended June 30, 2021, includes $745 of expense associated with:

•	The restructuring of a foreign sales office; and
•	The revaluing of the deferred income taxes of the Corporation’s U.K. entity following new legislation enacted during the year, which will increase the U.K. corporate tax rate from 19% to 25% in 2023.

The income tax benefit for the six months ended June 30, 2020, includes a $3,502 benefit made possible by the CARES Act, which enabled the Corporation to carry back net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance it had previously established against its deferred income tax assets.

Net income attributable to Ampco-Pittsburgh and income per common share for the six months ended June 30, 2020, include an income tax benefit of $3,502, due to the enactment of the CARES Act, and the Proceeds from Business Interruption Insurance Claim, which had a combined positive impact on income per common share of $0.34.

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

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net Sales:
Forged and cast mill rolls	$65,974	$47,770	$18,204	$124,140	$113,422	$10,718
FEP	5,054	2,690	2,364	10,239	5,802	4,437
	$71,028	$50,460	$20,568	$134,379	$119,224	$15,155

Income (Loss) from Operations	$1,674	$(423)	$2,097	$3,520	$4,133	$(613)

	June 30, 2021			December 31, 2020
Backlog		$189,860			$191,919

The increase in net sales is principally due to the net of:

•

Higher volume of mill roll shipments resulting from improved demand as certain customers begin to return to pre-pandemic levels of production and, as a result, begin to replenish roll inventory, which increased net sales by approximately $18,200 and $9,400 for the three and six months ended June 30, 2021, respectively;

•

Higher volume of FEP shipments as a result of increased demand from the steel distribution and oil and gas markets, which increased net sales by approximately $3,900 and $6,600 for the three and six months ended June 30, 2021, respectively; and

•

Changes in exchanges rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales by approximately $3,900 and $7,000 for the three and six months ended June 30, 2021, respectively; offset by

•

Unfavorable product mix, net of higher variable-index surcharges passed through to customers as a result of higher raw material costs of $147 and $2,151 for the three and six months ended June 30, 2021, respectively, which reduced net sales by an aggregate amount of approximately $5,500 and $7,900 for the three and six months ended June 30, 2021, respectively.

Operating results fluctuated due to the net of:

•	Higher production levels contributing to better absorption of costs, which improved operating results by approximately $1,600 and $300 for the three and six months ended June 30, 2021, respectively;
•	Higher volume of shipments, which positively impacted operating results by approximately $3,600 and $2,400 for three and six months ended June 30, 2021, respectively; and
•

Changes in exchanges rates used to translate operating results of the segment’s foreign subsidiaries into the U.S. dollar, which increased operating income by approximately $300 and $700 for the three and six months ended June 30, 2021, respectively; offset by

•

Higher raw material costs, net of higher variable-index surcharges passed through to customers of $147 and $2,151 for the three and six months ended June 30, 2021, respectively, which adversely impacted operating results by approximately $700 and $1,400 for the three and six months ended June 30, 2021, respectively;

•	Unfavorable product mix, which adversely impacted earnings by approximately $2,400 and $2,900 for the three and six months ended June 30, 2021, respectively; and
•	Higher commissions associated with the higher volume of FEP sales of approximately $400 and $700 for the three and six months ended June 30, 2021, respectively.

In addition, operating results for the six months ended June 30, 2020, included:

•	Proceeds received from the Business Interruption Insurance Claim of $769; offset by
•	Charges for anticipated bad debts and slow-moving inventory reserves of approximately $1,000 for customers expected to be more severely impacted by the pandemic.

The decrease in backlog is principally due to lower backlog for cast rolls as a result of delays from customers in placing orders due to unpredictable market conditions. An overall increase in foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar and higher backlog for forged rolls and FEP due to improved demand helped to offset the decrease from December 31, 2020. At June 30, 2021, the majority of the backlog is expected to ship in 2021.

Air and Liquid Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
Net Sales:
Heat exchange coils	$5,898	$6,832	$(934)	$11,955	$13,380	$(1,425)
Centrifugal pumps	8,000	10,064	(2,064)	18,042	18,308	(266)
Air handling systems	7,502	7,422	80	14,852	14,929	(77)
	$21,400	$24,318	$(2,918)	$44,849	$46,617	$(1,768)

Income from Operations	$2,062	$2,846	$(784)	$4,374	$5,430	$(1,056)

	June 30, 2021			December 31, 2020
Backlog		$63,846			$54,212

The decrease in net sales is principally attributable to a lower level of shipments of heat exchange coils and centrifugal pumps. Sales of heat exchange coils were negatively impacted primarily by a lower volume of replacement business for the OEM/commercial market. Sales of pumps decreased due to a lower volume of shipments to the power generation industry and U.S. Navy shipbuilders. Sales of air handling units were relatively comparable for each of the periods. Operating income for the current year periods decreased when compared to the same periods of the prior year primarily due to the lower level of shipments. Backlog at June 30, 2021, improved from December 31, 2020, principally as a result of higher orders for centrifugal pumps and heat exchange coils. At June 30, 2021, the majority of the backlog is expected to ship in 2021.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income (loss) from operations, which is calculated as income (loss) from operations excluding the Proceeds from Business Interruption Insurance Claim. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income (loss) from operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from adjusted income (loss) from operations. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income (loss) from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income (loss) from operations rather than income (loss) from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Proceeds from Business Interruption Insurance Claim will not occur in future periods.

The adjustment reflected in adjusted income (loss) from operations is pre-tax. There is no tax impact associated with this adjustment due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

The following is a reconciliation of income (loss) from operations to non-GAAP adjusted income (loss) from operations for the three and six months ended June 30, 2021, and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from operations, as reported (GAAP)	$469	$(86)	$1,376	$4,265
Proceeds from Business Interruption Insurance Claim (1)	0	0	0	(769)
Income (loss) from operations, as adjusted (Non-GAAP)	$469	$(86)	$1,376	$3,496

(1)	Represents business interruption insurance proceeds received for equipment outages that occurred in 2018.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2021	2020	Change
Net cash flows (used in) provided by operating activities	$(2,754)	$31,435	$(34,189)
Net cash flows used in investing activities	(6,536)	(3,200)	(3,336)
Net cash flows provided by (used in) financing activities	5,842	(19,337)	25,179
Effect of exchange rate changes on cash and cash equivalents	(81)	16	(97)
Net (decrease) increase in cash and cash equivalents	(3,529)	8,914	(12,443)
Cash and cash equivalents at beginning of period	16,842	6,960	9,882
Cash and cash equivalents at end of period	$13,313	$15,874	$(2,561)

Net cash flows (used in) provided by operating activities fluctuated between the periods as a result of an increase in trade working capital as the Corporation begins to return to a higher level of business activity during this stage of the pandemic.

Net cash flows used in investing activities represent primarily expenditures for the FCEP segment. The Corporation has undertaken a significant capital program, valued between $25,000 and $30,000, to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next three years. At June 30, 2021, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $18,400.

Net cash flows provided by (used in) financing activities improved period over period primarily due to:

•	Net borrowings from the Corporation’s revolving credit agreement of $4,131 versus repayments in the prior year of $18,500; and
•	Proceeds of $3,217 received in the current year as a result of shareholders exercising their warrants for the Corporation’s common stock.

As of June 30, 2021, the majority of the Corporation’s cash and cash equivalents is held by the Corporation’s foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational and capital expenditure requirements. The maturity date for the revolving credit facility is June 29, 2026, and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. While availability under the revolving credit facility also should be sufficient to fund the capital equipment investment activities for the FCEP segment over the next few years, the Corporation is exploring potential financing alternatives. As of June 30, 2021, remaining availability under the revolving credit facility approximated $46,700, net of standard availability reserves.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2021.

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

Items 2-5	None.

Item 6	Exhibits

(3.1)	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)	Amended and Restated By-laws, effective as of December 17, 2015, incorporated by reference to Current Report on Form 8-K filed on December 23, 2015.

(3.3)	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(10.1)

First Amended and Restated Security Agreement, dated June 29, 2021, by and among Air & Liquid Systems Corporation, Union Electric Steel Corporation, Alloys Unlimited and Processing, LLC, Akers National Roll Company, Union Electric Steel UK Limited, Åkers AB and Åkers Sweden AB, certain lenders, the guarantors party thereto, including the Corporation, PNC Bank, National Association, as agent for the lenders, and the other lenders party thereto, incorporated by reference to Current Report on Form 8-K filed on July 1, 2021.

(10.2)	Amendment No. 3 to Retirement and Consulting Agreement, effective as of January 1, 2020, by and between Union Electric Steel Corporation and Robert G. Carothers filed herewith.

(10.3)	Amendment No. 4 to Retirement and Consulting Agreement, effective as of January 1, 2021, by and between Union Electric Steel Corporation and Robert G. Carothers filed herewith.

(10.4)	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended and restated as of May 13, 2021, incorporated by reference to Exhibit 99.1 to Form S-8 filed on May 13, 2021.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2021	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 9, 2021	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer