Form 10-Q
period 2021-09-30
AMPCO PITTSBURGH CORP
filed 2021-11-09
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 2, 2021, 19,093,782 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$12,251	$16,842
Receivables, less allowance for doubtful accounts of $964 as of September 30, 2021 and $1,131 as of December 31, 2020	67,388	60,366
Inventories	82,390	73,243
Insurance receivable – asbestos	16,000	16,000
Other current assets	4,799	5,381
Total current assets	182,828	171,832
Property, plant and equipment, net	159,792	162,098
Operating lease right-of-use assets	4,020	4,344
Insurance receivable – asbestos	93,713	101,937
Deferred income tax assets	2,163	2,493
Intangible assets, net	6,437	7,217
Investments in joint ventures	2,175	2,175
Other noncurrent assets	12,746	11,112
Total assets	$463,874	$463,208
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,922	$26,678
Accrued payrolls and employee benefits	16,356	19,304
Debt – current portion	18,849	12,436
Operating lease liabilities – current portion	634	674
Asbestos liability – current portion	22,000	22,000
Other current liabilities	22,971	24,240
Total current liabilities	119,732	105,332
Employee benefit obligations	75,068	81,832
Asbestos liability	143,867	158,196
Long-term debt	29,051	24,807
Noncurrent operating lease liabilities	3,387	3,670
Deferred income tax liabilities	1,773	1,403
Other noncurrent liabilities	2,335	2,969
Total liabilities	375,213	378,209
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,094 shares as of September 30, 2021 and 18,312 shares as of December 31, 2020	19,094	18,312
Additional paid-in capital	174,026	170,318
Retained deficit	(43,730)	(43,371)
Accumulated other comprehensive loss	(69,698)	(68,695)
Total Ampco-Pittsburgh shareholders’ equity	79,692	76,564
Noncontrolling interest	8,969	8,435
Total shareholders’ equity	88,661	84,999
Total liabilities and shareholders’ equity	$463,874	$463,208

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$81,185	$75,674	$260,413	$241,515
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	67,990	59,461	213,011	189,604
Selling and administrative	10,910	11,445	34,538	33,474
Depreciation and amortization	4,279	4,511	13,515	13,863
Loss on disposal of assets	367	79	334	131
Total operating costs and expenses	83,546	75,496	261,398	237,072
(Loss) income from operations	(2,361)	178	(985)	4,443
Other income:
Investment-related income	14	1,215	1,079	1,327
Interest expense	(834)	(1,018)	(2,672)	(3,228)
Other income – net	2,006	1,493	4,694	2,510
Total other income	1,186	1,690	3,101	609
(Loss) income before income taxes	(1,175)	1,868	2,116	5,052
Income tax (provision) benefit	(291)	(630)	(2,044)	1,649
Net (loss) income	(1,466)	1,238	72	6,701
Less: Net income attributable to noncontrolling interest	123	270	431	923
Net (loss) income attributable to Ampco-Pittsburgh	$(1,589)	$968	$(359)	$5,778

Net (loss) income per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$(0.08)	$0.07	$(0.02)	$0.45
Diluted	$(0.08)	$0.07	$(0.02)	$0.43

Weighted average number of common shares outstanding:
Basic	19,093	13,343	18,905	12,915
Diluted	19,093	14,454	18,905	13,585

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(1,466)	$1,238	$72	$6,701
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(2,499)	4,708	(2,041)	2,750
Unrecognized employee benefit costs (including effects of foreign currency translation)	275	(451)	247	147
Fair value of cash flow hedges	(8)	227	547	27
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	457	281	1,371	1,044
Settlements of cash flow hedges	(304)	10	(1,024)	167
Other comprehensive (loss) income	(2,079)	4,775	(900)	4,135
Comprehensive (loss) income	(3,545)	6,013	(828)	10,836
Less: Comprehensive income attributable to noncontrolling interest	124	561	534	1,114
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(3,669)	$5,452	$(1,362)	$9,722

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2021	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2021	$19,076	$173,446	$(42,141)	$(67,618)	$8,845	$91,608
Stock-based compensation		515				515
Comprehensive income (loss):
Net (loss) income			(1,589)		123	(1,466)
Other comprehensive (loss) income				(2,080)	1	(2,079)
Comprehensive income (loss)					124	(3,545)
Shareholder exercise of warrants (Note 9)	16	75				91
Issuance of common stock excluding excess tax benefits of $0	2	(10)				(8)
Balance at September 30, 2021	$19,094	$174,026	$(43,730)	$(69,698)	$8,969	$88,661

Three Months Ended September 30, 2020
Balance at July 1, 2020	$12,794	$156,855	$(46,531)	$(69,202)	$7,269	$61,185
Stock-based compensation		436				436
Comprehensive income:
Net income			968		270	1,238
Other comprehensive income				4,484	291	4,775
Comprehensive income					561	6,013
Equity rights offering (Note 9)	5,508	12,642				18,150
Issuance of common stock excluding excess tax benefits of $0	10	(20)				(10)
Balance at September 30, 2020	$18,312	$169,913	$(45,563)	$(64,718)	$7,830	$85,774

Nine Months Ended September 30, 2021
Balance at January 1, 2021	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999
Stock-based compensation		1,543				1,543
Comprehensive income (loss):
Net (loss) income			(359)		431	72
Other comprehensive (loss) income				(1,003)	103	(900)
Comprehensive income (loss)					534	(828)
Shareholder exercise of warrants (Note 9)	575	2,733				3,308
Issuance of common stock excluding excess tax benefits of $0	207	(568)				(361)
Balance at September 30, 2021	$19,094	$174,026	$(43,730)	$(69,698)	$8,969	$88,661

Nine Months Ended September 30, 2020
Balance at January 1, 2020	$12,652	$156,251	$(51,341)	$(68,662)	$6,716	$55,616
Stock-based compensation		913				913
Comprehensive income:
Net income			5,778		923	6,701
Other comprehensive income				3,944	191	4,135
Comprehensive income					1,114	10,836
Equity rights offering (Note 9)	5,508	12,642				18,150
Issuance of common stock excluding excess tax benefits of $0	152	107				259
Balance at September 30, 2020	$18,312	$169,913	$(45,563)	$(64,718)	$7,830	$85,774

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Net cash flows (used in) provided by operating activities	$(4,398)	$33,944

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,982)	(6,015)
Proceeds from sale of property, plant and equipment	249	30
Purchases of long-term marketable securities	(31)	(146)
Proceeds from sale of long-term marketable securities	243	349
Net cash flows used in investing activities	(11,521)	(5,782)

Cash flows from financing activities:
Repayment of debt	(1,730)	(976)
Proceeds from revolving credit facility	19,016	0
Payments on revolving credit facility	(8,500)	(34,273)
Proceeds from shareholder exercise of warrants (Note 9)	3,308	0
Proceeds from equity rights offering, net of issuance costs (Note 9)	0	18,150
Debt issuance costs	(485)	(329)
Net cash flows provided by (used in) financing activities	11,609	(17,428)

Effect of exchange rate changes on cash and cash equivalents	(281)	586

Net (decrease) increase in cash and cash equivalents	(4,591)	11,320
Cash and cash equivalents at beginning of period	16,842	6,960
Cash and cash equivalents at end of period	$12,251	$18,280

Supplemental information:
Income tax payments	$1,344	$1,597
Interest payments	$1,810	$2,287

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$1,339	$945
Finance lease right-of-use assets exchanged for lease liabilities	$1,250	$423
Operating lease right-of-use assets exchanged for lease liabilities	$53	$691

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, issued guidance outlining criteria to identify domestic businesses as operating in critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. The Corporation’s domestic businesses are deemed to participate in critical infrastructure industries; however, despite the designation and particularly in 2020, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. The pandemic has also spurred disruptions to the global supply chain. Accordingly, the Corporation has experienced, and may continue to experience, customer-requested delays of deliveries or cancellation of orders, lower order intake resulting from customers postponing projects, inability to obtain raw materials and supplies critical to the manufacturing process, delays in receiving and shipping product due to the lack of transportation, and higher cost of production and transportation.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations and furloughing of employees. In addition, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world, hesitancy to use the vaccine and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant, will impact the stability of economic recovery and growth. The extent to which the operations of the Corporation, and the operations of its customers and vendors, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

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

1.	Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2021, and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021, and 2020, have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Implemented Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740). ASU 2019-12 is intended to simplify the accounting for income taxes including removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, such as other comprehensive income, and accounting for franchise or similar tax, and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the interim period that includes the enactment date. The guidance became effective for the Corporation on January 1, 2021, and did not impact the Corporation’s consolidated financial position, operating results or liquidity.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time for applying generally accepted accounting principles to modifications of contracts, hedging relationships and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The optional guidance is available as of March 12, 2020, through December 31, 2022. To date, no contracts have been required to be modified as a result of reference rate reform. The Corporation is currently evaluating the impact the guidance will have on its consolidated financial position, operating results and liquidity if such an event occurs in the future and the Corporation chooses to avail itself of the optional guidance.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020; however, since the Corporation met the definition of a Smaller Reporting Company, as defined by the Securities Exchange Commission, the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its consolidated financial position and operating results. It will not, however, affect the Corporation’s liquidity.
2.	Inventories

At September 30, 2021, and December 31, 2020, 35% of the inventories were valued on the LIFO method with the remaining inventories valued on the FIFO method. Inventories were comprised of the following:

	September 30, 2021	December 31, 2020
Raw materials	$21,225	$17,893
Work-in-process	36,901	31,568
Finished goods	12,480	12,466
Supplies	11,784	11,316
Inventories	$82,390	$73,243

3.	Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2021	December 31, 2020
Land and land improvements	$10,252	$10,473
Buildings	63,249	63,765
Machinery and equipment	343,416	339,203
Construction-in-process	10,057	4,896
Other	6,787	6,870
	433,761	425,207
Accumulated depreciation and amortization	(273,969)	(263,109)
Property, plant and equipment, net	$159,792	$162,098

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 6). Land and buildings of UES-UK, equal to $2,856 (£2,122) at September 30, 2021, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of finance lease right-of-use assets and the related accumulated amortization equaled $3,906 and $1,164, respectively, as of September 30, 2021, and $3,430 and $1,222, respectively, at December 31, 2020. Amortization on assets under finance leases equaled $124 and $107 for the three months ended September 30, 2021, and 2020, and $342 and $245 for the nine months ended September 30, 2021, and 2020, respectively.

4.	Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2021	December 31, 2020
Customer relationships	$5,951	$6,191
Developed technology	4,271	4,457
Trade name	2,498	2,646
	12,720	13,294
Accumulated amortization	(6,283)	(6,077)
Intangible assets, net	$6,437	$7,217

Changes in intangible assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$6,654	$7,050	$7,217	$7,625
Amortization of intangible assets	(69)	(295)	(444)	(852)
Other, primarily impact from changes in foreign currency exchange rates	(148)	260	(336)	242
Balance at end of the period	$6,437	$7,015	$6,437	$7,015

5.	Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2021	December 31, 2020
Customer-related liabilities	$12,204	$16,144
Accrued interest payable	2,199	2,131
Accrued sales commissions	1,934	1,419
Other	6,634	4,546
Other current liabilities	$22,971	$24,240

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$7,840	$8,695	$8,105	$9,065
Satisfaction of warranty claims	(923)	(921)	(2,668)	(2,776)
Provision for warranty claims	632	183	2,141	1,822
Other, primarily impact from changes in foreign currency exchange rates	(135)	160	(164)	6
Balance at end of the period	$7,414	$8,117	$7,414	$8,117

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

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$6,068	$8,551	$6,507	$4,895
Satisfaction of performance obligations	(3,601)	(5,276)	(10,360)	(12,268)
Receipt of additional deposits	1,622	5,428	7,956	16,032
Other, primarily impact from changes in foreign currency exchange rates	(23)	(21)	(37)	23
Balance at end of the period	$4,066	$8,682	$4,066	$8,682

6.	Debt

Borrowings consisted of the following:

	September 30, 2021	December 31, 2020
Revolving credit facility	$16,516	$6,000
Sale and leaseback financing obligation	20,400	19,931
Industrial Revenue Bonds	9,191	9,191
Minority shareholder loan	0	1,056
Finance lease liabilities	1,793	1,065
Outstanding borrowings	47,900	37,243
Debt – current portion	(18,849)	(12,436)
Long-term debt	$29,051	$24,807

Revolving Credit Facility

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

Availability under the Restated Credit Agreement is based on eligible accounts receivable, inventory and fixed assets. Amounts outstanding under the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility. As of September 30, 2021, the Corporation had outstanding borrowings under the Restated Credit Agreement of $16,516. The average interest rate was approximately 4% for each of the nine months ended September 30, 2021, and 2020. Additionally, the Corporation utilizes a portion of the credit facility for letters of credit (Note 8). As of September 30, 2021, remaining availability under the Restated Credit Agreement approximated $42,000, net of standard availability reserves. Deferred financing fees of $485 have been incurred related to the Restated Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Restated Credit Agreement are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the Restated Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable covenants under the Restated Credit Agreement as of September 30, 2021.

Sale and Leaseback Financing Obligation

In September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. The effective interest rate approximated 8% for each of the nine months ended September 30, 2021, and 2020.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. The IRBs are remarketed periodically. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation and its bankers, the bondholders can seek reimbursement immediately from the letters of credit which serve as collateral for the bonds. Accordingly, the IRBs are recorded as current debt.

7.	Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Nine Months Ended September 30,
	2021	2020
U.S. defined benefit pension plans	$0	$281
Foreign defined benefit pension plans	483	332
Other postretirement benefits (e.g., net payments)	469	966
U.K. defined contribution pension plan	248	222
U.S. defined contribution plan	2,320	2,296

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans	2021	2020	2021	2020
Service cost	$60	$37	$182	$167
Interest cost	1,337	1,776	4,012	5,381
Expected return on plan assets	(3,248)	(3,232)	(9,746)	(9,621)
Amortization of prior service cost	6	10	17	31
Amortization of actuarial loss	658	455	1,974	1,570
Net benefit income	$(1,187)	$(954)	$(3,561)	$(2,472)

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2021	2020	2021	2020
Service cost	$111	$127	$285	$332
Interest cost	207	265	626	781
Expected return on plan assets	(485)	(496)	(1,461)	(1,465)
Amortization of prior service credit	(77)	(72)	(231)	(212)
Amortization of actuarial loss	162	177	489	522
Net benefit (income) expense	$(82)	$1	$(292)	$(42)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2021	2020	2021	2020
Service cost	$61	$56	$183	$169
Interest cost	45	71	136	211
Amortization of prior service credit	(258)	(255)	(773)	(763)
Amortization of actuarial gain	(19)	(34)	(58)	(104)
Net benefit income	$(171)	$(162)	$(512)	$(487)

8.	Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2021, equaled $14,126, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of September 30, 2021, approximated $4,000 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a significant capital program to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next two to three years and cost approximately $25,000 to $30,000. At September 30, 2021, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $20,000.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

9.	Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders for total gross proceeds of $19,279. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. Stock issuance costs equaled $1,129 through September 30, 2020, and were recorded against the proceeds in additional paid in capital. In 2021, the Corporation received proceeds of $3,308 from shareholders who exercised 1,288,910 Series A warrants, equating to the issuance of 575,361 common shares.

10.	Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2021, and 2020, are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2021	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)
Net change	(2,041)	1,618	(477)	(900)	103	(1,003)
Balance at September 30, 2021	$(13,412)	$(56,034)	$112	$(69,334)	$364	$(69,698)

Balance at January 1, 2020	$(18,352)	$(50,859)	$291	$(68,920)	$(258)	$(68,662)
Net change	2,750	1,191	194	4,135	191	3,944
Balance at September 30, 2020	$(15,602)	$(49,668)	$485	$(64,785)	$(67)	$(64,718)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of unrecognized employee benefit costs:
Other income – net	$472	$281	$1,418	$1,044
Income tax (provision) benefit	(15)	0	(47)	0
Net of tax	$457	$281	$1,371	$1,044
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(7)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(298)	17	(1,004)	187
Total before income tax	(304)	10	(1,024)	167
Income tax (provision) benefit	0	0	0	0
Net of tax	$(304)	$10	$(1,024)	$167

11.	Derivative Instruments

Certain of the Corporation’s operations are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are periodically entered into which would be designated as cash flow or fair value hedges. As of September 30, 2021, no anticipated foreign-denominated sales have been hedged.

Additionally, certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2021, approximately 43%, or $2,593, of anticipated copper purchases over the next eight months and 56%, or $637, of anticipated aluminum purchases over the next six months are hedged.

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

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas usage for one of its subsidiaries. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheet. Purchases of natural gas under previously existing commitments equaled $313 and $1,028, respectively, for the three and nine months ended September 30, 2020. There were no purchases of natural gas under purchase commitments for the three and nine months ended September 30, 2021, and as of September 30, 2021, no purchase commitments for anticipated natural gas usage are outstanding.

The Corporation does not enter into derivative transactions for speculative purposes and, therefore, holds no derivative instruments for trading purposes.

Gains (losses) on foreign exchange transactions included in other income – net equaled $369 and $(58) for the three months ended September 30, 2021, and 2020, respectively, and $(705) and $(1,156) for the nine months ended September 30, 2021, and 2020, respectively.

The location and fair value of the foreign currency sales contracts recorded on the condensed consolidated balance sheets were as follows:

	Location	September 30, 2021	December 31, 2020
Fair value hedge contracts	Other current assets	$293	$1,123
	Other noncurrent assets	0	332
	Other current liabilities	0	12
Fair value hedged items	Receivables	(293)	(960)
	Other current liabilities	0	201
	Other noncurrent liabilities	0	327

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2021, and 2020, and the amount recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended September 30, 2021	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$148	$0	$6	$142
Futures contracts – copper and aluminum	276	(8)	298	(30)
	$424	$(8)	$304	$112
Three Months Ended September 30, 2020
Foreign currency purchase contracts	$176	$0	$7	$169
Futures contracts – copper and aluminum	72	227	(17)	316
	$248	$227	$(10)	$485

Nine Months Ended September 30, 2021
Foreign currency purchase contracts	$162	$0	$20	$142
Futures contracts – copper and aluminum	427	547	1,004	(30)
	$589	$547	$1,024	$112
Nine Months Ended September 30, 2020
Foreign currency purchase contracts	$189	$0	$20	$169
Futures contracts – copper and aluminum	102	27	(187)	316
	$291	$27	$(167)	$485

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations	12 Months	2021	2020	2021	2020
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$7	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(30)	$298	$(17)	$1,004	$(187)

12.	Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2021, and December 31, 2020, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2021
Investments
Other noncurrent assets	$4,618	$0	$0	$4,618
Foreign currency exchange contracts
Accounts receivable	0	(293)	0	(293)
Other current assets	0	293	0	293
As of December 31, 2020
Investments
Other noncurrent assets	$4,402	$0	$0	$4,402
Foreign currency exchange contracts
Accounts receivable	0	(960)	0	(960)
Other current assets	0	1,123	0	1,123
Other noncurrent assets	0	332	0	332
Other current liabilities	0	213	0	213
Other noncurrent liabilities	0	327	0	327

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

13.	Revenue and (Loss) Income Before Income Taxes

Net sales and (loss) income before income taxes by geographic area for the three and nine months ended September 30, 2021, and 2020, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2021	2020	2021	2020
United States	$44,859	$38,525	$133,233	$118,312
Foreign	36,326	37,149	127,180	123,203
	$81,185	$75,674	$260,413	$241,515

	Three Months Ended September 30,		Nine Months Ended September 30,
(Loss) Income Before Income Taxes	2021	2020	2021	2020
United States (1)	$(2,201)	$(331)	$(3,472)	$(1,762)
Foreign	1,026	2,199	5,588	6,814
	$(1,175)	$1,868	$2,116	$5,052
(1)

Includes Corporate costs of $2,420 and $3,384 for the three months ended September 30, 2021, and 2020, respectively, and $8,938 and $8,682 for the nine months ended September 30, 2021, and 2020, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three and nine months ended September 30, 2021, and 2020, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Forged and cast mill rolls	$53,778	$52,080	$177,918	$165,502
Forged engineered products	7,401	2,419	17,640	8,221
Heat exchange coils	6,527	6,499	18,482	19,879
Centrifugal pumps	7,096	8,580	25,138	26,888
Air handling systems	6,383	6,096	21,235	21,025
	$81,185	$75,674	$260,413	$241,515

14.	Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended September 30, 2021, and 2020, equaled $515 and $436, respectively, and for the nine months ended September 30, 2021, and 2020, equaled $1,543 and $913, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2021, and 2020 (claims not in thousands):

	Nine Months Ended September 30,
	2021	2020
Total claims pending at the beginning of the period	5,891	6,102
New claims served	943	769
Claims dismissed	(525)	(725)
Claims settled	(301)	(278)
Total claims pending at the end of period (1)	6,008	5,868
Administrative closures (2)	(2,914)
Total active claims at the end of the period (2)	3,094
Gross settlement and defense costs paid in period (in 000’s)	$14,329	$21,699
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$17.35	$21.63
(1)

Included as “total claims pending” are approximately 661 and 711 claims in 2021 and 2020, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.

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

The majority of the settlement and defense costs reflected in the above table was reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurers that have coverage obligations for the Asbestos Liability (the “Settling Insurers”). Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for the Asbestos Liability. The Settlement Agreements encompass the majority of insurance policies that provide coverage for claims for the Asbestos Liability.

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

In conjunction with developing the Asbestos Liability through 2052, the Corporation also developed an estimate of probable insurance recoveries for the Asbestos Liability. In developing the estimate, the Corporation considered Nathan’s projection for settlement or indemnity costs for the Asbestos Liability and management’s projection of associated defense costs, as well as a number of additional factors. These additional factors included the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, prior impairment of policies and gaps in the coverage, policy exhaustions, insolvencies among certain of the insurance carriers, and the nature of the underlying claims for the Asbestos Liability asserted against the subsidiaries and the Corporation as reflected in the Corporation’s asbestos claims database, as well as estimated erosion of insurance limits on account of claims against Howden arising out of the Products. In addition to consulting with the Corporation’s outside legal counsel on these insurance matters, the Corporation consulted with a nationally recognized insurance consulting firm it retained to assist the Corporation with certain policy allocation matters that also were among the several factors considered by the Corporation when analyzing potential recoveries from relevant historical insurance for the Asbestos Liability. Based upon all of the factors considered by the Corporation, and considering the Corporation’s analysis of publicly available information regarding the credit-worthiness of various insurers, the Corporation estimated the probable insurance recoveries for the Asbestos Liability and defense costs through 2052.

Based on the analysis described above, the Corporation’s reserve at December 31, 2018, for the total costs, including defense costs, for Asbestos Liability claims pending or projected to be asserted through 2052, was $227,922. Defense costs were estimated at 80% of settlement costs. The Corporation’s receivable at December 31, 2018, for insurance recoveries attributable to the claims for which the Corporation’s Asbestos Liability reserve has been established, including the portion of incurred defense costs covered by the Settlement Agreements in effect through December 31, 2018, and the probable payments and reimbursements relating to the estimated indemnity and defense costs for pending and unasserted future Asbestos Liability claims, was $152,508. At September 30, 2021, the Asbestos Liability was $165,867, and the related receivable for insurance recoveries was $109,713.

The following table summarizes activity relating to insurance recoveries for the nine months ended September 30, 2021, and 2020:

	Nine Months Ended September 30,
	2021	2020
Insurance receivable – asbestos, beginning of the year	$117,937	$136,932
Settlement and defense costs paid by insurance carriers	(8,224)	(15,348)
Insurance receivable – asbestos, end of the period	$109,713	$121,584

The insurance receivable recorded by the Corporation does not assume any recovery from insolvent carriers. In addition, a substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by

A.M. Best Corporation. There can be no assurance, however, that there will not be insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct.

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

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. In the opinion of management, the potential liability for remedial actions and environmental compliance measures of approximately $100 at September 30, 2021, is considered adequate based on information known to date.

17.	Business Segments

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Forged and Cast Engineered Products	$61,179	$54,499	$195,558	$173,723
Air and Liquid Processing	20,006	21,175	64,855	67,792
Total Reportable Segments	$81,185	$75,674	$260,413	$241,515
(Loss) income before income taxes:
Forged and Cast Engineered Products	$(2,832)	$1,301	$688	$5,434
Air and Liquid Processing	2,891	2,261	7,265	7,691
Total Reportable Segments	59	3,562	7,953	13,125
Other expense, including corporate costs	(1,234)	(1,694)	(5,837)	(8,073)
Total	$(1,175)	$1,868	$2,116	$5,052

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes thereto, may include, but are not limited to, statements about operating performance, trends, events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19), profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will”, “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

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
•

those discussed more fully elsewhere in this report and in documents filed with the Securities Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our latest Annual Report on Form 10-K for the year ended December 31, 2020.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency caused by a new strain of the coronavirus (“COVID-19”) and advised of the risks to the international community as the virus spread globally. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. In response, many state and local governments required the closure of various businesses. The U.S. Department of Homeland Security, however, issued guidance outlining criteria to identify domestic businesses as operating in critical infrastructure industries, essential to the economic prosperity, security and continuity of the United States, which provides exceptions to certain closures mandated by state and local governments and permits businesses to continue operations during such an order. The Corporation’s domestic businesses are deemed to participate in critical infrastructure industries; however, despite the designation and particularly in 2020, the Corporation has had to periodically and temporarily idle certain operations of its FCEP segment and, consequently, furlough certain of its employees in response to market conditions. The pandemic has also spurred disruptions to the global supply chain. Accordingly, the Corporation has experienced, and may continue to experience, customer-requested delays of deliveries or cancellation of orders, lower order intake resulting from customers postponing projects, inability to obtain raw materials and supplies critical to the manufacturing process, delays in receiving and shipping product due to the lack of transportation, and higher cost of production and transportation.

It is difficult to isolate the impact of the pandemic on the Corporation’s operating results, particularly in relation to the unabsorbed costs resulting from the periodic and temporary idling of certain of the Corporation’s forged and cast roll operations and furloughing of employees. In addition, the Corporation is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world, hesitancy to use the vaccine and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant, will impact the stability of economic recovery and growth. The extent to which the operations of the Corporation, and the operations of its customers and vendors, may be adversely impacted by the COVID-19 pandemic will depend largely on these future developments. The Corporation may experience long-term disruptions to its operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the pandemic; and closures of businesses or manufacturing facilities critical to its business or supply chains. It may also incur higher write-offs of accounts receivables and impairment charges on its asset values, including property, plant and equipment and intangible assets. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

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

Executive Overview

For the FCEP segment, roll market conditions are improving but remain below pre-pandemic levels. Expectations are for sales orders to return to pre-pandemic levels in 2022. The FEP market is also showing signs of improvement with increasing demand from the steel distribution and oil and gas markets. While market conditions are improving, the segment is experiencing escalating costs, particularly for raw materials, energy and transportation, and supply chain issues. The segment has recently announced price increases for its forged and cast rolls and FEP product and changes to its surcharge policy for FEP product, each effective immediately, aimed at recovering a portion of the escalating costs. The primary focus for this segment is diversification and development of FEP for use in other industries, ongoing commercial actions, operational and efficiency improvements at its facilities, and capital equipment investment activities to upgrade existing equipment with a goal of reducing costs, improving reliability and increasing FEP capacity and capabilities.

For the ALP segment, the businesses are benefitting from steady demand, but, similarly, are facing increasing production and transportation costs and supply chain issues. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, increase margins, strengthen engineering and manufacturing capabilities, increase manufacturing productivity, and continue to improve its sales distribution network.

Selected Financial Information

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net sales	$81,185	$75,674	$5,511	$260,413	$241,515	$18,898
Costs of products sold, excluding depreciation and amortization	67,990	59,461	8,529	213,011	189,604	23,407
Percentage of net sales	83.7%	78.6%		81.8%	78.5%
Selling and administrative	10,910	11,445	(535)	34,538	33,474	1,064
Depreciation and amortization	4,279	4,511	(232)	13,515	13,863	(348)
Investment-related income	14	1,215	(1,201)	1,079	1,327	(248)
Interest expense	(834)	(1,018)	184	(2,672)	(3,228)	556
Other income – net	2,006	1,493	513	4,694	2,510	2,184
Income tax (provision) benefit	(291)	(630)	339	(2,044)	1,649	(3,693)
Net (loss) income attributable to Ampco-Pittsburgh	(1,589)	968	(2,557)	(359)	5,778	(6,137)

	September 30, 2021			December 31, 2020
Backlog		$278,263			$246,131

Net sales for the current year periods increased against the comparable prior year periods primarily due to the net of:

•	Higher volume of mill roll shipments as certain customers return to pre-pandemic levels of production and, as a result, begin to replenish roll inventory; and
•	Higher volume of FEP sales due to a higher volume of shipments to customers in the steel distribution and oil and gas markets; slightly offset by
•	Lower sales for the ALP segment.

A discussion of net sales for the Corporation’s two segments is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales increased for each of the current year periods when compared to the same periods of the prior year primarily as a result of the FCEP segment which experienced higher net raw material and energy costs, higher repairs and maintenance spend associated with extended machine outages, and changes in product mix. Additionally, the nine-month period ended September 30, 2020, benefited from receipt of business interruption insurance proceeds of $769 for equipment outages that occurred in 2018 (the “Proceeds from Business Interruption Insurance Claim”). For the ALP segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales decreased slightly as a result of higher pricing and productivity improvements offset by higher costs.

Selling and administrative expenses for the three months ended September 30, 2021, decreased from the comparative prior year quarter principally as a result of:

•	Lower employee-related costs of approximately $800; and
•	Lower spend on research and development activities of $577; offset by

•	Higher commission expense of $452 resulting primarily from higher FEP sales; and
•	Higher exchange rates used to translate the selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar of $122.

Selling and administrative expenses for the nine months ended September 30, 2021, increased from the comparative prior year period principally due to:

•	Higher commission expense of $1,129 resulting primarily from higher FEP sales;
•	Higher stock-related compensation, in part, due to the increase in the share value of the common stock of the Corporation of $630; and
•

Higher exchange rates used to translate the selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased selling and administrative expenses by $942; offset by

•	Lower spend on research and development activities of $826; and
•

Lower bad debt expense of $717. In particular, in the first quarter of 2020, the Corporation recognized additional bad debt reserves for customers of the FCEP segment anticipated to be adversely affected by the COVID-19 pandemic.

Depreciation and amortization was comparable between the periods.

Investment-related income for the periods fluctuated as a result of the timing of dividends from one of the Corporation’s Chinese joint ventures. In the second quarter of 2021, the Chinese joint venture declared a dividend which equaled $1,025 for the Corporation. By comparison, the dividend was declared in the third quarter of the prior year and equaled $1,173 for the Corporation.

Interest expense decreased in each of the current year periods when compared to the same periods of the prior year principally as a result of lower average borrowings outstanding under the revolving credit facility.

Other income – net is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Gain (loss) on foreign exchange transactions	$369	$(58)	$427	$(705)	$(1,156)	$451
Unrealized (loss) gain on Rabbi trust investments	(56)	212	(268)	359	(6)	365
Net pension and other postretirement income	1,672	1,335	337	5,015	3,669	1,346
Other	21	4	17	25	3	22
	$2,006	$1,493	$513	$4,694	$2,510	$2,184

Other income – net fluctuated due to:

•	Changes in foreign exchange gains and losses;
•	Changes in the market value of the investments in the Rabbi trust; and
•

Higher pension and other postretirement income due to lower interest costs on employee benefit obligations as a result of lower discount rates coupled with a higher expected return on plan assets as a result of an increase in the fair value of plan assets year over year.

Income tax (provision) benefit for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax (provision) benefit for each of the periods include the effects of changes in the pre-tax income of the Corporation’s profitable operations. Additionally, the income tax provision for the nine months ended September 30, 2021, includes income tax expense associated with revaluing the deferred income tax assets and liabilities of the Corporation’s U.K. entity following new legislation enacted during the year, which will increase the U.K. corporate tax rate from 19% to 25% in 2023. By comparison, the income tax benefit for the nine months ended September 30, 2020, includes a $3,502 benefit made possible by the CARES Act, which enabled the Corporation to carry back net operating losses to an earlier period, at a higher tax rate, and to release a portion of the valuation allowance it had previously established against its deferred income tax assets.

Net income attributable to Ampco-Pittsburgh and income per common share for the nine months ended September 30, 2020, include an income tax benefit of $3,502, due to the enactment of the CARES Act, and the Proceeds from Business Interruption Insurance Claim, which had a combined positive impact on income per common share of $0.33.

Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price and (iii) have collectability that is reasonably assured. A discussion of backlog for the Corporation’s two segments is included below.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net Sales:
Forged and cast mill rolls	$53,778	$52,080	$1,698	$177,918	$165,502	$12,416
FEP	7,401	2,419	4,982	17,640	8,221	9,419
	$61,179	$54,499	$6,680	$195,558	$173,723	$21,835

(Loss) Income from Operations	$(2,832)	$1,301	$(4,133)	$688	$5,434	$(4,746)

	September 30, 2021			December 31, 2020
Backlog		$219,859			$191,919

The increase in net sales for the current year periods when compared to the same periods of the prior year is principally due to the net of:

•

Higher volume of FEP shipments as a result of increased demand from the steel distribution and oil and gas markets, which increased net sales by approximately $3,600 and $10,200 for the three and nine months ended September 30, 2021, respectively;

•

Higher volume of mill roll shipments resulting from improved demand as certain customers return to pre-pandemic levels of production and, as a result, begin to replenish roll inventory, which had minimal impact on net sales for the quarter but increased net sales for the nine months ended September 30, 2021, by approximately $8,900;

•

Changes in exchanges rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales by approximately $1,800 and $8,800 for the three and nine months ended September 30, 2021, respectively; and

•

Changes in product mix and variable-index surcharges passed through to customers as a result of higher raw material costs which increased net sales by $1,800 for the three months ended September 30, 2021, but decreased net sales by $6,100 for the nine months ended September 30, 2021.

Operating results for the current year periods decreased when compared to the same periods of the prior year as a result of:

•

Higher costs of raw materials, energy and other production costs, net of variable-index surcharges passed through to the customers, which reduced operating results by $2,900 and $7,600 for the three and nine months ended September 30, 2021, respectively;

•	Higher maintenance spending associated with extended machine outages, which reduced operating results by $900 and $2,000 for the three and nine months ended September 30, 2021, respectively;
•	Changes in sales product mix net of higher sales volumes, which reduced operating results by approximately $900 and $1,400 for three and nine months ended September 30, 2021, respectively;
•

Higher commissions principally associated with the higher volume of FEP sales, which reduced operating results by approximately $400 and $1,100 for the three and nine months ended September 30, 2021, respectively; offset by

•

Higher production levels when compared to the pandemic-plagued levels of the prior year resulting in a better absorption of costs, which improved operating results by approximately of $1,300 and $5,700 for the three and nine months ended September 30, 2021, respectively; and

•

Changes in exchanges rates used to translate operating results of the segment’s foreign subsidiaries into the U.S. dollar, which increased operating results by approximately $100 and $800 for the three and nine months ended September 30, 2021, respectively.

In addition, operating results for the nine months ended September 30, 2020, included:

•	Proceeds received from the Business Interruption Insurance Claim of $769; offset by
•	Charges for anticipated bad debts and slow-moving inventory reserves of approximately $1,000 for customers expected to be more severely impacted by the pandemic.

The increase in backlog principally is due to higher backlog for forged rolls and FEP product. An overall increase in foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar also increased backlog when compared to backlog at December 31, 2020. At September 30, 2021, the majority of the backlog is expected to ship in 2022.

Air and Liquid Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Net Sales:
Centrifugal pumps	$7,096	$8,580	$(1,484)	$25,138	$26,888	$(1,750)
Heat exchange coils	6,527	6,499	28	18,482	19,879	(1,397)
Air handling systems	6,383	6,096	287	21,235	21,025	210
	$20,006	$21,175	$(1,169)	$64,855	$67,792	$(2,937)

Income from Operations	$2,891	$2,261	$630	$7,265	$7,691	$(426)

	September 30, 2021			December 31, 2020
Backlog		$58,404			$54,212

The decrease in net sales for the current year periods when compared to the same periods of the prior year is principally attributable to a lower level of shipments due to transportation and supply chain issues which were somewhat mitigated by improved pricing. Sales of pumps decreased due to a lower volume of shipments to the power generation industry, partially offset by higher sales to U.S. Navy shipbuilders. Sales of heat exchange coils were negatively impacted primarily by a lower volume of shipments to nuclear power generation customers and, for the nine months ended September 30, 2021, a lower volume of business for the OEM/commercial market. Sales of air handling units were relatively comparable for each of the periods.

Operating income for the current year quarter increased when compared to the prior year quarter due to improved pricing and productivity improvements which helped to mitigate the effects from the lower level of shipments and higher material costs. While also benefiting the current year-to-date operating income, the higher pricing and productivity improvements did not fully offset the impact from the lower volume of shipments.

Backlog at September 30, 2021, improved from December 31, 2020, principally as a result of higher orders for centrifugal pumps and U.S. Navy shipbuilders. At September 30, 2021, the majority of the backlog is expected to ship in 2022.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted (loss) income from operations, which is calculated as (loss) income from operations excluding the Proceeds from Business Interruption Insurance Claim. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted (loss) income from operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from adjusted (loss) income from operations. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted (loss) income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted (loss) income from operations rather than (loss) income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Proceeds from Business Interruption Insurance Claim will not occur in future periods.

The adjustment reflected in adjusted (loss) income from operations is pre-tax. There was no tax impact associated with this adjustment due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income was recognized.

The following is a reconciliation of (loss) income from operations to non-GAAP adjusted (loss) income from operations for the three and nine months ended September 30, 2021, and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) income from operations, as reported (GAAP)	$(2,361)	$178	$(985)	$4,443
Proceeds from Business Interruption Insurance Claim (1)	0	0	0	(769)
(Loss) income from operations, as adjusted (Non-GAAP)	$(2,361)	$178	$(985)	$3,674

(1)	Represents business interruption insurance proceeds received for equipment outages that occurred in 2018.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2021	2020	Change
Net cash flows (used in) provided by operating activities	$(4,398)	$33,944	$(38,342)
Net cash flows used in investing activities	(11,521)	(5,782)	(5,739)
Net cash flows provided by (used in) financing activities	11,609	(17,428)	29,037
Effect of exchange rate changes on cash and cash equivalents	(281)	586	(867)
Net (decrease) increase in cash and cash equivalents	(4,591)	11,320	(15,911)
Cash and cash equivalents at beginning of period	16,842	6,960	9,882
Cash and cash equivalents at end of period	$12,251	$18,280	$(6,029)

Net cash flows (used in) provided by operating activities fluctuated between the periods as a result of an increase in trade working capital as the Corporation began to return to a higher level of business activity following the pandemic-plagued levels of the prior year.

Net cash flows used in investing activities represent primarily expenditures for the FCEP segment. The Corporation has undertaken a significant capital program, valued between $25,000 and $30,000, to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next two to three years. At September 30, 2021, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $20,000.

Net cash flows provided by (used in) financing activities improved period over period primarily due to:

•	Net borrowings from the Corporation’s revolving credit agreement of $10,516 versus repayments in the prior year of $34,273; offset by
•	Lower proceeds in the current year from the issuance of the Corporation’s common stock of $14,842.

In 2020, the Corporation repaid all borrowings outstanding under its revolving credit facility. A portion of the repayment was from net proceeds from an equity rights offering completed in September 2020, which equaled $18,150. In 2021, the Corporation received additional proceeds of $3,308 as a result of shareholders exercising warrants for the Corporation’s common stock.

As of September 30, 2021, the majority of the Corporation’s cash and cash equivalents is held by the Corporation’s foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently reinvested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational and capital expenditure requirements. The maturity date for the revolving credit facility is June 29, 2026, and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. While availability under the revolving credit facility also should be sufficient to fund the capital equipment investment activities for the FCEP segment over the next few years, the Corporation is exploring potential financing alternatives. As of September 30, 2021, remaining availability under the revolving credit facility approximated $42,000, net of standard availability reserves.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2021.

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

(10.1)

Amendment No. 1 to Shareholder Support Agreement, dated August 10, 2021, by and between Ampco-Pittsburgh Corporation and Altor Fund II GP Limited, incorporated by reference to Current Report on Form 8-K filed on August 13, 2021.

(10.2)

Amendment No. 1 to Offer Letter, dated August 10, 2021, by and between Ampco-Pittsburgh Corporation and J. Brett McBrayer, incorporated by reference to Current Report on Form 8-K filed on August 13, 2021.

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

AMPCO-PITTSBURGH CORPORATION

DATE: November 9, 2021	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 9, 2021	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer