Form 10-Q
period 2022-03-31
AMPCO PITTSBURGH CORP
filed 2022-05-10
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 3, 2022, 19,190,536 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$6,785	$10,337
Receivables, less allowance for doubtful accounts of $1,054 as of March 31, 2022 and $1,240 as of December 31, 2021	81,765	68,829
Receivables from related parties (Note 17)	866	0
Inventories	97,872	88,198
Insurance receivable – asbestos	16,000	16,000
Other current assets	6,531	4,933
Total current assets	209,819	188,297
Property, plant and equipment, net	156,485	158,563
Operating lease right-of-use assets	3,927	4,056
Insurance receivable – asbestos	103,697	105,297
Deferred income tax assets	2,176	2,176
Intangible assets, net	5,970	6,204
Investments in joint ventures	2,175	2,175
Prepaid pensions	11,887	11,963
Other noncurrent assets	6,498	6,901
Total assets	$502,634	$485,632
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,979	$43,105
Accounts payable to related parties (Note 17)	2,635	1,125
Accrued payrolls and employee benefits	14,441	15,954
Debt – current portion	19,530	20,007
Operating lease liabilities – current portion	626	641
Asbestos liability – current portion	23,000	23,000
Other current liabilities	21,935	21,210
Total current liabilities	130,146	125,042
Employee benefit obligations	59,682	62,114
Asbestos liability	154,280	157,314
Long-term debt	58,392	40,912
Noncurrent operating lease liabilities	3,301	3,415
Deferred income tax liabilities	3,733	3,858
Other noncurrent liabilities	1,170	1,171
Total liabilities	410,704	393,826
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,191 shares as of March 31, 2022 and 19,184 shares as of December 31, 2021	19,191	19,184
Additional paid-in capital	174,824	174,561
Retained deficit	(54,421)	(56,066)
Accumulated other comprehensive loss	(56,889)	(55,106)
Total Ampco-Pittsburgh shareholders’ equity	82,705	82,573
Noncontrolling interest	9,225	9,233
Total shareholders’ equity	91,930	91,806
Total liabilities and shareholders’ equity	$502,634	$485,632

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales:
Net sales	$92,178	$84,717
Net sales to related parties (Note 17)	2,248	2,083
Total net sales	94,426	86,800
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	78,820	69,588
Selling and administrative	9,878	11,558
Depreciation and amortization	4,487	4,743
(Gain) loss on disposal of assets	(2)	4
Total operating costs and expenses	93,183	85,893
Income from operations	1,243	907
Other income (expense):
Investment-related income	4	18
Interest expense	(994)	(895)
Other income – net	1,412	665
Total other income (expense)	422	(212)
Income before income taxes	1,665	695
Income tax provision	(56)	(381)
Net income	1,609	314
Less: Net (loss) income attributable to noncontrolling interest	(36)	147
Net income attributable to Ampco-Pittsburgh	$1,645	$167

Net income per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.09	$0.01
Diluted	$0.08	$0.01

Weighted average number of common shares outstanding:
Basic	19,188	18,637
Diluted	19,483	20,669

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$1,609	$314
Other comprehensive loss, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(2,614)	(856)
Unrecognized employee benefit costs (including effects of foreign currency translation)	146	57
Fair value of cash flow hedges	443	310
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	365	362
Settlements of cash flow hedges	(95)	(331)
Other comprehensive loss	(1,755)	(458)
Comprehensive loss	(146)	(144)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(8)	181
Comprehensive loss attributable to Ampco-Pittsburgh	$(138)	$(325)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended March 31, 2022	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2022	$19,184	$174,561	$(56,066)	$(55,106)	$9,233	$91,806
Stock-based compensation		287				287
Comprehensive loss:
Net income (loss)			1,645		(36)	1,609
Other comprehensive (loss) income				(1,783)	28	(1,755)
Comprehensive loss					(8)	(146)
Issuance of common stock excluding excess tax benefits of $0	7	(24)				(17)
Balance at March 31, 2022	$19,191	$174,824	$(54,421)	$(56,889)	$9,225	$91,930

Three Months Ended March 31, 2021
Balance at January 1, 2021	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999
Stock-based compensation		546				546
Comprehensive income (loss):
Net income			167		147	314
Other comprehensive (loss) income				(492)	34	(458)
Comprehensive income (loss)					181	(144)
Shareholder exercise of warrants (Note 9)	539	2,562				3,101
Issuance of common stock excluding excess tax benefits of $0	6	(25)				(19)
Balance at March 31, 2021	$18,857	$173,401	$(43,204)	$(69,187)	$8,616	$88,483

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash flows (used in) provided by operating activities	$(16,272)	$1,858

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,407)	(2,378)
Proceeds from sale of property, plant and equipment	3	0
Purchases of long-term marketable securities	(58)	(1)
Proceeds from sale of long-term marketable securities	132	76
Net cash flows used in investing activities	(3,330)	(2,303)

Cash flows from financing activities:
Repayments of debt	(260)	(192)
Proceeds from revolving credit facility	17,000	3,571
Payments on revolving credit facility	(1,257)	(4,000)
Proceeds from related party debt (Note 17)	745	0
Repayments of related party debt (Note 17)	0	(308)
Proceeds from shareholder exercise of warrants (Note 9)	0	3,101
Net cash flows provided by financing activities	16,228	2,172

Effect of exchange rate changes on cash and cash equivalents	(178)	(318)

Net (decrease) increase in cash and cash equivalents	(3,552)	1,409
Cash and cash equivalents at beginning of period	10,337	16,842
Cash and cash equivalents at end of period	$6,785	$18,251

Supplemental information:
Income tax payments	$227	$274
Interest payments	$710	$607

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$1,214	$665
Finance lease right-of-use assets exchanged for lease liabilities	$590	$0
Operating lease right-of-use assets exchanged for lease liabilities	$0	$53

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

While the Corporation is operating at more normal levels following the emergence of the coronavirus (“COVID-19”) pandemic in 2020, lingering effects continue, some of which are being exacerbated by the Russia-Ukraine conflict, including periodic disruptions to the global supply chain, global inflationary pressures and delays in receiving and shipping product due to the lack of transportation. The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the Russia-Ukraine conflict and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Note 1 – Unaudited Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the three months ended March 31, 2022, and 2021, have been prepared by the Corporation without audit. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Issued Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020; however, since the Corporation meets the definition of a Smaller Reporting Company, as defined by the Securities and Exchange Commission, the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not, however, affect the Corporation’s liquidity.

Note 2 – Inventories

At March 31, 2022, and December 31, 2021, approximately 37% and 35%, respectively, of the inventories were valued using the LIFO method with the remaining inventories valued using the FIFO method. Inventories were comprised of the following:

	March 31, 2022	December 31, 2021
Raw materials	$27,725	$22,332
Work-in-process	42,741	37,447
Finished goods	16,698	18,093
Supplies	10,708	10,326
Inventories	$97,872	$88,198

Note 3 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2022	December 31, 2021
Land and land improvements	$10,271	$10,377
Buildings	63,090	63,166
Machinery and equipment	347,068	345,118
Construction-in-process	11,414	11,019
Other	6,798	6,798
	438,641	436,478
Accumulated depreciation and amortization	(282,156)	(277,915)
Property, plant and equipment, net	$156,485	$158,563

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 6). Land and buildings of UES-UK, equal to $2,787 (£2,122) at March 31, 2022, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of assets under finance leases and the related accumulated amortization approximated $4,391 and $1,348, respectively, as of March 31, 2022, and $3,882 and $1,263, respectively, at December 31, 2021. Depreciation expense approximated $4,389 and $4,494, including depreciation of assets under finance leases of approximately $120 and $118, for the three months ended March 31, 2022, and 2021, respectively.

Note 4 – Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2022	December 31, 2021
Customer relationships	$5,751	$5,850
Developed technology	4,128	4,201
Trade name	2,384	2,442
	12,263	12,493
Accumulated amortization	(6,293)	(6,289)
Intangible assets, net	$5,970	$6,204

Changes in intangible assets consisted of the following:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$6,204	$7,217
Amortization of intangible assets	(98)	(249)
Other, primarily impact from changes in foreign currency exchange rates	(136)	(266)
Balance at end of the period	$5,970	$6,702

Note 5 – Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2022	December 31, 2021
Customer-related liabilities	$12,082	$12,548
Accrued interest payable	1,807	1,772
Accrued sales commissions	2,022	1,864
Other	6,024	5,026
Other current liabilities	$21,935	$21,210

Customer-related liabilities primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as assurance-type warranties, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for potential claims when a liability is probable and for known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$7,331	$8,105
Satisfaction of warranty claims	(703)	(650)
Provision for warranty claims	508	786
Other, primarily impact from changes in foreign currency exchange rates	(139)	(84)
Balance at end of the period	$6,997	$8,157

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Performance obligations related to customer deposits are expected to be satisfied in less than one year.

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$4,328	$6,507
Satisfaction of performance obligations	(3,433)	(4,035)
Receipt of additional deposits	3,122	4,072
Other, primarily impact from changes in foreign currency exchange rates	(28)	(33)
Balance at end of the period	$3,989	$6,511

Note 6 – Debt

Borrowings were comprised of the following:

	March 31, 2022	December 31, 2021
Revolving credit facility	$45,487	$29,744
Sale and leaseback financing obligation	20,690	20,546
Industrial Revenue Bonds	9,191	9,191
Minority shareholder loan (Note 17)	742	0
Finance lease liabilities	1,812	1,438
Outstanding borrowings	77,922	60,919
Debt – current portion	(19,530)	(20,007)
Long-term debt	$58,392	$40,912

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $7,487 and $8,744 at March 31, 2022, and December 31, 2021, respectively. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed, which is considered remote by the Corporation; accordingly, the IRBs are classified as a current liability.

Revolving Credit Facility

The Corporation is a party to a revolving credit security agreement with a syndicate of banks that most recently was amended on June 29, 2021 (the “First Amended and Restated Security Agreement”). The agreement provides for a senior secured asset-based revolving credit facility of $100,000, that can be increased to $130,000 at the option of the Corporation and with the approval of the lenders, and an allowance of $20,000 for new capital equipment financing but, otherwise, restricts the Corporation from incurring additional indebtedness outside of the agreement, unless approved by the banks. The revolving credit facility includes sub-limits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000, of which up to $7,500 may be further allocated for Swedish borrowings. The maturity date for the revolving credit facility is June 29, 2026, and, subject to other terms and conditions of the agreement, would become due on that date.

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Domestic borrowings from the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the agreement. As of March 31, 2022, and December 31, 2021, there were no European borrowings outstanding. Additionally, the Corporation also is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility.

As of March 31, 2022, the Corporation had outstanding borrowings under the credit facility of $45,487. The average interest rate approximated 3% and 4%, respectively, for the three months ended March 31, 2022, and 2021. The Corporation also utilizes a portion of the credit facility for letters of credit (Note 8). As of March 31, 2022, remaining availability under the credit facility approximated $33,000, net of standard availability reserves. At June 30, 2021, deferred financing fees of $485 were incurred related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2022.

Sale and Leaseback Financing Obligation

In September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. Annual payments will increase each anniversary date by an amount equal to the lesser of 2% or 1.25% of the change in the consumer price index, as defined in the lease agreement. The effective interest rate approximated 8% for each of the three months ended March 31, 2022, and 2021.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. Interest accrues on the IRBs at a floating rate which averaged less than 1% for the three months ended March 31, 2022, and 2021. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 7 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Three Months Ended March 31,
	2022	2021
U.S. defined benefit pension plans	$0	$0
Foreign defined benefit pension plans	642	171
Other postretirement benefits (e.g., net payments)	115	182
U.K. defined contribution pension plan	71	82
U.S. defined contribution plan	1,361	1,402

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2022	2021
Service cost	$16	$57
Interest cost	1,552	1,471
Expected return on plan assets	(3,216)	(3,348)
Amortization of prior service cost	2	6
Amortization of actuarial loss	631	574
Net benefit income	$(1,015)	$(1,240)

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2022	2021
Service cost	$72	$87
Interest cost	292	208
Expected return on plan assets	(527)	(485)
Amortization of prior service credit	(75)	(77)
Amortization of actuarial loss	86	162
Net benefit income	$(152)	$(105)

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2022	2021
Service cost	$61	$56
Interest cost	45	70
Amortization of prior service credit	(257)	(254)
Amortization of actuarial gain	(19)	(35)
Net benefit income	$(170)	$(163)

Note 8 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of March 31, 2022, equaled $13,846, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of March 31, 2022, approximated $4,000 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a significant capital program to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next 18 months and cost approximately $27,000. At March 31, 2022, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $25,000.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 9 – Equity Rights Offering

In September 2020, the Corporation had previously completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three months ended March 31, 2021, the Corporation received proceeds of $3,101 from shareholders who exercised 1,208,192 Series A warrants, equating to the issuance of 539,336 common shares.

Note 10 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2022, and 2021, are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2022	$(14,322)	$(40,563)	$277	$(54,608)	$498	$(55,106)
Net change	(2,614)	511	348	(1,755)	28	(1,783)
Balance at March 31, 2022	$(16,936)	$(40,052)	$625	$(56,363)	$526	$(56,889)

Balance at January 1, 2021	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)
Net change	(856)	419	(21)	(458)	34	(492)
Balance at March 31, 2021	$(12,227)	$(57,233)	$568	$(68,892)	$295	$(69,187)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss).

	Three Months Ended March 31,
	2022	2021
Amortization of unrecognized employee benefit costs:
Other income – net	$368	$376
Income tax provision	(3)	$(14)
Net of tax	$365	$362
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(91)	(324)
Total before income tax	(98)	(331)
Income tax benefit	3	0
Net of tax	$(95)	$(331)

The income tax effect associated with the various components of other comprehensive loss for the three months ended March 31, 2022, and 2021, is summarized below. Amounts in parentheses represent credits to net income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2022	2021
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$0	$0
Fair value of cash flow hedges	14	0
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(3)	(14)
Settlement of cash flow hedges	3	0

Note 11 – Derivative Instruments

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are periodically entered into which would be designated as cash flow or fair value hedges. As of March 31, 2022, no anticipated foreign-denominated sales have been hedged. As of March 31, 2021, approximately $4,694 of anticipated foreign-denominated sales were hedged.

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2022, approximately 46%, or $3,498, of anticipated copper purchases over the next eight months and 56%, or $755, of anticipated aluminum purchases over the next six months are hedged. At March 31, 2021, approximately 34%, or $2,200, of anticipated copper purchases over the next seven months and 56%, or $512, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At March 31, 2022, the Corporation has purchase commitments covering approximately 25%, or $1,313, of anticipated natural gas usage through December 31, 2023, for one of its subsidiaries and approximately 29%, or $2,313, of anticipated electricity usage through December 31, 2025, for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $440 and $147, respectively, for the three months ended March 31, 2022. There were no such purchases of natural gas or electricity under previously existing commitments for the three months ended March 31, 2021.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts were settled, the underlying fixed assets were placed in service and the change in fair value of the foreign currency purchase contract deferred in accumulated other comprehensive loss began being amortized to earnings (depreciation and amortization) over the life of the underlying assets.

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

Gains (losses) on foreign exchange transactions included in other income – net equaled $256 and $(1,221) for the three months ended March 31, 2022, and 2021, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2022, and 2021, and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended March 31, 2022	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$135	$0	$7	$128
Futures contracts – copper and aluminum	142	443	88	497
	$277	$443	$95	$625
Three Months Ended March 31, 2021
Foreign currency purchase contracts	$162	$0	$7	$155
Futures contracts – copper and aluminum	427	310	324	413
	$589	$310	$331	$568

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next	Three Months Ended March 31,
	of Operations	12 Months	2022	2021
Foreign currency purchase contracts	Depreciation and amortization	$28	$7	$7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$497	$88	$324

Note 12 – Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2022, and December 31, 2021, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2022
Investments
Other noncurrent assets	$4,521	$0	$0	$4,521
As of December 31, 2021
Investments
Other noncurrent assets	$4,860	$0	$0	$4,860

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

Note 13 – Revenue and Income Before Income Taxes

Net sales and income before income taxes by geographic area for the three months ended March 31, 2022, and 2021, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended March 31,
Net Sales	2022	2021
United States	$51,278	$44,482
Foreign	43,148	42,318
	$94,426	$86,800

	Three Months Ended March 31,
Income Before Income Taxes	2022	2021
United States (1)	$1,410	$(61)
Foreign	255	756
	$1,665	$695
(1)	Includes Corporate costs of $2,716 and $3,251 for the three months ended March 31, 2022, and 2021, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three months ended March 31, 2022, and 2021, were as follows:

	Three Months Ended March 31,
	2022	2021
Forged and cast mill rolls	$60,707	$58,166
Forged engineered products	14,052	5,185
Centrifugal pumps	7,300	10,042
Air handling systems	6,609	7,350
Heat exchange coils	5,758	6,057
	$94,426	$86,800

Note 14 – Stock-Based Compensation

The Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended (the “Incentive Plan”), authorizes the issuance of up to 2,700,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, or short-term cash incentive awards. If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

The Incentive Plan may be administered by the Board of Directors or the Compensation Committee of the Board of Directors. The Compensation Committee has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted and the nature, amount and terms of such awards.

The Incentive Plan also provides for equity-based awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of the director’s retainer for board service.

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2022, and 2021, equaled $287 and $546, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

Note 15 – Litigation

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

Asbestos Claims

The following table reflects approximate information about the claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2022, and 2021 (claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Three Months Ended March 31,
	2022	2021
Total claims pending at the beginning of the period	6,097	5,891
New claims served	299	318
Claims dismissed	(80)	(141)
Claims settled	(52)	(104)
Total claims pending at the end of period (1)	6,264	5,964
Administrative closures (2)	(2,825)	(2,887)
Total active claims at the end of the period	3,439	3,077
Gross settlement and defense costs paid in period (in 000’s)	$3,034	$3,340
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$22.98	$13.63
(1)

Included as “total claims pending” are approximately 658 and 687 claims in 2022 and 2021, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.

(2)

Administrative closures include (i) those claims that were filed six or more years ago, (ii) claims that were previously classified in various jurisdictions as “inactive,” and (iii) claims that were transferred to a state or federal judicial panel on multi-district litigation. Collectively, these claims are unlikely to result in any liability to the Corporation.

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

In conjunction with the regular updates of the estimated Asbestos Liability, the Corporation also develops an estimate of defense costs expected to be incurred with settling the Asbestos Liability and probable insurance recoveries for the Asbestos Liability and defense costs. In developing the estimate of probable defense costs, the Corporation considers several factors including, but not limited to, current and historical defense-to-indemnity cost ratios. In developing the estimate of probable insurance recoveries, the Corporation considers the expert’s projection of settlement costs for the Asbestos Liability and management’s projection of associated defense costs. In addition, the Corporation consults with its outside legal counsel on insurance matters and a nationally recognized insurance consulting firm that it retains to assist with certain policy allocation matters. The Corporation also considers a number of other factors including the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, gaps in the coverage, policy exhaustions, the nature of the underlying claims for the Asbestos Liability, estimated erosion of insurance limits on account of claims against Howden associated with the Products, prior impairment of policies, insolvencies among certain of the insurance carriers, and creditworthiness of the remaining insurers based on publicly available information. Based on these factors, the Corporation estimates the probable insurance recoveries for the Asbestos Liability and defense costs for the corresponding timeframe of the Asbestos Liability.

In the fourth quarter of 2021, primarily as a result of identified changes in claim data and availability of new information, the Corporation engaged GNARUS Advisors LLC (“GNARUS”) to update the estimated Asbestos Liability. The methodology used by GNARUS in its updated projection was substantially the same methodology employed previously, which has been accepted by numerous courts, and included the following factors:

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

Based on this analysis, the Corporation recorded an increase to its estimated Asbestos Liability of $23,333 for claims pending or projected to be asserted through 2052 bringing the Corporation’s reserve for Asbestos Liability to $180,314 at December 31, 2021. The increase was primarily attributable to recent claim experience, including a higher expected proportion of mesothelioma claims which typically have a higher settlement value, offset by a lower defense-to-indemnity cost ratio (reduced to 70% from 80% based on experience over the past five years) and elimination of an inflationary factor based on historical experience over the past 10+ years which provided no evidence that inflationary pressures influenced settlement averages. In addition, the Corporation increased its estimated insurance receivable at December 31, 2021, by $16,672 for the estimated insurance recoveries attributable to the claims for which the Asbestos Liability reserve had been established and the portion of defense costs covered by the Settlement Agreements bringing the insurance receivable to $121,297 at December 31, 2021.

The following table summarizes activity relating to Asbestos Liability for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	2022	2021
Asbestos liability, beginning of the year	$180,314	$180,196
Settlement and defense costs paid	(3,034)	(3,340)
Asbestos liability, end of the period	$177,280	$176,856

The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	2022	2021
Insurance receivable – asbestos, beginning of the year	$121,297	$117,937
Settlement and defense costs paid by insurance carriers	(1,600)	(2,075)
Insurance receivable – asbestos, end of the period	$119,697	$115,862

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at March 31, 2022, and December 31, 2021.

Note 17 – Related Parties

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”) had a loan outstanding with its minority shareholder of $742 (RMB 4,711) as of March 31, 2022. While loans were outstanding during 2021, no amounts were outstanding as of December 31, 2021. Interest accrued at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 5% for the three months ended March 31, 2022, and 2021. Accrued interest approximated $1,718 (RMB 10,901) and $1,713 (RMB 10,901) as of March 31, 2022, and December 31, 2021, respectively, and is recorded in other current liabilities on the condensed consolidated balance sheets.

Purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $2,058 (RMB 13,058) and $2,942 (RMB 19,123) for the three months ended March 31, 2022, and 2021, respectively. The amount payable to ATR’s minority shareholder and its affiliates for purchases approximated $2,635 (RMB 16,715) and $1,125 (RMB 7,157) at March 31, 2022, and December 31, 2021, respectively. Additionally, customer deposits received from ATR’s minority shareholder and its affiliates on future orders approximated $380 (RMB 2,415) and $616 (RMB 3,921) at March 31, 2022, and December 31, 2021, respectively, and are recorded in other current liabilities on the condensed consolidated balance sheets.

Sales to ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $2,248 (RMB 14,265) and $2,083 (RMB 13,538) for the three months ended March 31, 2022, and 2021, respectively. The amount receivable from ATR’s minority shareholder and its affiliates for sales approximated $866 (RMB 5,493) at March 31, 2022. No amounts were receivable from ATR’s minority shareholder and its affiliates at December 31, 2021.

Note 18 – Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended March 31,
	2022	2021
Net sales:
Forged and Cast Engineered Products	$74,759	$63,351
Air and Liquid Processing	19,667	23,449
Total Reportable Segments	$94,426	$86,800
Income before income taxes:
Forged and Cast Engineered Products	$1,298	$1,846
Air and Liquid Processing	2,661	2,312
Total Reportable Segments	3,959	4,158
Other expense, including corporate costs	(2,294)	(3,463)
Total	$1,665	$695

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19) and international conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•	cyclical demand for products and economic downturns;
•	excess global capacity in the steel industry;
•	fluctuations in the value of the U.S. dollar relative to other currencies;
•	increases in commodity prices, reductions in electricity and natural gas supply or shortages key production materials;
•	limitations in availability of capital to fund our strategic plan;
•	inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations;
•	inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures that may be necessary to support our growth strategy;
•	inoperability of certain equipment on which we rely;
•	liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries;
•	changes in the existing regulatory environment;
•	inability to successfully restructure our operations;
•	consequences of global pandemics (including COVID-19) and international conflicts;
•	work stoppage or another industrial action on the part of any of our unions;
•	inability to satisfy the continued listing requirements of the New York Stock Exchange or the NYSE American Exchange;
•	potential attacks on information technology infrastructure and other cyber-based business disruptions;
•	failure to maintain an effective system of internal control; and
•

those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our latest Annual Report on Form 10-K for the year ended December 31, 2021.

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

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot and cold strip mills, medium/heavy section mills and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, and Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Executive Overview

While the Corporation is operating at more normal levels following the emergence of the coronavirus (“COVID-19”) pandemic in 2020, lingering effects continue, some of which are being exacerbated by the Russia-Ukraine conflict, including:

•	Periodic disruptions to the global supply chain;
•	Global inflationary pressures; and
•	Delays in receiving and shipping product due to the lack of transportation.

The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the Russia-Ukraine conflict and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

For the FCEP segment, roll market conditions have recovered to pre-pandemic levels. The FEP market also has strengthened with increasing demand from the steel distribution and oil and gas markets, on rising oil prices. Although the segment continues to be adversely impacted by escalating costs, particularly for raw materials, energy and transportation, price increases and changes to surcharge policies announced in the fourth quarter of 2021 absorbed a significant portion of these costs, albeit on a lag. Approximately 75% of customer orders include a commodity surcharge. The primary focus for this segment is to maintain a strong position in the roll and FEP markets and to continue diversification and development of FEP for use in other industries, operational and efficiency improvements at its facilities, and capital equipment investment activities to upgrade existing equipment with a goal of reducing costs, improving reliability and increasing FEP capacity and capabilities.

For the ALP segment, the businesses are benefitting from increasing demand but, similarly, are facing increasing production and transportation costs and supply chain issues. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities and continue to improve its sales distribution network.

Selected Financial Information

	Three Months Ended March 31,
	2022	2021	Change
Net Sales:
Forged and Cast Engineered Products	$74,759	$63,351	$11,408
Air and Liquid Processing	19,667	23,449	(3,782)
Consolidated	$94,426	$86,800	$7,626

Income from Operations:
Forged and Cast Engineered Products	$1,298	$1,846	$(548)
Air and Liquid Processing	2,661	2,312	349
Corporate costs	(2,716)	(3,251)	535
Consolidated	$1,243	$907	$336

	March 31, 2022	December 31, 2021	Change
Backlog:
Forged and Cast Engineered Products	$239,748	$223,321	$16,427
Air and Liquid Processing	87,791	69,233	18,558
Consolidated	$327,539	$292,554	$34,985

Net sales approximated $94,426 and $86,800 for the three months ended March 31, 2022, and March 31, 2021, respectively, an increase of $7,626 year over year. The increase primarily is attributable to higher sales for the FCEP segment of $11,408 offset by lower sales for the ALP segment of $3,782. A discussion of net sales for the Corporation’s two segments is included below.

Operating income approximated $1,243 and $907 for the three months ended March 31, 2022, and March 31, 2021, respectively, an increase of $336 year over year. Included in operating income for the three months ended March 31, 2022, is a benefit of approximately $1,431 resulting from a change in the method by which certain employees earn certain benefits (the “Change in Employee Benefit Policy”). A discussion of operating income for the Corporation’s two segments is included below. Corporate costs decreased for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, due to lower employee-related costs including a portion of the benefit from the Change in Employee Benefit Policy being attributable to Corporate employees.

Backlog equaled $327,539 at March 31, 2022, versus $292,554 as of December 31, 2021. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 17% of the backlog is expected to be released after 2022. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, was 83.5% and 80.2% for 2022 and 2021, respectively. The increase year over year primarily is attributable to the FCEP segment which experienced higher net raw material, energy and transportation costs. Although a portion of these costs are recovered via the variable-index surcharge, there is a lag between the time the costs are incurred and the time the costs are invoiced to the customer. In addition, not 100% of these costs are recoverable. For the ALP segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales decreased as a result of higher pricing, changes in product mix, and lower costs including a benefit from the Change in Employee Benefit Policy of $411.

Selling and administrative expenses approximated $9,878 and $11,558 for the three months ended March 31, 2022, and March 31, 2021, respectively, a decrease of $1,680 year over year. The decrease primarily is attributable to:

•	Benefit from the Change in Employee Benefit Policy, which reduced selling and administrative expenses by $1,020 for the three months ended March 31, 2022;
•	Lower spend on research and development activities, which reduced selling and administrative expenses by $273 for the three months ended March 31, 2022;
•	Lower employee-related costs, which reduced selling and administrative expenses by $200 for the three months ended March 31, 2022;
•

Lower exchange rates used to translate the selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced selling and administrative expenses by $208 for the three months ended March 31, 2022; and

•	Lower bad debt expense, which reduced selling and administrative expenses by $184 for the three months ended March 31, 2022; offset by
•	Higher commission expense resulting primarily from higher FEP sales; which increased selling and administrative expenses by $108 for the three months ended March 31, 2022.

Other income – net is comprised of the following:

	Three Months Ended March 31,
	2022	2021	Change
Net pension and other postretirement income	1,486	1,708	(222)
Gain (loss) on foreign exchange transactions	256	(1,221)	1,477
Unrealized (loss) gain on Rabbi trust investments	(331)	181	(512)
Other	1	(3)	4
	$1,412	$665	$747

Other income – net fluctuated year over year due to:

•	Lower pension and other postretirement income principally due to higher interest costs on employee benefit obligations as a result of higher discount rates;
•	Changes in foreign exchange gains and losses; and
•	Changes in the market value of the investments in the Rabbi trust.

Income tax provision for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each of the periods include the effects of changes in the pre-tax income of the Corporation’s profitable operations.

Net income attributable to Ampco-Pittsburgh and income per common share equaled $1,645 and $0.09, respectively, for the three months ended March 31, 2022, and $167 and $0.01, respectively, for the three months ended March 31, 2021. Net income attributable to Ampco-Pittsburgh and income per common share for the three months ended March 31, 2022, include the after-tax benefit from the Change in Employee Benefit Policy of $1,410 or $0.07 per common share.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended March 31,
	2022	2021	Change
Net Sales:
Forged and cast mill rolls	$60,707	$58,166	$2,541
FEP	14,052	5,185	8,867
	$74,759	$63,351	$11,408

Income from Operations	$1,298	$1,846	$(548)

	March 31, 2022	December 31, 2021	Change
Backlog	$239,748	$223,321	$16,427

The increase in net sales for the current year period when compared to the same period of the prior year of $11,408 principally is due to:

•

Higher pricing and variable-index surcharges passed through to customers as a result of higher raw material, energy and transportation costs, which increased net sales by $13,700 for the three months ended March 31, 2022, and

•

Higher volume of FEP shipments as a result of increased demand from the steel distribution and oil and gas markets, which increased net sales by approximately $5,500 for the three months ended March 31, 2022, offset by

•	Lower volume of mill roll shipments primarily resulting from the timing of deliveries, which decreased net sales by approximately $3,600 for the three months ended March 31, 2022;
•	Changes in product mix, which decreased net sales by $2,800 for the three months ended March 31, 2022, and
•

Changes in exchanges rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which decreased net sales by approximately $1,400 for the three months ended March 31, 2022.

Operating results for the current year period decreased slightly when compared to the same period of the prior year. While the segment continues to experience escalating costs for raw materials, energy, transportation, direct labor and other items, a significant portion of these increases was recovered via the variable-index surcharge mechanism and higher pricing. The decrease in operating income year over year of $548 is primarily the result of a lower volume of mill roll shipments, which reduced operating income by approximately $900 for the three months ended March 31, 2022, when compared to the same period of the prior year, offset by the savings generated from the Change in Employee Benefit Policy of $562. The segment also had higher commission expense resulting from higher FEP sales; however, the expected impact to operating income was offset by lower research and development costs and bad debt expense.

The higher backlog at March 31, 2022, from December 31, 2021, of $16,427 is principally a result of an increase in orders for forged rolls of $16,400 due to improved demand from the segment’s flat-rolled steel and aluminum customers. In addition, price increases announced in the fourth quarter of 2021, but not included in the year-end backlog, increased roll and FEP backlog by approximately $8,500. The backlog of orders for FEP decreased at March 31, 2022, from December 31, 2021, by approximately $5,900 due to strong first quarter sales and timing of receipt of new orders from customers. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar also reduced backlog at March 31, 2022, when compared to backlog at December 31, 2021, by approximately $2,500. At March 31, 2022, the majority of backlog is expected to ship in 2022.

Air and Liquid Processing

	Three Months Ended March 31,
	2022	2021	Change
Net Sales:
Centrifugal pumps	$7,300	$10,042	$(2,742)
Air handling systems	6,609	7,350	(741)
Heat exchange coils	5,758	6,057	(299)
	$19,667	$23,449	$(3,782)

Income from Operations	$2,661	$2,312	$349

	March 31, 2022	December 31, 2021	Change
Backlog	$87,791	$69,233	$18,558

The decrease in net sales for the current year period when compared to the same period of the prior year of $3,782 is principally attributable to a lower level of shipments of centrifugal pumps to U.S. Navy shipbuilders and the power generation industry caused by supply chain delays in purchased components and customer delivery timing. Sales of air handling systems were adversely affected by supply chain issues. Sales of heat exchange coils were relatively comparable between the periods with a lower volume of shipments to nuclear power generation customers being offset by a higher volume of shipments to commercial customers. Operating results for the current year period improved slightly when compared to the same period of the prior year. While operating income for the current year quarter includes a benefit from the Change in Employee Benefit Policy of $680, it was negatively impacted by the lower sales volumes. Backlog at March 31, 2022, increased from December 31, 2021, by $18,558 with backlog for each product line improving. In particular, the segment received a $9,600 order for a custom air handling unit project with a major healthcare provider which is expected to ship in 2023. At March 31, 2022, the majority of the backlog is expected to ship in 2022.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted (loss) income from operations, which is calculated as income from operations excluding the Change in Employee Benefit Policy. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly-titled measures presented by other companies.

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

Adjusted (loss) income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted (loss) income from operations rather than income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Change in Employee Benefit Policy will not occur in future periods.

The adjustment reflected in adjusted (loss) income from operations is pre-tax. The tax impact associated with this adjustment was not significant, approximately $21, due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the majority of the jurisdictions where the income was recognized.

The following is a reconciliation of income from operations to non-GAAP adjusted (loss) income from operations for the three months ended March 31, 2022, and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Income from operations, as reported (GAAP)	$1,243	$907
Change in Employee Benefit Policy (1)	(1,431)	0
(Loss) income from operations, as adjusted (Non-GAAP)	$(188)	$907

(1)	Represents an accounting benefit resulting from the change in the method by which certain employees earn certain benefits.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2022	2021	Change
Net cash flows (used in) provided by operating activities	$(16,272)	$1,858	$(18,130)
Net cash flows used in investing activities	(3,330)	(2,303)	(1,027)
Net cash flows provided by financing activities	16,228	2,172	14,056
Effect of exchange rate changes on cash and cash equivalents	(178)	(318)	140
Net (decrease) increase in cash and cash equivalents	(3,552)	1,409	(4,961)
Cash and cash equivalents at beginning of period	10,337	16,842	(6,505)
Cash and cash equivalents at end of period	$6,785	$18,251	$(11,466)

Net cash flows (used in) provided by operating activities equaled $(16,272) and $1,858 for 2022 and 2021, respectively. The significant change between the years primarily is due to the ongoing investment in trade working capital year over year due to a higher level of business activity resulting from increased demand and, for inventories, higher costs associated with inflation and supply chain disruptions.

Net cash flows used in investing activities equaled $(3,330) and $(2,303) for the three months ended March 31, 2022, and 2021, respectively. Capital expenditures for each of the periods were relatively comparable and related primarily to the FCEP segment. The Corporation has undertaken a significant capital program approximating $27,000 to upgrade existing equipment at certain of its FCEP locations, which is anticipated to occur over approximately the next 18 months. At March 31, 2022, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $25,000.

Net cash flows provided by financing activities equaled $16,228 and $2,172 for the three months ended March 31, 2022, and 2021, respectively. The improvement period over period primarily is due to:

•	Net borrowings from the Corporation’s revolving credit facility of $15,743 versus repayments in the prior year of $429;
•	Borrowings of $745 by one of the Corporation’s Chinese joint ventures from its minority shareholder versus repayments in the prior year of $308; offset by
•	Lower proceeds from shareholders exercising warrants for the Corporation’s common stock of $3,101.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $3,552 during 2022 and ended the period at $6,785 in comparison to $10,337 at December 31, 2021. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements. The maturity date for the revolving credit facility is June 29, 2026, and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. The Corporation also is exploring longer-term financing for its capital expenditure commitments. As of March 31, 2022, remaining availability under the revolving credit facility approximated $33,000, net of standard availability reserves.

Litigation and Environmental Matters

See Note 15 and Note 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2021, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2022.

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

There are no material changes to the Risk Factors contained in Item 1A to Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

(10.1)

Cooperation Agreement, dated February 10, 2022, by and among Ampco-Pittsburgh Corporation, Ancora Holdings Group, LLC and the other entities and natural persons party thereto, incorporated by reference to Current Report on Form 8-K filed on February 11, 2022.

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

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2022	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 10, 2022	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer