Form 10-Q
period 2022-06-30
AMPCO PITTSBURGH CORP
filed 2022-08-09
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 2, 2022, 19,403,518 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,372	$10,337
Receivables, less allowance for doubtful accounts of $1,020 as of June 30, 2022, and $1,240 as of December 31, 2021	86,081	68,829
Receivables from related parties (Note 17)	2	0
Inventories	100,352	88,198
Insurance receivable – asbestos	16,000	16,000
Other current assets	5,513	4,933
Total current assets	215,320	188,297
Property, plant and equipment, net	155,063	158,563
Operating lease right-of-use assets	3,763	4,056
Insurance receivable – asbestos	100,727	105,297
Deferred income tax assets	2,175	2,176
Intangible assets, net	5,431	6,204
Investments in joint ventures	2,175	2,175
Prepaid pensions	11,234	11,963
Other noncurrent assets	5,883	6,901
Total assets	$501,771	$485,632
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,654	$43,105
Accounts payable to related parties (Note 17)	972	1,125
Accrued payrolls and employee benefits	14,292	15,954
Debt – current portion	14,012	20,007
Operating lease liabilities – current portion	624	641
Asbestos liability – current portion	23,000	23,000
Other current liabilities	31,206	21,210
Total current liabilities	128,760	125,042
Employee benefit obligations	57,262	62,114
Asbestos liability	148,710	157,314
Long-term debt	75,791	40,912
Noncurrent operating lease liabilities	3,139	3,415
Deferred income tax liabilities	3,531	3,858
Other noncurrent liabilities	920	1,171
Total liabilities	418,113	393,826
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,355 shares as of June 30, 2022, and 19,184 shares as of December 31, 2021	19,355	19,184
Additional paid-in capital	174,868	174,561
Retained deficit	(54,018)	(56,066)
Accumulated other comprehensive loss	(65,424)	(55,106)
Total Ampco-Pittsburgh shareholders’ equity	74,781	82,573
Noncontrolling interest	8,877	9,233
Total shareholders’ equity	83,658	91,806
Total liabilities and shareholders’ equity	$501,771	$485,632

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Net sales	$100,290	$90,386	$192,468	$175,103
Net sales to related parties (Note 17)	2,292	2,042	4,540	4,125
Total net sales	102,582	92,428	197,008	179,228
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	87,487	75,433	166,307	145,021
Selling and administrative	10,974	12,070	20,852	23,628
Depreciation and amortization	4,440	4,493	8,927	9,236
Loss (gain) on disposal of assets	1	(37)	(1)	(33)
Total operating costs and expenses	102,902	91,959	196,085	177,852
(Loss) income from operations	(320)	469	923	1,376
Other income (expense):
Investment-related income	2	1,047	6	1,065
Interest expense	(1,204)	(943)	(2,198)	(1,838)
Other income – net	2,433	2,023	3,845	2,688
Total other income	1,231	2,127	1,653	1,915
Income before income taxes	911	2,596	2,576	3,291
Income tax provision	(389)	(1,372)	(445)	(1,753)
Net income	522	1,224	2,131	1,538
Less: Net income attributable to noncontrolling interest	119	161	83	308
Net income attributable to Ampco-Pittsburgh	$403	$1,063	$2,048	$1,230

Net income per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.02	$0.06	$0.11	$0.07
Diluted	$0.02	$0.05	$0.11	$0.06

Weighted average number of common shares outstanding:
Basic	19,285	18,981	19,237	18,810
Diluted	19,434	21,249	19,452	20,981

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$522	$1,224	$2,131	$1,538
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(8,428)	1,314	(11,042)	458
Unrecognized employee benefit costs (including effects of foreign currency translation)	404	(85)	550	(28)
Fair value of cash flow hedges	(1,001)	245	(558)	555
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	187	552	552	914
Settlements of cash flow hedges	(164)	(389)	(259)	(720)
Other comprehensive (loss) income	(9,002)	1,637	(10,757)	1,179
Comprehensive (loss) income	(8,480)	2,861	(8,626)	2,717
Less: Comprehensive (loss) income attributable to noncontrolling interest	(348)	229	(356)	410
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(8,132)	$2,632	$(8,270)	$2,307

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2022	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2022	$19,191	$174,824	$(54,421)	$(56,889)	$9,225	$91,930
Stock-based compensation		541				541
Comprehensive loss:
Net income			403		119	522
Other comprehensive loss				(8,535)	(467)	(9,002)
Comprehensive loss					(348)	(8,480)
Issuance of common stock excluding excess tax benefits of $0	164	(497)				(333)
Balance at June 30, 2022	$19,355	$174,868	$(54,018)	$(65,424)	$8,877	$83,658

Three Months Ended June 30, 2021
Balance at April 1, 2021	$18,857	$173,401	$(43,204)	$(69,187)	$8,616	$88,483
Stock-based compensation		482				482
Comprehensive income:
Net income			1,063		161	1,224
Other comprehensive income				1,569	68	1,637
Comprehensive income:					229	2,861
Shareholder exercise of warrants (Note 9)	20	96				116
Issuance of common stock excluding excess tax benefits of $0	199	(533)				(334)
Balance at June 30, 2021	$19,076	$173,446	$(42,141)	$(67,618)	$8,845	$91,608

Six Months Ended June 30, 2022
Balance at January 1, 2022	$19,184	$174,561	$(56,066)	$(55,106)	$9,233	$91,806
Stock-based compensation		828				828
Comprehensive loss:
Net income			2,048		83	2,131
Other comprehensive loss				(10,318)	(439)	(10,757)
Comprehensive loss					(356)	(8,626)
Issuance of common stock excluding excess tax benefits of $0	171	(521)				(350)
Balance at June 30, 2022	$19,355	$174,868	$(54,018)	$(65,424)	$8,877	$83,658

Six Months Ended June 30, 2021
Balance at January 1, 2021	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999
Stock-based compensation		1,028				1,028
Comprehensive income:
Net income			1,230		308	1,538
Other comprehensive income				1,077	102	1,179
Comprehensive income					410	2,717
Shareholder exercise of warrants (Note 9)	559	2,658				3,217
Issuance of common stock excluding excess tax benefits of $0	205	(558)				(353)
Balance at June 30, 2021	$19,076	$173,446	$(42,141)	$(67,618)	$8,845	$91,608

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Net cash flows used in operating activities	$(23,033)	$(2,754)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,870)	(6,714)
Proceeds from sale of property, plant and equipment	7	38
Purchases of long-term marketable securities	(487)	(18)
Proceeds from sale of long-term marketable securities	625	158
Net cash flows used in investing activities	(6,725)	(6,536)

Cash flows from financing activities:
Repayments of debt	(511)	(1,021)
Proceeds from revolving credit facility	36,000	12,131
Payments on revolving credit facility	(8,034)	(8,000)
Proceeds from related party debt (Note 17)	958	0
Repayments of related party debt (Note 17)	(913)	0
Proceeds from shareholder exercise of warrants (Note 9)	0	3,217
Debt issuance costs	0	(485)
Net cash flows provided by financing activities	27,500	5,842

Effect of exchange rate changes on cash and cash equivalents	(707)	(81)

Net decrease in cash and cash equivalents	(2,965)	(3,529)
Cash and cash equivalents at beginning of period	10,337	16,842
Cash and cash equivalents at end of period	$7,372	$13,313

Supplemental information:
Income tax payments	$402	$1,023
Interest payments	$2,183	$1,203

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$1,184	$546
Finance lease right-of-use assets exchanged for lease liabilities	$1,105	$113
Operating lease right-of-use assets exchanged for lease liabilities	$118	$53

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of June 30, 2022, the unaudited condensed consolidated statements of operations, comprehensive loss and shareholders’ equity for the three and six months ended June 30, 2022, and 2021, and cash flows for the six months ended June 30, 2022, and 2021, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Issued Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance originally became effective for the Corporation on January 1, 2020; however, since the Corporation meets the definition of a Smaller Reporting Company, as defined by the Securities and Exchange Commission (“SEC”), the effective date was subsequently revised to fiscal years beginning after December 15, 2022. The Corporation is currently evaluating the impact the guidance will have on its financial position and operating results. It will not, however, affect the Corporation’s liquidity.

Note 2 – Inventories

At June 30, 2022, and December 31, 2021, approximately 37% and 35%, respectively, of the inventories were valued using the LIFO method with the remaining inventories valued using the FIFO method. Inventories were comprised of the following:

	June 30, 2022	December 31, 2021
Raw materials	$28,741	$22,332
Work-in-process	44,253	37,447
Finished goods	19,609	18,093
Supplies	7,749	10,326
Inventories	$100,352	$88,198

Note 3 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2022	December 31, 2021
Land and land improvements	$9,935	$10,377
Buildings	61,807	63,166
Machinery and equipment	340,376	345,118
Construction-in-process	12,105	11,019
Other	6,812	6,798
	431,035	436,478
Accumulated depreciation and amortization	(275,972)	(277,915)
Property, plant and equipment, net	$155,063	$158,563

The majority of the assets of the Corporation, except real property including the land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), is pledged as collateral for the Corporation’s revolving credit facility (Note 6). Land and buildings of UES-UK, equal to $2,577 (£2,122) at June 30, 2022, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). The gross value of assets under finance leases and the related accumulated amortization approximated $4,680 and $1,406, respectively, as of June 30, 2022, and $3,882 and $1,263, respectively, at December 31, 2021. Depreciation expense approximated $4,348 and $4,367, including depreciation of assets under finance leases of approximately $140 and $100, for the three months ended June 30, 2022, and 2021, respectively. Depreciation expense approximated $8,737 and $8,861, including depreciation of assets under finance leases of approximately $260 and $218, for the six months ended June 30, 2022, and 2021, respectively.

Note 4 – Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2022	December 31, 2021
Customer relationships	$5,419	$5,850
Developed technology	3,877	4,201
Trade name	2,191	2,442
	11,487	12,493
Accumulated amortization	(6,056)	(6,289)
Intangible assets, net	$5,431	$6,204

Changes in intangible assets consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$5,970	$6,702	$6,204	$7,217
Amortization of intangible assets	(92)	(126)	(190)	(375)
Other, primarily impact from changes in foreign currency exchange rates	(447)	78	(583)	(188)
Balance at end of the period	$5,431	$6,654	$5,431	$6,654

Note 5 – Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
Customer-related liabilities	$19,634	$12,548
Accrued interest payable	1,291	1,772
Accrued sales commissions	2,079	1,864
Other	8,202	5,026
Other current liabilities	$31,206	$21,210

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$6,997	$8,157	$7,331	$8,105
Satisfaction of warranty claims	(423)	(1,095)	(1,126)	(1,745)
Provision for warranty claims	592	723	1,100	1,509
Other, primarily impact from changes in foreign currency exchange rates	(407)	55	(546)	(29)
Balance at end of the period	$6,759	$7,840	$6,759	$7,840

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

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$3,989	$6,511	$4,328	$6,507
Satisfaction of performance obligations	(2,269)	(2,724)	(5,702)	(6,759)
Receipt of additional deposits	10,107	2,262	13,229	6,334
Other, primarily impact from changes in foreign currency exchange rates	(201)	19	(229)	(14)
Balance at end of the period	$11,626	$6,068	$11,626	$6,068

Note 6 – Debt

Borrowings were comprised of the following:

	June 30, 2022	December 31, 2021
Revolving credit facility	$57,710	$29,744
Sale and leaseback financing obligation	20,833	20,546
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	2,069	1,438
Outstanding borrowings	89,803	60,919
Debt – current portion	(14,012)	(20,007)
Long-term debt	$75,791	$40,912

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $2,710 and $8,744 at June 30, 2022, and December 31, 2021, respectively. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed, which is considered remote by the Corporation; accordingly, the IRBs are classified as a current liability.

Revolving Credit Facility

The Corporation is a party to a revolving credit security agreement with a syndicate of banks that was amended on June 29, 2021 (the “First Amended and Restated Security Agreement”), and subsequently amended on December 17, 2021, and May 26, 2022. The First Amended and Restated Security Agreement, as subsequently amended, provides for a senior secured asset-based revolving credit facility of $100,000, that can be increased to $130,000 at the option of the Corporation and with the approval of the lenders, and an allowance of $20,000 for new capital equipment financing but, otherwise, restricts the Corporation from incurring additional indebtedness outside of the agreement, unless approved by the banks. The revolving credit facility includes sub-limits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000, of which up to $15,000 may be allocated for Swedish borrowings. (The amendment dated May 26, 2022, temporarily increases the portion of the European sublimit allocable for Swedish borrowings from $7,500 to $15,000.) The maturity date for the revolving credit facility is June 29, 2026, and, subject to other terms and conditions of the agreement, would become due on that date.

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Domestic borrowings from the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the agreement. As of June 30, 2022, and December 31, 2021, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility.

As of June 30, 2022, the Corporation had outstanding borrowings under the credit facility of $57,710. The average interest rate approximated 3% for each of the three and six months ended June 30, 2022, and 4% for each of the three and six months ended June 30, 2021. The Corporation also utilizes a portion of the credit facility for letters of credit (Note 8). As of June 30, 2022, remaining availability under the credit facility approximated $24,400, net of standard availability reserves. At June 30, 2021, deferred financing fees of $485 were incurred related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2022.

Sale and Leaseback Financing Obligation

In September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale and leaseback financing transaction for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “Properties”). Simultaneously with the sale, UES entered into a lease agreement pursuant to which UES leased the Properties from the buyer. The lease provides for an initial term of 20 years; however, UES may extend the lease for four successive periods of five years each. If fully extended, the lease would expire in September 2058. UES also has the option to repurchase the Properties, which it may exercise in 2025, for a price equal to the greater of (i) their Fair Market Value, or (ii) 115% of Lessor’s Total Investment for the Facilities, with such terms defined in the lease agreement. Annual payments will increase each anniversary date by an amount equal to the lesser of 2% or 1.25% of the change in the consumer price index, as defined in the lease agreement. The effective interest rate approximated 8% for each of the three and six months ended June 30, 2022, and 2021.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. Interest accrues on the IRBs at a floating rate which averaged less than 1% for the three and six months ended June 30, 2022, and 2021. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 7 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Six Months Ended June 30,
	2022	2021
U.S. defined benefit pension plans	$74	$0
Foreign defined benefit pension plans	248	311
Other postretirement benefits (e.g., net payments)	242	303
U.K. defined contribution pension plan	129	172
U.S. defined contribution plan	1,882	1,652

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2022	2021	2022	2021
Service cost	$9	$65	$25	$122
Interest cost	1,541	1,204	3,093	2,675
Expected return on plan assets	(3,387)	(3,150)	(6,603)	(6,498)
Amortization of prior service cost	1	5	3	11
Amortization of actuarial loss	485	742	1,116	1,316
Net benefit income	$(1,351)	$(1,134)	$(2,366)	$(2,374)

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2022	2021	2022	2021
Service cost	$66	$87	$138	$174
Interest cost	273	211	565	419
Expected return on plan assets	(494)	(491)	(1,021)	(976)
Amortization of prior service credit	(70)	(77)	(145)	(154)
Amortization of actuarial loss	81	165	167	327
Net benefit income	$(144)	$(105)	$(296)	$(210)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2022	2021	2022	2021
Service cost	$56	$66	$117	$122
Interest cost	65	21	110	91
Amortization of prior service credit	(341)	(261)	(598)	(515)
Amortization of actuarial loss (gain)	32	(4)	13	(39)
Net benefit income	$(188)	$(178)	$(358)	$(341)

Note 8 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of June 30, 2022, equaled $19,413, the majority of which serves as collateral for the IRB debt. Outstanding surety bonds as of June 30, 2022, approximated $3,000 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a significant capital program to upgrade existing equipment at certain of its FCEP locations which is anticipated to occur over the next 15 months and cost approximately $27,000. At June 30, 2022, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $23,000.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 9 – Equity Rights Offering

In September 2020, the Corporation completed an equity-rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the six months ended June 30, 2021, the Corporation received proceeds of $3,217 from shareholders who exercised 1,253,492 Series A warrants, equating to the issuance of 559,551 common shares.

In May 2022, the Corporation filed a Tender Offer and Prospectus Supplement (the “Offer”) with the SEC pursuant to which the exercise price of each tendered Series A warrant was temporarily reduced. During the Offer period, the holders of Series A warrants were given the opportunity to exercise their Series A warrants at a temporarily reduced cash exercise price of $1.7856 per Series A warrant (or $4.00 per whole share of common stock). The Offer expired on July 15, 2022. The Corporation raised $193 in gross proceeds resulting from 108,375 Series A warrants tendered. Series A warrants that were not exercised during the Offer period reverted to their original terms including the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock.

Note 10 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2022, and 2021, are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2022	$(14,322)	$(40,563)	$277	$(54,608)	$498	$(55,106)
Net change	(11,042)	1,102	(817)	(10,757)	(439)	(10,318)
Balance at June 30, 2022	$(25,364)	$(39,461)	$(540)	$(65,365)	$59	$(65,424)

Balance at January 1, 2021	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)
Net change	458	886	(165)	1,179	102	1,077
Balance at June 30, 2021	$(10,913)	$(56,766)	$424	$(67,255)	$363	$(67,618)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of unrecognized employee benefit costs:
Other income – net	$188	$570	$556	$946
Income tax provision	(1)	(18)	(4)	(32)
Net of tax	$187	$552	$552	$914
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(7)	$(13)	$(14)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(163)	(382)	(254)	(706)
Total before income tax	(169)	(389)	(267)	(720)
Income tax benefit	5	0	8	0
Net of tax	$(164)	$(389)	$(259)	$(720)

The income tax effect associated with the various components of other comprehensive loss for the three and six months ended June 30, 2022, and 2021, is summarized below. Amounts in parentheses represent credits to net income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$0	$0	$0	$0
Fair value of cash flow hedges	(32)	0	(18)	0
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(1)	(18)	(4)	(32)
Settlement of cash flow hedges	5	0	8	0

Note 11 – Derivative Instruments

Certain operations of the Corporation are subject to risk from exchange rate fluctuations in connection with sales in foreign currencies. To minimize this risk, foreign currency sales contracts are periodically entered into which would be designated as cash flow or fair value hedges. As of June 30, 2022, no anticipated foreign-denominated sales have been hedged. As of June 30, 2021, approximately $2,362 of anticipated foreign-denominated sales were hedged.

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2022, approximately 33%, or $2,533, of anticipated copper purchases over the next year and 67%, or $935, of anticipated aluminum purchases over the next year are hedged. At June 30, 2021, approximately 39%, or $2,889, of anticipated copper purchases over the next eight months and 56%, or $577, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At June 30, 2022, the Corporation has purchase commitments covering approximately 25%, or $1,115, of anticipated natural gas usage through December 31, 2023, for one of its subsidiaries and approximately 30%, or $2,183, of anticipated electricity usage through December 31, 2025, for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $1,651 and $2,238 for the three and six months ended June 30, 2022, respectively. There were no purchases of natural gas or electricity under previously existing commitments for the three and six months ended June 30, 2021.

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

Gains (losses) on foreign exchange transactions included in other income – net equaled $1,303 and $1,559 for the three and six months ended June 30, 2022, respectively, and $147 and $(1,074) for the three and six months ended June 30, 2021, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2022, and 2021, and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended June 30, 2022	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$128	$0	$6	$122
Futures contracts – copper and aluminum	497	(1,001)	158	(662)
	$625	$(1,001)	$164	$(540)
Three Months Ended June 30, 2021
Foreign currency purchase contracts	$155	$0	$7	$148
Futures contracts – copper and aluminum	413	245	382	276
	$568	$245	$389	$424
Six Months Ended June 30, 2022
Foreign currency purchase contracts	$135	$0	$13	$122
Futures contracts – copper and aluminum	142	(558)	246	(662)
	$277	$(558)	$259	$(540)
Six Months Ended June 30, 2021
Foreign currency purchase contracts	$162	$0	$14	$148
Futures contracts – copper and aluminum	427	555	706	276
	$589	$555	$720	$424

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next Twelve Months	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations	12 Months	2022	2021	2022	2021
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$7	$13	$14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(683)	$163	$382	$254	$706

Note 12 – Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of June 30, 2022, and December 31, 2021, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2022
Investments
Other noncurrent assets	$3,824	$0	$0	$3,824
As of December 31, 2021
Investments
Other noncurrent assets	$4,860	$0	$0	$4,860

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

Note 13 – Revenue and Income Before Income Taxes

Net sales and income before income taxes by geographic area for the three and six months ended June 30, 2022, and 2021, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2022	2021	2022	2021
United States	$56,354	$43,892	$107,632	$88,374
Foreign	46,228	48,536	89,376	90,854
	$102,582	$92,428	$197,008	$179,228

	Three Months Ended June 30,		Six Months Ended June 30,
Income Before Income Taxes	2022	2021	2022	2021
United States (1)	$161	$(1,210)	$1,571	$(1,271)
Foreign	750	3,806	1,005	4,562
	$911	$2,596	$2,576	$3,291
(1)

Includes Corporate costs of $2,790 and $3,267 for the three months ended June 30, 2022, and 2021, respectively, and $5,506 and $6,518 for the six months ended June 30, 2022, and 2021, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three and six months ended June 30, 2022, and 2021, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Forged and cast mill rolls	$66,586	$65,974	$127,293	$124,140
Forged engineered products	12,992	5,054	27,044	10,239
Centrifugal pumps	7,744	8,000	15,044	18,042
Air handling systems	7,067	7,502	13,676	14,852
Heat exchange coils	8,193	5,898	13,951	11,955
	$102,582	$92,428	$197,008	$179,228

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and six months ended June 30, 2022, equaled $541 and $828, respectively, and for the three and six months ended June 30, 2021, equaled $482 and $1,028, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

Note 15 – Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses from time to time and are also subject to asbestos litigation as described below.

Asbestos Litigation

Claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid (the “Asbestos Liability”). Air & Liquid, and in some cases the Corporation, are defendants (among a number of defendants, often in excess of 50 defendants) in claims filed in various state and federal courts.

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2022, and 2021 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Six Months Ended June 30,
	2022	2021
Total claims pending at the beginning of the period	6,097	5,891
New claims served	573	642
Claims dismissed	(175)	(272)
Claims settled	(145)	(197)
Total claims pending at the end of period (1)	6,350	6,064
Administrative closures (2)	(2,864)	(2,905)
Total active claims at the end of the period	3,486	3,159
Gross settlement and defense costs paid in period (in 000’s)	$8,604	$9,420
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$26.89	$20.09
(1)

Included as “total claims pending” are approximately 658 claims at June 30, 2022, and 2021, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.

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

Asbestos Valuations

At December 31, 2006, with the assistance of a nationally recognized expert in the valuation of asbestos liabilities, the Corporation recorded its initial reserve for the Asbestos Liability. Since then, the Corporation and the nationally recognized expert in the valuation of asbestos liabilities have reviewed the Asbestos Liability and the underlying assumptions on a regular basis to determine whether any adjustment to the Asbestos Liability or the underlying assumptions were necessary. When warranted, the Asbestos Liability was adjusted to consider the current trends and new information that became available and, if reasonably estimable, to extend the valuation of asbestos liabilities further into the future. In 2018, the valuation was extended to include claims projected to be asserted through 2052, the estimated final date by which the Corporation expects to have settled all asbestos-related claims.

In conjunction with the regular updates of the estimated Asbestos Liability, the Corporation also develops an estimate of defense costs expected to be incurred with settling the Asbestos Liability and probable insurance recoveries for the Asbestos Liability and defense costs. In developing the estimate of probable defense costs, the Corporation considers several factors including, but not limited to, current and historical defense-to-indemnity cost ratios. In developing the estimate of probable insurance recoveries, the Corporation considers the expert’s projection of settlement costs for the Asbestos Liability and management’s projection of associated defense costs. In addition, the Corporation consults with its outside legal counsel on insurance matters and a nationally recognized insurance consulting firm that it retains to assist with certain policy allocation matters. The Corporation also considers a number of other factors including the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, gaps in the coverage, policy exhaustions, the nature of the underlying claims for the Asbestos Liability, estimated erosion of insurance limits on account of claims against Howden associated with the Products, prior impairment of policies, insolvencies among the insurance carriers, and creditworthiness of the remaining insurers based on publicly available information. Based on these factors, the Corporation estimates the probable insurance recoveries for the Asbestos Liability and defense costs for the corresponding timeframe of the Asbestos Liability.

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

The following table summarizes activity relating to Asbestos Liability for the six months ended June 30, 2022, and 2021.

	Six Months Ended June 30,
	2022	2021
Asbestos liability, beginning of the year	$180,314	$180,196
Settlement and defense costs paid	(8,604)	(9,420)
Asbestos liability, end of the period	$171,710	$170,776

The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2022, and 2021.

	Six Months Ended June 30,
	2022	2021
Insurance receivable – asbestos, beginning of the year	$121,297	$117,937
Settlement and defense costs paid by insurance carriers	(4,570)	(5,658)
Insurance receivable – asbestos, end of the period	$116,727	$112,279

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at June 30, 2022, and December 31, 2021.

Note 17 – Related Parties

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”) periodically has loans outstanding with its minority shareholder. For the six months ended June 30, 2022, borrowings approximated $958 (RMB 6,117), which were repaid by June 30, 2022. For the six months ended June 30, 2021, no additional amounts were borrowed and repayments on previously existing loans approximated $617 (RMB 4,000). At June 30, 2022, and December 31, 2021, no loans were outstanding. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 5% for each of the three and six months ended June 30, 2022, and 2021. For the six months ended June 30, 2022, ATR paid $463 (RMB 3,000) of interest. For the six months ended June 30, 2021, no interest was paid. Accrued interest on previously existing loans approximated $1,179 (RMB 7,901) and $1,713 (RMB 10,901) as of June 30, 2022, and December 31, 2021, respectively, and is recorded in other current liabilities on the condensed consolidated balance sheets.

Purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $3,760 (RMB 24,654) and $5,818 (RMB 37,712) for the three and six months ended June 30, 2022, respectively, and $3,315 (RMB 21,372) and $6,257 (RMB 40,495) for the three and six months ended June 30, 2021, respectively. The amount payable to ATR’s minority shareholder and its affiliates for purchases approximated $972 (RMB 6,509) and $1,125 (RMB 7,157) at June 30, 2022, and December 31, 2021, respectively. Additionally, customer deposits received from ATR’s minority shareholder and its affiliates on future orders approximated $415 (RMB 2,688) and $616 (RMB 3,921) at June 30, 2022, and December 31, 2021, respectively, and are recorded in other current liabilities on the condensed consolidated balance sheets.

Sales to ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $2,292 (RMB 15,164) and $4,540 (RMB 29,429) for the three and six months ended June 30, 2022, respectively, and $2,042 (RMB 13,160) and $4,125 (RMB 26,698) for the three and six months ended June 30, 2021, respectively. The amount receivable from ATR’s minority shareholder and its affiliates for sales approximated $2 (RMB 13) at June 30, 2022. No amounts were receivable from ATR’s minority shareholder and its affiliates at December 31, 2021.

Note 18 – Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Forged and Cast Engineered Products	$79,578	$71,028	$154,337	$134,379
Air and Liquid Processing	23,004	21,400	42,671	44,849
Total Reportable Segments	$102,582	$92,428	$197,008	$179,228
Income before income taxes:
Forged and Cast Engineered Products	$(129)	$1,674	$1,169	$3,520
Air and Liquid Processing	2,599	2,062	5,260	4,374
Total Reportable Segments	2,470	3,736	6,429	7,894
Other expense, including corporate costs	(1,559)	(1,140)	(3,853)	(4,603)
Total	$911	$2,596	$2,576	$3,291

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19) and international conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•	cyclical demand for products and economic downturns,
•	excess global capacity in the steel industry,
•	fluctuations in the value of the U.S. dollar relative to other currencies,
•	increases in commodity prices, reductions in electricity and natural gas supply or shortages key production materials,
•	limitations in availability of capital to fund our strategic plan,
•	inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations,
•	inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures that may be necessary to support our growth strategy,
•	inoperability of certain equipment on which we rely,
•	liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries,
•	changes in the existing regulatory environment,
•	inability to successfully restructure our operations,
•	consequences of global pandemics (including COVID-19) and international conflicts,
•	work stoppage or another industrial action on the part of any of our unions,
•	inability to satisfy the continued listing requirements of the New York Stock Exchange or the NYSE American Exchange,
•	potential attacks on information technology infrastructure and other cyber-based business disruptions,
•	failure to maintain an effective system of internal control, and
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

Executive Overview

While the Corporation is operating at more normal levels following the emergence of the coronavirus (“COVID-19”) pandemic in 2020, lingering effects continue, some of which are being exacerbated by the Russia-Ukraine conflict, including:

•	Periodic disruptions to the global supply chain,
•	Global inflationary pressures and
•	Delays in receiving and shipping product due to the lack of transportation.

The Corporation is actively monitoring, and will continue to actively monitor, the pandemic and the Russia-Ukraine conflict and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

For the FCEP segment, roll market conditions have recovered to pre-pandemic levels. The FEP market also has strengthened with increasing demand from the steel distribution and oil and gas markets, on rising oil prices. Although the segment continues to be adversely impacted by escalating costs, particularly for raw and ancillary materials, energy and transportation, price increases and changes to surcharge policies announced in the fourth quarter of 2021 are absorbing a significant portion of these costs, albeit on a lag. Approximately 75% of customer orders include a commodity surcharge. The primary focus for this segment is to maintain a strong position in the roll and FEP markets, diversify and develop FEP for use in other industries, complete operational and efficiency improvements at its facilities, and upgrade existing equipment with a goal of reducing costs, improving reliability and increasing FEP capacity and capabilities.

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

Selected Financial Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net Sales:
Forged and Cast Engineered Products	$79,578	$71,028	$8,550	$154,337	$134,379	$19,958
Air and Liquid Processing	23,004	21,400	1,604	42,671	44,849	(2,178)
Consolidated	$102,582	$92,428	$10,154	$197,008	$179,228	$17,780

(Loss) Income from Operations:
Forged and Cast Engineered Products	$(129)	$1,674	$(1,803)	$1,169	$3,520	$(2,351)
Air and Liquid Processing	2,599	2,062	537	5,260	4,374	886
Corporate costs	(2,790)	(3,267)	477	(5,506)	(6,518)	1,012
Consolidated	$(320)	$469	$(789)	$923	$1,376	$(453)

				June 30, 2022	December 31, 2021	Change
Backlog:
Forged and Cast Engineered Products				$255,572	$223,321	$32,251
Air and Liquid Processing				93,192	69,233	23,959
Consolidated				$348,764	$292,554	$56,210

Net sales approximated $102,582 and $92,428 for the three months ended June 30, 2022, and 2021, respectively, and $197,008 and $179,228 for the six months ended June 30, 2022, and 2021, respectively. The increase primarily is attributable to higher sales for the FCEP segment, particularly for FEP. A discussion of net sales for the Corporation’s two segments is included below.

Operating (loss) income approximated $(320) and $469 for the three months ended June 30, 2022, and 2021, respectively, and $923 and $1,376 for the six months ended June 30, 2022, and 2021, respectively. Included in operating (loss) income for the three and six months ended June 30, 2022, is a charge of approximately $664 for excess COVID-19 subsidies received in 2020 to be returned in 2022 (“the Refund of Excess COVID-19 Subsidies”) and for the six months ended June 30, 2022, a benefit of approximately $1,431 resulting from a change in how certain employees earn certain benefits (the “Change in Employee Benefit Policy”). A discussion of operating income for the Corporation’s two segments is included below. Corporate costs decreased for the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, due to lower employee-related costs including lower incentive compensation and a portion of the benefit from the Change in Employee Benefit Policy being attributable to Corporate employees.

Backlog equaled $348,764 as of June 30, 2022, versus $292,554 as of December 31, 2021. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 40% of the backlog is expected to be released after 2022. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, was 85.3% and 81.6% for the three months ended June 30, 2022, and 2021, respectively, and 84.4% and 80.9% for the six months ended June 30, 2022, and 2021, respectively. The increase in the current year periods when compared to the same periods of the prior year is attributable primarily to the FCEP segment which experienced higher costs, particularly for direct and indirect materials, energy and transportation. Although a portion of these costs are recovered via the variable-index surcharge, there is a lag between the time the costs are incurred and the time the variable-index surcharge is invoiced to the customer. In addition, not all of these costs are recoverable. For the ALP segment, costs of products sold, excluding depreciation and amortization, as a percentage of net sales increased slightly primarily as a result of changes in product mix.

Selling and administrative expenses approximated $10,974 and $12,070 for the three months ended June 30, 2022, and 2021, respectively, a decrease of $1,096. Selling and administrative expenses approximated $20,852 and $23,628 for the six months ended June 30, 2022, and 2021, respectively, a decrease of $2,776. The decreases primarily are attributable to:

•

Lower incentive compensation, which reduced selling and administrative expenses by approximately $1,240 and $1,260 for the three and six months ended June 30, 2022, respectively, when compared to the prior year periods,

•

Lower exchange rates used to translate the selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced selling and administrative expenses by $500 and $700 for the three and six months ended June 30, 2022, respectively, when compared to the same periods of the prior year, and,

•	Benefit from the Change in Employee Benefit Policy, which reduced selling and administrative expenses by $1,020 for the six months ended June 30, 2022, offset by
•

Timing of spend on research and development activities and differences in bad debt expense, which were higher in the second quarter of 2022 when compared to the second quarter of 2021 by $370 and $185, respectively, but comparable year over year.

Investment-related income fluctuated primarily due to the timing of dividends from one of the Corporation’s Chinese joint ventures. In the second quarter of 2021, the Chinese joint venture declared a dividend which equaled $1,025 for the Corporation. To date, no dividend has been declared in 2022.

Interest expense increased $261 and $360 for the three and six months ended June 30, 2022, respectively, when compared to the same periods of the prior year principally due to higher average borrowings outstanding under the revolving credit facility and higher interest rates.

Other income – net is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net pension and other postretirement income	$1,814	$1,635	$179	$3,300	$3,343	$(43)
Gain (loss) on foreign exchange transactions	1,303	147	1,156	1,559	(1,074)	2,633
Unrealized (loss) gain on Rabbi trust investments	(685)	235	(920)	(1,016)	415	(1,431)
Other	1	6	(5)	2	4	(2)
	$2,433	$2,023	$410	$3,845	$2,688	$1,157

Other income – net fluctuated period over period due to changes in foreign exchange gains and losses and, as a result of recent volatility in the financial markets, unrealized losses in the market value of the Rabbi trust investments.

Income tax provision for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each of the periods include the effects of changes in the pre-tax income of the Corporation’s profitable operations. In addition, the income tax provision for the three and six months ended June 30, 2021, includes $745 of expense associated with:

•	The restructuring of a foreign sales office; and
•	The revaluing of the deferred income taxes of the Corporation’s U.K. entity following new legislation enacted during the year, which will increase the U.K. corporate tax rate from 19% to 25% in 2023.

Net income attributable to Ampco-Pittsburgh and income per common share equaled $403 and $0.02 per common share and $2,048 and $0.11 per common share for the three and six months ended June 30, 2022, respectively, and $1,063 and $0.06 per common share and $1,230 and $0.07 per common share for the three and six months ended June 30, 2021, respectively. Net income attributable to Ampco-Pittsburgh and income per common share for the three months ended June 30, 2022, include the after-tax charge associated with the Refund of Excess COVID-19 Subsidies of $664 or $0.03 per common share. Net income attributable to Ampco-Pittsburgh and income per common share for the six months ended June 30, 2022, include a net benefit of $746 or $0.04 per common share for the after-tax benefit from the Change in Employee Benefit Policy of $1,410 offset by the after-tax charge associated with the Refund of Excess COVID-19 Subsidies of $664.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net Sales:
Forged and cast mill rolls	$66,586	$65,974	$612	$127,293	$124,140	$3,153
FEP	12,992	5,054	7,938	27,044	10,239	16,805
	$79,578	$71,028	$8,550	$154,337	$134,379	$19,958

(Loss) Income from Operations	$(129)	$1,674	$(1,803)	$1,169	$3,520	$(2,351)

				June 30, 2022	December 31, 2021	Change
Backlog				$255,572	$223,321	$32,251

Net sales increased for each of the current year periods when compared to the same periods of the prior year principally due to:

•

Higher pricing and variable-index surcharges passed through to customers as a result of higher raw material, energy and transportation costs, which increased net sales by $13,700 and $27,400 for the three and six months ended June 30, 2022, respectively, and

•

Higher volume of FEP shipments as a result of increased demand from the steel distribution and oil and gas markets, which increased net sales by approximately $1,600 and $7,100 for the three and six months ended June 30, 2022, respectively, offset by

•

Lower volume of mill roll shipments primarily resulting from the timing of deliveries, which decreased net sales by approximately $200 and $3,800 for the three and six months ended June 30, 2022, respectively,

•	Changes in product mix, which decreased net sales by $2,000 and $4,800 for the three and six months ended June 30, 2022, respectively, and
•

Changes in exchanges rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which decreased net sales by approximately $4,600 and $6,000 for the three and six months ended June 30, 2022, respectively.

Operating results for the current year periods decreased when compared to the same periods of the prior year. While the segment continues to experience escalating costs for raw and ancillary materials, energy, transportation, direct labor and other items, a significant portion of these increases was recovered via the variable-index surcharge mechanism and higher pricing. The decrease in operating results is due to:

•

Raw materials, energy and other operating costs in excess of the recovery from the variable-index surcharges, which reduced operating results by $6,100 and $14,000 for the three and six months ended June 30, 2022, respectively, when compared to the same periods of the prior year,

•	Expense associated with the Refund of Excess COVID-19 Subsidies in the second quarter of 2022 of $664,
•

Changes in exchanges rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar, which reduced operating results by approximately $130 and $260 for the three and six months ended June 30, 2022, respectively, when compared to the same periods of the prior year, offset by

•

Improved pricing, net of changes in product mix, which improved operating results by approximately $3,600 and $11,100 for the three and six months ended June 30, 2022, respectively, when compared to the same periods of the prior year,

•

Net impact from the change in the volume of mill roll and FEP shipments, which had a net improvement to operating results of $1,000 and $100 for the three and six months ended June 30, 2022, respectively, when compared to the same periods of the prior year, and

•

Lower selling and administrative costs of approximately $500 and $1,400 for the three and six months ended June 30, 2022, respectively, including the savings generated from the Change in Employee Benefit Policy of $562 for the six months ended June 30, 2022, when compared to the same periods of the prior year.

The higher backlog at June 30, 2022, from December 31, 2021, of $32,251 is principally a result of an increase in orders for forged rolls of $48,700 due to improved demand from flat-rolled steel and aluminum customers and improved pricing. The backlog of orders for FEP decreased at June 30, 2022, from December 31, 2021, by approximately $6,700 due to timing of receipt of new orders from customers. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar also reduced backlog at June 30, 2022, when compared to backlog at December 31, 2021, by approximately $9,800. At June 30, 2022, the majority of backlog is expected to ship in 2022.

Air and Liquid Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net Sales:
Centrifugal pumps	$7,744	$8,000	$(256)	$15,044	$18,042	$(2,998)
Air handling systems	7,067	7,502	(435)	13,676	14,852	(1,176)
Heat exchange coils	8,193	5,898	2,295	13,951	11,955	1,996
	$23,004	$21,400	$1,604	$42,671	$44,849	$(2,178)

Income from Operations	$2,599	$2,062	$537	$5,260	$4,374	$886

				June 30, 2022	December 31, 2021	Change
Backlog				$93,192	$69,233	$23,959

Net sales for the three months ended June 30, 2022, improved over the comparable prior year quarter by $1,604 but, on a year-to-date basis, remain below the prior year by $2,178. Sales of centrifugal pumps and air handling systems were adversely affected by supply chain delays in purchased components and customer delivery timing. Sales of heat exchange coils benefited from a higher volume of shipments to commercial and industrial customers.

Operating results for the current year periods improved when compared to the same periods of the prior year and include a benefit from the Change in Employee Benefit Policy of $680. Operating income also benefited from lower employee related costs.

Backlog at June 30, 2022, increased from December 31, 2021, by $23,959 with backlog for each product line improving as a result of record-level order intake. In particular, the segment received a $9,600 order for a custom air handling unit project with a major healthcare provider which is expected to ship in 2023. At June 30, 2022, the majority of the backlog is expected to ship in 2022.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations, which is calculated as (loss) income from operations excluding the Refund of Excess COVID-19 Subsidies and the Change in Employee Benefit Policy. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than (loss) income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that charges similar to the Refund of Excess COVID-19 Subsidies and benefits similar to the Change in Employee Benefit Policy will not occur in future periods.

The adjustments reflected in adjusted income from operations are pre-tax. The tax impact associated with the adjustments is not significant, approximately $21, due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the majority of the jurisdictions where the expense and income are recognized.

The following is a reconciliation of (loss) income from operations to non-GAAP adjusted income from operations for the three and six months ended June 30, 2022, and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) income from operations, as reported (GAAP)	$(320)	$469	$923	$1,376
Refund of Excess COVID-19 Subsidies (1)	664	0	664	0
Change in Employee Benefit Policy (2)	0	0	(1,431)	0
Income from operations, as adjusted (Non-GAAP)	$344	$469	$156	$1,376

(1)	Represents excess COVID-19 subsidies received in 2020 to be returned in 2022.
(2)	Represents a benefit resulting from a change in how certain employees earn certain benefits.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2022	2021	Change
Net cash flows used in operating activities	$(23,033)	$(2,754)	$(20,279)
Net cash flows used in investing activities	(6,725)	(6,536)	(189)
Net cash flows provided by financing activities	27,500	5,842	21,658
Effect of exchange rate changes on cash and cash equivalents	(707)	(81)	(626)
Net decrease in cash and cash equivalents	(2,965)	(3,529)	564
Cash and cash equivalents at beginning of period	10,337	16,842	(6,505)
Cash and cash equivalents at end of period	$7,372	$13,313	$(5,941)

Net cash flows used in operating activities equaled $(23,033) and $(2,754) for the six months ended June 30, 2022, and 2021, respectively. The significant change between the years primarily is due to the ongoing investment in trade working capital due to a higher level of business activity resulting from increased demand and, for inventories, higher costs associated with inflation and supply chain disruptions.

Net cash flows used in investing activities equaled $(6,725) and $(6,536) for the six months ended June 30, 2022, and 2021, respectively. Capital expenditures for each of the periods were relatively comparable and related primarily to the FCEP segment. The Corporation has undertaken a significant capital program approximating $27,000 to upgrade existing equipment at certain of its FCEP locations, which is anticipated to occur over approximately the next 15 months. At June 30, 2022, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $23,000.

Net cash flows provided by financing activities equaled $27,500 and $5,842 for the six months ended June 30, 2022, and 2021, respectively. The change period over period primarily is due to:

•	Net borrowings from the Corporation’s revolving credit facility of $27,966 versus $4,131 in the prior year offset by
•	Lower proceeds from shareholders exercising warrants for the Corporation’s common stock of $3,217.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $2,965 during 2022 and ended the period at $7,372 in comparison to $10,337 at December 31, 2021. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s continuing operational requirements. The maturity date for the revolving credit facility is June 29, 2026, and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of June 30, 2022, remaining availability under the revolving credit facility approximated $24,400, net of standard availability reserves.

The Corporation also is exploring longer-term financing for its capital expenditure commitments, including the significant capital program for the FCEP segment. These expenditures are anticipated to occur over the next 15 months. If the Corporation is not able to timely obtain such alternative financing, on terms acceptable to the Corporation, or at all, the Corporation may not be able to complete the capital program for the FCEP segment in the timeframe currently anticipated which may impact the Corporation’s growth strategy and, accordingly, impact its future business and anticipated financial position and results of operations.

.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2022.

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

Items 2-5	None.
Item 6	Exhibits

(3.1)	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)	Amended and Restated By-laws, effective as of December 17, 2015, incorporated by reference to Current Report on Form 8-K filed on December 23, 2015.

(3.3)	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.
(10.1)	Ampco-Pittsburgh Corporation Non-Employee Director Compensation Policy, effective as of May 5, 2022, incorporated by reference to Current Report on Form 8-K filed on May 9, 2022.

(10.2)	Amendment No.2 to First Amended and Restated Revolving Credit and Security Agreement, incorporated by reference to Current Report on Form 8-K filed on May 27, 2022.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2022	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 9, 2022	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer