Form 10-Q
period 2022-09-30
AMPCO PITTSBURGH CORP
filed 2022-11-14
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 9, 2022, 19,403,519 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,190	$10,337
Receivables, less allowance for doubtful accounts of $906 as of September 30, 2022, and $1,240 as of December 31, 2021	76,341	68,829
Receivables from related parties (Note 17)	1,881	0
Inventories	92,511	88,198
Insurance receivable – asbestos	16,000	16,000
Other current assets	5,775	4,933
Total current assets	204,698	188,297
Property, plant and equipment, net	153,028	158,563
Operating lease right-of-use assets	3,547	4,056
Insurance receivable – asbestos	97,549	105,297
Deferred income tax assets	2,622	2,176
Intangible assets, net	4,970	6,204
Investments in joint ventures	2,175	2,175
Prepaid pensions	10,516	11,963
Other noncurrent assets	5,260	6,901
Total assets	$484,365	$485,632
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,584	$43,105
Accounts payable to related parties (Note 17)	891	1,125
Accrued payrolls and employee benefits	12,628	15,954
Debt – current portion	15,376	20,007
Operating lease liabilities – current portion	630	641
Asbestos liability – current portion	23,000	23,000
Other current liabilities	29,174	21,210
Total current liabilities	119,283	125,042
Employee benefit obligations	54,167	62,114
Asbestos liability	142,631	157,314
Long-term debt	82,914	40,912
Noncurrent operating lease liabilities	2,917	3,415
Deferred income tax liabilities	3,626	3,858
Other noncurrent liabilities	808	1,171
Total liabilities	406,346	393,826
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,403 shares as of September 30, 2022, and 19,184 shares as of December 31, 2021	19,403	19,184
Additional paid-in capital	175,504	174,561
Retained deficit	(53,172)	(56,066)
Accumulated other comprehensive loss	(72,324)	(55,106)
Total Ampco-Pittsburgh shareholders’ equity	69,411	82,573
Noncontrolling interest	8,608	9,233
Total shareholders’ equity	78,019	91,806
Total liabilities and shareholders’ equity	$484,365	$485,632

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Net sales	$97,228	$78,624	$289,696	$253,727
Net sales to related parties (Note 17)	2,419	2,561	6,959	6,686
Total net sales	99,647	81,185	296,655	260,413
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	84,378	67,990	250,685	213,011
Selling and administrative	11,089	10,910	31,941	34,538
Depreciation and amortization	4,206	4,279	13,133	13,515
Loss on disposal of assets	48	367	47	334
Total operating costs and expenses	99,721	83,546	295,806	261,398
(Loss) income from operations	(74)	(2,361)	849	(985)
Other income (expense):
Investment-related income	507	14	513	1,079
Interest expense	(1,486)	(834)	(3,684)	(2,672)
Other income – net	3,174	2,006	7,019	4,694
Total other income	2,195	1,186	3,848	3,101
Income (loss) before income taxes	2,121	(1,175)	4,697	2,116
Income tax provision	(987)	(291)	(1,432)	(2,044)
Net income (loss)	1,134	(1,466)	3,265	72
Less: Net income attributable to noncontrolling interest	288	123	371	431
Net income (loss) attributable to Ampco-Pittsburgh	$846	$(1,589)	$2,894	$(359)

Net income (loss) per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.04	$(0.08)	$0.15	$(0.02)
Diluted	$0.04	$(0.08)	$0.15	$(0.02)

Weighted average number of common shares outstanding:
Basic	19,396	19,093	19,291	18,905
Diluted	19,522	19,093	19,473	18,905

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$1,134	$(1,466)	$3,265	$72
Other comprehensive loss, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(8,745)	(2,499)	(19,787)	(2,041)
Unrecognized employee benefit costs (including effects of foreign currency translation)	891	275	1,441	247
Fair value of cash flow hedges	(251)	(8)	(809)	547
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	281	457	833	1,371
Settlements of cash flow hedges	367	(304)	108	(1,024)
Other comprehensive loss	(7,457)	(2,079)	(18,214)	(900)
Comprehensive loss	(6,323)	(3,545)	(14,949)	(828)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(269)	124	(625)	534
Comprehensive loss attributable to Ampco-Pittsburgh	$(6,054)	$(3,669)	$(14,324)	$(1,362)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2022	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2022	$19,355	$174,868	$(54,018)	$(65,424)	$8,877	$83,658
Stock-based compensation		684				684
Comprehensive loss:
Net income			846		288	1,134
Other comprehensive loss				(6,900)	(557)	(7,457)
Comprehensive loss					(269)	(6,323)
Shareholder exercise of warrants (Note 9)	48	(48)				0
Issuance of common stock excluding excess tax benefits of $0	0	0				0
Balance at September 30, 2022	$19,403	$175,504	$(53,172)	$(72,324)	$8,608	$78,019

Three Months Ended September 30, 2021
Balance at July 1, 2021	$19,076	$173,446	$(42,141)	$(67,618)	$8,845	$91,608
Stock-based compensation		515				515
Comprehensive income (loss):
Net (loss) income			(1,589)		123	(1,466)
Other comprehensive (loss) income				(2,080)	1	(2,079)
Comprehensive income (loss):					124	(3,545)
Shareholder exercise of warrants (Note 9)	16	75				91
Issuance of common stock excluding excess tax benefits of $0	2	(10)				(8)
Balance at September 30, 2021	$19,094	$174,026	$(43,730)	$(69,698)	$8,969	$88,661

Nine Months Ended September 30, 2022
Balance at January 1, 2022	$19,184	$174,561	$(56,066)	$(55,106)	$9,233	$91,806
Stock-based compensation		1,512				1,512
Comprehensive loss:
Net income			2,894		371	3,265
Other comprehensive loss				(17,218)	(996)	(18,214)
Comprehensive loss					(625)	(14,949)
Shareholder exercise of warrants (Note 9)	48	(48)				0
Issuance of common stock excluding excess tax benefits of $0	171	(521)				(350)
Balance at September 30, 2022	$19,403	$175,504	$(53,172)	$(72,324)	$8,608	$78,019

Nine Months Ended September 30, 2021
Balance at January 1, 2021	$18,312	$170,318	$(43,371)	$(68,695)	$8,435	$84,999
Stock-based compensation		1,543				1,543
Comprehensive income (loss):
Net (loss) income			(359)		431	72
Other comprehensive (loss) income				(1,003)	103	(900)
Comprehensive income (loss)					534	(828)
Shareholder exercise of warrants (Note 9)	575	2,733				3,308
Issuance of common stock excluding excess tax benefits of $0	207	(568)				(361)
Balance at September 30, 2021	$19,094	$174,026	$(43,730)	$(69,698)	$8,969	$88,661

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Net cash flows used in operating activities	$(20,405)	$(4,398)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,003)	(11,982)
Proceeds from sale of property, plant and equipment	3	249
Purchases of long-term marketable securities	(496)	(31)
Proceeds from sale of long-term marketable securities	980	243
Net cash flows used in investing activities	(12,516)	(11,521)

Cash flows from financing activities:
Proceeds from revolving credit facility	43,000	19,016
Payments on revolving credit facility	(27,283)	(8,500)
Proceeds from sale and leaseback financing arrangement	15,500	0
Payments on sale and leaseback financing arrangements	(264)	(176)
Proceeds from equipment financing facility	4,014	0
Proceeds from related party debt (Note 17)	5,776	0
Repayments of related party debt (Note 17)	(4,251)	(1,065)
Repayments of debt	(480)	(489)
Proceeds from shareholder exercise of warrants (Note 9)	0	3,308
Debt issuance costs	(104)	(485)
Net cash flows provided by financing activities	35,908	11,609

Effect of exchange rate changes on cash and cash equivalents	(1,134)	(281)

Net increase (decrease) in cash and cash equivalents	1,853	(4,591)
Cash and cash equivalents at beginning of period	10,337	16,842
Cash and cash equivalents at end of period	$12,190	$12,251

Supplemental information:
Income tax payments	$959	$1,344
Interest payments	$3,896	$1,810

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$1,009	$1,339
Finance lease right-of-use assets exchanged for lease liabilities	$1,105	$1,250
Operating lease right-of-use assets exchanged for lease liabilities	$191	$53

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2022, the unaudited condensed consolidated statements of operations, comprehensive loss and shareholders’ equity for the three and nine months ended September 30, 2022, and 2021, and cash flows for the nine months ended September 30, 2022, and 2021, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (the “FASB”) issued ASU 2022-04, Liabilities – Supplier Finance Programs, which requires certain disclosures related to supplier finance programs including the nature of the program, activity during the period, changes from period to period, and potential magnitude. The guidance becomes effective for the Corporation on January 1, 2023, including interim periods. The Corporation is currently evaluating the impact the guidance will have on its disclosures in its periodic filings.

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

Note 2 – Inventories

At September 30, 2022, and December 31, 2021, approximately 39% and 35%, respectively, of the inventories were valued using the LIFO method with the remaining inventories valued using the FIFO method. Inventories were comprised of the following:

	September 30, 2022	December 31, 2021
Raw materials	$30,720	$22,332
Work-in-process	37,946	37,447
Finished goods	16,591	18,093
Supplies	7,254	10,326
Inventories	$92,511	$88,198

Note 3 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2022	December 31, 2021
Land and land improvements	$9,687	$10,377
Buildings	60,635	63,166
Machinery and equipment	342,973	345,118
Construction-in-process	16,100	11,019
Other	6,763	6,798
	436,158	436,478
Accumulated depreciation and amortization	(283,130)	(277,915)
Property, plant and equipment, net	$153,028	$158,563

The land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), equal to $2,362 (£2,122) at September 30, 2022, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7). Machinery and equipment purchased with proceeds from the equipment finance facility (Note 6), equal to $4,014 at September 30, 2022, are included in construction-in-process and pledged as collateral for the facility. The remaining assets, other than real property, of the Corporation are pledged as collateral for the Corporation’s revolving credit facility (Note 6).

Certain land and land improvements and buildings were included sale and leaseback financing transactions (Note 6). Title to these assets lie with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s consolidated balance sheet.

The gross value of assets under finance leases and the related accumulated amortization approximated $4,188 and $1,287, respectively, as of September 30, 2022, and $3,882 and $1,263, respectively, at December 31, 2021. Depreciation expense approximated $4,117 and $4,210, including depreciation of assets under finance leases of approximately $77 and $124, for the three months ended September 30, 2022, and 2021, respectively. Depreciation expense approximated $12,854 and $13,071, including depreciation of assets under finance leases of approximately $337 and $342, for the nine months ended September 30, 2022, and 2021, respectively.

Note 4 – Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2022	December 31, 2021
Customer relationships	$5,138	$5,850
Developed technology	3,662	4,201
Trade name	2,028	2,442
	10,828	12,493
Accumulated amortization	(5,858)	(6,289)
Intangible assets, net	$4,970	$6,204

Changes in intangible assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$5,431	$6,654	$6,204	$7,217
Amortization of intangible assets	(89)	(69)	(279)	(444)
Other, primarily impact from changes in foreign currency exchange rates	(372)	(148)	(955)	(336)
Balance at end of the period	$4,970	$6,437	$4,970	$6,437

Note 5 – Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2022	December 31, 2021
Customer-related liabilities	$18,245	$12,548
Accrued interest payable	829	1,772
Accrued sales commissions	1,683	1,864
Other	8,417	5,026
Other current liabilities	$29,174	$21,210

Customer-related liabilities primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as assurance-type warranties, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$6,759	$7,840	$7,331	$8,105
Satisfaction of warranty claims	(1,100)	(923)	(2,226)	(2,668)
Provision for warranty claims, net	(22)	632	1,078	2,141
Other, primarily impact from changes in foreign currency exchange rates	(357)	(135)	(903)	(164)
Balance at end of the period	$5,280	$7,414	$5,280	$7,414

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

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$11,626	$6,068	$4,328	$6,507
Satisfaction of performance obligations	(673)	(3,601)	(6,375)	(10,360)
Receipt of additional deposits	602	1,622	13,831	7,956
Other, primarily impact from changes in foreign currency exchange rates	(78)	(23)	(307)	(37)
Balance at end of the period	$11,477	$4,066	$11,477	$4,066

Note 6 – Debt

Borrowings were comprised of the following:

	September 30, 2022	December 31, 2021
Revolving credit facility	$45,461	$29,744
Sale and leaseback financing obligations	36,303	20,546
Industrial Revenue Bonds	9,191	9,191
Equipment financing facility	4,014	0
Minority shareholder loan (see Note 17)	1,525	0
Finance lease liabilities	1,796	1,438
Outstanding borrowings	98,290	60,919
Debt – current portion	(15,376)	(20,007)
Long-term debt	$82,914	$40,912

The current portion of debt includes primarily a swing loan under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $1,461 and $8,744 at September 30, 2022, and December 31, 2021, respectively. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed, which is considered remote by the Corporation; accordingly, the IRBs are classified as a current liability.

Revolving Credit Facility

The Corporation is a party to a revolving credit security agreement with a syndicate of banks that was amended on June 29, 2021 (the “First Amended and Restated Security Agreement”), and subsequently amended on December 17, 2021, and May 26, 2022. The First Amended and Restated Security Agreement, as subsequently amended, provides for a senior secured asset-based revolving credit facility of $100,000, that can be increased to $130,000 at the option of the Corporation and with the approval of the lenders, and an allowance of $20,000 for new equipment financing but, otherwise, restricts the Corporation from incurring additional indebtedness outside of the agreement, unless approved by the banks. The revolving credit facility includes sub-limits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000, of which up to $7,500 may be allocated for Swedish borrowings. The maturity date for the revolving credit facility is June 29, 2026, and, subject to other terms and conditions of the agreement, would become due on that date.

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Domestic borrowings from the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement. As of September 30, 2022, and December 31, 2021, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility.

As of September 30, 2022, the Corporation had outstanding borrowings under the credit facility of $45,461. The average interest rate approximated 4% for each of the three and nine months ended September 30, 2022, and 2021. The Corporation also utilizes a portion of the credit facility for letters of credit (Note 8). As of September 30, 2022, remaining availability under the credit facility approximated $35,622, net of standard availability reserves. At September 30, 2021, deferred financing fees of $485 were incurred related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2022.

Sale and Leaseback Financing Obligations

On August 30, 2022, Air & Liquid completed a sale and leaseback financing transaction with Store Capital Acquisitions, LLC (“STORE”), valued at approximately $15,500, for certain of its real property, including its manufacturing facilities in Lynchburg, Virginia and Amherst, Virginia (collectively, the “ALS Properties”). Previously, in September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale and leaseback financing transaction with STORE for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “UES Properties”).

In connection with the August 2022 sale and leaseback financing transaction, UES and STORE entered into an Amended and Restated Master Lease Agreement (the “Restated Lease”), which amended and restated the existing lease agreement between UES and STORE. Pursuant to the Restated Lease, UES will lease the ALS Properties and the UES Properties (collectively, the Properties), subject to the terms and conditions of the Restated Lease, and will sublease the ALS Properties to Air & Liquid on the same terms as the Restated Lease. The Restated Lease provides for an initial term of 20 years; however, UES may extend the lease for the Properties for four successive periods of five years each. If fully extended, the Restated Lease would expire in August 2062. UES also has the option to repurchase the Properties, which it may, and intends to, exercise in 2032, for a price equal to the greater of (i) the Fair Market Value of the Properties, or (ii) 115% of Lessor’s Total Investment, with such terms defined in the Restated Lease.

Annual payments for the Properties are equal to $2,939 (the “Base Annual Rent”), payable in equal monthly installments. On October 1, 2022, and each anniversary date through August 2052, the Base Annual Rent will increase each anniversary date by an amount equal to the lesser of 2.2% or 1.25% of the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

In connection with the execution of the Restated Lease, UES and STORE entered into a Disbursement Agreement dated August 30, 2022 (the “Disbursement Agreement”), pursuant to which STORE agreed to provide up to $2,500 to UES towards certain improvements in the Carnegie, Pennsylvania manufacturing facility. As of September 30, 2022, no amounts were outstanding under the Disbursement Agreement. The Base Annual Rent under the Restated Lease will be adjusted to repay any amounts advanced under the Disbursement Agreement, at the time of the advance, with such advances to be repaid over the initial term of the Restated Lease of 20 years. Advances under the Disbursement Agreement will be secured by the capital improvements.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for those types of agreements.

The effective interest rate approximated 8% for each of the three and nine months ended September 30, 2022, and 2021. Deferred financing fees of $104 were incurred related to the sale and leaseback of the ALS Properties and are being amortized over the initial term of the Restated Lease of 20 years.

See Note 19 for completion of a sale and leaseback financing transaction between Air & Liquid and STORE for certain of its real property, including its manufacturing facility in North Tonawanda, New York, in October 2022.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. Interest accrues on the IRBs at a floating rate which approximated 2.4% and 1.4% for the three and nine months ended September 30, 2022, and 1% for the three and nine months ended September 30, 2021. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Equipment Financing Facility

On September 29, 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES can borrow up to $20,000 to finance certain equipment purchases associated with the FCEP capital program, including progress payments and reimbursement of deposits made to date. Each borrowing will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 31, 2023. Each Term Note will have a term of 84 months in arrears fully amortizing and will commence on the date of the Term Note.

Interest on each Term Loan will accrue at an annual fixed rate of 8%, payable monthly. Interest on each Term Note will accrue at a fixed rate to be calculated by Clarus as like-term swap rate, as reported in ICE Benchmark, or such other information service available to Clarus, for the week ending immediately prior to the commencement date for such Term Note, plus 4.5%.

The Term Loans and Term Notes will be secured by a first priority security interest in and to all of UES’s rights, title and interests in the underlying equipment.

At September 30, 2022, $4,014 was outstanding as Term Loans.

Note 7 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Nine Months Ended September 30,
	2022	2021
U.S. defined benefit pension plans	$236	$0
Foreign defined benefit pension plans	388	483
Other postretirement benefits (e.g., net payments)	359	469
U.K. defined contribution pension plan	193	248
U.S. defined contribution plan	2,778	2,320

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans	2022	2021	2022	2021
Service cost	$13	$60	$38	$182
Interest cost	1,546	1,337	4,639	4,012
Expected return on plan assets	(3,302)	(3,248)	(9,905)	(9,746)
Amortization of prior service cost	2	6	5	17
Amortization of actuarial loss	558	658	1,674	1,974
Net benefit income	$(1,183)	$(1,187)	$(3,549)	$(3,561)

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2022	2021	2022	2021
Service cost	$85	$111	$223	$285
Interest cost	256	207	821	626
Expected return on plan assets	(463)	(485)	(1,484)	(1,461)
Amortization of prior service credit	(65)	(77)	(210)	(231)
Amortization of actuarial loss	75	162	242	489
Net benefit income	$(112)	$(82)	$(408)	$(292)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2022	2021	2022	2021
Service cost	$59	$61	$176	$183
Interest cost	55	45	165	136
Amortization of prior service credit	(299)	(258)	(897)	(773)
Amortization of actuarial loss (gain)	6	(19)	19	(58)
Net benefit income	$(179)	$(171)	$(537)	$(512)

Note 8 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit as of September 30, 2022, equaled $18,664, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of September 30, 2022, approximated $3,000 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a $27,000 capital program to upgrade existing equipment at certain of its FCEP locations. The capital program is anticipated to be completed by December 31, 2023. At September 30, 2022, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $19,300.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 9 – Equity Rights Offering

In September 2020, the Corporation completed an equity-rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the nine months ended September 30, 2021, the Corporation received proceeds of $3,308 from shareholders who exercised 1,288,910 Series A warrants, equating to the issuance of 575,361 common shares.

In May 2022, the Corporation filed a Tender Offer and Prospectus Supplement (the “Offer”) with the SEC pursuant to which the exercise price of each tendered Series A warrant was temporarily reduced. During the Offer period, the holders of Series A warrants were given the opportunity to exercise their Series A warrants at a temporarily reduced cash exercise price of $1.7856 per Series A warrant (or $4.00 per whole share of common stock). The Offer expired on July 15, 2022. The Corporation raised $193 in gross proceeds resulting from 108,375 Series A warrants tendered. Series A warrants that were not exercised during the Offer period reverted to their original terms including the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock. Stock issuance costs approximated $193 through September 30, 2022, and were recorded against the proceeds in additional paid in capital.

Note 10 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2022, and 2021, are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2022	$(14,322)	$(40,563)	$277	$(54,608)	$498	$(55,106)
Net change	(19,787)	2,274	(701)	(18,214)	(996)	(17,218)
Balance at September 30, 2022	$(34,109)	$(38,289)	$(424)	$(72,822)	$(498)	$(72,324)

Balance at January 1, 2021	$(11,371)	$(57,652)	$589	$(68,434)	$261	$(68,695)
Net change	(2,041)	1,618	(477)	(900)	103	(1,003)
Balance at September 30, 2021	$(13,412)	$(56,034)	$112	$(69,334)	$364	$(69,698)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parenthesis represent credits to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of unrecognized employee benefit costs:
Other income – net	$277	$472	$833	$1,418
Income tax provision	4	(15)	0	(47)
Net of tax	$281	$457	$833	$1,371
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(6)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	386	(298)	132	(1,004)
Total before income tax	379	(304)	112	(1,024)
Income tax benefit	(12)	0	(4)	0
Net of tax	$367	$(304)	$108	$(1,024)

The income tax effect associated with the various components of other comprehensive loss for the three and nine months ended September 30, 2022, and 2021, is summarized below. Amounts in parentheses represent credits to net income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$0	$0	$0	$0
Fair value of cash flow hedges	$(7)	$0	$(25)	$0
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$4	$(15)	$0	$(47)
Settlement of cash flow hedges	$(12)	$0	$(4)	$0

Note 11 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2022, approximately 33%, or $2,196, of anticipated copper purchases over the next 10 months and 40%, or $812, of anticipated aluminum purchases over the next 10 months are hedged. At September 30, 2021, approximately 43%, or $2,593, of anticipated copper purchases over the next eight months and 56%, or $637, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At September 30, 2022, the Corporation has purchase commitments covering approximately 25%, or $941, of anticipated natural gas usage through December 31, 2023, for one of its subsidiaries and approximately 28%, or $1,674, of anticipated electricity usage through December 31, 2025, for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $438 and $2,676 for the three and nine months ended September 30, 2022, respectively. There were no purchases of natural gas or electricity under previously existing commitments for the three and nine months ended September 30, 2021.

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

Gains (losses) on foreign exchange transactions included in other income – net equaled $1,809 and $3,368 for the three and nine months ended September 30, 2022, respectively, and $369 and $(705) for the three and nine months ended September 30, 2021, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2022, and 2021, and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended September 30, 2022	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$122	$0	$7	$115
Futures contracts – copper and aluminum	(662)	(251)	(374)	(539)
	$(540)	$(251)	$(367)	$(424)
Three Months Ended September 30, 2021
Foreign currency purchase contracts	$148	$0	$6	$142
Futures contracts – copper and aluminum	276	(8)	298	(30)
	$424	$(8)	$304	$112
Nine Months Ended September 30, 2022
Foreign currency purchase contracts	$135	$0	$20	$115
Futures contracts – copper and aluminum	142	(809)	(128)	(539)
	$277	$(809)	$(108)	$(424)
Nine Months Ended September 30, 2021
Foreign currency purchase contracts	$162	$0	$20	$142
Futures contracts – copper and aluminum	427	547	1,004	(30)
	$589	$547	$1,024	$112

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next Twelve Months	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations	12 Months	2022	2021	2022	2021
Foreign currency purchase contracts	Depreciation and amortization	$28	$7	$6	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(557)	$(386)	$298	$(132)	$1,004

Note 12 – Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of September 30, 2022, and December 31, 2021, were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2022
Investments
Other noncurrent assets	$3,276	$0	$0	$3,276
As of December 31, 2021
Investments
Other noncurrent assets	$4,860	$0	$0	$4,860

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under the non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of futures contracts is based on market quotations. The fair values of the debt and borrowings approximate their carrying values. Additionally, the fair values of trade receivables and trade payables approximate their carrying values.

Note 13 – Net Sales and Income (Loss) Before Income Taxes

Net sales and income (loss) before income taxes by geographic area for the three and nine months ended September 30, 2022, and 2021, are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2022	2021	2022	2021
United States	$56,535	$44,859	$164,167	$133,233
Foreign	43,112	36,326	132,488	127,180
	$99,647	$81,185	$296,655	$260,413

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) Before Income Taxes	2022	2021	2022	2021
United States (1)	$(1,134)	$(2,201)	$437	$(3,472)
Foreign	3,255	1,026	4,260	5,588
	$2,121	$(1,175)	$4,697	$2,116
(1)

Includes Corporate costs of $2,929 and $2,420 for the three months ended September 30, 2022, and 2021, respectively, and $8,435 and $8,938 for the nine months ended September 30, 2022, and 2021, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three and nine months ended September 30, 2022, and 2021, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Forged and cast mill rolls	$66,653	$53,778	$193,946	$177,918
FEP	8,858	7,401	35,902	17,640
Heat exchange coils	8,532	6,527	22,483	18,482
Air handling systems	8,457	6,383	22,133	21,235
Centrifugal pumps	7,147	7,096	22,191	25,138
	$99,647	$81,185	$296,655	$260,413

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and nine months ended September 30, 2022, equaled $684 and $1,512, respectively, and for the three and nine months ended September 30, 2021, equaled $515 and $1,543, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2022, and 2021 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Nine Months Ended September 30,
	2022	2021
Total claims pending at the beginning of the period	6,097	5,891
New claims served	978	943
Claims dismissed	(220)	(525)
Claims settled	(288)	(301)
Total claims pending at the end of period (1)	6,567	6,008
Administrative closures (2)	(2,908)	(2,914)
Total active claims at the end of the period	3,659	3,094
Gross settlement and defense costs paid in period (in 000’s)	$14,683	$14,329
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$28.90	$17.35
(1)

Included as “total claims pending” are approximately 658 and 661 claims at September 30, 2022, and 2021, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.

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

The following table summarizes activity relating to Asbestos Liability for the nine months ended September 30, 2022, and 2021.

	Nine Months Ended September 30,
	2022	2021
Asbestos liability, beginning of the year	$180,314	$180,196
Settlement and defense costs paid	(14,683)	(14,329)
Asbestos liability, end of the period	$165,631	$165,867

The following table summarizes activity relating to insurance recoveries for the nine months ended September 30, 2022, and 2021.

	Nine Months Ended September 30,
	2022	2021
Insurance receivable – asbestos, beginning of the year	$121,297	$117,937
Settlement and defense costs paid by insurance carriers	(7,748)	(8,224)
Insurance receivable – asbestos, end of the period	$113,549	$109,713

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at September 30, 2022, and December 31, 2021.

Note 17 – Related Parties

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”) periodically has loans outstanding with its minority shareholder. At September 30, 2022, ATR’s outstanding loan balance with its minority shareholder approximated $1,525 (RMB 10,852). At December 31, 2021, no loans were outstanding. For the nine months ended September 30, 2022, borrowings approximated $5,776 (RMB 38,470) and repayments approximate $4,251 (RMB 27,618). For the nine months ended September 30, 2021, no additional amounts were borrowed and repayments on previously existing loans approximated $1,065 (RMB 6,901).

Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 5% for each of the three and nine months ended September 30, 2022, and 2021. For the nine months ended September 30, 2022, ATR paid $943 (RMB 6,241) of interest. For the nine months ended September 30, 2021, no interest was paid. Accrued interest approximated $696 (RMB 4,950) and $1,713 (RMB 10,901) as of September 30, 2022, and December 31, 2021, respectively, and is recorded in other current liabilities on the condensed consolidated balance sheets.

Purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $1,020 (RMB 7,539) and $6,838 (RMB 45,251) for the three and nine months ended September 30, 2022, respectively, and $2,537 (RMB 16,394) and $8,794 (RMB 56,889) for the three and nine months ended September 30, 2021, respectively. The amount payable to

ATR’s minority shareholder and its affiliates for purchases approximated $891 (RMB 6,337) and $1,125 (RMB 7,157) at September 30, 2022, and December 31, 2021, respectively.

Sales to ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, approximated $2,419 (RMB 16,620) and $6,959 (RMB 46,049) for the three and nine months ended September 30, 2022, respectively, and $2,561 (RMB 16,553) and $6,686 (RMB 43,251) for the three and nine months ended September 30, 2021, respectively. The amount receivable from ATR’s minority shareholder and its affiliates for sales approximated $1,881 (RMB 13,387) at September 30, 2022. No amounts were receivable from ATR’s minority shareholder and its affiliates at December 31, 2021. Additionally, customer deposits received from ATR’s minority shareholder and its affiliates on future orders approximated $526 (RMB 3,746) and $616 (RMB 3,921) at September 30, 2022, and December 31, 2021, respectively, and are recorded in other current liabilities on the condensed consolidated balance sheets.

Note 18 – Business Segments

Presented below are the net sales and income (loss) before income taxes for the Corporation’s two business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Forged and Cast Engineered Products	$75,511	$61,179	$229,848	$195,558
Air and Liquid Processing	24,136	20,006	66,807	64,855
Total Reportable Segments	$99,647	$81,185	$296,655	$260,413
Income (loss) before income taxes:
Forged and Cast Engineered Products	$(62)	$(2,832)	$1,107	$688
Air and Liquid Processing	2,917	2,891	8,177	7,265
Total Reportable Segments	2,855	59	9,284	7,953
Other expense, including corporate costs	(734)	(1,234)	(4,587)	(5,837)
Total	$2,121	$(1,175)	$4,697	$2,116

Note 19 – Subsequent Event

On October 14, 2022, Air & Liquid completed a sale and leaseback financing transaction with STORE, valued at $4,500 for its real property, including its manufacturing facility, located in North Tonawanda, New York. Net proceeds, after transaction-related costs, approximated $4,444. In connection with the sale and leaseback financing transaction, UES and STORE amended the Restated Lease.

ITEM  2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics (including COVID-19) and international conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•	economic downturns, cyclical demand for our products and insufficient demand for our products,
•	excess global capacity in the steel industry,
•	fluctuations in the value of the U.S. dollar relative to other currencies,
•

increases in commodity prices or insufficient hedging against increases in commodity prices, reductions in electricity and natural gas supply or shortages of key production materials for us or our customers,

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

Executive Overview

While the Corporation is operating at more normal levels following the emergence of the coronavirus (“COVID-19”) pandemic in 2020, lingering effects continue, some of which are being exacerbated by the Russia-Ukraine conflict, including:

•	Periodic disruptions to the global supply chain for the Corporation and its customers,
•	Global inflationary pressures and
•	Delays in receiving and shipping product due to the lack of transportation.

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

Selected Financial Information

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net Sales:
Forged and Cast Engineered Products	$75,511	$61,179	$14,332	$229,848	$195,558	$34,290
Air and Liquid Processing	24,136	20,006	4,130	66,807	64,855	1,952
Consolidated	$99,647	$81,185	$18,462	$296,655	$260,413	$36,242

(Loss) Income from Operations:
Forged and Cast Engineered Products	$(62)	$(2,832)	$2,770	$1,107	$688	$419
Air and Liquid Processing	2,917	2,891	26	8,177	7,265	912
Corporate costs	(2,929)	(2,420)	(509)	(8,435)	(8,938)	503
Consolidated	$(74)	$(2,361)	$2,287	$849	$(985)	$1,834

				September 30, 2022	December 31, 2021	Change
Backlog:
Forged and Cast Engineered Products				$227,534	$223,321	$4,213
Air and Liquid Processing				106,117	69,233	36,884
Consolidated				$333,651	$292,554	$41,097

Net sales approximated $99,647 and $81,185 for the three months ended September 30, 2022, and 2021, respectively, and $296,655 and $260,413 for the nine months ended September 30, 2022, and 2021, respectively. The increase primarily is attributable to higher sales for the FCEP segment. A discussion of net sales for the Corporation’s two segments is included below.

(Loss) income from operations approximated $(74) and $(2,361) for the three months ended September 30, 2022, and 2021, respectively, and $849 and $(985) for the nine months ended September 30, 2022, and 2021, respectively. Included in (loss) income from operations for the nine months ended September 30, 2022, is a charge of approximately $664 for excess COVID-19 subsidies received in 2020 but returned in 2022 (“the Refund of Excess COVID-19 Subsidies”) and a benefit of approximately $1,431 resulting from a change in how certain employees earn certain benefits (the “Change in Employee Benefit Policy”). A discussion of (loss) income from operations for the Corporation’s two segments is included below. Corporate costs decreased for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, due to lower employee-related costs including lower incentive compensation and a portion of the benefit from the Change in Employee Benefit Policy being attributable to Corporate employees.

Backlog equaled $333,651 as of September 30, 2022, versus $292,554 as of December 31, 2021. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 60% of the backlog is expected to be released after 2022. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended September 30, 2022, and 2021, approximated 84.7% and 83.7%, respectively. While gross margins were slightly better for the FCEP segment for the third quarter of 2022 when compared to the third quarter of 2021, gross margins for the ALP segment were slightly less as a result of an unfavorable product mix. Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the nine months ended September 30, 2022, and 2021, approximated 84.5% and 81.8%, respectively. The increase was primarily attributable to the FCEP segment which experienced higher costs, particularly for direct and indirect materials, energy and transportation when compared to the same period of the prior year. Although a portion of these costs are recovered via the variable-index surcharge, there is a lag between the time the costs are incurred and the time the variable-index surcharge is invoiced to the customer.

Selling and administrative expenses were comparable for the three months ended September 30, 2022, and 2021, and approximated $11,089 and $10,910, respectively. Selling and administrative expenses for the nine months ended September 30, 2022, and 2021, approximated $31,941 and $34,538, respectively, a decrease of $2,597. The decrease primarily is attributable to:

•

Lower exchange rates used to translate the selling and administrative costs of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced selling and administrative expenses by approximately $1,200 for nine months ended September 30, 2022, when compared to the prior year, and,

•	Benefit from the Change in Employee Benefit Policy, which reduced selling and administrative expenses by approximately $1,020 for the nine months ended September 30, 2022.

Investment-related income relates primarily to dividends from one of the Corporation’s Chinese joint ventures. In the third quarter of 2022, the Chinese joint venture declared a dividend which equaled $504 for the Corporation. In the second quarter of 2021, the Chinese joint venture declared a dividend which equaled $1,025 for the Corporation.

Interest expense approximated $1,486 and $834 for the three months ended September 30, 2022, and 2021, respectively, and $3,684 and $2,672 for the nine months ended September 30, 2022, and 2021, respectively. The increase for each of the current year periods when compared to the same periods of the prior year is principally due to higher average borrowings outstanding under the revolving credit facility and higher interest rates.

Other income – net is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net pension and other postretirement income	$1,631	$1,672	$(41)	$4,931	$5,015	$(84)
Gain (loss) on foreign exchange transactions	1,809	369	1,440	3,368	(705)	4,073
Unrealized (loss) gain on Rabbi trust investments	(276)	(56)	(220)	(1,292)	359	(1,651)
Other	10	21	(11)	12	25	(13)
	$3,174	$2,006	$1,168	$7,019	$4,694	$2,325

Other income – net fluctuated period over period due to changes in foreign exchange gains and losses and, as a result of recent volatility in the financial markets, unrealized losses in the market value of the Rabbi trust investments.

Income tax provision for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each of the periods include the effects of changes in the pre-tax income of the Corporation’s profitable operations. In addition, the income tax provision for the three and nine months ended September 30, 2022, includes expense of $316 resulting from the revaluation of certain deferred tax assets associated with the Pennsylvania tax rate change. By comparison, the income tax provision for the nine months ended September 30, 2021, includes $523 of expense associated with the (i) restructuring of a foreign sales office and (ii) revaluation of the deferred income taxes of the Corporation’s U.K. entity following new legislation enacted in 2021, which will increase the U.K. corporate tax rate from 19% to 25% in 2023.

Net income attributable to Ampco-Pittsburgh and income (loss) per common share attributable to Ampco-Pittsburgh equaled $846 and $0.04 per common share and $2,894 and $0.15 per common share for the three and nine months ended September 30, 2022, respectively, and $(1,589) and $(0.08) per common share and $(359) and $(0.02) per common share for the three and nine months ended September 30, 2021, respectively.

Net income attributable to Ampco-Pittsburgh and income per common share attributable to Ampco-Pittsburgh for the nine months ended September 30, 2022, include a net benefit of $427 or $0.02 per common share for:

•	The after-tax benefit from the Change in Employee Benefit Policy of $1,407 offset by
•	The after-tax charge associated with the Refund of Excess COVID-19 Subsidies of $664 and
•	The revaluation of certain deferred income tax assets associated with the change in the Pennsylvania state income tax rate of $316.

Net (loss) attributable to Ampco-Pittsburgh and (loss) per common share attributable to Ampco-Pittsburgh for the nine months ended September 30, 2021, include net expense of $522 or $0.03 per common share for (i) the restructuring of a foreign sales office and (ii) the revaluation of the deferred income taxes of the Corporation’s U.K. entity following new legislation enacted in 2021, which will increase the U.K. corporate tax rate from 19% to 25% in 2023.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net Sales:
Forged and cast mill rolls	$66,653	$53,778	$12,875	$193,946	$177,918	$16,028
FEP	8,858	7,401	1,457	35,902	17,640	18,262
	$75,511	$61,179	$14,332	$229,848	$195,558	$34,290

(Loss) Income from Operations	$(62)	$(2,832)	$2,770	$1,107	$688	$419

				September 30, 2022	December 31, 2021	Change
Backlog				$227,534	$223,321	$4,213

Net sales increased for each of the current year periods when compared to the same periods of the prior year principally due to:

•

Higher pricing and variable-index surcharges passed through to customers as a result of higher raw material, energy and transportation costs, which increased net sales by $15,400 and $42,800 for the three and nine months ended September 30, 2022, respectively,

•

Higher volume of mill roll shipments primarily resulting from the timing of deliveries, which increased net sales by approximately $8,600 and $4,800 for the three and nine months ended September 30, 2022, respectively,

•

Higher volume of FEP shipments as a result of increased demand from the steel distribution and oil and gas markets, which increased net sales by approximately $4,600 for the nine months ended September 30, 2022, but decreased net sales by approximately $2,600 for the three months then ended,

•	Changes in product mix, which decreased net sales by $1,800 and $6,600 for the three and nine months ended September 30, 2022, respectively, and
•

Changes in exchanges rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which decreased net sales by approximately $5,300 and $11,300 for the three and nine months ended September 30, 2022, respectively.

Operating results for the current year periods improved when compared to the same periods of the prior year. While the segment continues to experience escalating costs for raw and ancillary materials, energy, transportation, direct labor and other items, a significant portion of these increases was recovered via the variable-index surcharge mechanism and higher pricing. The variable-index surcharge is known at the time of shipment and increases or decreases, as applicable, the selling price of the product for the corresponding changes in the published index cost of certain raw materials and energy. The variable-index surcharge is recognized as revenue when the corresponding sale of the inventory is recognized. However, since the cost of domestic raw materials, work-in-process and finished goods is primarily determined by the last-in, first-out method, the higher or lower costs of those certain raw materials and energy are recognized prior to the variable-index surcharge thus creating a lag between the time these costs are incurred and the time these costs are recovered.

For the three months ended September 30, 2022, the improved pricing and variable-indexed surcharge exceeded the higher raw material, energy and transportation costs by approximately $800 but, for the nine months ended September 30, 2022, under-recovered by approximately $2,100 when compared to the same period of the prior year.

In addition, (loss) income from operations improved for each of the current year periods when compared to the same periods of the prior year due to:

•	Higher volume of shipments, which had a net improvement on operating results of $1,400 and $1,500 for the three and nine months ended September 30, 2022, respectively,
•

Lower selling and administrative costs of approximately $700 and $2,100 for the three and nine months ended September 30, 2022, respectively, including the savings generated from the Change in Employee Benefit Policy of $562 for the nine months ended September 30, 2022,

•	Lower losses on the sale of equipment of approximately $300 for the three and nine months ended September 30, 2022, offset by
•	Expense associated with the Refund of Excess COVID-19 Subsidies in the second quarter of 2022 of $664, and

•

Changes in exchanges rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar, which reduced operating results by approximately $360 and $620 for the three and nine months ended September 30, 2022, respectively.

Backlog increased slightly at September 30, 2022, from December 31, 2021, by $4,213. The backlog of orders for rolls increased at September 30, 2022, from December 31, 2021, by approximately $31,800 due to improved demand from flat-rolled steel and aluminum customers and improved pricing. The backlog of orders for FEP decreased at September 30, 2022, from December 31, 2021, by approximately $11,500 due to timing of receipt of new orders from customers. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar also reduced backlog at September 30, 2022, when compared to backlog at December 31, 2021, by approximately $16,100. At September 30, 2022, approximately 59% of backlog is expected to ship after 2022.

Air and Liquid Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net Sales:
Heat exchange coils	$8,532	$6,527	$2,005	$22,483	$18,482	$4,001
Air handling systems	8,457	6,383	2,074	22,133	21,235	898
Centrifugal pumps	7,147	7,096	51	22,191	25,138	(2,947)
	$24,136	$20,006	$4,130	$66,807	$64,855	$1,952

Income from Operations	$2,917	$2,891	$26	$8,177	$7,265	$912

				September 30, 2022	December 31, 2021	Change
Backlog				$106,117	$69,233	$36,884

Net sales for the three and nine months ended September 30, 2022, improved over the comparable prior year periods by $4,130 and $1,952, respectively. More specifically,

•	Sales of heat exchange coils benefited from a higher volume of shipments to commercial and industrial customers and
•	Sales of air handling systems improved due to increased order intake, while
•	Sales of centrifugal pumps were adversely affected by supply chain delays for purchased components and customer delays.

Operating income benefitted from the higher sales but was offset by unfavorable product mix, particularly in the third quarter of 2022. Operating income for the for the nine months ended September 30, 2022, includes a benefit from the Change in Employee Benefit Policy of $680.

Backlog at September 30, 2022, increased from December 31, 2021, by $36,884 with backlog for each product line improving as a result of record-level order intake. In particular, the segment received a $9,600 order for a custom air handling unit project with a major healthcare provider which is expected to ship in 2023. At September 30, 2022, approximately 64% of backlog is expected to ship after 2022.

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

The adjustments reflected in adjusted (loss) income from operations are pre-tax. The tax impact associated with the adjustments is not significant, approximately $24, due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the majority of the jurisdictions where the expense and income are recognized.

The following is a reconciliation of (loss) income from operations to non-GAAP adjusted (loss) income from operations for the three and nine months ended September 30, 2022, and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) income from operations, as reported (GAAP)	$(74)	$(2,361)	$849	$(985)
Refund of Excess COVID-19 Subsidies (1)	0	0	664	0
Change in Employee Benefit Policy (2)	0	0	(1,431)	0
(Loss) income from operations, as adjusted (Non-GAAP)	$(74)	$(2,361)	$82	$(985)

(1)	Represents excess COVID-19 subsidies received in 2020 and returned in 2022.
(2)	Represents a benefit resulting from a change in how certain employees earn certain benefits.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2022	2021	Change
Net cash flows used in operating activities	$(20,405)	$(4,398)	$(16,007)
Net cash flows used in investing activities	(12,516)	(11,521)	(995)
Net cash flows provided by financing activities	35,908	11,609	24,299
Effect of exchange rate changes on cash and cash equivalents	(1,134)	(281)	(853)
Net increase (decrease) in cash and cash equivalents	1,853	(4,591)	6,444
Cash and cash equivalents at beginning of period	10,337	16,842	(6,505)
Cash and cash equivalents at end of period	$12,190	$12,251	$(61)

Net cash flows used in operating activities equaled $(20,405) and $(4,398) for the nine months ended September 30, 2022, and 2021, respectively. The significant change between the years primarily is due to the ongoing investment in trade working capital due to a higher level of business activity resulting from increased demand and, for inventories, higher costs associated with inflation and supply chain disruptions.

Net cash flows used in investing activities equaled $(12,516) and $(11,521) for the nine months ended September 30, 2022, and 2021, respectively. Capital expenditures for each of the periods were relatively comparable and related primarily to the FCEP segment. The Corporation has undertaken a significant capital program approximating $27,000 to upgrade existing equipment at certain of its FCEP locations, which is anticipated to be completed by December 31, 2023. At September 30, 2022, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $19,300.

Net cash flows provided by financing activities equaled $35,908 and $11,609 for the nine months ended September 30, 2022, and 2021, respectively. The change period over period primarily is due to:

•	Net borrowings from the Corporation’s revolving credit facility of $15,717 versus $10,516 in the prior year,
•	Proceeds from a sale and leaseback financing transaction completed in the third quarter of 2022 equaling $15,500,
•	Proceeds from an equipment financing facility completed in the third quarter of 2022, which provided proceeds of $4,014,
•

Net borrowings from one of the Corporation’s Chinese joint ventures from its minority shareholder of $1,525 for the nine months ended September 30, 2022, in comparison to repayments of $1,065 for the nine months ended September 30, 2021, offset by

•	Lower proceeds from shareholders exercising warrants for the Corporation’s common stock of $3,308.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $1,853 during 2022 and ended the period at $12,190 in comparison to $10,337 at December 31, 2021. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026, and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of September 30, 2022, remaining availability under the revolving credit facility approximated $35,622, net of standard availability reserves.

Availability under the Corporation’s equipment financing facility and the Disbursement Agreement are expected to be sufficient to finance the capital program for the FCEP segment in the timeframe currently anticipated. At September 30, 2022, availability under the equipment financing facility and Disbursement Agreement approximated $18,500. Each borrowing on the equipment financing facility will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 31, 2023. Each Term Note will have a term of 84 months in arrears fully amortizing and will commence on the date of the Term Note. Borrowings under the Disbursement Agreement will be repaid over an initial term of 20 years – through August 2042.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2022.

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
(10.1)

Amended and Restated Master Lease Agreement between Union Electric Steel Corporation and Store Capital Acquisitions, LLC, dated August 30, 2022, incorporated by reference to Current Report on Form 8-K filed on September 2, 2022.

(10.2)

Amended and Restated Unconditional Guaranty of Payment and Performance between Ampco-Pittsburgh Corporation and Store Capital Acquisitions, LLC, dated August 30, 2022, incorporated by reference to Current Report on Form 8-K filed on September 2, 2022.

(10.3)

Master Loan and Security Agreement between Union Electric Steel Corporation and Clarus Capital Funding I, LLC, dated September 29, 2022, incorporated by reference to Current Report on Form 8-K filed on October 4, 2022.

(10.4)	Guaranty made by Ampco-Pittsburgh Corporation to Clarus Capital Funding I, LLC, and dated September 29, 2022, incorporated by reference to Current Report on Form 8-K filed on October 4, 2022.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 14, 2022	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 14, 2022	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer