Form 10-Q
period 2023-03-31
AMPCO PITTSBURGH CORP
filed 2023-05-10
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 4, 2023, 19,403,519 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,074	$8,735
Trade receivables	85,655	77,426
Trade receivables from related parties	1,135	1,066
Inventories	131,607	121,739
Insurance receivable – asbestos	15,000	15,000
Other current assets	8,050	7,442
Total current assets	247,521	231,408
Property, plant and equipment, net	154,656	154,998
Operating lease right-of-use assets	3,406	3,522
Insurance receivable – asbestos	87,833	90,910
Deferred income tax assets	2,141	2,141
Intangible assets, net	5,131	5,194
Investments in joint ventures	2,175	2,175
Prepaid pensions	7,469	7,242
Other noncurrent assets	5,073	5,184
Total assets	$515,405	$502,774
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,493	$43,209
Accounts payable to related parties	940	412
Accrued payrolls and employee benefits	12,103	11,796
Debt – current portion	13,594	12,410
Operating lease liabilities – current portion	626	635
Asbestos liability – current portion	23,000	23,000
Other current liabilities	28,444	24,763
Total current liabilities	128,200	116,225
Employee benefit obligations	41,947	43,431
Asbestos liability	126,257	130,575
Long-term debt	97,206	93,061
Noncurrent operating lease liabilities	2,780	2,886
Deferred income tax liabilities	2,440	2,518
Other noncurrent liabilities	682	682
Total liabilities	399,512	389,378
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,404 shares as of March 31, 2023 and December 31, 2022	19,404	19,404
Additional paid-in capital	176,283	175,656
Retained deficit	(32,393)	(32,322)
Accumulated other comprehensive loss	(56,819)	(58,412)
Total Ampco-Pittsburgh shareholders’ equity	106,475	104,326
Noncontrolling interest	9,418	9,070
Total shareholders’ equity	115,893	113,396
Total liabilities and shareholders’ equity	$515,405	$502,774

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales:
Net sales	$102,383	$92,178
Net sales to related parties	2,420	2,248
Total net sales	104,803	94,426
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	86,372	80,516
Selling and administrative	12,187	9,878
Depreciation and amortization	4,374	4,487
Gain on disposal of assets	(123)	(2)
Total operating costs and expenses	102,810	94,879
Income (loss) from operations	1,993	(453)
Other (expense) income:
Investment-related income	9	4
Interest expense	(2,071)	(994)
Other income – net	1,367	1,412
Total other (expense) income	(695)	422
Income (loss) before income taxes	1,298	(31)
Income tax provision	(313)	(56)
Net income (loss)	985	(87)
Less: Net income (loss) attributable to noncontrolling interest	309	(36)
Net income (loss) attributable to Ampco-Pittsburgh	$676	$(51)

Net income (loss) per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.03	$—
Diluted	$0.03	$—

Weighted-average number of common shares outstanding:
Basic	19,404	19,188
Diluted	19,404	19,188

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$985	$(87)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	1,912	(2,614)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(149)	146
Fair value of cash flow hedges	178	443
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	(195)	365
Settlements of cash flow hedges	(114)	(95)
Other comprehensive income (loss)	1,632	(1,755)
Comprehensive income (loss)	2,617	(1,842)
Less: Comprehensive income (loss) attributable to noncontrolling interest	348	(8)
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$2,269	$(1,834)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended March 31, 2023	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2023, as reported	$19,404	$175,656	$(32,322)	$(58,412)	$9,070	$113,396
Impact of new accounting standard (Note 1)	-	-	(747)	-	-	(747)
Balance at January 1, 2023, as adjusted	19,404	175,656	(33,069)	(58,412)	9,070	112,649
Stock-based compensation		627				627
Comprehensive income:
Net income			676		309	985
Other comprehensive income				1,593	39	1,632
Comprehensive income					348	2,617
Balance at March 31, 2023	$19,404	$176,283	$(32,393)	$(56,819)	$9,418	$115,893

Three Months Ended March 31, 2022
Balance at January 1, 2022	$19,184	$174,561	$(35,738)	$(55,106)	$9,233	$112,134
Stock-based compensation		287				287
Comprehensive loss:
Net loss			(51)		(36)	(87)
Other comprehensive loss (income)				(1,783)	28	(1,755)
Comprehensive loss					(8)	(1,842)
Issuance of common stock excluding excess tax benefits of $0	7	(24)				(17)
Balance at March 31, 2022	$19,191	$174,824	$(35,789)	$(56,889)	$9,225	$110,562

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Net cash flows used in operating activities	$(4,391)	$(16,272)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,636)	(3,407)
Proceeds from sale of property, plant and equipment	128	3
Purchases of long-term marketable securities	(13)	(58)
Proceeds from sale of long-term marketable securities	164	132
Net cash flows used in investing activities	(3,357)	(3,330)

Cash flows from financing activities:
Proceeds from revolving credit facility	8,535	17,000
Payments on revolving credit facility	(6,073)	(1,257)
Payments on sale and leaseback financing arrangements	(90)	(58)
Proceeds from equipment financing facility	2,498	-
Proceeds from related party debt (Note 18)	229	745
Repayments of debt	(101)	(202)
Net cash flows provided by financing activities	4,998	16,228

Effect of exchange rate changes on cash and cash equivalents	89	(178)

Net decrease in cash and cash equivalents	(2,661)	(3,552)
Cash and cash equivalents at beginning of period	8,735	10,337
Cash and cash equivalents at end of period	$6,074	$6,785

Supplemental information:
Income tax payments, net of refunds	$342	$227
Interest payments	$1,716	$710

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$844	$1,214
Finance lease right-of-use assets exchanged for lease liabilities	$-	$590

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through an independent group of sales offices located throughout the United States and Canada.

While the Corporation is currently operating at normal levels, it continues to be challenged by lingering global economic effects of a post-pandemic environment and repercussions from the Russia-Ukraine conflict, among other events, including:

•
Periodic disruptions to the global supply chain for the Corporation, its vendors and its customers,
•
Global inflationary pressures,
•
The European energy crisis, and
•
Global economic uncertainty.

The Corporation is actively monitoring, and will continue to actively monitor, the geopolitical and economic consequence of these events and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of March 31, 2023, the unaudited condensed consolidated statements of operations, comprehensive income (loss), cash flows and shareholders’ equity for the three months ended March 31, 2023 and 2022, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Effective December 31, 2022, the Corporation changed its method of accounting for the cost of its domestic inventories from the LIFO method to the FIFO method. Accordingly, 2022 financial information herein has been restated as if the Corporation had accounted for its domestic inventories on the FIFO method for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation's latest Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. The guidance became effective for the Corporation, and the Corporation adopted the guidance, effective January 1, 2023 and recorded an adjustment to opening retained deficit of $747 for the expected losses on trade receivables of $271 (Note 2) and insurance receivable - asbestos of $476 (Note 16).

Note 2 - Allowance for Credit Losses (Trade Receivables)

Trade receivables are reported on the condensed consolidated balance sheet at the amount due, adjusted for any allowance for credit losses. The Corporation provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount that is expected to be collected. The allowance for credit losses is estimated based on historical collection experience, current regional economic and market conditions, aging of accounts receivable, current creditworthiness of customers, and forward-looking information. The use of forward-looking information is based on certain macroeconomic and microeconomic indicators including, but not limited to, regional business environment risk, political risk, and commercial and financing risks.

The Corporation reviews its allowance for credit losses on a quarterly basis to ensure its reserves for credit losses reflect regional and end-customer industry risk trends as well as current and future global operating conditions.

The allowance for credit losses on trade receivables was $1,023 and $763 as of March 31, 2023 and December 31, 2022, respectively. The current period activity includes an increase of $271 recorded as of January 1, 2023 to adopt the CECL accounting standard.

Note 3 – Inventories

At March 31, 2023 and December 31, 2022, substantially all inventories were valued using the FIFO method. Inventories were comprised of the following:

	March 31, 2023	December 31, 2022
Raw materials	$46,957	$42,736
Work-in-process	50,197	48,809
Finished goods	26,318	23,231
Supplies	8,135	6,963
Inventories	$131,607	$121,739

Note 4 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2023	December 31, 2022
Land and land improvements	$9,887	$9,887
Buildings	62,161	62,102
Machinery and equipment	340,416	339,134
Construction-in-process	18,406	16,005
Other	6,789	6,706
	437,659	433,834
Accumulated depreciation and amortization	(283,003)	(278,836)
Property, plant and equipment, net	$154,656	$154,998

The land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), equal to $2,624 (£2,122) at March 31, 2023, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). Machinery and equipment purchased with proceeds from the equipment finance facility (Note 7), equal to $8,886 at March 31, 2023, are included in construction-in-process and pledged as collateral for the facility. The remaining assets, other than real property, of the Corporation are pledged as collateral for the Corporation’s revolving credit facility (Note 7).

Certain land and land improvements and buildings were included in the sale and leaseback financing transactions (Note 7). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheet.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,944 and $1,650, respectively, as of March 31, 2023 and $3,917 and $1,577, respectively, at December 31, 2022. Depreciation expense approximated

$4,281 and $4,389, including depreciation of assets under finance leases of approximately $70 and $120, for the three months ended March 31, 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2023	December 31, 2022
Customer relationships	$5,398	$5,375
Developed technology	3,867	3,847
Trade name	2,180	2,167
	11,445	11,389
Accumulated amortization	(6,314)	(6,195)
Intangible assets, net	$5,131	$5,194

Changes in intangible assets consisted of the following:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$5,194	$6,204
Amortization of intangible assets	(93)	(98)
Other, primarily impact from changes in foreign currency exchange rates	30	(136)
Balance at end of the period	$5,131	$5,970

Note 6 – Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
Customer-related liabilities	$19,826	$16,771
Accrued utilities	2,558	2,484
Accrued sales commissions	1,583	1,681
Other	4,477	3,827
Other current liabilities	$28,444	$24,763

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$5,193	$7,331
Satisfaction of warranty claims	(378)	(703)
Provision for warranty claims	570	508
Other, primarily impact from changes in foreign currency exchange rates	65	(139)
Balance at end of the period	$5,450	$6,997

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

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$10,453	$4,328
Satisfaction of performance obligations	(4,261)	(3,433)
Receipt of additional deposits	7,197	3,122
Other, primarily impact from changes in foreign currency exchange rates	43	(28)
Balance at end of the period	$13,432	$3,989

Note 7 – Debt

Borrowings were comprised of the following:

	March 31, 2023	December 31, 2022
Revolving credit facility	$49,540	$47,078
Sale and leaseback financing obligations	41,236	41,011
Industrial Revenue Bonds	9,191	9,191
Equipment financing facility	8,886	6,388
Minority shareholder loan (Note 18)	229	—
Finance lease liabilities	1,718	1,803
Outstanding borrowings	110,800	105,471
Debt – current portion	(13,594)	(12,410)
Long-term debt	$97,206	$93,061

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $3,540 and $2,078 at March 31, 2023 and December 31, 2022, respectively. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed, which is considered remote by the Corporation; accordingly, the IRBs are classified as a current liability.

Revolving Credit Facility

The Corporation is a party to a revolving credit security agreement with a syndicate of banks that was amended on June 29, 2021 (the “First Amended and Restated Security Agreement”), and subsequently amended on December 17, 2021 and May 26, 2022. The First Amended and Restated Security Agreement provides for a senior secured asset-based revolving credit facility of $100,000, that can be increased to $130,000 at the option of the Corporation and with the approval of the lenders, and an allowance of $20,000 for new equipment financing (see "Equipment Financing Facility" below) but, otherwise, restricts the Corporation from incurring additional indebtedness outside of the agreement, unless approved by the banks. The revolving credit facility includes sub-limits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000, of which up to $7,500 may be allocated for Swedish borrowings. The maturity date for the revolving credit facility is June 29, 2026 and, subject to other terms and conditions of the agreement, would become due on that date.

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Domestic borrowings from the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement. As of March 31, 2023 and December 31, 2022, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility. The Corporation expects to migrate LIBOR-based loans to Secured Overnight Financing Rate ("SOFR")-based loans during the second quarter of 2023, in accordance with the provisions specified in the revolving credit facility and in advance of the discontinuation of LIBOR.

As of March 31, 2023, the Corporation had outstanding borrowings under the revolving credit facility of $49,540. The average interest rate approximated 7.70% and 2.54% for the three months ended March 31, 2023 and 2022, respectively. The Corporation also utilizes a portion of the credit facility for letters of credit (Note 9). As of March 31, 2023, remaining availability under the revolving credit facility approximated $31,000, net of standard availability reserves. Deferred financing fees of $485 were incurred in 2021 related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2023.

Sale and Leaseback Financing Obligations

In September 2018, Union Electric Steel Corporation (“UES”), a wholly owned subsidiary of the Corporation, completed a sale and leaseback financing transaction with Store Capital Acquisitions, LLC (“STORE”) for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “UES Properties”).

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

In connection with the August 2022 sale and leaseback financing transaction, and as modified by the October 2022 sale and leaseback financing transaction, UES and STORE entered into a Second Amended and Restated Master Lease Agreement (the “Restated Lease”), which amended and restated the existing lease agreement between UES and STORE. Pursuant to the Restated Lease, UES will lease the ALP Properties and the UES Properties (collectively, the “Properties”), subject to the terms and conditions of the Restated Lease, and UES will sublease the ALP Properties to Air & Liquid on the same terms as the Restated Lease. The Restated Lease provides for an initial term of 20 years; however, UES may extend the lease for the Properties for four successive periods of five years each. If fully extended, the Restated Lease would expire in August 2062. UES also has the option to repurchase the Properties, which it may, and intends to, exercise in 2032, for a price equal to the greater of (i) the Fair Market Value of the Properties, or (ii) 115% of Lessor’s Total Investment, with such terms defined in the Restated Lease.

Annual payments for the Properties are equal to $3,347 (the “Base Annual Rent”), payable in equal monthly installments. On each anniversary date through August 2052, the Base Annual Rent will increase each anniversary date by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

In connection with the execution of the Restated Lease, UES and STORE entered into a Disbursement Agreement dated August 30, 2022 (the “Disbursement Agreement”), pursuant to which STORE agreed to provide up to $2,500 to UES towards certain improvements in the Carnegie, Pennsylvania manufacturing facility. As of March 31, 2023 and December 31, 2022, no amounts were outstanding under the Disbursement Agreement. The Base Annual Rent under the Restated Lease will be adjusted to repay any amounts advanced under the Disbursement Agreement, at the time of the advance, with such advances to be repaid over the initial term of the Restated Lease of 20 years. Advances under the Disbursement Agreement will be secured by the capital improvements.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements.

The effective interest rate approximated 8.22% and 8.01% for the three months ended March 31, 2023 and 2022, respectively. Deferred financing fees of $144 were incurred in 2022 related to the sale and leaseback of the ALP Properties and are being amortized over the initial term of the Restated Lease of 20 years.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. Interest accrues on the IRBs at a floating rate which approximated 4.17% for the three months ended March 31, 2023 and less than 1% for the three months ended March 31, 2022. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Equipment Financing Facility

On September 29, 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES can borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the Corporation's FCEP locations (Note 9), including progress payments and reimbursement of deposits made to date. Each borrowing will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 31, 2023. Each Term Note will have a term of 84 months in arrears fully amortizing and will commence on the date of the Term Note.

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

At March 31, 2023, $8,886 was outstanding as Term Loans.

Note 8 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Three Months Ended March 31,
	2023	2022
U.S. defined benefit pension plans	$207	$-
Foreign defined benefit pension plans	113	642
Other postretirement benefits (e.g., net payments)	119	115
U.K. defined contribution pension plan	57	71
U.S. defined contribution plan	646	1,361

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2023	2022
Service cost	$10	$16
Interest cost	2,483	1,552
Expected return on plan assets	(3,596)	(3,216)
Amortization of prior service cost	2	2
Amortization of actuarial loss	30	631
Net benefit income	$(1,071)	$(1,015)

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2023	2022
Service cost	$62	$72
Interest cost	455	292
Expected return on plan assets	(471)	(527)
Amortization of prior service credit	(68)	(75)
Amortization of actuarial loss	147	86
Net benefit expense (income)	$125	$(152)

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2023	2022
Service cost	$59	$61
Interest cost	55	45
Amortization of prior service credit	(299)	(257)
Amortization of actuarial loss (gain)	6	(19)
Net benefit income	$(179)	$(170)

Note 9 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of March 31, 2023 equaled $20,110, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of March 31, 2023 approximated $3,263 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a $27,000 capital program to upgrade existing equipment at certain of its FCEP locations. The capital program is anticipated to be completed by December 31, 2023. At March 31, 2023, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $14,100.

See Note 12 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

Note 10 – Equity Rights Offering

In September 2020, the Corporation completed an equity-rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three months ended March 31, 2023 and 2022, the Corporation received no proceeds from shareholders from exercise of Series A warrants.

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2023 and 2022 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	1,912	(344)	64	1,632	39	1,593
Balance at March 31, 2023	$(24,258)	$(32,967)	$216	$(57,009)	$(190)	$(56,819)

Balance at January 1, 2022	$(14,322)	$(40,563)	$277	$(54,608)	$498	$(55,106)
Net change	(2,614)	511	348	(1,755)	28	(1,783)
Balance at March 31, 2022	$(16,936)	$(40,052)	$625	$(56,363)	$526	$(56,889)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss).

	Three Months Ended March 31,
	2023	2022
Amortization of unrecognized employee benefit costs:
Other income – net	$(182)	$368
Income tax provision	(13)	(3)
Net of tax	$(195)	$365
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(7)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(111)	(91)
Total before income tax	(117)	(98)
Income tax benefit	3	3
Net of tax	$(114)	$(95)

The income tax effect associated with the various components of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 is summarized below. Amounts in parentheses represent credits to net income (loss) when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2023	2022
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$-	$-
Fair value of cash flow hedges	6	14
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(13)	(3)
Settlement of cash flow hedges	3	3

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2023, approximately 45%, or $2,463, of anticipated copper purchases over the next eight months and 61%, or $714, of anticipated aluminum purchases over the next six months are hedged. At March 31, 2022, approximately 46%, or $3,498, of anticipated copper purchases over the next eight months and 56%, or $755, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At March 31, 2023, the Corporation has purchase commitments covering approximately 35%, or $4,022, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 23%, or $1,711, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $533 for the three months ended March 31, 2023. At March 31, 2022, the Corporation had purchase commitments covering approximately 25%, or $1,313, of anticipated natural gas usage through December 31, 2023 for one of its subsidiaries and approximately 29%, or $2,313, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $587 for the three months ended March 31, 2022.

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

Gains on foreign exchange transactions included in other income – net equaled $85 and $256 for the three months ended March 31, 2023 and 2022, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2023 and 2022 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended March 31, 2023	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$108	$-	$6	$102
Futures contracts – copper and aluminum	44	178	108	114
	$152	$178	$114	$216
Three Months Ended March 31, 2022
Foreign currency purchase contracts	$135	$-	$7	$128
Futures contracts – copper and aluminum	142	443	88	497
	$277	$443	$95	$625

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended March 31,
	of Operations		2023	2022
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$7
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$118	$111	$88

Note 13 – Fair Value

The Corporation’s financial assets and liabilities that are reported at fair value in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2023
Investments
Other noncurrent assets	$3,383	$-	$-	$3,383
As of December 31, 2022
Investments
Other noncurrent assets	$3,353	$-	$-	$3,353

The investments held as other noncurrent assets represent assets held in the “Rabbi” trust for the purpose of providing benefits under a non-qualified defined benefit pension plan. The fair value of the investments is based on quoted prices of the investments in active markets. The fair value of futures contracts is based on market quotations. The fair values of the debt and borrowings approximate their carrying values. Additionally, the fair values of trade receivables and accounts payable approximate their carrying values.

Note 14 – Net Sales and Income (Loss) Before Income Taxes

Net sales and income (loss) before income taxes by geographic area for the three months ended March 31, 2023 and 2022 are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended March 31,
Net Sales	2023	2022
United States	$55,377	$51,278
Foreign	49,426	43,148
	$104,803	$94,426

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2023	2022
United States (1)	$(1,128)	$(286)
Foreign	2,426	255
	$1,298	$(31)
(1)
Includes Corporate costs of $3,184 and $2,716 for the three months ended March 31, 2023 and 2022, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Forged and cast mill rolls	$71,699	$60,707
FEP	5,099	14,052
Heat exchange coils	10,635	7,300
Air handling systems	9,204	6,609
Centrifugal pumps	8,166	5,758
	$104,803	$94,426

Note 15 – Stock-Based Compensation

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2023 and 2022, equaled $627 and $287, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

Note 16 – Litigation

The Corporation and its subsidiaries are involved in various claims and lawsuits incidental to their businesses from time to time and are also subject to asbestos litigation.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2023 and 2022 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Three Months Ended March 31,
	2023	2022
Total claims pending at the beginning of the period	6,259	6,097
New claims served	481	299
Claims dismissed	(153)	(80)
Claims settled	(79)	(52)
Total claims pending at the end of period (1)	6,508	6,264
Administrative closures (2)	(3,102)	(2,825)
Total active claims at the end of the period	3,406	3,439
Gross settlement and defense costs paid in period (in 000’s)	$4,318	$3,034
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$18.61	$22.98
(1)
Included as “total claims pending” are approximately 655 and 658 claims at March 31, 2023 and 2022, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

The following table summarizes activity relating to Asbestos Liability for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Asbestos liability, beginning of the year	$153,575	$180,314
Settlement and defense costs paid	(4,318)	(3,034)
Asbestos liability, end of the period	$149,257	$177,280

The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Insurance receivable – asbestos, beginning of the year, as reported	$105,910	$121,297
Impact of adoption of new accounting standard	(476)	-
Insurance receivable – asbestos, beginning of the year, as adjusted	105,434	121,297
Settlement and defense costs paid by insurance carriers	(2,601)	(1,600)
Insurance receivable – asbestos, end of the period	$102,833	$119,697

In conjunction with the adoption of the CECL accounting standard as of January 1, 2023, the Corporation established an allowance for expected credit losses of $476 reducing the insurance receivable to its estimated net realizable value. The allowance for expected credit losses is estimated based on historical insolvency experience, expected time frame until collection of insurance claim and assessments of current creditworthiness of insurers. The balance of the insurance receivable does not assume any recovery from insolvent carriers. A substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, that there will not be insolvencies among the relevant insurance carriers, or that the assumed percentage recoveries for certain carriers will prove correct.

Asbestos Assumptions

The amounts recorded for the Asbestos Liability and insurance receivable rely on assumptions that are based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or the experts’ calculations vary significantly from actual results. Key variables in these assumptions include forecast of the population likely to have been exposed to asbestos; the number of people likely to develop an asbestos-related diseases; estimated number of people likely to file an asbestos-related injury claim against the Corporation and its subsidiaries; an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed; average settlement value of claims, by type of injury claimed and jurisdiction of filing; number and nature of new claims to be filed each year; average cost of disposing of each new claim; average annual defense costs; compliance by relevant parties with the terms of the Settlement Agreements; and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and ability to recover under the Corporation’s insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to continue to evaluate the Asbestos Liability, related insurance receivable, the sufficiency of its allowance for expected credit losses and the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation adjusting its current reserve; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability, insurance receivable and/or allowance for expected credit losses could be material to the operating results for the periods in which the adjustments to the liability, receivable or allowance are recorded and to the Corporation’s consolidated financial position and liquidity.

Note 17 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at March 31, 2023 and December 31, 2022.

Note 18 – Related Parties

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”) periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.4% and 5% for the three months ended March 31, 2023 and 2022, respectively. Loan activity for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Balance at beginning of the period	$-	-	$-	-
Borrowings	229	1,570	742	4,711
Repayments	-	-	-	-
Foreign exchange	-	-	-	-
Balance at end of the period	$229	1,570	$742	4,711

Sales to and purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, for the three months-ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Purchases from related parties	$1,443	9,910	$2,058	13,058
Sales to related parties	$2,420	16,618	$2,248	14,265

Balances outstanding with ATR's minority shareholder and its affiliates as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	March 31, 2023	December 31, 2022	December 31, 2022
	USD	RMB	USD	RMB
Accounts receivable from related parties	$1,135	7,795	$1,066	7,352
Accounts payable to related parties	$940	6,457	$412	2,841
Other current liabilities:
Customer deposits	$401	3,089	$368	2,542

Note 19 – Business Segments

Presented below are the net sales and income (loss) before income taxes for the Corporation’s two business segments.

	Three Months Ended March 31,
	2023	2022
Net sales:
Forged and Cast Engineered Products	$76,798	$74,759
Air and Liquid Processing	28,005	19,667
Total Reportable Segments	$104,803	$94,426
Income (loss) before income taxes:
Forged and Cast Engineered Products	$2,224	$(398)
Air and Liquid Processing	2,953	2,661
Total Reportable Segments	5,177	2,263
Other expense, including corporate costs	(3,879)	(2,294)
Total	$1,298	$(31)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics and international conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•
economic downturns, cyclical demand for our products and insufficient demand for our products,
•
excess global capacity in the steel industry,
•
fluctuations in the value of the U.S. dollar relative to other currencies,
•
increases in commodity prices or insufficient hedging against increases in commodity prices, reductions in electricity and natural gas supply or shortages of key production materials for us or our customers,
•
limitations in availability of capital to fund our strategic plan,
•
inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations,
•
inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures that may be necessary to support our growth strategy,
•
inoperability of certain equipment on which we rely and/or our inability to execute our capital plan,
•
liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries,
•
changes in the existing regulatory environment,
•
inability to successfully restructure our operations and/or invest in operations that will yield the best long-term value to our shareholders,
•
consequences of global pandemics and international conflicts,
•
work stoppage or another industrial action on the part of any of our unions,
•
inability to satisfy the continued listing requirements of the New York Stock Exchange or the NYSE American Exchange,
•
potential attacks on information technology infrastructure and other cyber-based business disruptions,
•
failure to maintain an effective system of internal control, and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our latest Annual Report on Form 10-K for the year ended December 31, 2022.

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including OEM/commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through an independent group of sales offices located throughout the United States and Canada.

Executive Overview

While the Corporation is currently operating at normal levels, it continues to be challenged by lingering global economic effects of a post-pandemic environment and repercussions from the Russia-Ukraine conflict, among other events, including:

•
Periodic disruptions to the global supply chain for the Corporation, its vendors and its customers,
•
Global inflationary pressures,
•
The European energy crisis, and
•
Global economic uncertainty.

The Corporation is actively monitoring, and will continue to actively monitor, the geopolitical and economic consequence of these events and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

For the FCEP segment, the forged roll market in North America continues to improve driven by strong U.S. domestic demand. The cast roll market has softened due to economic uncertainty in the European markets, primarily linked to the Russia-Ukraine conflict and resulting European energy crisis. The FEP market has weakened as a result of high 2022 year-end inventory levels at bar distributors and lower oil and gas prices. In February 2023, Union Electric Steel Corporation, a wholly owned subsidiary of the Corporation, announced a price increase on all new quotations and orders for forged and cast roll products. The primary focus for this segment is to maintain a strong position in the roll market; continue diversification and development of FEP for use in other industries; improve operational efficiency at its facilities; and complete its capital equipment investment to upgrade existing equipment with a goal of reducing operating costs, improving reliability and increasing FEP capacity and capabilities.

The ALP businesses are benefiting from steady demand and increased market share but are facing increasing production and transportation costs and supply chain issues. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities, and continue to improve its sales distribution network.

Selected Financial Information

	Three Months Ended March 31,
	2023	2022	Change
Net Sales:
Forged and Cast Engineered Products	$76,798	$74,759	$2,039
Air and Liquid Processing	28,005	19,667	8,338
Consolidated	$104,803	$94,426	$10,377

Income (Loss) from Operations:
Forged and Cast Engineered Products	$2,224	$(398)	$2,622
Air and Liquid Processing	2,953	2,661	292
Corporate costs	(3,184)	(2,716)	(468)
Consolidated	$1,993	$(453)	$2,446

	March 31, 2023	December 31, 2022	Change
Backlog:
Forged and Cast Engineered Products	$257,538	$252,165	$5,373
Air and Liquid Processing	123,111	116,853	6,258
Consolidated	$380,649	$369,018	$11,631

Net sales approximated $104,803 and $94,426 for the three months ended March 31, 2023 and 2022, respectively. The increase primarily is attributable to higher sales for the ALP segment. A discussion of net sales for the Corporation’s two segments is included below.

Income (loss) from operations approximated $1,993 and $(453) for the three months ended March 31, 2023 and 2022, respectively. Included in income (loss) from operations for the three months ended March 31, 2022 is a benefit of approximately $1,431 resulting from a change in how certain employees earn certain benefits (the “Change in Employee Benefit Policy”). A discussion of income (loss) from operations for the Corporation’s two segments is included below.

Backlog equaled $380,649 as of March 31, 2023 versus $369,018 as of December 31, 2022. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 23% of the backlog is expected to be released after 2023. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended March 31, 2023 and 2022 approximated 82.4% and 85.3%, respectively. While gross margins were slightly better for the FCEP segment for the first quarter of 2023 when compared to the first quarter of 2022, gross margins for the ALP segment were slightly less as a result of an unfavorable product mix. Costs of products sold, excluding depreciation and amortization for the three months ended March 31, 2022 include approximately $411 of the benefit from the Change in Employee Benefit Policy.

Selling and administrative expenses approximated $12,187 and $9,878 for the three months ended March 31, 2023 and 2022, respectively, an increase of $2,309. Selling and administrative expenses for the first quarter of 2023 include higher employee-related costs and a higher inflationary effect on costs whereas selling and administrative expenses for the first quarter of 2022 include approximately $1,020 of the benefit from the Change in Employee Benefit Policy.

Interest expense approximated $2,071 and $994 for the three months ended March 31, 2023 and 2022, respectively. The increase for the current year period when compared to the same period of the prior year is principally due to:

•
Interest on the sale and leaseback financing transactions and the equipment financing arrangement completed during the second half of 2022,
•
Higher average borrowings outstanding under the revolving credit facility for the three months ended March 31, 2023 versus the three months ended March 31, 2022, and
•
Higher average interest rates for the three months ended March 31, 2023 versus the three months ended March 31, 2022.

Other income – net is comprised of the following:

	Three Months Ended March 31,
	2023	2022	Change
Net pension and other postretirement income	$1,256	$1,486	$(230)
Gain on foreign exchange transactions	85	256	(171)
Unrealized gain (loss) on Rabbi trust investments	159	(331)	490
Other	(133)	1	(134)
	$1,367	$1,412	$(45)

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

Net income (loss) attributable to Ampco-Pittsburgh and income (loss) per common share attributable to Ampco-Pittsburgh equaled $676 and $0.03 per common share and $(51) and $0.00 per common share for the three months ended March 31, 2023 and 2022, respectively. Net loss attributable to Ampco-Pittsburgh and loss per common share attributable to Ampco-Pittsburgh for the three months ended March 31, 2022 include the after-tax benefit from the Change in Employee Benefit Policy of $1,407 or $0.07 per common share.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended March 31,
	2023	2022	Change
Net Sales:
Forged and cast mill rolls	$71,699	$60,707	$10,992
FEP	5,099	14,052	(8,953)
	$76,798	$74,759	$2,039

Income (Loss) from Operations	$2,224	$(398)	$2,622

	March 31, 2023	December 31, 2022	Change
Backlog	$257,538	$252,165	$5,373

Net sales for the three months ended March 31, 2023 increased when compared to the three months ended March 31, 2022 principally due to:

•
Higher pricing and variable-index surcharges passed through to customers as a result of higher raw material, energy and transportation costs, which increased net sales by approximately $10,400 for the three months ended March 31, 2023;
•
Higher volume of mill roll shipments primarily resulting from carry-over of large roll arrears and an increase in regular roll shipments, which increased net sales by approximately $5,400 for the three months ended March 31, 2023; offset by
•
Lower volume of FEP shipments as a result of reduced demand from the steel distribution and oil and gas markets, which decreased net sales by approximately $10,500 for the three months ended March 31, 2023; and
•
Lower exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which decreased net sales by approximately $3,300 for the three months ended March 31, 2023.

Operating results for the three months ended March 31, 2023 improved when compared to the three months ended March 31, 2022 principally due to:

•
Improved pricing and variable-index surcharges in excess of increases in raw material, energy and transportation costs, which improved operating results by approximately $6,500; offset by
•
Lower absorption resulting from the temporary idling of certain equipment to align production with customer demand, which reduced operating results by approximately $2,600;
•
Higher selling and administrative costs of approximately $700 primarily as a result of the prior year period including a benefit of $562 resulting from the Change in Employee Benefit Policy; and
•
Lower net volume of shipments, which reduced operating results by approximately $600.

Lower exchange rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar did not have a significant impact on operating results for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Backlog increased at March 31, 2023 from December 31, 2022 by $5,373. The backlog of orders for rolls increased at March 31, 2023 from December 31, 2022 by approximately $6,400 due to improved demand from flat-rolled steel and aluminum customers and improved pricing. Higher foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar increased backlog at March 31, 2023 when compared to backlog at December 31, 2022 by approximately $800. The backlog of orders for FEP decreased at March 31, 2023 from December 31, 2022 by approximately $1,900 due to lower order activity related to overstocking positions at the steel distributors and lower selling prices for oil and gas. At March 31, 2023, approximately 14% of backlog is expected to ship after 2023.

Air and Liquid Processing

	Three Months Ended March 31,
	2023	2022	Change
Net Sales:
Heat exchange coils	$10,635	$7,300	$3,335
Air handling systems	9,204	6,609	2,595
Centrifugal pumps	8,166	5,758	2,408
	$28,005	$19,667	$8,338

Income from Operations	$2,953	$2,661	$292

	March 31, 2023	December 31, 2022	Change
Backlog	$123,111	$116,853	$6,258

Net sales for the three months ended March 31, 2023 improved over the comparable prior year period by $8,338. More specifically,

•
Sales of heat exchange coils benefited from a higher volume of shipments to commercial and industrial customers.
•
Sales of air handling systems improved due to increased order intake.
•
Sales of centrifugal pumps increased from a higher volume of shipments to U.S. Navy shipbuilders.

Operating income for the three months ended March 31, 2023 improved when compared to the three months ended March 31, 2022 principally due to:

•
Higher volume of sales, net of unfavorable product mix, which improved operating results by approximately $1,400; offset by
•
Higher selling and administrative costs of approximately $1,100 primarily as a result of the prior year period including a benefit of $680 resulting from the Change in Employee Benefit Policy, higher commissions of approximately $200 and higher employee-related costs including costs associated with expansion of the segment’s sales distribution network.

Backlog at March 31, 2023 increased from December 31, 2022 by $6,258 with backlog for each product line improving. At March 31, 2023, approximately 41% of backlog is expected to ship after 2023.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income (loss) from operations, which is calculated as income (loss) from operations excluding the Change in Employee Benefit Policy. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

Adjusted income (loss) from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income (loss) from operations rather than income (loss) from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that benefits similar to the Change in Employee Benefit Policy will not occur in future periods.

The adjustments reflected in adjusted income (loss) from operations are pre-tax. The tax impact associated with the adjustments is not significant, approximately $21, due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the majority of the jurisdictions where the expense and income are recognized.

The following is a reconciliation of income (loss) from operations to non-GAAP adjusted income (loss) from operations for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Income (loss) from operations, as reported (GAAP)	$1,993	$(453)
Change in Employee Benefit Policy (1)	-	(1,431)
Income (loss) from operations, as adjusted (Non-GAAP)	$1,993	$(1,884)

(1)
Represents a benefit resulting from a change in how certain employees earn certain benefits.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2023	2022	Change
Net cash flows used in operating activities	$(4,391)	$(16,272)	$11,881
Net cash flows used in investing activities	(3,357)	(3,330)	(27)
Net cash flows provided by financing activities	4,998	16,228	(11,230)
Effect of exchange rate changes on cash and cash equivalents	89	(178)	267
Net decrease in cash and cash equivalents	(2,661)	(3,552)	891
Cash and cash equivalents at beginning of period	8,735	10,337	(1,602)
Cash and cash equivalents at end of period	$6,074	$6,785	$(711)

Net cash flows used in operating activities equaled $(4,391) and $(16,272) for the three months ended March 31, 2023 and 2022, respectively. The significant change between the years primarily is due to improved operating results and lower investment in working capital for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Net cash flows used in investing activities equaled $(3,357) and $(3,330) for the three months ended March 31, 2023 and 2022, respectively. Capital expenditures for each of the periods were relatively comparable and related primarily to the FCEP segment. The Corporation has undertaken a significant capital program approximating $27,000 to upgrade existing equipment at certain of its FCEP locations, which is anticipated to be completed by December 31, 2023. At March 31, 2023, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $14,100.

Net cash flows provided by financing activities equaled $4,998 and $16,228 for the three months ended March 31, 2023 and 2022, respectively, a decrease of $11,230 primarily due to:

•
Lower net borrowings from the Corporation’s revolving credit facility of $13,281,
•
Lower borrowings by one of the Corporation’s Chinese joint ventures from its minority shareholder of $516, offset by
•
Proceeds from the equipment financing facility in the first quarter of 2023 equal to $2,498.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $2,661 during 2023 and ended the period at $6,074 in comparison to $8,735 at December 31, 2022. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of March 31, 2023, remaining availability under the revolving credit facility approximated $31,000, net of standard availability reserves. The Corporation expects to migrate LIBOR-based loans to SOFR-based loans during the second quarter of 2023, in accordance with provisions specified in the revolving credit facility and in advance of the discontinuation of LIBOR.

Availability under the Corporation’s equipment financing facility and the Disbursement Agreement is expected to be sufficient to finance the capital program for the FCEP segment in the time frame currently anticipated. At March 31, 2023, availability under both the equipment financing facility and Disbursement Agreement approximated $13,600. Each borrowing on the equipment financing facility will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 31, 2023. Each Term Note will have a term of 84 months in arrears fully amortizing and will commence on the date of the Term Note. Borrowings under the Disbursement Agreement will be repaid over an initial term of 20 years – through August 2042. Since the majority of the Corporation's debt includes variable interest, increases in the underlying benchmark rates will increase the Corporation's debt service costs.

Litigation and Environmental Matters

See Note 16 and Note 17 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2022, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded that, as of March 31, 2023, the Corporation’s disclosure controls and procedures were not effective due to material weaknesses (as defined in SEC Rule 12b-2) in its internal control over financial reporting.

Previously reported material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, management determined that there were material weaknesses related to (i) the accounting for the claims asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid Systems Corporation (“Asbestos Liability”) and (ii) management review control activities related to the tax accounting for a non-routine transaction. Although substantial progress has been made in the Corporation’s remediation plan (discussed below), the Corporation’s management has concluded that these material weaknesses continue to exist as of March 31, 2023.

Management’s remediation plans and progress. Asbestos Liability: The material weakness related to the Asbestos Liability is a result of the aggregation of the following control deficiencies: insufficient design and business process controls surrounding a new asbestos claims management database, insufficient testing of data migration from the previous asbestos claims management database to the new asbestos claims management database, and inadequate information technology (“IT”) general controls which ensure the integrity of the data and processes that the new asbestos claims management system supports. The Corporation has initiated efforts to remediate these items. It has dedicated a full-time employee to manage the accounting for asbestos claims and costs associated with the Asbestos Liability, with oversight provided by the Corporation’s Chief Financial Officer (“CFO”). The asbestos claims and costs associated with the Asbestos Liability will continue to be managed using the new third-party asbestos claims management database. The third-party service provider has engaged an independent consulting firm to provide an appropriate Service Organization Control (“SOC”) report, which will give assurance over the functioning of the third-party system and the sufficiency of its internal controls. The SOC report will be obtained and reviewed by the CFO ensuring the SOC report is appropriate, no material deficiencies exist to cause the inability to rely on the third-party system, and any additional management controls are designed and assessed for operating effectiveness. The Corporation has established limits of authority for its employees utilizing the new third-party asbestos claims management database, which provides an appropriate segregation of duties. Annually, user access to, and user rights within, the new third-party asbestos claims management database will be independently reviewed and approved.

Non-routine Transaction: The material weakness related to management review control activities was attributable to the tax accounting for a non-routine transaction in 2022. Specifically, management determined that its management review control activities did not operate at a sufficient level of precision to detect errors related to the tax accounting for the non-routine transaction. The Corporation has initiated efforts to remediate this item. It has enhanced its management review control activities when assessing the propriety of the accounting for the income tax consequences of a non-routine transaction including engaging external consultants, under the Corporation’s supervision, to provide support and assist the Corporation in its evaluation of such transactions. In addition, the Corporation has enhanced its management review controls over income taxes on an interim basis to include specific activities at a more precise level to assess the impacts of non-routine transactions.

Despite management’s remediation plans and progress related to the Asbestos Liability and the non-routine transaction, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in internal control. Except for the remediation measures discussed above, there has been no other change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1 Legal Proceedings

The information contained in Note 16 to the condensed consolidated financial statements (Litigation) is incorporated herein by reference.

Item 1A Risk Factors

In recent months, several financial institutions have failed or required outside liquidity support. The impact of this situation could place additional stress on other financial institutions, which may limit our, or our customers', access to short-term financing or result in higher interest rates. Inability to access, or our customers' ability to access, short-term financing at competitive rates may adversely affect our liquidity, financial condition or results of operations.

Items 2-5 None.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)		Amended and Restated By-laws, effective as of December 14, 2022, incorporated by reference to Annual Report on Form 10-K filed on March 21, 2023.

(10.1)

Cooperation Agreement, dated March 31, 2023 by and among Ampco-Pittsburgh Corporation, Ancora Holdings Group, LLC and other entities and natural persons party thereto, incorporated by reference to Current Report on Form 8-K filed on March 31, 2023.

(31.1)	†	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	†	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	††	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	††	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	*	Inline XBRL Instance Document

(101.SCH)	**	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	**	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		The cover page for the Corporation’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
†		Filed herewith.
††		Furnished herewith.
*		The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 10, 2023	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 10, 2023	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer