Form 10-Q
period 2023-06-30
AMPCO PITTSBURGH CORP
filed 2023-08-09
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 4, 2023, 19,865,749 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,475	$8,735
Trade receivables	83,491	77,426
Trade receivables from related parties	247	1,066
Inventories	132,054	121,739
Insurance receivable – asbestos	15,000	15,000
Other current assets	7,808	7,442
Total current assets	248,075	231,408
Property, plant and equipment, net	156,712	154,998
Operating lease right-of-use assets	3,554	3,522
Insurance receivable – asbestos	84,223	90,910
Deferred income tax assets	2,141	2,141
Intangible assets, net	4,859	5,194
Investments in joint ventures	2,175	2,175
Prepaid pensions	7,710	7,242
Other noncurrent assets	5,139	5,184
Total assets	$514,588	$502,774
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,583	$43,209
Accounts payable to related parties	775	412
Accrued payrolls and employee benefits	13,658	11,796
Debt – current portion	15,137	12,410
Operating lease liabilities – current portion	842	635
Asbestos liability – current portion	23,000	23,000
Other current liabilities	25,447	24,763
Total current liabilities	125,442	116,225
Employee benefit obligations	40,344	43,431
Asbestos liability	119,786	130,575
Long-term debt	108,307	93,061
Noncurrent operating lease liabilities	2,712	2,886
Deferred income tax liabilities	2,032	2,518
Other noncurrent liabilities	385	682
Total liabilities	399,008	389,378
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,729 shares as of June 30, 2023 and 19,404 shares as of December 31, 2022	19,729	19,404
Additional paid-in capital	176,160	175,656
Retained deficit	(31,970)	(32,322)
Accumulated other comprehensive loss	(57,813)	(58,412)
Total Ampco-Pittsburgh shareholders’ equity	106,106	104,326
Noncontrolling interest	9,474	9,070
Total shareholders’ equity	115,580	113,396
Total liabilities and shareholders’ equity	$514,588	$502,774

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Net sales	$106,908	$100,290	$209,291	$192,468
Net sales to related parties	303	2,292	2,723	4,540
Total net sales	107,211	102,582	212,014	197,008
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	85,471	85,083	171,843	165,599
Selling and administrative	14,093	10,974	26,280	20,852
Depreciation and amortization	4,354	4,440	8,728	8,927
Loss (gain) on disposal of assets	5	1	(118)	(1)
Total operating costs and expenses	103,923	100,498	206,733	195,377
Income from operations	3,288	2,084	5,281	1,631
Other (expense) income:
Investment-related income	7	2	16	6
Interest expense	(2,245)	(1,204)	(4,316)	(2,198)
Other income – net	98	2,433	1,465	3,845
Total other (expense) income	(2,140)	1,231	(2,835)	1,653
Income before income taxes	1,148	3,315	2,446	3,284
Income tax provision	(152)	(389)	(465)	(445)
Net income	996	2,926	1,981	2,839
Less: Net income attributable to noncontrolling interest	573	119	882	83
Net income attributable to Ampco-Pittsburgh	$423	$2,807	$1,099	$2,756

Net income per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.02	$0.15	$0.06	$0.14
Diluted	$0.02	$0.14	$0.06	$0.14

Weighted-average number of common shares outstanding:
Basic	19,541	19,285	19,504	19,237
Diluted	19,590	19,434	19,587	19,452

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$996	$2,926	$1,981	$2,839
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(875)	(8,428)	1,037	(11,042)
Unrecognized employee benefit costs (including effects of foreign currency translation)	13	404	(136)	550
Fair value of cash flow hedges	(278)	(1,001)	(100)	(558)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	(298)	187	(493)	552
Settlements of cash flow hedges	(73)	(164)	(187)	(259)
Other comprehensive (loss) income	(1,511)	(9,002)	121	(10,757)
Comprehensive (loss) income	(515)	(6,076)	2,102	(7,918)
Less: Comprehensive income (loss) attributable to noncontrolling interest	56	(348)	404	(356)
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(571)	$(5,728)	$1,698	$(7,562)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2023	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2023	$19,404	$176,283	$(32,393)	$(56,819)	$9,418	$115,893
Stock-based compensation		483				483
Comprehensive income (loss):
Net income			423		573	996
Other comprehensive loss				(994)	(517)	(1,511)
Comprehensive income (loss)					56	(515)
Issuance of common stock excluding excess tax benefits of $0	325	(606)				(281)
Balance at June 30, 2023	$19,729	$176,160	$(31,970)	$(57,813)	$9,474	$115,580

Three Months Ended June 30, 2022
Balance at April 1, 2022	$19,191	$174,824	$(35,789)	$(56,889)	$9,225	$110,562
Stock-based compensation		541				541
Comprehensive loss:
Net income			2,807		119	2,926
Other comprehensive loss				(8,535)	(467)	(9,002)
Comprehensive loss:					(348)	(6,076)
Issuance of common stock excluding excess tax benefits of $0	164	(497)				(333)
Balance at June 30, 2022	$19,355	$174,868	$(32,982)	$(65,424)	$8,877	$104,694

Six Months Ended June 30, 2023
Balance at January 1, 2023, as reported	$19,404	$175,656	$(32,322)	$(58,412)	$9,070	$113,396
Impact of new accounting standard (Note 1)			(747)			(747)
Balance at January 1, 2023, as adjusted	19,404	175,656	(33,069)	(58,412)	9,070	112,649
Stock-based compensation		1,110				1,110
Comprehensive income:
Net income			1,099		882	1,981
Other comprehensive income (loss)				599	(478)	121
Comprehensive income					404	2,102
Issuance of common stock excluding excess tax benefits of $0	325	(606)				(281)
Balance at June 30, 2023	$19,729	$176,160	$(31,970)	$(57,813)	$9,474	$115,580

Six Months Ended June 30, 2022
Balance at January 1, 2022	$19,184	$174,561	$(35,738)	$(55,106)	$9,233	$112,134
Stock-based compensation		828				828
Comprehensive loss:
Net income			2,756		83	2,839
Other comprehensive loss				(10,318)	(439)	(10,757)
Comprehensive loss					(356)	(7,918)
Issuance of common stock excluding excess tax benefits of $0	171	(521)				(350)
Balance at June 30, 2022	$19,355	$174,868	$(32,982)	$(65,424)	$8,877	$104,694

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Net cash flows used in operating activities	$(7,105)	$(23,033)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,005)	(6,870)
Proceeds from sale of property, plant and equipment	128	7
Purchases of long-term marketable securities	(67)	(487)
Proceeds from sale of long-term marketable securities	384	625
Net cash flows used in investing activities	(9,560)	(6,725)

Cash flows from financing activities:
Proceeds from revolving credit facility	20,154	36,000
Payments on revolving credit facility	(9,128)	(8,034)
Proceeds from sale and leaseback financing arrangements	2,500	-
Payments on sale and leaseback financing arrangements	(132)	(141)
Proceeds from equipment financing facility	4,207	-
Proceeds from related party debt (Note 18)	669	958
Repayment of related party debt (Note 18)	(669)	(913)
Repayments of debt	(197)	(370)
Net cash flows provided by financing activities	17,404	27,500

Effect of exchange rate changes on cash and cash equivalents	1	(707)

Net increase (decrease) in cash and cash equivalents	740	(2,965)
Cash and cash equivalents at beginning of period	8,735	10,337
Cash and cash equivalents at end of period	$9,475	$7,372

Supplemental information:
Income tax payments, net of refunds	$1,478	$402
Interest payments	$3,580	$2,183

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$1,899	$1,184
Finance lease right-of-use assets exchanged for lease liabilities	$-	$1,105
Operating lease right-of-use assets exchanged for lease liabilities	$394	$118

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

While the Corporation is currently operating at normal levels, it continues to be challenged by lingering global economic effects of a post-pandemic environment and repercussions from the Russia-Ukraine conflict, among other events, including:

•
Periodic disruptions to the global supply chain for the Corporation, its vendors and its customers,
•
Global inflationary pressures,
•
Depressed business activity in Europe, and
•
Global economic uncertainty.

The Corporation is actively monitoring, and will continue to actively monitor, the geopolitical and economic consequence of these conditions and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of June 30, 2023, the unaudited condensed consolidated statements of operations, comprehensive (loss) income and shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results expected for the full year.

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

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets having a low risk of loss. The guidance became effective for the Corporation, and the Corporation adopted the guidance, effective January 1, 2023 and recorded an adjustment to opening retained deficit of $747 for the expected losses on trade receivables of $271 (Note 2) and insurance receivable - asbestos of $476 (Note 16).

Note 2 - Allowance for Credit Losses (Trade Receivables)

Trade receivables are reported on the condensed consolidated balance sheet at the amount due, adjusted for any allowance for credit losses. The Corporation provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount expected to be collected. The allowance for credit losses is estimated based on historical collection experience, current regional economic and market conditions, aging of accounts receivable, current creditworthiness of customers, and forward-looking information. The use of forward-looking information is based on certain macroeconomic and microeconomic indicators including, but not limited to, regional business environment risk, political risk, and commercial and financing risks.

The Corporation reviews its allowance for credit losses on a quarterly basis to ensure its reserves for credit losses reflect regional and end-customer industry risk trends as well as current and future global operating conditions.

The allowance for credit losses on trade receivables was $1,020 and $763 as of June 30, 2023 and December 31, 2022, respectively.

Note 3 – Inventories

At June 30, 2023 and December 31, 2022, substantially all inventories were valued using the FIFO method. Inventories were comprised of the following:

	June 30, 2023	December 31, 2022
Raw materials	$49,301	$42,736
Work-in-process	54,767	48,809
Finished goods	20,597	23,231
Supplies	7,389	6,963
Inventories	$132,054	$121,739

Note 4 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2023	December 31, 2022
Land and land improvements	$9,888	$9,887
Buildings and leasehold improvements	64,931	62,102
Machinery and equipment	352,558	339,134
Construction-in-process	21,210	16,005
Other	6,837	6,706
	455,424	433,834
Accumulated depreciation and amortization	(298,712)	(278,836)
Property, plant and equipment, net	$156,712	$154,998

The land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), equal to $2,687 (£2,122) at June 30, 2023, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). Machinery and equipment purchased with proceeds from the equipment finance facility, equal to $10,595 at June 30, 2023, are included in construction-in-process and pledged as collateral for the facility (Note 7). The remaining assets, other than real property, of the Corporation are pledged as collateral for the Corporation’s revolving credit facility (Note 7).

Certain land and land improvements and buildings and leasehold improvements are included in the sale and leaseback financing transactions and disbursement agreement (Note 7). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheet.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,867 and $1,678, respectively, as of June 30, 2023 and $3,917 and $1,577, respectively, at December 31, 2022. Depreciation expense approximated $4,268 and $4,348, including depreciation of assets under finance leases of approximately $67 and $140, for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense approximated $8,549 and $8,737, including depreciation of assets under finance leases of approximately $137 and $260, for the six months ended June 30, 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2023	December 31, 2022
Customer relationships	$5,220	$5,375
Developed technology	3,761	3,847
Trade name	2,099	2,167
	11,080	11,389
Accumulated amortization	(6,221)	(6,195)
Intangible assets, net	$4,859	$5,194

Changes in intangible assets consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$5,131	$5,970	$5,194	$6,204
Amortization of intangible assets	(86)	(92)	(179)	(190)
Other, primarily impact from changes in foreign currency exchange rates	(186)	(447)	(156)	(583)
Balance at end of the period	$4,859	$5,431	$4,859	$5,431

Note 6 – Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2023	December 31, 2022
Customer-related liabilities	$18,247	$16,771
Accrued utilities	1,747	2,484
Accrued sales commissions	1,706	1,681
Other	3,747	3,827
Other current liabilities	$25,447	$24,763

Customer-related liabilities primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as assurance-type warranties, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$5,450	$6,997	$5,193	$7,331
Satisfaction of warranty claims	(598)	(423)	(976)	(1,126)
Provision for warranty claims	807	592	1,377	1,100
Other, primarily impact from changes in foreign currency exchange rates	(20)	(407)	45	(546)
Balance at end of the period	$5,639	$6,759	$5,639	$6,759

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

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$13,432	$3,989	$10,453	$4,328
Satisfaction of performance obligations	(5,319)	(2,269)	(9,580)	(5,702)
Receipt of additional deposits	3,423	10,107	10,620	13,229
Other, primarily impact from changes in foreign currency exchange rates	(30)	(201)	13	(229)
Balance at end of the period	$11,506	$11,626	$11,506	$11,626

Note 7 – Debt

Borrowings were comprised of the following:

	June 30, 2023	December 31, 2022
Revolving credit facility	$58,104	$47,078
Sale and leaseback financing obligations	43,975	41,011
Industrial Revenue Bonds	9,191	9,191
Equipment financing facility	10,595	6,388
Finance lease liabilities	1,579	1,803
Outstanding borrowings	123,444	105,471
Debt – current portion	(15,137)	(12,410)
Long-term debt	$108,307	$93,061

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $5,104 and $2,078 at June 30, 2023 and December 31, 2022, respectively. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote.

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

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Through June 30, 2023, domestic borrowings from the credit facility bear interest, at the Corporation’s option, at either (i) LIBOR plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. Effective July 1, 2023, the Corporation migrated LIBOR-based loans to Secured Overnight Financing Rate ("SOFR")-based loans, in accordance with the provisions specified in the revolving credit facility, coinciding with the discontinuation of LIBOR. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement. As of June 30, 2023 and December 31, 2022, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility.

As of June 30, 2023, the Corporation had outstanding borrowings under the revolving credit facility of $58,104. The average interest rate approximated 7.87% and 7.78% for the three and six months ended June 30, 2023, and 3.00% for each of the three and six months ended June 30, 2022, respectively. The Corporation also utilizes a portion of the credit facility for letters of credit (Note 9). As of

June 30, 2023, remaining availability under the revolving credit facility approximated $22,367, net of standard availability reserves. Deferred financing fees of $485 were incurred in 2021 related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2023.

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

In August 2022, Air & Liquid completed a sale and leaseback financing transaction with STORE, valued at $15,500, for certain of its real property, including its manufacturing facilities in Lynchburg, Virginia and Amherst, Virginia. Net proceeds, after transaction-related costs, approximated $15,396. In October 2022, Air & Liquid completed a sale and leaseback financing transaction with STORE, valued at $4,500 for its real property, including its manufacturing facility, located in North Tonawanda, New York (collectively with the Virginia properties, the “ALP Properties”). Net proceeds, after transaction-related costs, approximated $4,460.

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

Annual payments for the Properties are equal to $3,347 (the “Base Annual Rent”), payable in equal monthly installments. On each anniversary date through August 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

In August 2022, in connection with the Restated Lease, UES and STORE entered into a Disbursement Agreement pursuant to which STORE agreed to provide up to $2,500 to UES towards certain leasehold improvements in the Carnegie, Pennsylvania manufacturing facility. In June 2023, UES received $2,500 of proceeds from the Disbursement Agreement. The Base Annual Rent has been adjusted to repay the $2,500 over the balance of the initial term of the Restated Lease of 20 years. Annual payments for the Properties are equal to $3,572 following the Disbursement Agreement adjustment to the Base Annual Rent. Advances under the Disbursement Agreement are secured by a first priority security interest in the leasehold improvements.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements.

The effective interest rate approximated 7.95% for each of the three and six months ended June 30, 2023 and approximated 8.00% for each of the three and six months ended June 30, 2022. Deferred financing fees of $144 were incurred in 2022 related to the sale and leaseback of the ALP Properties and are being amortized over the initial term of the Restated Lease of 20 years.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. Interest accrues on the IRBs at a floating rate which approximated 6.90% and 5.54% for the three and six months ended June 30, 2023, respectively, and less than 1.00% for the three and six months ended June 30, 2022. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES can borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the

Corporation's FCEP locations (Note 9), including progress payments and reimbursement of deposits made to date. Each borrowing will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 29, 2023. Each Term Note will have a term of 84 months in arrears fully amortizing and will commence on the date of the Term Note.

Through June 30, 2023, interest on each Term Loan accrued at an annual fixed rate of 8%, payable monthly. Effective July 1, 2023, UES and Clarus amended the Master Loan and Security Agreement increasing the interest rate on each Term Loan to an annual fixed rate of 10.25%, payable monthly. Once converted, interest on each Term Note will accrue at a fixed rate to be calculated by Clarus as the like-term swap rate, as reported in ICE Benchmark, or such other information service available to Clarus, for the week ending immediately prior to the commencement date for such Term Note, plus 4.5%.

The Term Loans and Term Notes will be secured by a first priority security interest in and to all of UES’s rights, title and interests in the underlying equipment.

At June 30, 2023, $10,595 was outstanding as Term Loans.

Note 8 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Six Months Ended June 30,
	2023	2022
U.S. defined benefit pension plans	$207	$74
Foreign defined benefit pension plans	260	248
Other postretirement benefits (e.g., net payments)	224	242
U.K. defined contribution pension plan	120	129
U.S. defined contribution plan	1,350	1,882

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2023	2022	2023	2022
Service cost	$9	$9	$19	$25
Interest cost	2,484	1,541	4,967	3,093
Expected return on plan assets	(3,596)	(3,387)	(7,192)	(6,603)
Amortization of prior service cost	1	1	3	3
Amortization of actuarial loss	31	485	61	1,116
Net benefit income	$(1,071)	$(1,351)	$(2,142)	$(2,366)

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2023	2022	2023	2022
Service cost	$76	$66	$138	$138
Interest cost	468	273	923	565
Expected return on plan assets	(488)	(494)	(959)	(1,021)
Amortization of prior service credit	(69)	(70)	(137)	(145)
Amortization of actuarial loss	152	81	299	167
Net benefit expense (income)	$139	$(144)	$264	$(296)

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2023	2022	2023	2022
Service cost	$26	$56	$85	$117
Interest cost	140	65	195	110
Amortization of prior service credit	(213)	(341)	(512)	(598)
Amortization of actuarial (gain) loss	(167)	32	(161)	13
Net benefit income	$(214)	$(188)	$(393)	$(358)

Note 9 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of June 30, 2023 equaled $20,333, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of June 30, 2023 approximated $3,130 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a $27,000 capital program to upgrade existing equipment at certain of its FCEP locations. The capital program is anticipated to be substantially complete by December 31, 2023. At June 30, 2023, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $13,600.

See Note 12 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

Note 10 – Equity Rights Offering

In September 2020, the Corporation completed an equity-rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three and six months ended June 30, 2023 and 2022, the Corporation received no proceeds from shareholders from exercise of Series A warrants.

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2023 and 2022 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	1,037	(629)	(287)	121	(478)	599
Balance at June 30, 2023	$(25,133)	$(33,252)	$(135)	$(58,520)	$(707)	$(57,813)

Balance at January 1, 2022	$(14,322)	$(40,563)	$277	$(54,608)	$498	$(55,106)
Net change	(11,042)	1,102	(817)	(10,757)	(439)	(10,318)
Balance at June 30, 2022	$(25,364)	$(39,461)	$(540)	$(65,365)	$59	$(65,424)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of unrecognized employee benefit costs:
Other income – net	$(265)	$188	$(447)	$556
Income tax provision	(33)	(1)	(46)	(4)
Net of tax	$(298)	$187	$(493)	$552
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(8)	$(6)	$(14)	$(13)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(68)	(163)	(179)	(254)
Total before income tax	(76)	(169)	(193)	(267)
Income tax benefit	3	5	6	8
Net of tax	$(73)	$(164)	$(187)	$(259)

The income tax effect associated with the various components of other comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022 is summarized below. Amounts in parentheses represent credits to net income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$-	$-	$-	$-
Fair value of cash flow hedges	(3)	(32)	3	(18)
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(33)	(1)	(46)	(4)
Settlement of cash flow hedges	3	5	6	8

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2023, approximately 50%, or $2,725, of anticipated copper purchases over the next nine months and 61%, or $695, of anticipated aluminum purchases over the next six months are hedged. At June 30, 2022, approximately 33%, or $2,533, of anticipated copper purchases over the next year and 67%, or $935, of anticipated aluminum purchases over the next year were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At June 30, 2023, the Corporation has purchase commitments covering approximately 23%, or $3,478, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 19%, or $1,329, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $904 and $1,437 for the three and six months ended June 30, 2023, respectively. Purchases of natural gas and electricity under previously existing commitments equaled $1,651 and $2,238 for the three and six months ended June 30, 2022, respectively.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with euro-denominated progress payments to be made for certain machinery and equipment. As of December 31, 2010, all contracts were settled, the underlying fixed assets were placed in service and the change in fair value of the foreign currency purchase contracts deferred in accumulated other comprehensive loss began being amortized to earnings (depreciation and amortization) over the life of the underlying assets.

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

(Loss) gain on foreign exchange transactions included in other income – net equaled $(1,244) and $(1,159) for the three and six months ended June 30, 2023, respectively, and $1,303 and $1,559 for the three and six months ended June 30, 2022, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2023 and 2022 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended June 30, 2023	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$102	$-	$8	$94
Futures contracts – copper and aluminum	114	(278)	65	(229)
	$216	$(278)	$73	$(135)
Three Months Ended June 30, 2022
Foreign currency purchase contracts	$128	$-	$6	$122
Futures contracts – copper and aluminum	497	(1,001)	158	(662)
	$625	$(1,001)	$164	$(540)
Six Months Ended June 30, 2023
Foreign currency purchase contracts	$108	$-	$14	$94
Futures contracts – copper and aluminum	44	(100)	173	(229)
	$152	$(100)	$187	$(135)
Six Months Ended June 30, 2022
Foreign currency purchase contracts	$135	$-	$13	$122
Futures contracts – copper and aluminum	142	(558)	246	(662)
	$277	$(558)	$259	$(540)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations		2023	2022	2023	2022
Foreign currency purchase contracts	Depreciation and amortization	$28	$8	$6	$14	$13
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(238)	$68	$163	$179	$254

Note 13 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2023
Investments
Other noncurrent assets	$3,390	$-	$-	$3,390
As of December 31, 2022
Investments
Other noncurrent assets	$3,353	$-	$-	$3,353

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

Note 14 – Net Sales and Income Before Income Taxes

Net sales and income before income taxes by geographic area for the three and six months ended June 30, 2023 and 2022 are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods are attributable to the FCEP segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2023	2022	2023	2022
United States	$63,752	$56,354	$119,129	$107,632
Foreign	43,459	46,228	92,885	89,376
	$107,211	$102,582	$212,014	$197,008

	Three Months Ended June 30,		Six Months Ended June 30,
Income Before Income Taxes	2023	2022	2023	2022
United States (1)	$(2,341)	$2,565	$(3,469)	$2,279
Foreign	3,489	750	5,915	1,005
	$1,148	$3,315	$2,446	$3,284
(1)
Includes Corporate costs of $3,593 and $2,790 for the three months ended June 30, 2023 and 2022, respectively, and $6,777 and $5,506 for the six months ended June 30, 2023 and 2022, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Forged and cast mill rolls	$73,003	$66,586	$144,702	$127,293
FEP	4,578	12,992	9,677	27,044
Heat exchange coils	11,105	7,744	21,740	15,044
Air handling systems	8,892	7,067	18,096	13,676
Centrifugal pumps	9,633	8,193	17,799	13,951
	$107,211	$102,582	$212,014	$197,008

Note 15 – Stock-Based Compensation

The Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended (the “Incentive Plan”), authorizes the issuance of up to 3,700,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, or short-term cash incentive awards. If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and six months ended June 30, 2023 equaled $483 and $1,110, respectively, and for the three and six months ended June 30, 2022, equaled $541 and $828, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2023 and 2022 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Six Months Ended June 30,
	2023	2022
Total claims pending at the beginning of the period	6,259	6,097
New claims served	713	573
Claims dismissed	(274)	(175)
Claims settled	(209)	(145)
Total claims pending at the end of period (1)	6,489	6,350
Administrative closures (2)	(3,057)	(2,864)
Total active claims at the end of the period	3,432	3,486
Gross settlement and defense costs paid in period (in 000’s)	$10,789	$8,604
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$22.34	$26.89
(1)
Included as “total claims pending” are approximately 1,638 and 658 claims at June 30, 2023 and 2022, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
(2)
Administrative closures include (i) those claims filed six or more years ago, (ii) claims previously classified in various jurisdictions as “inactive,” and (iii) claims transferred to a state or federal judicial panel on multi-district litigation. Collectively, these claims are unlikely to result in any liability to the Corporation.
(3)
Claims resolved do not include claims administratively closed.

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurers having coverage obligations for the Asbestos Liability (the “Settling Insurers”). Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for the Asbestos Liability. The Settlement Agreements encompass the majority of insurance policies providing coverage for claims for the Asbestos Liability.

The Settlement Agreements acknowledge Howden North America, Inc. (“Howden”) is entitled to coverage under policies covering the Asbestos Liability for claims arising out of the historical products manufactured or distributed by Buffalo Forge, a former subsidiary of the Corporation (the “Products”), which was acquired by Howden. The Settlement Agreements do not provide for any prioritization on access to the applicable policies or any sub-limits of liability as to Howden or the Corporation and Air & Liquid and, accordingly, Howden may access the coverage afforded by the Settling Insurers for any covered claim arising out of the Products. In general, access by Howden to the coverage afforded by the Settling Insurers for the Products will erode coverage under the Settlement Agreements available to the Corporation and Air & Liquid for the Asbestos Liability.

Asbestos Valuations

At December 31, 2006, with the assistance of a nationally recognized expert in the valuation of asbestos liabilities, the Corporation recorded its initial reserve for the Asbestos Liability. Since then, the Corporation and the nationally recognized expert in the valuation of asbestos liabilities have reviewed the Asbestos Liability and the underlying assumptions on a regular basis to determine whether any adjustment to the Asbestos Liability or the underlying assumptions were necessary. When warranted, the Asbestos Liability was adjusted to consider the current trends and new information becoming available and, if reasonably estimable, to extend the valuation of asbestos liabilities further into the future. In 2018, the valuation was extended to include claims projected to be asserted through the estimated final date by which the Corporation expects to have settled all asbestos-related claims.

In conjunction with the regular updates of the estimated Asbestos Liability, the Corporation also develops an estimate of defense costs expected to be incurred with settling the Asbestos Liability and probable insurance recoveries for the Asbestos Liability and defense costs. In developing the estimate of probable defense costs, the Corporation considers several factors including, but not limited to, current and historical defense-to-indemnity cost ratios and expected defense-to-indemnity costs ratios. In developing the estimate of probable insurance recoveries, the Corporation considers the expert’s projection of settlement costs for the Asbestos Liability and management’s projection of associated defense costs. In addition, the Corporation consults with its outside legal counsel on insurance matters and a nationally recognized insurance consulting firm it retains to assist with certain policy allocation matters. The Corporation also considers a number of other factors including the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, gaps in the coverage, policy exhaustion, the nature of the underlying claims for the Asbestos Liability, estimated erosion of insurance limits on account of claims against Howden arising out of the Products, prior impairment of policies, insolvencies among certain of the insurance carriers, and creditworthiness of the remaining insurers based on publicly available information. Based on these factors, the Corporation estimates the probable insurance recoveries for the Asbestos Liability and defense costs for the corresponding time frame of the Asbestos Liability.

The following table summarizes activity relating to Asbestos Liability for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Asbestos liability, beginning of the year	$153,575	$180,314
Settlement and defense costs paid	(10,789)	(8,604)
Asbestos liability, end of the period	$142,786	$171,710

The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Insurance receivable – asbestos, beginning of the year, as reported	$105,910	$121,297
Impact of adoption of new accounting standard	(476)	-
Insurance receivable – asbestos, beginning of the year, as adjusted	105,434	121,297
Settlement and defense costs paid by insurance carriers	(6,211)	(4,570)
Insurance receivable – asbestos, end of the period	$99,223	$116,727

In conjunction with the adoption of the CECL accounting standard as of January 1, 2023, the Corporation established an allowance for expected credit losses of $476 reducing the insurance receivable to its estimated net realizable value. The allowance for expected credit losses is estimated based on historical insolvency experience, expected time frame until collection of insurance claim and assessments of current creditworthiness of insurers. The balance of the insurance receivable does not assume any recovery from insolvent carriers. A substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, there will not be insolvencies among the relevant insurance carriers, or the assumed percentage recoveries for certain carriers will prove correct.

Asbestos Assumptions

The amounts recorded for the Asbestos Liability and insurance receivable rely on assumptions based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or the experts’ calculations vary significantly from actual results. Key variables in these assumptions include forecast of the population likely to have been exposed to asbestos; the number of people likely to develop an asbestos-related disease; estimated number of people likely to file an asbestos-related injury claim against the Corporation or its subsidiaries; an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed; average settlement value of claims, by type of injury claimed and jurisdiction of filing; number and nature of new claims to be filed each year; average cost of disposing of each new claim; average annual defense costs; compliance by relevant parties with the terms of the Settlement Agreements; and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and ability to recover under the Corporation’s insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to continue to evaluate the Asbestos Liability, related insurance receivable, the sufficiency of its allowance for expected credit losses and the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation adjusting its current reserve; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability, insurance receivable and/or allowance for expected credit losses could be material to the operating results for the period in which the adjustments to the liability, receivable or allowance are recorded and to the Corporation’s consolidated financial position and liquidity.

Note 17 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at June 30, 2023 and December 31, 2022.

Note 18 – Related Parties

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”) periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% and 5.00% for each of the three and six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, ATR paid $4 (RMB 25) of interest. For the six months ended June 30, 2022, ATR paid $463 (RMB 3,000) of interest. No interest was outstanding as of June 30, 2023 or December 31, 2022.

Loan activity for the six months ended June 30, 2023 and 2022 was as follows:

	Six Months Ended June 30,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Balance at beginning of the period	$-	-	$-	-
Borrowings	669	4,600	958	6,117
Repayments	(669)	(4,600)	(913)	(6,117)
Foreign exchange	-	-	(45)	-
Balance at end of the period	$-	-	$-	-

Sales to and purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Purchases from related parties	$1,880	13,223	$3,760	24,654
Sales to related parties	$303	2,342	$2,292	15,164

	Six Months Ended June 30,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Purchases from related parties	$3,323	23,133	$5,818	37,712
Sales to related parties	$2,723	18,960	$4,540	29,429

Balances outstanding with ATR's minority shareholder and its affiliates as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	June 30, 2023	December 31, 2022	December 31, 2022
	USD	RMB	USD	RMB
Accounts receivable from related parties	$247	1,789	$1,066	7,352
Accounts payable to related parties	$775	5,622	$412	2,841
Other current liabilities:
Customer deposits	$402	3,089	$368	2,542

Note 19 – Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Forged and Cast Engineered Products	$77,581	$79,578	$154,379	$154,337
Air and Liquid Processing	29,630	23,004	57,635	42,671
Total Reportable Segments	$107,211	$102,582	$212,014	$197,008
Income before income taxes:
Forged and Cast Engineered Products (1)	$3,904	$2,275	$6,128	$1,877
Air and Liquid Processing	2,977	2,599	5,930	5,260
Total Reportable Segments	6,881	4,874	12,058	7,137
Other expense, including corporate costs	(5,733)	(1,559)	(9,612)	(3,853)
Total	$1,148	$3,315	$2,446	$3,284

(1) Income before income taxes for Forged and Cast Engineered Products for the three and six months ended June 30, 2023 includes proceeds of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation's foreign operations by its local government. No future performance or conditions exist related to the reimbursement and, currently, no further reimbursements are expected.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except share and per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation (the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events that we expect or anticipate will occur in the future, statements about sales and production levels, restructurings, the impact from global pandemics and international conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•
economic downturns, cyclical demand for our products and insufficient demand for our products,
•
excess global capacity in the steel industry,
•
fluctuations in the value of the U.S. dollar relative to other currencies,
•
increases in commodity prices or insufficient hedging against increases in commodity prices, reductions in electricity and natural gas supply or shortages of key production materials for us or our customers,
•
limitations in availability of capital to fund our strategic plan,
•
inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations,
•
inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures necessary to support our growth strategy,
•
inoperability of certain equipment on which we rely and/or our inability to execute our capital plan,
•
liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries,
•
changes in the existing regulatory environment,
•
inability to successfully restructure our operations and/or invest in operations yielding the best long-term value to our shareholders,
•
consequences of global pandemics and international conflicts,
•
work stoppage or another industrial action on the part of any of our unions,
•
inability to satisfy the continued listing requirements of the New York Stock Exchange or the NYSE American Exchange,
•
potential attacks on information technology infrastructure and other cyber-based business disruptions,
•
failure to maintain an effective system of internal control, and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our latest Annual Report on Form 10-K for the year ended December 31, 2022.

We cannot guarantee any future results, levels of activity, performance or achievements. In addition, there may be events in the future we are not able to predict accurately or control which may cause actual results to differ materially from expectations expressed or implied by forward-looking statements. Except as required by applicable law, we assume no obligation, and disclaim any obligation, to update forward-looking statements whether as a result of new information, events or otherwise.

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

Executive Overview

While the Corporation is currently operating at normal levels, it continues to be challenged by lingering global economic effects of a post-pandemic environment and repercussions from the Russia-Ukraine conflict, among other events, including:

•
Periodic disruptions to the global supply chain for the Corporation, its vendors and its customers,
•
Global inflationary pressures,
•
Depressed business activity in Europe, and
•
Global economic uncertainty.

The Corporation is actively monitoring, and will continue to actively monitor, the geopolitical and economic consequence of these conditions and the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

For the FCEP segment, the forged roll market in North America continues to improve driven by strong U.S. domestic demand. The cast roll market has begun to stabilize as Europe recovers from economic uncertainty and the European energy crisis. The FEP market continues to be challenged by the high 2022 year-end inventory levels at bar distributors, lower oil and gas prices and increased imports. In February 2023, Union Electric Steel Corporation, a wholly owned subsidiary of the Corporation, ("UES") announced a price increase on all new quotations and orders for forged and cast roll products. The primary focus for this segment is to maintain a strong position in the roll market; continue diversification and development of FEP for use in other industries; improve operational efficiency at its facilities; and complete its capital equipment investment to upgrade existing equipment with a goal of reducing operating costs, improving reliability and increasing FEP capacity and capabilities.

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

Selected Financial Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Net Sales:
Forged and Cast Engineered Products	$77,581	$79,578	$(1,997)	$154,379	$154,337	$42
Air and Liquid Processing	29,630	23,004	6,626	57,635	42,671	14,964
Consolidated	$107,211	$102,582	$4,629	$212,014	$197,008	$15,006

Income from Operations:
Forged and Cast Engineered Products	$3,904	$2,275	$1,629	$6,128	$1,877	$4,251
Air and Liquid Processing	2,977	2,599	378	5,930	5,260	670
Corporate costs	(3,593)	(2,790)	(803)	(6,777)	(5,506)	(1,271)
Consolidated	$3,288	$2,084	$1,204	$5,281	$1,631	$3,650

				June 30, 2023	December 31, 2022	Change
Backlog:
Forged and Cast Engineered Products				$235,426	$252,165	$(16,739)
Air and Liquid Processing				133,508	116,853	16,655
Consolidated				$368,934	$369,018	$(84)

Net sales approximated $107,211 and $102,582 for the three months ended June 30, 2023 and 2022, respectively, and $212,014 and $197,008 for the six months ended June 30, 2023 and 2022, respectively. The increase primarily is attributable to higher sales for the ALP segment. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $3,288 and $2,084 for the three months ended June 30, 2023 and 2022, respectively, and $5,281 and $1,631 for the six months ended June 30, 2023 and 2022, respectively. Included in operating income for the three and six months ended June 30, 2023 is a credit of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation's foreign operations by its local government ("the Foreign Energy Credit"). Included in operating income for the three and six months ended June 30, 2022 is a charge of approximately $664 for excess COVID-19 subsidies received in 2020 and returned in 2022 (“the Refund of Excess COVID-19 Subsidies”) and, for the six months ended June 30, 2022, a benefit of approximately $1,431 resulting from a change in how certain employees earn certain benefits (the “Change in Employee Benefit Policy”). A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $368,934 as of June 30, 2023 versus $369,018 as of December 31, 2022. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 40% of the backlog is expected to be released after 2023. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended June 30, 2023 and 2022 approximated 79.7% and 82.9%, respectively, and for the six months ended June 30, 2023 and 2022 approximated 81.1% and 84.1%, respectively. While gross margins continue to improve for the FCEP segment when compared to the prior year periods, gross margins for the ALP segment were slightly less as a result of an unfavorable product mix. Costs of products sold, excluding depreciation and amortization, for the three and six months ended June 30, 2023 include the Foreign Energy Credit. Costs of products sold, excluding depreciation and amortization, for the six months ended June 30, 2022 include approximately $411 of the benefit from the Change in Employee Benefit Policy.

Selling and administrative expenses approximated $14,093 and $10,974 for the three months ended June 30, 2023 and 2022, respectively, and $26,280 and $20,852 for the six months ended June 30, 2023 and 2022, respectively. Selling and administrative expenses for the 2023 periods include higher employee-related costs and a higher inflationary effect on costs whereas selling and administrative expenses for the first six months of 2022 include approximately $1,020 of the benefit from the Change in Employee Benefit Policy.

Interest expense approximated $2,245 and $1,204 for the three months ended June 30, 2023 and 2022, respectively, and $4,316 and $2,198 for the six months ended June 30, 2023 and 2022, respectively. The increase for the current year periods when compared to the same periods of the prior year is principally due to:

•
Interest on the sale and leaseback financing transactions and the equipment financing arrangement completed during the second half of 2022,
•
Higher average borrowings outstanding under the revolving credit facility in 2023 versus 2022, and
•
Higher average interest rates for 2023 versus 2022.

Other income – net is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Net pension and other postretirement income	$1,257	$1,814	$(557)	$2,513	$3,300	$(787)
(Loss) gain on foreign exchange transactions	(1,244)	1,303	(2,547)	(1,159)	1,559	(2,718)
Unrealized gain (loss) on Rabbi trust investments	89	(685)	774	248	(1,016)	1,264
Other	(4)	1	(5)	(137)	2	(139)
	$98	$2,433	$(2,335)	$1,465	$3,845	$(2,380)

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

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh equaled $423 and $0.02 per common share and $2,807 and $0.15 per common share for the three months ended June 30, 2023 and 2022, respectively, and equaled $1,099 and $0.06 per common share and $2,756 and $0.14 per common share for the six months ended June 30, 2023 and 2022, respectively.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the three and six months ended June 30, 2023 include an after-tax benefit associated with the Foreign Energy Credit of $1,874 or $0.10 per common share.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the three months ended June 30, 2022 include an after-tax charge associated with the Refund of Excess COVID-19 Subsidies of $664 or $0.03 per common share.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the six months ended June 30, 2022 include an after-tax benefit of $746 or $0.04 per common share for the net of the benefit from the Change in Employee Benefit Policy of $1,410 offset by the charge associated with the Refund of Excess COVID-19 Subsidies of $664.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Net Sales:
Forged and cast mill rolls	$73,003	$66,586	$6,417	$144,702	$127,293	$17,409
FEP	4,578	12,992	(8,414)	9,677	27,044	(17,367)
	$77,581	$79,578	$(1,997)	$154,379	$154,337	$42

Income from Operations	$3,904	$2,275	$1,629	$6,128	$1,877	$4,251

				June 30, 2023	December 31, 2022	Change
Backlog				$235,426	$252,165	$(16,739)

The change in net sales for the three and six months ended June 30, 2023, when compared to the three and six months ended June 30, 2022, is principally due to:

•
Lower volume of FEP shipments as a result of reduced demand from the steel distribution and oil and gas markets, which decreased net sales by approximately $7,700 and $18,200 for the three and six months ended June 30, 2023, respectively; and
•
Lower exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which decreased net sales by approximately $1,000 and $4,300 for the three and six months ended June 30, 2023 respectively; offset by
•
Higher volume of mill roll shipments primarily resulting from an increase in regular roll shipments, which increased net sales by approximately $4,700 and $10,000 for the three and six months ended June 30, 2023, respectively; and
•
Improved pricing, net of lower variable-index surcharges passed through to customers as a result of fluctuation in the price of raw material, energy and transportation, which increased net sales by approximately $2,000 and $12,500 for the three and six months ended June 30, 2023.

Operating results for the current year periods, when compared to the same periods of the prior year, were impacted by:

•
Improved pricing, net of lower variable-index surcharges, which improved operating results by approximately $100 and $6,600 for the three and six months ended June 30, 2023, respectively;
•
Net benefit resulting from the Foreign Energy Credit in 2023 versus the Refund of Excess COVID-19 Subsidies and the Change in Employee Benefit Policy in 2022, which improved operating income by approximately $2,500 and $2,000 for the three and six months ended June 30, 2023, respectively;
•
Changes in absorption resulting from the temporary and periodic idling of certain equipment to align production with customer demand, which increased operating results by approximately $1,800 for the three months ended June 30, 2023 but reduced operating results by approximately $800 for the six months ended June 30, 2023;
•
Higher selling and administrative costs of approximately $1,700 and $1,800 for the three and six months ended June 30, 2023, respectively, principally due to higher employee-related costs and inflation; and
•
Lower net volume of shipments, which reduced operating results by approximately $1,100 and $1,700 for the three and six months ended June 30, 2023, respectively.

Lower exchange rates did not have a significant impact on operating results for the three and months ended June 30, 2023 when compared to the three and six months ended June 30, 2022.

Backlog decreased at June 30, 2023 from December 31, 2022 by $16,739. The backlog of orders for mill rolls decreased at June 30, 2023 from December 31, 2022 by approximately $11,900 due to timing with several of the segment's significant customers not yet placing their orders for 2024. The backlog of orders for FEP decreased at June 30, 2023 from December 31, 2022 by approximately $2,800 due to softening of the energy and steel distribution markets given lower order activity related to overstocking positions at the steel distributors and lower selling prices for oil and gas. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar decreased backlog at June 30, 2023 when compared to backlog at December 31, 2022 by approximately $2,000. At June 30, 2023, approximately 30% of backlog is expected to ship after 2023.

Air and Liquid Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Net Sales:
Heat exchange coils	$11,105	$7,744	$3,361	$21,740	$15,044	$6,696
Air handling systems	8,892	7,067	1,825	18,096	13,676	4,420
Centrifugal pumps	9,633	8,193	1,440	17,799	13,951	3,848
	$29,630	$23,004	$6,626	$57,635	$42,671	$14,964

Income from Operations	$2,977	$2,599	$378	$5,930	$5,260	$670

				June 30, 2023	December 31, 2022	Change
Backlog				$133,508	$116,853	$16,655

Net sales for the three and six months ended June 30, 2023 improved over the comparable prior year periods by approximately $6,600 and 15,000, respectively. More specifically,

•
Sales of heat exchange coils benefited from a higher volume of shipments to commercial and industrial customers.
•
Sales of air handling systems improved due to increased order intake.

•
Sales of centrifugal pumps increased from a higher volume of shipments to commercial customers and U.S. Navy shipbuilders.

Operating income for the three and six months ended June 30, 2023 improved when compared to the three and six months ended June 30, 2022 principally due to:

•
Improved pricing and a higher volume of sales, net of unfavorable product mix, which improved operating results by approximately $1,200 and $2,800 for the three and six months ended June 30, 2023, respectively; offset by
•
Higher selling and administrative costs of approximately $800 and $1,400 for the three and six months ended June 30, 2023, respectively, primarily as a result of higher commissions and employee-related costs including costs associated with expansion of the segment’s sales distribution network; and
•
Recognition of a $680 benefit to operating income for the six months ended June 30, 2022 resulting from the Change in Employee Benefit Policy.

Backlog at June 30, 2023 increased from December 31, 2022 by $16,655 with improvement in each product line. At June 30, 2023, approximately 58% of backlog is expected to ship after 2023.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations, which is calculated as income from operations excluding the Foreign Energy Credit, the Refund of Excess COVID-19 Subsidies and the Change in Employee Benefit Policy. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance benefits similar to the Foreign Energy Credit and the Change in Employee Benefit Policy or costs similar to the Refund of Excess COVID-19 Subsidies will not occur in future periods.

The adjustments reflected in adjusted income from operations are pre-tax. The tax impact associated with the adjustments is not significant due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the majority of the jurisdictions where the expense and income are recognized.

The following is a reconciliation of income from operations to non-GAAP adjusted income from operations for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from operations, as reported (GAAP)	$3,288	$2,084	$5,281	$1,631
Foreign Energy Credit (1)	(1,874)	-	(1,874)	-
Refund of Excess COVID-19 Subsidies (2)	-	664	-	664
Change in Employee Benefit Policy (3)	-	-	-	(1,431)
Income from operations, as adjusted (Non-GAAP)	$1,414	$2,748	$3,407	$864

(1)
Represents reimbursement of past energy costs at one of the Corporation's foreign operations by its local government.
(2)
Represents excess COVID-19 subsidies received in 2020 and returned in 2022.
(3)
Represents benefit resulting from a change in how certain employees earn certain benefits.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2023	2022	Change
Net cash flows used in operating activities	$(7,105)	$(23,033)	$15,928
Net cash flows used in investing activities	(9,560)	(6,725)	(2,835)
Net cash flows provided by financing activities	17,404	27,500	(10,096)
Effect of exchange rate changes on cash and cash equivalents	1	(707)	708
Net increase (decrease) in cash and cash equivalents	740	(2,965)	3,705
Cash and cash equivalents at beginning of period	8,735	10,337	(1,602)
Cash and cash equivalents at end of period	$9,475	$7,372	$2,103

Net cash flows used in operating activities equaled $(7,105) and $(23,033) for the six months ended June 30, 2023 and 2022, respectively. The significant change between the years primarily is due to lower investment in working capital for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. Net cash flows used in operating activities includes the Foreign Energy Credit.

Net cash flows used in investing activities equaled $(9,560) and $(6,725) for the six months ended June 30, 2023 and 2022, respectively. The significant change between the years primarily is due to capital expenditures for the FCEP segment related to the $27,000 capital program undertaken to upgrade existing equipment at certain of its locations. The capital program is anticipated to be substantially completed by December 31, 2023. At June 30, 2023, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $13,600.

Net cash flows provided by financing activities equaled $17,404 and $27,500 for the six months ended June 30, 2023 and 2022, respectively, a decrease of $10,096 primarily due to:

•
Lower net borrowings from the Corporation’s revolving credit facility of $16,940 offset by
•
Proceeds from the equipment financing facility in the first six months of 2023 equal to $4,207 and
•
Proceeds from the Disbursement Agreement for leasehold improvements between UES and Store Capital Acquisitions, LLC of $2,500.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $740 during 2023 and ended the period at $9,475 in comparison to $8,735 at December 31, 2022. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of June 30, 2023, remaining availability under the revolving credit facility approximated $22,367, net of standard availability reserves.

Availability under the Corporation’s equipment financing facility is expected to be sufficient to finance the remaining expenditures associated with the capital program for the FCEP segment, in the time frame currently anticipated. At June 30, 2023, availability under the equipment financing facility approximated $9,400. Each borrowing on the equipment financing facility will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 29, 2023. Each Term Note will have a term of 84 months in arrears fully amortizing and will commence on the date of the Term Note. Borrowings under the Disbursement Agreement will be repaid over an initial term of 20 years – through August 2042. Since the majority of the Corporation's debt includes variable interest, increases in the underlying benchmark rates will increase the Corporation's debt service costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded, as of June 30, 2023, the Corporation’s disclosure controls and procedures were not effective due to material weaknesses (as defined in SEC Rule 12b-2) in its internal control over financial reporting.

Previously reported material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, management determined there were material weaknesses related to (i) the accounting for the claims asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid Systems Corporation (“Asbestos Liability”) and (ii) management review control activities related to the tax accounting for a non-routine transaction. Although substantial progress has been made in the Corporation’s remediation plan (discussed below), the Corporation’s management has concluded these material weaknesses continue to exist as of June 30, 2023.

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

Non-routine Transaction: The material weakness related to management review control activities was attributable to the tax accounting for a non-routine transaction in 2022. Specifically, management determined its management review control activities did not operate at a sufficient level of precision to detect errors related to the tax accounting for the non-routine transaction. The Corporation has initiated efforts to remediate this item. It has enhanced its management review control activities when assessing the propriety of the accounting for the income tax consequences of a non-routine transaction including engaging external consultants, under the Corporation’s supervision, to provide support and assist the Corporation in its evaluation of such transactions. In addition, the Corporation has enhanced its management review controls over income taxes on an interim basis to include specific activities at a more precise level to assess the impacts of non-routine transactions.

Despite management’s remediation plans and progress related to the Asbestos Liability and the non-routine transaction, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, these controls are operating effectively.

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

Item 1A Risk Factors

In the first quarter of 2023, several financial institutions failed or required outside liquidity support. The impact of this situation could place additional stress on other financial institutions, which may limit our, or our customers', access to short-term financing or result in higher interest rates. Inability to access, or our customers' inability to access, short-term financing at competitive rates may adversely affect our liquidity, financial condition or results of operations.

Items 2-4 None.

Item 5 Other Information

During the three months ended June 30, 2023, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)		Amended and Restated By-laws, effective as of December 14, 2022, incorporated by reference to Annual Report on Form 10-K filed on March 21, 2023.

(10.1)		Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Registration Statement on Form S-8 filed on May 18, 2023.

(10.2)		Form of Notice of Grant of Restricted Stock Unit Award (Share Price Performance), incorporated by reference to Registration Statement on Form S-8 Filed on May 18, 2023.

(10.3)	†	Amendment to Progress Payment Authorizations by and between Union Electric Steel Corporation and Clarus Capital Funding, LLC.

(31.1)	†	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	†	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	††	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	††	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	*	Inline XBRL Instance Document

(101.SCH)	**	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	**	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	**	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)		The cover page for the Corporation’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
†		Filed herewith.
††		Furnished herewith.
*		The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 9, 2023	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 9, 2023	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer