Form 10-Q
period 2023-09-30
AMPCO PITTSBURGH CORP
filed 2023-11-14
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 9, 2023, 19,865,749 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,070	$8,735
Trade receivables	83,148	77,426
Trade receivables from related parties	133	1,066
Inventories	130,748	121,739
Insurance receivable – asbestos	15,000	15,000
Other current assets	7,437	7,442
Total current assets	242,536	231,408
Property, plant and equipment, net	156,088	154,998
Operating lease right-of-use assets	4,868	3,522
Insurance receivable – asbestos	81,393	90,910
Deferred income tax assets	2,141	2,141
Intangible assets, net	4,727	5,194
Investments in joint ventures	2,175	2,175
Prepaid pensions	7,490	7,242
Other noncurrent assets	4,696	5,184
Total assets	$506,114	$502,774
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$42,613	$43,209
Accounts payable to related parties	876	412
Accrued payrolls and employee benefits	14,534	11,796
Debt – current portion	13,608	12,410
Operating lease liabilities – current portion	946	635
Asbestos liability – current portion	23,000	23,000
Other current liabilities	23,181	24,763
Total current liabilities	118,758	116,225
Employee benefit obligations	39,034	43,431
Asbestos liability	114,354	130,575
Long-term debt	114,182	93,061
Noncurrent operating lease liabilities	3,922	2,886
Deferred income tax liabilities	1,343	2,518
Other noncurrent liabilities	236	682
Total liabilities	391,829	389,378
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,729 shares as of September 30, 2023 and 19,404 shares as of December 31, 2022	19,729	19,404
Additional paid-in capital	176,680	175,656
Retained deficit	(31,161)	(32,322)
Accumulated other comprehensive loss	(60,804)	(58,412)
Total Ampco-Pittsburgh shareholders’ equity	104,444	104,326
Noncontrolling interest	9,841	9,070
Total shareholders’ equity	114,285	113,396
Total liabilities and shareholders’ equity	$506,114	$502,774

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Net sales	$102,200	$97,228	$311,491	$289,696
Net sales to related parties	18	2,419	2,741	6,959
Total net sales	102,218	99,647	314,232	296,655
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	84,490	84,101	256,333	249,700
Selling and administrative	11,821	11,089	38,101	31,941
Depreciation and amortization	4,382	4,206	13,110	13,133
Credit for asbestos litigation	(191)	-	(191)	-
(Gain) loss on disposal of assets	(6)	48	(124)	47
Total operating costs and expenses	100,496	99,444	307,229	294,821
Income from operations	1,722	203	7,003	1,834
Other (expense) income:
Investment-related income	98	507	114	513
Interest expense	(2,468)	(1,486)	(6,784)	(3,684)
Other income – net	1,959	3,174	3,424	7,019
Total other (expense) income	(411)	2,195	(3,246)	3,848
Income before income taxes	1,311	2,398	3,757	5,682
Income tax provision	(76)	(987)	(541)	(1,432)
Net income	1,235	1,411	3,216	4,250
Less: Net income attributable to noncontrolling interest	426	288	1,308	371
Net income attributable to Ampco-Pittsburgh	$809	$1,123	$1,908	$3,879

Net income per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.04	$0.06	$0.10	$0.20
Diluted	$0.04	$0.06	$0.10	$0.20

Weighted-average number of common shares outstanding:
Basic	19,729	19,396	19,580	19,291
Diluted	19,729	19,522	19,633	19,473

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,235	$1,411	$3,216	$4,250
Other comprehensive loss, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(3,150)	(8,745)	(2,113)	(19,787)
Unrecognized employee benefit costs (including effects of foreign currency translation)	181	891	45	1,441
Fair value of cash flow hedges	19	(251)	(81)	(809)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	(235)	281	(728)	833
Settlements of cash flow hedges	135	367	(52)	108
Other comprehensive loss	(3,050)	(7,457)	(2,929)	(18,214)
Comprehensive (loss) income	(1,815)	(6,046)	287	(13,964)
Less: Comprehensive income (loss) attributable to noncontrolling interest	367	(269)	771	(625)
Comprehensive loss attributable to Ampco-Pittsburgh	$(2,182)	$(5,777)	$(484)	$(13,339)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2023	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2023	$19,729	$176,160	$(31,970)	$(57,813)	$9,474	$115,580
Stock-based compensation		520				520
Comprehensive income (loss):
Net income			809		426	1,235
Other comprehensive loss				(2,991)	(59)	(3,050)
Comprehensive income (loss)					367	(1,815)
Balance at September 30, 2023	$19,729	$176,680	$(31,161)	$(60,804)	$9,841	$114,285

Three Months Ended September 30, 2022
Balance at July 1, 2022	$19,355	$174,868	$(32,982)	$(65,424)	$8,877	$104,694
Stock-based compensation		684				684
Comprehensive loss:
Net income			1,123		288	1,411
Other comprehensive loss				(6,900)	(557)	(7,457)
Comprehensive loss					(269)	(6,046)
Shareholder exercise of warrants (Note 10)	48	(48)				-
Balance at September 30, 2022	$19,403	$175,504	$(31,859)	$(72,324)	$8,608	$99,332

Nine Months Ended September 30, 2023
Balance at January 1, 2023, as reported	$19,404	$175,656	$(32,322)	$(58,412)	$9,070	$113,396
Impact of new accounting standard (Note 1)			(747)			(747)
Balance at January 1, 2023, as adjusted	19,404	175,656	(33,069)	(58,412)	9,070	112,649
Stock-based compensation		1,630				1,630
Comprehensive income:
Net income			1,908		1,308	3,216
Other comprehensive loss				(2,392)	(537)	(2,929)
Comprehensive income					771	287
Issuance of common stock excluding excess tax benefits of $0	325	(606)				(281)
Balance at September 30, 2023	$19,729	$176,680	$(31,161)	$(60,804)	$9,841	$114,285

Nine Months Ended September 30, 2022
Balance at January 1, 2022	$19,184	$174,561	$(35,738)	$(55,106)	$9,233	$112,134
Stock-based compensation		1,512				1,512
Comprehensive loss:
Net income			3,879		371	4,250
Other comprehensive loss				(17,218)	(996)	(18,214)
Comprehensive loss					(625)	(13,964)
Shareholder exercise of warrants (Note 10)	48	(48)				-
Issuance of common stock excluding excess tax benefits of $0	171	(521)				(350)
Balance at September 30, 2022	$19,403	$175,504	$(31,859)	$(72,324)	$8,608	$99,332

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Net cash flows used in operating activities	$(10,327)	$(20,405)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(14,134)	(13,003)
Proceeds from sale of property, plant and equipment	128	3
Purchases of long-term marketable securities	(70)	(496)
Proceeds from sale of long-term marketable securities	561	980
Net cash flows used in investing activities	(13,515)	(12,516)

Cash flows from financing activities:
Proceeds from revolving credit facility	28,205	43,000
Payments on revolving credit facility	(15,693)	(27,283)
Proceeds from sale and leaseback financing arrangements	2,500	15,500
Payments on sale and leaseback financing arrangements	(180)	(264)
Proceeds from equipment financing facility	6,822	4,014
Proceeds from related party debt (Note 18)	1,099	5,776
Repayment of related party debt (Note 18)	(1,096)	(4,251)
Repayments of debt	(334)	(480)
Debt issuance costs	-	(104)
Net cash flows provided by financing activities	21,323	35,908

Effect of exchange rate changes on cash and cash equivalents	(146)	(1,134)

Net (decrease) increase in cash and cash equivalents	(2,665)	1,853
Cash and cash equivalents at beginning of period	8,735	10,337
Cash and cash equivalents at end of period	$6,070	$12,190

Supplemental information:
Income tax payments, net of refunds	$1,787	$959
Interest payments	$5,739	$3,896

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$2,365	$1,009
Finance lease right-of-use assets exchanged for lease liabilities	$144	$1,105
Operating lease right-of-use assets exchanged for lease liabilities	$1,953	$191

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts)

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including original equipment manufacturers and commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through an independent group of sales offices located throughout the United States and Canada.

While the Corporation is currently operating at normal levels, it continues to be challenged by lingering global economic effects of a post-pandemic environment and repercussions from the Russia-Ukraine conflict, among other events, including:

•
Periodic disruptions to the global supply chain for the Corporation, its vendors and its customers,
•
Global inflationary pressures,
•
Depressed business activity in Europe and Asia (specifically China), and
•
Global economic uncertainty.

The Corporation is actively monitoring, and will continue to actively monitor, the geopolitical and economic consequence of these conditions and any other developments relevant to the Corporation's business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2023, the unaudited condensed consolidated statements of operations, comprehensive loss and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022 have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. Effective December 31, 2022, the Corporation changed its method of accounting for the cost of its domestic inventories from the last in, first out (“LIFO”) method to the first in first out (“FIFO”) method. Accordingly, 2022 financial information herein has been restated as if the Corporation had accounted for its domestic inventories on the FIFO method for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation's latest Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses, which adds a new impairment model, known as the current expected credit loss (“CECL”) model, based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies it to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets having a low risk of loss. The guidance became effective for the Corporation, and the Corporation adopted the guidance, effective January 1, 2023 and recorded an adjustment to opening retained deficit of $747 for the expected losses on trade receivables of $271 (Note 2) and insurance receivable - asbestos of $476 (Note 16).

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

The allowance for credit losses on trade receivables was $918 and $763 as of September 30, 2023 and December 31, 2022, respectively.

Note 3 – Inventories

At September 30, 2023 and December 31, 2022, substantially all inventories were valued using the FIFO method. Inventories were comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials	$49,871	$42,736
Work-in-process	55,610	48,809
Finished goods	18,026	23,231
Supplies	7,241	6,963
Inventories	$130,748	$121,739

Note 4 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2023	December 31, 2022
Land and land improvements	$9,711	$9,887
Buildings and leasehold improvements	64,346	62,102
Machinery and equipment	351,480	339,134
Construction-in-process	23,350	16,005
Other	6,840	6,706
	455,727	433,834
Accumulated depreciation and amortization	(299,639)	(278,836)
Property, plant and equipment, net	$156,088	$154,998

The land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), with a book value equal to $2,589 (£2,122) at September 30, 2023, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8). Machinery and equipment purchased with proceeds from the equipment finance facility, with a book value equal to $13,210 at September 30, 2023, are included in construction-in-process and pledged as collateral for the facility (Note 7). The remaining assets, other than real property, of the Corporation are pledged as collateral for the Corporation’s revolving credit facility (Note 7).

Certain land and land improvements and buildings and leasehold improvements are included in the sale and leaseback financing transactions and disbursement agreement (Note 7). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheet.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,953 and $1,777, respectively, as of September 30, 2023 and $3,917 and $1,577, respectively, at December 31, 2022. Depreciation expense approximated $4,295 and $4,117, including depreciation of assets under finance leases of approximately $115 and $77, for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense approximated $12,844 and $12,854, including depreciation of assets under finance leases of approximately $252 and $337, for the nine months ended September 30, 2023 and 2022, respectively.

Note 5 – Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2023	December 31, 2022
Customer relationships	$5,194	$5,375
Developed technology	3,727	3,847
Trade name	2,075	2,167
	10,996	11,389
Accumulated amortization	(6,269)	(6,195)
Intangible assets, net	$4,727	$5,194

Changes in intangible assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$4,859	$5,431	$5,194	$6,204
Amortization of intangible assets	(87)	(89)	(266)	(279)
Other, primarily impact from changes in foreign currency exchange rates	(45)	(372)	(201)	(955)
Balance at end of the period	$4,727	$4,970	$4,727	$4,970

Note 6 – Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2023	December 31, 2022
Customer-related liabilities	$15,763	$16,771
Accrued utilities	1,706	2,484
Accrued sales commissions	1,422	1,681
Other	4,290	3,827
Other current liabilities	$23,181	$24,763

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$5,639	$6,759	$5,193	$7,331
Satisfaction of warranty claims	(304)	(1,100)	(1,280)	(2,226)
Provision for warranty claims, net	62	(22)	1,439	1,078
Other, primarily impact from changes in foreign currency exchange rates	(110)	(357)	(65)	(903)
Balance at end of the period	$5,287	$5,280	$5,287	$5,280

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

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$11,506	$11,626	$10,453	$4,328
Satisfaction of performance obligations	(7,602)	(673)	(17,182)	(6,375)
Receipt of additional deposits	5,266	602	15,886	13,831
Other, primarily impact from changes in foreign currency exchange rates	(22)	(78)	(9)	(307)
Balance at end of the period	$9,148	$11,477	$9,148	$11,477

Note 7 – Debt

Borrowings were comprised of the following:

	September 30, 2023	December 31, 2022
Revolving credit facility	$59,590	$47,078
Sale and leaseback financing obligations	44,242	41,011
Industrial Revenue Bonds	9,191	9,191
Equipment financing facility	13,210	6,388
Finance lease liabilities	1,557	1,803
Outstanding borrowings	127,790	105,471
Debt – current portion	(13,608)	(12,410)
Long-term debt	$114,182	$93,061

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $3,590 and $2,078 at September 30, 2023 and December 31, 2022, respectively. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote.

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

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Effective July 1, 2023, the Corporation migrated London Inter-Bank Offered Rate (“LIBOR”)-based loans to Secured Overnight Financing Rate (“SOFR”)-based loans, in accordance with the provisions specified in the revolving credit facility, coinciding with the discontinuation of LIBOR. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement, as amended. Domestic borrowings from the credit facility bear interest, at the Corporation’s option, at either (i) SOFR, as adjusted, plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. As of September 30, 2023 and December 31, 2022, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the credit facility.

As of September 30, 2023, the Corporation had outstanding borrowings under the revolving credit facility of $59,590. The average interest rate approximated 8.32% and 7.97% for the three and nine months ended September 30, 2023, respectively, and 3.99% for each of the three and nine months ended September 30, 2022. The Corporation also utilizes a portion of the credit facility for letters of credit (Note 9). As of September 30, 2023, remaining availability under the revolving credit facility approximated $21,724, net of standard availability reserves. Deferred financing fees of $485 were incurred in 2021 related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2023.

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

In August 2022, in connection with the Restated Lease, UES and STORE entered into a Disbursement Agreement pursuant to which STORE agreed to provide up to $2,500 to UES towards certain leasehold improvements in the Carnegie, Pennsylvania manufacturing facility. In June 2023, UES received $2,500 of proceeds from the Disbursement Agreement. The annual payments for the Properties (the "Base Annual Rent") have been adjusted to repay the $2,500 over the balance of the initial term of the Restated Lease of 20 years. Advances under the Disbursement Agreement are secured by a first priority security interest in the leasehold improvements.

At September 30, 2023, the Base Annual Rent, including the Disbursement Agreement adjustment, is equal to $3,572, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease. Effective October 1, 2023, the new Base Annual Rent is $3,645, an increase of 2.04%.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements.

The effective interest rate approximated 8.89% and 8.36% for the three and nine months ended September 30, 2023, respectively, and approximated 7.90% for each of the three and nine months ended September 30, 2022. Deferred financing fees of $104 were incurred during the nine months ended September 30, 2022, related to the sale and leaseback transaction completed in August 2022, and are being amortized over the initial term of the Restated Lease of 20 years.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027 and (ii) $2,075 tax-exempt IRB maturing in 2029. Interest accrues on the IRBs at a floating rate which approximated 5.12% and 4.72% for the three and nine months ended September 30, 2023, respectively, and 2.43% and 1.40% for the three and nine months ended September 30, 2022, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

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

Effective July 1, 2023, UES and Clarus amended the Master Loan and Security Agreement increasing the interest rate on each Term Loan from an annual fixed rate of 8% to an annual fixed rate of 10.25%. Once converted from a Term Loan to a Term Note, interest will accrue on the Term Note at a fixed rate to be calculated by Clarus as the like-term swap rate, as reported in ICE Benchmark, or such other information service available to Clarus, for the week ending immediately prior to the commencement date for such Term Note, plus 4.5%.

The Term Loans and Term Notes will be secured by a first priority security interest in and to all of UES’s rights, title and interests in the underlying equipment.

At September 30, 2023, $13,210 was outstanding as Term Loans.

Note 8 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Nine Months Ended September 30,
	2023	2022
U.S. defined benefit pension plans	$207	$236
Foreign defined benefit pension plans	377	388
Other postretirement benefits (e.g., net payments)	325	359
U.K. defined contribution pension plan	175	193
U.S. defined contribution plan	2,002	2,778

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans	2023	2022	2023	2022
Service cost	$10	$13	$29	$38
Interest cost	2,483	1,546	7,450	4,639
Expected return on plan assets	(3,596)	(3,302)	(10,788)	(9,905)
Amortization of prior service cost	2	2	5	5
Amortization of actuarial loss	30	558	91	1,674
Net benefit income	$(1,071)	$(1,183)	$(3,213)	$(3,549)

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2023	2022	2023	2022
Service cost	$87	$85	$225	$223
Interest cost	468	256	1,391	821
Expected return on plan assets	(487)	(463)	(1,446)	(1,484)
Amortization of prior service credit	(70)	(65)	(207)	(210)
Amortization of actuarial loss	152	75	451	242
Net benefit expense (income)	$150	$(112)	$414	$(408)

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2023	2022	2023	2022
Service cost	$43	$59	$128	$176
Interest cost	98	55	293	165
Amortization of prior service credit	(256)	(299)	(768)	(897)
Amortization of actuarial (gain) loss	(81)	6	(242)	19
Net benefit income	$(196)	$(179)	$(589)	$(537)

Note 9 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of September 30, 2023 equaled $19,398, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of September 30, 2023 approximated $3,111 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

The Corporation has undertaken a $26,000 capital program to upgrade existing equipment at certain of its FCEP locations. The capital program is anticipated to be substantially complete by December 31, 2023. At September 30, 2023, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $7,300.

See Note 12 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

Note 10 – Equity Rights Offering

In September 2020, the Corporation completed an equity-rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three and nine months ended September 30, 2023, the Corporation received no proceeds from shareholders from the exercise of Series A warrants.

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

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2023 and 2022 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	(2,113)	(683)	(133)	(2,929)	(537)	(2,392)
Balance at September 30, 2023	$(28,283)	$(33,306)	$19	$(61,570)	$(766)	$(60,804)

Balance at January 1, 2022	$(14,322)	$(40,563)	$277	$(54,608)	$498	$(55,106)
Net change	(19,787)	2,274	(701)	(18,214)	(996)	(17,218)
Balance at September 30, 2022	$(34,109)	$(38,289)	$(424)	$(72,822)	$(498)	$(72,324)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of unrecognized employee benefit costs:
Other (loss) income – net	$(223)	$277	$(670)	$833
Income tax (provision) benefit	(12)	4	(58)	-
Net of tax	$(235)	$281	$(728)	$833
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(7)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	146	386	(33)	132
Total before income tax	140	379	(53)	112
Income tax (provision) benefit	(5)	(12)	1	(4)
Net of tax	$135	$367	$(52)	$108

The income tax effect associated with the various components of other comprehensive loss for the three and nine months ended September 30, 2023 and 2022 is summarized below. Amounts in parentheses represent credits to net income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$-	$-	$-	$-
Fair value of cash flow hedges	-	(7)	3	(25)
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	(12)	4	(58)	-
Settlement of cash flow hedges	(5)	(12)	1	(4)

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2023, approximately 46%, or $2,771, of anticipated copper purchases over the next ten months and 56%, or $565, of anticipated aluminum purchases over the next six months are hedged. At September 30, 2022, approximately 33%, or $2,196, of anticipated copper purchases over the next 10 months and 40%, or $812, of anticipated aluminum purchases over the next 10 months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At September 30, 2023, the Corporation has purchase commitments covering approximately 32%, or $2,942, of anticipated natural gas usage through December 31, 2025 for one of its subsidiaries and approximately 21%, or $1,116, of anticipated electricity usage through December 31, 2025 for one of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $812 and $2,249 for the three and nine months ended September 30, 2023, respectively. Purchases of natural gas and electricity under previously existing commitments equaled $438 and $2,676 for the three and nine months ended September 30, 2022, respectively.

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

Gain (loss) on foreign exchange transactions included in other income – net equaled $892 and $(267) for the three and nine months ended September 30, 2023, respectively, and $1,809 and $3,368 for the three and nine months ended September 30, 2022, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2023 and 2022 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended September 30, 2023	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$94	$-	$6	$88
Futures contracts – copper and aluminum	(229)	19	(141)	(69)
	$(135)	$19	$(135)	$19
Three Months Ended September 30, 2022
Foreign currency purchase contracts	$122	$-	$7	$115
Futures contracts – copper and aluminum	(662)	(251)	(374)	(539)
	$(540)	$(251)	$(367)	$(424)
Nine Months Ended September 30, 2023
Foreign currency purchase contracts	$108	$-	$20	$88
Futures contracts – copper and aluminum	44	(81)	32	(69)
	$152	$(81)	$52	$19
Nine Months Ended September 30, 2022
Foreign currency purchase contracts	$135	$-	$20	$115
Futures contracts – copper and aluminum	142	(809)	(128)	(539)
	$277	$(809)	$(108)	$(424)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations		2023	2022	2023	2022
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$7	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(72)	$(146)	$(386)	$33	$(132)

Note 13 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2023
Investments
Other noncurrent assets	$3,098	$-	$-	$3,098
As of December 31, 2022
Investments
Other noncurrent assets	$3,353	$-	$-	$3,353

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

Note 14 – Net Sales and Income Before Income Taxes

Net sales and income before income taxes by geographic area for the three and nine months ended September 30, 2023 and 2022 are outlined below. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions. Substantially all foreign net sales for each of the periods are attributable to the FCEP segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2023	2022	2023	2022
United States	$63,118	$56,535	$182,247	$164,167
Foreign	39,100	43,112	131,985	132,488
	$102,218	$99,647	$314,232	$296,655

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Before Income Taxes	2023	2022	2023	2022
United States (1)	$350	$(857)	$(3,119)	$1,422
Foreign	961	3,255	6,876	4,260
	$1,311	$2,398	$3,757	$5,682
(1)
Includes Corporate costs of $3,182 and $2,929 for the three months ended September 30, 2023 and 2022, respectively, and $9,959 and $8,435 for the nine months ended September 30, 2023 and 2022, respectively, which represent operating costs of the corporate office not allocated to the segments.

Net sales by product line for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Forged and cast mill rolls	$68,325	$66,653	$213,027	$193,946
FEP	5,300	8,858	14,977	35,902
Heat exchange coils	10,068	8,532	31,808	22,483
Air handling systems	9,357	8,457	27,453	22,133
Centrifugal pumps	9,168	7,147	26,967	22,191
	$102,218	$99,647	$314,232	$296,655

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and nine months ended September 30, 2023 equaled $520 and $1,630, respectively, and for the three and nine months ended September 30, 2022, equaled $684 and $1,512, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2023 and 2022 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Nine Months Ended September 30,
	2023	2022
Total claims pending at the beginning of the period	6,259	6,097
New claims served	984	978
Claims dismissed	(647)	(220)
Claims settled	(305)	(288)
Total claims pending at the end of period (1)	6,291	6,567
Administrative closures (2)	(2,903)	(2,908)
Total active claims at the end of the period	3,388	3,659
Gross settlement and defense costs paid in period (in 000’s)	$16,221	$14,683
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$17.04	$28.90
(1)
Included as “total claims pending” are approximately 1,642 and 658 claims at September 30, 2023 and 2022, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

The following table summarizes activity relating to Asbestos Liability for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Asbestos liability, beginning of the year	$153,575	$180,314
Settlement and defense costs paid	(16,221)	(14,683)
Asbestos liability, end of the period	$137,354	$165,631

The following table summarizes activity relating to insurance recoveries for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Insurance receivable – asbestos, beginning of the year, as reported	$105,910	$121,297
Impact of adoption of new accounting standard	(476)	-
Insurance receivable – asbestos, beginning of the year, as adjusted	105,434	121,297
Settlement and defense costs paid by insurance carriers	(9,041)	(7,748)
Insurance receivable – asbestos, end of the period	$96,393	$113,549

In conjunction with the adoption of the CECL accounting standard as of January 1, 2023, the Corporation established an allowance for expected credit losses of $476 reducing the insurance receivable to its estimated net realizable value. The allowance for expected credit losses is estimated based on historical insolvency experience, expected time frame until collection of insurance claim and assessments of current creditworthiness of insurers. The balance of the insurance receivable does not assume any recovery from insolvent carriers. A substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, there will not be insolvencies among the relevant insurance carriers, or the assumed percentage recoveries for certain carriers will prove correct. During the third quarter of 2023, the Corporation received $191 of proceeds from an insolvent asbestos-related insurance carrier, which is recorded as Credit for Asbestos Litigation in the accompanying condensed consolidated statements of operations.

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

Note 17 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at September 30, 2023 and December 31, 2022.

Note 18 – Related Parties

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”) periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% and 5.00% for each of the three and nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, ATR paid $5 (RMB 35) of interest. For the nine months ended September 30, 2022, ATR paid $943 (RMB 6,241) of interest. No interest was outstanding as of September 30, 2023 or December 31, 2022.

Loan activity for the nine months ended September 30, 2023 and 2022 was as follows:

	Nine Months Ended September 30,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Balance at beginning of the period	$-	-	$-	-
Borrowings	1,099	7,604	5,776	38,470
Repayments	(1,096)	(7,604)	(4,251)	(27,618)
Foreign exchange	(3)	-	-	-
Balance at end of the period	$-	-	$1,525	10,852

Sales to and purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Purchases from related parties	$1,913	13,752	$1,020	7,539
Sales to related parties	$18	346	$2,419	16,620

	Nine Months Ended September 30,
	2023	2023	2022	2022
	USD	RMB	USD	RMB
Purchases from related parties	$5,236	36,885	$6,838	45,251
Sales to related parties	$2,741	19,306	$6,959	46,049

Balances outstanding with ATR's minority shareholder and its affiliates as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	September 30, 2023	December 31, 2022	December 31, 2022
	USD	RMB	USD	RMB
Accounts receivable from related parties	$133	974	$1,066	7,352
Accounts payable to related parties	$876	6,392	$412	2,841
Other current liabilities:
Customer deposits	$380	2,772	$368	2,542

Note 19 – Business Segments

Presented below are the net sales and income before income taxes for the Corporation’s two business segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Forged and Cast Engineered Products	$73,625	$75,511	$228,004	$229,848
Air and Liquid Processing	28,593	24,136	86,228	66,807
Total Reportable Segments	$102,218	$99,647	$314,232	$296,655
Income before income taxes:
Forged and Cast Engineered Products (1)	$1,448	$215	$7,576	$2,092
Air and Liquid Processing (2)	3,456	2,917	9,386	8,177
Total Reportable Segments	4,904	3,132	16,962	10,269
Other expense, including corporate costs	(3,593)	(734)	(13,205)	(4,587)
Total	$1,311	$2,398	$3,757	$5,682

(1) Income before income taxes for the Forged and Cast Engineered Products segment for the nine months ended September 30, 2023 includes proceeds of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation's foreign operations by its local government. No future performance or conditions exist related to the reimbursement and, currently, no further reimbursements are expected.

(2) Income before income taxes for the Air and Liquid Processing segment for the three and nine months ended September 30, 2023 includes proceeds of approximately $191 from an insolvent asbestos-related insurance carrier.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, contain statements referencing forward-looking information, including, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, sales and production levels, restructurings, the impact from global pandemics and international conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, completion of the Corporation's strategic capital program, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•
economic downturns, cyclical demand for our products and insufficient demand for our products,
•
excess global capacity in the steel industry,
•
fluctuations in the value of the U.S. dollar relative to other currencies,
•
increases in commodity prices or insufficient hedging against increases in commodity prices, reductions in electricity and natural gas supply or shortages of key production materials for us or our customers,
•
limitations in availability of capital to fund our strategic plan,
•
inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations,
•
inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures necessary to support our growth strategy,
•
inoperability of certain equipment on which we rely and/or our inability to execute our capital plan,
•
impairment of our long-lived assets as a result of any of these, or a combination of these, risks and uncertainties,
•
liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries,
•
changes in the existing regulatory environment,
•
inability to successfully restructure our operations and/or invest in operations yielding the best long-term value to our shareholders,
•
consequences of global pandemics and international conflicts,
•
work stoppage or another industrial action on the part of any of our unions,
•
inability to satisfy the continued listing requirements of the New York Stock Exchange or the NYSE American Exchange,
•
potential attacks on information technology infrastructure and other cyber-based business disruptions,
•
failure to maintain an effective system of internal control, and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our latest Annual Report on Form 10-K for the year ended December 31, 2022, and as supplemented by the risks described herein and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including original equipment manufacturers and commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment distributes a significant portion of its products through an independent group of sales offices located throughout the United States and Canada.

Executive Overview

While the Corporation is currently operating at normal levels, it continues to be challenged by lingering global economic effects of a post-pandemic environment and repercussions from the Russia-Ukraine conflict, among other events, including:

•
Periodic disruptions to the global supply chain for the Corporation, its vendors and its customers,
•
Global inflationary pressures,
•
Depressed business activity in Europe and Asia (specifically China), and
•
Global economic uncertainty.

The Corporation is actively monitoring, and will continue to actively monitor, the geopolitical and economic consequence of these conditions and any other developments relevant to the Corporation's business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

For the FCEP segment, the forged roll market in North America has improved, driven by U.S. domestic demand, and better pricing. However, expectations are for flat to declining demand during the first half of 2024 with recovery in the second half of 2024. Improved pricing and increased market share will help minimize the impact of this decline. The cast roll market has softened, which is expected to continue for the remainder of 2023 and into 2024, as Europe experiences economic uncertainty, the entry of low-priced product from China and relatively high cast roll inventories. The FEP market continues to be challenged by increased imports and high 2022 year-end inventory levels at bar distributors. In February 2023, Union Electric Steel Corporation, a wholly owned subsidiary of the Corporation, (“UES”) announced a price increase on all new quotations and orders for forged and cast roll products. The primary focus for this segment is to maintain a strong position in the roll market; continue diversification and development of FEP for use in other industries; improve operational efficiency at its facilities; and complete its capital equipment investment to upgrade existing equipment with a goal of reducing operating costs, improving reliability and increasing FEP capacity and capabilities.

The ALP businesses are benefiting from steady demand and increased market share but are facing increasing production and transportation costs and supply chain issues. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities and continue to improve its sales distribution network.

Selected Financial Information

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Net Sales:
Forged and Cast Engineered Products	$73,625	$75,511	$(1,886)	$228,004	$229,848	$(1,844)
Air and Liquid Processing	28,593	24,136	4,457	86,228	66,807	19,421
Consolidated	$102,218	$99,647	$2,571	$314,232	$296,655	$17,577

Income from Operations:
Forged and Cast Engineered Products	$1,448	$215	$1,233	$7,576	$2,092	$5,484
Air and Liquid Processing	3,456	2,917	539	9,386	8,177	1,209
Corporate costs	(3,182)	(2,929)	(253)	(9,959)	(8,435)	(1,524)
Consolidated	$1,722	$203	$1,519	$7,003	$1,834	$5,169

				September 30, 2023	December 31, 2022	Change
Backlog:
Forged and Cast Engineered Products				$260,396	$252,165	$8,231
Air and Liquid Processing				142,786	116,853	25,933
Consolidated				$403,182	$369,018	$34,164

Net sales approximated $102,218 and $99,647 for the three months ended September 30, 2023 and 2022, respectively, and $314,232 and $296,655 for the nine months ended September 30, 2023 and 2022, respectively. The increase is attributable to higher sales for the ALP segment. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $1,722 and $203 for the three months ended September 30, 2023 and 2022, respectively, and $7,003 and $1,834 for the nine months ended September 30, 2023 and 2022, respectively. Included in operating income for the three and nine months ended September 30, 2023 is a credit of approximately $191 for proceeds received from an insolvent asbestos-related insurance carrier (the “Asbestos-Related Credit”) and, for the nine months ended September 30, 2023, a credit of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation's foreign operations by its local government (the “Foreign Energy Credit”). Included in operating income for the nine months ended September 30, 2022 is a charge of approximately $664 for excess COVID-19 subsidies received in 2020 and returned in 2022 (the “Refund of Excess COVID-19 Subsidies”) and a benefit of approximately $1,431 resulting from a change in how certain employees earn certain benefits (the “Change in Employee Benefit Policy”). A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $403,182 as of September 30, 2023 versus $369,018 as of December 31, 2022. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 69% of the backlog is expected to be released after 2023. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended September 30, 2023 and 2022 approximated 82.7% and 84.4%, respectively, and for the nine months ended September 30, 2023 and 2022 approximated 81.6% and 84.2%, respectively. While gross margins for the ALP segment for each of the current year periods were less when compared to the same periods of the prior year, primarily as a result of higher costs and an unfavorable product mix, gross margins for the FCEP segment continue to improve primarily as a result of higher pricing. Costs of products sold, excluding depreciation and amortization, for the nine months ended September 30, 2023 include the Foreign Energy Credit. Costs of products sold, excluding depreciation and amortization, for the nine months ended September 30, 2022 included the Refund of Excess COVID-19 Subsidies and approximately $411 of the benefit from the Change in Employee Benefit Policy.

Selling and administrative expenses approximated $11,821 and $11,089 for the three months ended September 30, 2023 and 2022, respectively, and $38,101 and $31,941 for the nine months ended September 30, 2023 and 2022, respectively. Selling and administrative expenses for the 2023 periods include higher employee-related costs and a higher inflationary effect on costs whereas selling and administrative expenses for the first nine months of 2022 include approximately $1,020 of the benefit from the Change in Employee Benefit Policy.

Credit for asbestos litigation of $191 in 2023 represents a credit for proceeds received from an insolvent asbestos-related insurance carrier.

Investment-related income relates primary to dividends from one of the Corporation's Chinese joint ventures. In the third quarter of 2023 and 2022, the Chinese joint venture declared dividends totaling $92 and $504 for the Corporation, respectively.

Interest expense approximated $2,468 and $1,486 for the three months ended September 30, 2023 and 2022, respectively, and $6,784 and $3,684 for the nine months ended September 30, 2023 and 2022, respectively. The increase for the current year periods when compared to the same periods of the prior year is principally due to:

•
Interest on the sale and leaseback financing transactions and the equipment financing arrangement completed during the second half of 2022,
•
Higher average interest rates for 2023 versus 2022, and
•
Higher average borrowings outstanding under the revolving credit facility in 2023 versus 2022.

Other income – net is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Net pension and other postretirement income	$1,257	$1,631	$(374)	$3,770	$4,931	$(1,161)
Gain (loss) on foreign exchange transactions	892	1,809	(917)	(267)	3,368	(3,635)
Unrealized (loss) gain on Rabbi trust investments	(207)	(276)	69	41	(1,292)	1,333
Other	17	10	7	(120)	12	(132)
	$1,959	$3,174	$(1,215)	$3,424	$7,019	$(3,595)

Other income – net fluctuated period over period due to:

•
Lower pension and other postretirement income due to higher interest costs on employee benefit obligations as a result of higher discount rates;
•
Changes in foreign exchange gains and losses, and
•
Changes in unrealized gains and losses in the market value of the Rabbi trust investments corresponding to the volatility in the financial markets.

Income tax provision for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each of the periods include the effects of changes in the pre-tax income of the Corporation’s profitable operations in each jurisdiction. In late 2022, as a result of significant increases in energy costs for the U.K. resulting from the Russia-Ukraine conflict, the Corporation moved certain of its cast roll production from the U.K. to Sweden. Accordingly, profitability of the Corporation's U.K. operations has declined and profitability of the Corporation's Sweden operations has increased. While the associated tax expense for the Corporation's U.K. operations also has declined, there is no corresponding increase in tax expense for the Sweden operations given net operating loss carryforwards, fully offset by valuation allowances.

Valuation allowances are recorded against the majority of the Corporation's deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation's current earnings and anticipated future earnings in Sweden, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation's consolidated balance sheet and a decrease to the Corporation's income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

Conversely, given the Corporation's current losses in the U.K. and anticipated changes to the net deferred tax position in the U.K., the Corporation believes there is a reasonable possibility within the next 12 months, sufficient negative evidence may become available to conclude a valuation allowance is warranted on the net deferred income tax assets of the Corporation's U.K. operations. Creation of a new valuation allowance would result in the derecognition of deferred income tax assets on the Corporation's consolidated balance sheet and an increase to the Corporation's income tax expense in the period the valuation allowance is established. The exact timing and the amount of the valuation allowance established are subject to, among many items, the level of profitability achieved.

The income tax provision for the three and nine months ended September 30, 2022 includes expense of $316 resulting from the revaluation of the deferred income tax assets of the ALP segment following new legislation enacted in 2022, which will decrease the Pennsylvania state income tax rate from 9.99% to 4.99% by 2031.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh equaled $809 and $0.04 per common share and $1,123 and $0.06 per common share for the three months ended September 30, 2023 and 2022, respectively, and $1,908 and $0.10 per common share and $3,879 and $0.20 per common share for the nine months ended September 30, 2023 and 2022, respectively.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the three months ended September 30, 2023 include an after-tax benefit of $185 or $0.01 per common share associated with the Asbestos-Related Credit.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the nine months ended September 30, 2023 include an after-tax benefit of $2,059 or $0.11 per common share associated with the Asbestos-Related Credit and the Foreign Energy Credit.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the three months ended September 30, 2022 include expense of $316 or $0.02 per common share for the revaluation of certain deferred income tax assets of the ALP segment following new legislation enacted in 2022, which will decrease the Pennsylvania state income tax rate.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the nine months ended September 30, 2022 include a net benefit of $427 or $0.02 per common share for the after-tax benefit from the Change in Employee Benefit Policy of $1,407 offset by the after-tax charge associated with the Refund of Excess COVID-19 Subsidies of $664 and the revaluation of certain deferred income tax assets of the ALP segment associated with the change in the Pennsylvania state income tax rate of $316.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Net Sales:
Forged and cast mill rolls	$68,325	$66,653	$1,672	$213,027	$193,946	$19,081
FEP	5,300	8,858	(3,558)	14,977	35,902	(20,925)
	$73,625	$75,511	$(1,886)	$228,004	$229,848	$(1,844)

Income from Operations	$1,448	$215	$1,233	$7,576	$2,092	$5,484

				September 30, 2023	December 31, 2022	Change
Backlog				$260,396	$252,165	$8,231

Net sales for the three and nine months ended September 30, 2023, when compared to the three and nine months ended September 30, 2022, were impacted by:

•
Lower volume of FEP shipments, which decreased net sales by approximately $4,300 and $22,500 for the three and nine months ended September 30, 2023, respectively;

•
Lower volume of cast roll shipments, which decreased net sales by approximately $3,800 and $4,000 for the three and nine months ended September 30, 2023, respectively;
•
Lower variable-index surcharges passed through to customers as a result of fluctuation in the price of raw material, energy and transportation, net of improved pricing, which decreased net sales by approximately $3,100 for the three months ended September 30, 2023; however, improved pricing, net of lower variable-index surcharges, increased net sales by approximately $9,400 for the nine months ended September 30, 2023;
•
Higher volume of forged roll shipments, which increased net sales by approximately $8,900 and $19,000 for the three and nine months ended September 30, 2023, respectively; and
•
Changes in exchange rates used to translate the net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales by approximately $600 for the three months ended September 30, 2023 and decreased net sales by approximately $3,700 for the nine months ended September 30, 2023.

Income from operations for the three and nine months ended September 30, 2023, when compared to the same periods of the prior year, were impacted by:

•
Improved pricing, net of lower variable-index surcharges and fluctuations in manufacturing costs, which increased operating results by approximately $1,400 and $7,900 for the three and nine months ended September 30, 2023, respectively;
•
Net benefit resulting from the Foreign Energy Credit in 2023 versus the Refund of Excess COVID-19 Subsidies and the Change in Employee Benefit Policy in 2022, which improved operating income by approximately $2,000 for the nine months ended September 30, 2023, respectively;
•
Lower absorption resulting from the temporary and periodic idling of certain equipment to align production with customer demand, which reduced operating results by approximately $600 and $1,300 for the three and nine months ended September 30, 2023, respectively;
•
Selling and administrative expenses, principally due to changes in employee-related costs, increased operating results by approximately $600 for the three months ended September 30, 2023, but decreased operating results by approximately $1,300 for the nine months ended September 30, 2023; and
•
Lower net volume of shipments, which reduced operating results by approximately $200 and $1,900 for the three and nine months ended September 30, 2023, respectively.

Changes in exchange rates did not have a significant impact on operating results for the three and nine months ended September 30, 2023 when compared to the three and nine months ended September 30, 2022.

Backlog increased at September 30, 2023 from December 31, 2022 by $8,231. The backlog for mill roll orders at September 30, 2023 increased from December 31, 2022 by approximately $18,100 with backlog for forged rolls increasing, driven by U.S. domestic demand and better pricing, and backlog for cast rolls decreasing due to economic uncertainty across Europe, the entry of low-priced product from China and relatively high cast roll inventories. The backlog for FEP decreased at September 30, 2023 from December 31, 2022 by approximately $6,400 due to softening of the energy and steel distribution markets and increased imports. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar decreased backlog at September 30, 2023 when compared to backlog at December 31, 2022 by approximately $3,400. At September 30, 2023, approximately 64% of backlog is expected to ship after 2023.

Air and Liquid Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Net Sales:
Heat exchange coils	$10,068	$8,532	$1,536	$31,808	$22,483	$9,325
Air handling systems	9,357	8,457	900	27,453	22,133	5,320
Centrifugal pumps	9,168	7,147	2,021	26,967	22,191	4,776
	$28,593	$24,136	$4,457	$86,228	$66,807	$19,421

Income from Operations	$3,456	$2,917	$539	$9,386	$8,177	$1,209

				September 30, 2023	December 31, 2022	Change
Backlog				$142,786	$116,853	$25,933

Net sales for the three and nine months ended September 30, 2023 improved over the comparable prior year periods by approximately $4,500 and $19,400, respectively. More specifically,

•
Sales of heat exchange coils benefited from a higher volume of shipments to commercial customers and, for the nine months ended September 30, 2023, to industrial customers.
•
Sales of air handling systems improved due to increased order intake.
•
Sales of centrifugal pumps increased from a higher volume of shipments to commercial customers and U.S. Navy-related customers.

Operating income for the three and nine months ended September 30, 2023 improved when compared to the three and nine months ended September 30, 2022 principally due to:

•
Higher volume of sales, net of higher costs and an unfavorable product mix, which improved operating results by approximately $700 and $3,400 for the three and nine months ended September 30, 2023, respectively; and
•
The Asbestos-Related Credit of $191 for the three and nine months ended September 30, 2023; offset by
•
Higher selling and administrative costs of approximately $300 and $1,700 for the three and nine months ended September 30, 2023, respectively, primarily as a result of higher commissions and employee-related costs including costs associated with expansion of the segment’s sales distribution network; and
•
Recognition of a $680 benefit to operating income for the nine months ended September 30, 2022 resulting from the Change in Employee Benefit Policy.

Backlog at September 30, 2023 increased from December 31, 2022 by $25,933 with backlog for each product line improving. At September 30, 2023, approximately 78% of backlog is expected to ship after 2023.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations, which is calculated as income from operations excluding the Asbestos-Related Credit, the Foreign Energy Credit, the Refund of Excess COVID-19 Subsidies and the Change in Employee Benefit Policy. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies. Non-GAAP financial measures should be viewed as supplements to, and not substitutes for, the Corporation's presentation of the applicable most directly comparable GAAP financial measures.

The Corporation has presented non-GAAP adjusted income from operations because the Corporation's management and Board of Directors believe it is a key measure to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing the business. This non-GAAP financial measure excludes significant charges or credits, that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that could otherwise be masked by the effect of the items that it excludes from adjusted income from operations. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance benefits similar to the Asbestos-Related Credit, the Foreign Energy Credit and the Change in Employee Benefit Policy or costs similar to the Refund of Excess COVID-19 Subsidies will not occur in future periods.

The adjustments reflected in adjusted income from operations are pre-tax. The tax impact associated with the adjustments is not significant due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the majority of the jurisdictions where the expense and income are recognized.

The following is a reconciliation of income from operations to non-GAAP adjusted income from operations for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from operations, as reported (GAAP)	$1,722	$203	$7,003	$1,834
Asbestos-Related Credit (1)	(191)	-	(191)	-
Foreign Energy Credit (2)	-	-	(1,874)	-
Refund of Excess COVID-19 Subsidies (3)	-	-	-	664
Change in Employee Benefit Policy (4)	-	-	-	(1,431)
Income from operations, as adjusted (Non-GAAP)	$1,531	$203	$4,938	$1,067

(1)
Represents proceeds received from an insolvent asbestos-related insurance carrier.
(2)
Represents reimbursement of past energy costs at one of the Corporation's foreign operations by its local government.
(3)
Represents excess COVID-19 subsidies received in 2020 and returned in 2022.
(4)
Represents benefit resulting from a change in how certain employees earn certain benefits.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2023	2022	Change
Net cash flows used in operating activities	$(10,327)	$(20,405)	$10,078
Net cash flows used in investing activities	(13,515)	(12,516)	(999)
Net cash flows provided by financing activities	21,323	35,908	(14,585)
Effect of exchange rate changes on cash and cash equivalents	(146)	(1,134)	988
Net (decrease) increase in cash and cash equivalents	(2,665)	1,853	(4,518)
Cash and cash equivalents at beginning of period	8,735	10,337	(1,602)
Cash and cash equivalents at end of period	$6,070	$12,190	$(6,120)

Net cash flows used in operating activities equaled $(10,327) and $(20,405) for the nine months ended September 30, 2023 and 2022, respectively, and principally is attributable to the Corporation's investment in working capital. The change in net cash flows used in operating activities for the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022 primarily is due to lower investment in working capital. Net cash flows used in operating activities for 2023 include proceeds from the Asbestos-Related Credit and the Foreign Energy Credit. Net cash flows used in operating activities for 2022 include repayment of the Refund of Excess COVID-19 Subsidies.

Net cash flows used in investing activities equaled $(13,515) and $(12,516) for the nine months ended September 30, 2023 and 2022, respectively, and primarily represented capital expenditures for the FCEP segment related to the $26,000 capital program undertaken to upgrade existing equipment at certain of its locations. The capital program is anticipated to be substantially completed by December 31, 2023. At September 30, 2023, commitments for future capital expenditures, including those associated with the FCEP capital program, approximated $7,300 which is expected to be spent over the next 12-15 months.

Net cash flows provided by financing activities equaled $21,323 and $35,908 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $14,585 primarily due to:

•
Lower net borrowings from the Corporation’s revolving credit facility of $3,205;
•
Lower proceeds from the sale and leaseback financing arrangements of $15,500; and
•
Lower net proceeds from related-party borrowings of $1,522; offset by
•
Higher proceeds from the equipment financing facility of $2,808 and
•
Proceeds from the Disbursement Agreement for leasehold improvements between UES and Store Capital Acquisitions, LLC of $2,500.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $2,665 during 2023 and ended the period at $6,070 in comparison to $8,735 at December 31, 2022. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of September 30, 2023, remaining availability under the revolving credit facility approximated $21,724, net of standard availability reserves.

Availability under the Corporation’s equipment financing facility is expected to be sufficient to finance the remaining expenditures associated with the capital program for the FCEP segment, in the time frame currently anticipated. At September 30, 2023, availability under the equipment financing facility approximated $6,790. Each borrowing on the equipment financing facility will constitute a secured loan transaction (each, a “Term Loan”). Each Term Loan will convert to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) December 29, 2023. Each Term Note will have a term of 84 months, with payment commencing on the date of the Term Note. Since a significant portion of the Corporation's debt includes variable interest, increases in the underlying benchmark rates will increase the Corporation's debt service costs.

Valuation allowances are recorded against the majority of the Corporation's deferred income tax assets. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation's consolidated balance sheet and a decrease to the Corporation's income tax expense in the period the release is recorded but would not impact the liquidity of the Corporation. Similarly, any new valuation allowance against the Corporation's deferred income tax assets would result in the derecognition of deferred income tax assets on the Corporation's consolidated balance sheet and an increase to the Corporation's income tax expense in the period the valuation allowance is created but would not impact the Corporation's liquidity.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded, as of September 30, 2023, the Corporation’s disclosure controls and procedures were not effective due to material weaknesses (as defined in SEC Rule 12b-2) in its internal control over financial reporting.

Previously reported material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, management determined there were material weaknesses related to (i) the accounting for the claims asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid Systems Corporation (“Asbestos Liability”) and (ii) management review control activities related to the tax accounting for a non-routine transaction. Although substantial progress has been made in the Corporation’s remediation plan (discussed below), the Corporation’s management has concluded these material weaknesses continue to exist as of September 30, 2023.

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

Item 1A Risk Factors

In addition to the risks set forth below and elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” included under Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could adversely affect our business, financial condition and results of operations.

Impact on financial institutions may affect our access, or our customers’ access to, capital resources.

In the first quarter of 2023, several financial institutions failed or required outside liquidity support. The impact of this situation could place additional stress on other financial institutions, which may limit our, or our customers', access to short-term financing or result in higher interest rates. Our inability to access, or our customers' inability to access, short-term financing at competitive rates may adversely affect our liquidity, financial condition or results of operations.

We may not be able to scale our operational capacity in line with demand for our products.

Demand for our products, particularly in our Air & Liquid Processing segment, may grow at a pace that exceeds our operational capacity, including our manufacturing capabilities. We may be required to expand our facilities or contract with third parties to meet such growth, which we may not be able to do in a timely manner, if at all. If we are required to expand our facilities to meet growth in client demand, we may not have access to sufficient capital resources to expand in a timely manner, if at all. As a result, we may not be able to maximize sales growth and, therefore, could lose opportunities to produce additional revenue.

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2023, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 14, 2023	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 14, 2023	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer