Form 10-Q
period 2024-03-31
AMPCO PITTSBURGH CORP
filed 2024-05-13
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 7, 2024, 19,865,749 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$10,829	$7,286
Trade receivables, less allowance for credit losses of $893 as of March 31, 2024 and $975 as of December 31, 2023	84,281	78,939
Trade receivables from related parties	—	912
Inventories	123,079	124,694
Insurance receivable – asbestos	15,000	15,000
Contract assets	5,510	4,452
Other current assets	5,075	5,370
Total current assets	243,774	236,653
Property, plant and equipment, net	155,382	158,732
Operating lease right-of-use assets	4,569	4,767
Insurance receivable – asbestos, less allowance for credit losses of $708 as of March 31, 2024 and December 31, 2023	141,960	145,245
Deferred income tax assets	3,160	3,160
Intangible assets, net	4,652	4,947
Investments in joint ventures	2,175	2,175
Prepaid pensions	4,973	4,951
Other noncurrent assets	5,163	5,024
Total assets	$565,808	$565,654
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,387	$36,830
Accounts payable to related parties	1,068	401
Accrued payrolls and employee benefits	14,537	14,703
Debt – current portion	14,805	12,271
Operating lease liabilities – current portion	927	946
Asbestos liability – current portion	24,000	24,000
Other current liabilities	29,011	27,734
Total current liabilities	125,735	116,885
Employee benefit obligations	40,192	41,684
Asbestos liability	207,772	214,679
Long-term debt	116,171	116,382
Noncurrent operating lease liabilities	3,642	3,822
Deferred income tax liabilities	538	543
Other noncurrent liabilities	4,519	88
Total liabilities	498,569	494,083
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,729 shares as of March 31, 2024 and December 31, 2023	19,729	19,729
Additional paid-in capital	177,542	177,196
Retained deficit	(75,714)	(72,997)
Accumulated other comprehensive loss	(65,257)	(62,989)
Total Ampco-Pittsburgh shareholders’ equity	56,300	60,939
Noncontrolling interest	10,939	10,632
Total shareholders’ equity	67,239	71,571
Total liabilities and shareholders’ equity	$565,808	$565,654

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales:
Net sales	$110,025	$102,383
Net sales to related parties	190	2,420
Total net sales	110,215	104,803
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	92,490	86,372
Selling and administrative	12,973	12,187
Depreciation and amortization	4,670	4,374
Gain on disposal of assets	—	(123)
Total operating costs and expenses	110,133	102,810
Income from operations	82	1,993
Other expense - net:
Investment-related income	19	9
Interest expense	(2,757)	(2,071)
Other income – net	904	1,367
Total other expense - net	(1,834)	(695)
(Loss) income before income taxes	(1,752)	1,298
Income tax provision	(454)	(313)
Net (loss) income	(2,206)	985
Less: Net income attributable to noncontrolling interest	511	309
Net (loss) income attributable to Ampco-Pittsburgh	$(2,717)	$676

Net (loss) income per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$(0.14)	$0.03
Diluted	$(0.14)	$0.03

Weighted-average number of common shares outstanding:
Basic	19,729	19,404
Diluted	19,729	19,404

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(2,206)	$985
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(2,445)	1,912
Unrecognized employee benefit costs (including effects of foreign currency translation)	93	(149)
Fair value of cash flow hedges	52	178
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	(183)	(195)
Settlements of cash flow hedges	11	(114)
Other comprehensive (loss) income	(2,472)	1,632
Comprehensive (loss) income	(4,678)	2,617
Less: Comprehensive income attributable to noncontrolling interest	307	348
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(4,985)	$2,269

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended March 31, 2024	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total

Balance at January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		346				346
Comprehensive income (loss):
Net (loss) income			(2,717)		511	(2,206)
Other comprehensive loss				(2,268)	(204)	(2,472)
Comprehensive income (loss)					307	(4,678)
Balance at March 31, 2024	$19,729	$177,542	$(75,714)	$(65,257)	$10,939	$67,239

Three Months Ended March 31, 2023
Balance at January 1, 2023	$19,404	$175,656	$(33,069)	$(58,412)	$9,070	$112,649
Stock-based compensation		627				627
Comprehensive income:
Net income			676		309	985
Other comprehensive income				1,593	39	1,632
Comprehensive income					348	2,617
Balance at March 31, 2023	$19,404	$176,283	$(32,393)	$(56,819)	$9,418	$115,893

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net cash flows from (used in) operating activities	$4,535	$(4,391)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,837)	(3,636)
Proceeds from sale of property, plant and equipment	-	128
Purchases of long-term marketable securities	(12)	(13)
Proceeds from sale of long-term marketable securities	4	164
Net cash flows used in investing activities	(2,845)	(3,357)

Cash flows from financing activities:
Proceeds from revolving credit facility	6,621	8,535
Payments on revolving credit facility	(4,666)	(6,073)
Payments on sale and leaseback financing arrangements	(86)	(90)
Proceeds from equipment financing facility	1,134	2,498
Proceeds from related party debt	-	229
Repayment of related party debt	(664)	-
Repayments of debt	(311)	(101)
Net cash flows provided by financing activities	2,028	4,998

Effect of exchange rate changes on cash and cash equivalents	(175)	89

Net increase (decrease) in cash and cash equivalents	3,543	(2,661)
Cash and cash equivalents at beginning of period	7,286	8,735
Cash and cash equivalents at end of period	$10,829	$6,074

Supplemental information:
Income tax payments, net of refunds	$569	$342
Interest payments	$2,347	$1,716

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$333	$844
Finance lease right-of-use assets exchanged for lease liabilities	$81	$-
Operating lease right-of-use assets exchanged for lease liabilities	$28	$-

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts)

Overview of the Business

Ampco-Pittsburgh Corporation (the “Corporation”) manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision-maker evaluates financial performance and makes resource allocation and strategic decisions about the business (Note 18).

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of March 31, 2024 and the unaudited condensed consolidated statements of operations, comprehensive (loss) income, cash flows and shareholders’ equity for the three months ended March 31, 2024 and 2023, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The guidance requires disclosure of significant reportable segment expenses regularly provided to the chief operating decision-maker and included within each reported measure of a segment's profit or loss. The guidance also requires disclosure of the title and position of the individual identified as the chief operating decision-maker and an explanation of how the chief operating decision-maker uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance became effective for the Corporation’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2024 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The guidance requires annual disclosure of specific categories of information within the effective tax rate reconciliation, and income taxes paid and income tax expense disaggregated by jurisdiction. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2025. Early adoption is permitted. The Corporation is currently evaluating the impact this new standard will have on its condensed consolidated financial statements disclosures. It will not, however, impact the Corporation’s condensed consolidated financial position, results of operations or cash flows.

Note 2 – Inventories

At March 31, 2024 and December 31, 2023, substantially all inventories were valued using the first-in-first-out method. Inventories were comprised of the following:

	March 31, 2024	December 31, 2023
Raw materials	$50,360	$51,794
Work-in-process	49,613	48,676
Finished goods	16,327	17,332
Supplies	6,779	6,892
Inventories	$123,079	$124,694

Note 3 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2024	December 31, 2023
Land and land improvements	$8,865	$9,025
Buildings and leasehold improvements	70,324	71,063
Machinery and equipment	371,640	366,044
Construction-in-progress	6,255	11,514
Other	6,902	6,965
	463,986	464,611
Accumulated depreciation and amortization	(308,604)	(305,879)
Property, plant and equipment, net	$155,382	$158,732

Certain of the above property, plant and equipment are held as collateral including:

•
The land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), with a book value equal to $2,678 (£2,122) at March 31, 2024, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7).
•
Certain of the machinery and equipment and construction-in-progress, with a book value equal to $23,653 at March 31, 2024, purchased with proceeds from the equipment finance facility (Note 6) are held as collateral for the facility.
•
Certain land and land improvements and buildings and leasehold improvements are included in the sale and leaseback financing transactions and Disbursement Agreement (Note 6). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheet.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility (Note 6).

In 2023, Union Electric Steel Corporation (“UES”), a wholly owned subsidiary of the Corporation, completed certain leasehold improvements at the Carnegie, Pennsylvania manufacturing facility with the $2,500 of proceeds from the Disbursement Agreement (Note 6). The improvements are being amortized over the remaining lease term of 20 years.

In 2021, the Corporation began a $26,000 long-term strategic capital program to upgrade existing equipment at certain of its FCEP locations. Interest capitalized for the strategic capital program totaled $235 and $261 for the three months ended March 31, 2024 and 2023, respectively.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,454 and $1,734, respectively, as of March 31, 2024 and $4,223 and $1,959, respectively, at December 31, 2023. Depreciation expense approximated $4,582 and $4,281, including depreciation of assets under finance leases of approximately $82 and $70, for the three months ended March 31, 2024 and 2023, respectively.

Note 4 – Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2024	December 31, 2023
Customer relationships	$5,275	$5,442
Developed technology	3,788	3,913
Trade name	2,122	2,219
	11,185	11,574
Accumulated amortization	(6,533)	(6,627)
Intangible assets, net	$4,652	$4,947

Changes in intangible assets consisted of the following:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$4,947	$5,194
Amortization of intangible assets	(88)	(93)
Other, primarily impact from changes in foreign currency exchange rates	(207)	30
Balance at end of the period	$4,652	$5,131

Note 5 – Other Current Liabilities

Other current liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
Customer-related liabilities	$20,803	$19,915
Accrued utilities	1,745	1,880
Accrued sales commissions	2,049	1,850
Other	4,414	4,089
Other current liabilities	$29,011	$27,734

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$5,539	$5,193
Satisfaction of warranty claims	(394)	(378)
Provision for warranty claims, net	588	570
Other, primarily impact from changes in foreign currency exchange rates	(136)	65
Balance at end of the period	$5,597	$5,450

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

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$13,078	$10,453
Satisfaction of performance obligations	(2,567)	(4,261)
Receipt of additional deposits	7,704	7,197
Other, primarily impact from changes in foreign currency exchange rates	(17)	43
Balance at end of the period	18,198	13,432
Deposits - Other noncurrent liabilities	(4,430)	-
Deposits - Other current liabilities	$13,768	$13,432

Note 6 – Debt

Borrowings were comprised of the following:

	March 31, 2024	December 31, 2023
Revolving credit facility	$57,955	$56,000
Sale and leaseback financing obligations	44,736	44,488
Equipment financing facility	17,655	16,719
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,439	1,590
Minority shareholder loan	-	665
Outstanding borrowings	130,976	128,653
Debt – current portion	(14,805)	(12,271)
Long-term debt	$116,171	$116,382

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $2,955 at March 31, 2024. No amount was outstanding as a swing loan at December 31, 2023. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote.

Revolving Credit Facility

The Corporation is a party to a revolving credit security agreement with a syndicate of banks that was amended on June 29, 2021 (the “First Amended and Restated Security Agreement”), and subsequently amended on December 17, 2021 and May 26, 2022. The First Amended and Restated Security Agreement provides for a senior secured asset-based revolving credit facility of $100,000, that can be increased to $130,000 at the option of the Corporation and with the approval of the lenders, and an allowance of $20,000 for new equipment financing (see “Equipment Financing Facility” below) but, otherwise, restricts the Corporation from incurring additional indebtedness outside of the agreement, unless approved by the banks. The revolving credit facility includes sub-limits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000, of which up to $7,500 may be allocated for Swedish borrowings. The maturity date for the revolving credit facility is June 29, 2026 and, subject to other terms and conditions of the agreement, would become due on that date.

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Effective July 1, 2023, the Corporation migrated London Inter-Bank Offered Rate (“LIBOR”)-based loans to Secured Overnight Financing Rate (“SOFR”)-based loans, in accordance with the provisions specified in the revolving credit facility, coinciding with the discontinuation of LIBOR. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement, as amended. Domestic borrowings from the revolving credit facility bear interest, at the Corporation’s option, at either (i) SOFR, as adjusted, plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. As of March 31, 2024 and December 31, 2023, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the revolving credit facility.

As of March 31, 2024, the Corporation had outstanding borrowings under the revolving credit facility of $57,955. The average interest rate approximated 8.22% and 7.70% for the three months ended March 31, 2024 and 2023, respectively. The Corporation also utilizes a portion of the revolving credit facility for letters of credit (Note 8). As of March 31, 2024, remaining availability under the revolving credit facility approximated $23,174, net of standard availability reserves.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2024.

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

In August 2022, Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation, completed a sale and leaseback financing transaction with STORE for certain of its real property, including its manufacturing facilities in Lynchburg, Virginia and Amherst, Virginia. In October 2022, Air & Liquid completed a sale and leaseback financing transaction with STORE for its real property, including its manufacturing facility, located in North Tonawanda, New York (collectively with the Virginia properties, the “ALP Properties”).

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

At March 31, 2024, the Base Annual Rent, including the Disbursement Agreement adjustment, is equal to $3,645, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of March 31, 2024.

The effective interest rate approximated 8.24% and 8.22% for the three months ended March 31, 2024 and 2023, respectively.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES can borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the Corporation's FCEP locations. Each borrowing constitutes a secured loan transaction (each, a “Term Loan”). As amended, each Term Loan converts to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) April 30, 2024 (previously March 31, 2024). Each Term Note has a term of 84 months in arrears fully amortizing, commencing on the date of the Term Note.

Effective July 1, 2023, UES and Clarus amended the Master Loan and Security Agreement increasing the interest rate on each Term Loan from an annual fixed rate of 8% to an annual fixed rate of 10.25%. In December 2023, UES and Clarus further amended the Master Loan and Security Agreement to add a SOFR 'floor' to the Term Note calculation. Once converted from a Term Loan to a Term Note, interest accrues on the Term Note at a fixed rate calculated by Clarus as the like-term SOFR-swap rate, as reported in ICE Benchmark or such other information service available to Clarus, for the week ending immediately prior to the commencement date for such Term Note, subject to a floor of 3.59%, plus a SOFR adjustment of 0.31% and a margin of 4.50%.

The Term Loans and Term Notes are secured by a first priority security interest in and to all of UES’s rights, title and interests in the underlying equipment.

At March 31, 2024 and December 31, 2023, Term Notes outstanding under the equipment financing facility approximated $12,485 and $900, respectively. Interest accrues on each of the Term Notes at a fixed rate ranging between 8.40% and 8.93% per annum. As of March 31, 2024, monthly payments of principal and interest approximate $200 and continue through early 2031.

At March 31, 2024 and December 31, 2023, Term Loans outstanding totaled $5,170 and $15,819, respectively. On April 1, 2024, Term Loans equaling $3,894 were converted to Term Notes with fixed interest rates of 8.75% per annum. Monthly payments of principal and interest of $62 began May 1, 2024 and continue through April 1, 2031. On May 1, 2024, a Term Loan equaling $1,834 was converted to a Term Note with a fixed interest rate of 9.22% per annum. Monthly payments of principal and interest of $30 begin June 1, 2024 and continue through May 1, 2031.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 5.36% and 4.54% for the three months ended March 31, 2024 and 2023, respectively, and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 3.70% and 2.92% for the three months ended March 31, 2024 and 2023, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Minority Shareholder Loan

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint-venture of UES, periodically has loans outstanding with its minority shareholder (Note 17). Amounts repaid approximated $664 (RMB 4,713) during the three months ended March 31, 2024. Amounts borrowed approximated $229 (RMB 1,570) during the three months ended March 31, 2023.

Note 7 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Three Months Ended March 31,
	2024	2023
U.S. defined benefit pension plans	$192	$207
Foreign defined benefit pension plans	$120	$113
Other postretirement benefits (e.g., net payments)	$88	$119
U.K. defined contribution pension plan	$66	$57
U.S. defined contribution plan	$929	$646

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans	2024	2023
Service cost	$10	$10
Interest cost	2,329	2,483
Expected return on plan assets	(3,401)	(3,596)
Amortization of prior service cost	-	2
Amortization of actuarial loss	45	30
Net benefit income	$(1,017)	$(1,071)

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2024	2023
Service cost	$31	$62
Interest cost	456	455
Expected return on plan assets	(478)	(471)
Amortization of prior service credit	(71)	(68)
Amortization of actuarial loss	180	147
Net benefit expense	$118	$125

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2024	2023
Service cost	$43	$59
Interest cost	98	55
Amortization of prior service credit	(256)	(299)
Amortization of actuarial (gain) loss	(81)	6
Net benefit income	$(196)	$(179)

Note 8 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of March 31, 2024 equaled $19,572, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of March 31, 2024 approximated $3,179 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

At March 31, 2024, commitments for future capital expenditures approximated $3,300.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 9 – Equity Rights Offering

In September 2020, the Corporation completed an equity-rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three months ended March 31, 2024 and 2023, respectively, the Corporation received no proceeds from shareholders from the exercise of Series A warrants.

Note 10 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2024 and 2023 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	(2,445)	(90)	63	(2,472)	(204)	(2,268)
Balance at March 31, 2024	$(25,606)	$(40,580)	$249	$(65,937)	$(680)	$(65,257)

Balance at January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	1,912	(344)	64	1,632	39	1,593
Balance at March 31, 2023	$(24,258)	$(32,967)	$216	$(57,009)	$(190)	$(56,819)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net (loss) income.

	Three Months Ended March 31,
	2024	2023
Amortization of unrecognized employee benefit costs:
Other loss – net	$(183)	$(182)
Income tax provision	-	(13)
Net of tax	$(183)	$(195)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(6)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	18	(111)
Total before income tax	12	(117)
Income tax (provision) benefit	(1)	3
Net of tax	$11	$(114)

The income tax effect associated with the various components of other comprehensive loss for the three months ended March 31, 2024 and 2023 is summarized below. Amounts in parentheses represent credits to net (loss) income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2024	2023
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$-	$-
Fair value of cash flow hedges	2	6
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	-	(13)
Settlement of cash flow hedges	(1)	3

Note 11 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At March 31, 2024, approximately 52%, or $2,787, of anticipated copper purchases over the next nine months and 56%, or $566, of anticipated aluminum purchases over the next six months are hedged. At March 31, 2023, approximately 45%, or $2,463, of anticipated copper purchases over the next eight months and 61%, or $714, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At March 31, 2024, the Corporation has purchase commitments covering approximately 6%, or $2,365, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 12%, or $1,440, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. At March 31, 2023, the Corporation had purchase commitments covering approximately 35%, or $4,022, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 23%, or $1,711, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $979 and $533 for the three months ended March 31, 2024 and 2023, respectively.

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

(Loss) gain on foreign exchange transactions included in other expense – net equaled $(492) and $85 for the three months ended March 31, 2024 and 2023, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2024 and 2023 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive (loss) income or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended March 31, 2024	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$81	$-	$6	$75
Futures contracts – copper and aluminum	105	52	(17)	174
	$186	$52	$(11)	$249
Three Months Ended March 31, 2023
Foreign currency purchase contracts	$108	$-	$6	$102
Futures contracts – copper and aluminum	44	178	108	114
	$152	$178	$114	$216

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended March 31,
	of Operations		2024	2023
Foreign currency purchase contracts	Depreciation and amortization	$24	$6	$6
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$180	$(18)	$111

Note 12 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2024
Investments
Other noncurrent assets	$3,475	$-	$-	$3,475
As of December 31, 2023
Investments
Other noncurrent assets	$3,245	$-	$-	$3,245

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

Note 13 – Net Sales and (Loss) Income Before Income Taxes

Net sales and (loss) income before income taxes by geographic area for the three months ended March 31, 2024 and 2023 are outlined below. Approximately 95% of foreign net sales for each of the periods are attributable to the FCEP segment.

	Three Months Ended March 31,
Net Sales	2024	2023
United States	$69,764	$55,377
Foreign	40,451	49,426
	$110,215	$104,803

	Three Months Ended March 31,
(Loss) Income Before Income Taxes	2024	2023
United States (1)	$(2,223)	$(1,128)
Foreign	471	2,426
	$(1,752)	$1,298
(1)
Includes Corporate costs of $3,476 and $3,184 for the three months ended March 31, 2024 and 2023, respectively, which represent operating costs of the corporate office not allocated to the segments.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2024 and 2023 equaled $346 and $627, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2024 and 2023 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Three Months Ended March 31,
	2024	2023
Total claims pending at the beginning of the period	6,310	6,259
New claims served	324	481
Claims dismissed	(222)	(153)
Claims settled	(116)	(79)
Total claims pending at the end of period (1)	6,296	6,508
Administrative closures (2)	(3,228)	(3,102)
Total active claims at the end of the period	3,068	3,406
Gross settlement and defense costs paid in period (in 000’s)	$6,907	$4,318
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$20.43	$18.61
(1)
Included as “total claims pending” are approximately 1,641 and 655 claims at March 31, 2024 and 2023, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
(2)
For 2024, administrative closures include (i) mesothelioma claims filed five or more years ago; (ii) non-mesothelioma claims filed six or more years ago; (iii) claims previously classified in various jurisdictions as “inactive;” and (iv) claims transferred to a state or federal judicial panel on multi-district litigation. For 2023, administrative closures included the same except mesothelioma claims filed six or more years ago were considered administratively closed. Collectively, these claims are unlikely to result in any liability to the Corporation.
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

In the fourth quarter of 2023, in connection with its review of the underlying assumptions and primarily as a result of identified changes in claim data and availability of new information, the Corporation recorded an undiscounted increase to its estimated Asbestos Liability of approximately $112,640. In addition, the Corporation revised its estimated defense-to-indemnity cost ratio from 65% to 60%, which reduced the Asbestos Liability by $4,162. The following table summarizes activity relating to Asbestos Liability for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Asbestos liability, beginning of the year	$238,679	$153,575
Settlement and defense costs paid	(6,907)	(4,318)
Asbestos liability, end of the period	$231,772	$149,257

The increase in the asbestos-related insurance receivable associated with the increase in the estimated Asbestos Liability and a lower defense-to-indemnity ratio at December 31, 2023 approximated $67,591. The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Insurance receivable – asbestos, beginning of the year	$160,245	$105,434
Settlement and defense costs paid by insurance carriers	(3,285)	(2,601)
Insurance receivable – asbestos, end of the period	$156,960	$102,833

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

The Corporation intends to continue to evaluate the Asbestos Liability, related insurance receivable and the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance, these regular reviews may result in the Corporation adjusting its current reserves; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability and/or insurance receivable could be material to the operating results for the period in which the adjustments to the liability, receivable or allowance are recorded and to the Corporation’s condensed consolidated financial position, results of operations and liquidity.

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at March 31, 2024 and December 31, 2023.

Note 17 – Related Parties

ATR periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, ATR paid $2 (RMB 17) of interest. No interest was paid during the three months ended March 31, 2023. No interest was outstanding as of March 31, 2024 or December 31, 2023.

Loan activity for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Balance at beginning of the period	$665	4,713	$-	-
Borrowings	-	-	229	1,570
Repayments	(664)	(4,713)	-	-
Foreign exchange	(1)	-	-	-
Balance at end of the period	$-	-	$229	1,570

Sales to and purchases from ATR’s minority shareholder and its affiliates, which were in the ordinary course of business, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Purchases from related parties	$1,237	8,848	$1,443	9,910
Sales to related parties	$190	1,356	$2,420	16,618

Balances outstanding with ATR's minority shareholder and its affiliates as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	March 31, 2024	December 31, 2023	December 31, 2023
	USD	RMB	USD	RMB
Accounts receivable from related parties	$-	-	$190	1,350
Accounts payable to related parties	$1,068	7,713	$401	2,841
Other current liabilities:
Customer deposits	$105	761	$149	1,056

In addition, the Corporation had sales, in the ordinary course of business, to a wholly owned subsidiary of Crawford United Corporation which, along with other affiliated persons (collectively, the “Crawford Group”), was the beneficial owner of greater than 5% of the Corporation’s stock at December 31, 2023. Pursuant to Amendment No. 5 to Schedule 13D filed by the Crawford Group with the SEC on February 20, 2024, the Crawford Group ceased to beneficially own greater than 5% of the Corporation’s stock as of February 16, 2024. The trade receivable with the Crawford Group was $722 at December 31, 2023.

Note 18 – Business Segments

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including original equipment manufacturers and commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment utilizes an independent group of sales offices located throughout the United States and Canada.

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments and sales by product line. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Three Months Ended March 31,
	2024	2023
Net Sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$73,396	$71,699
FEP	3,793	5,099
Forged and Cast Engineered Products	77,189	76,798

Air and Liquid Processing
Air handling systems	$12,510	$9,204
Heat exchange coils	10,823	10,635
Centrifugal pumps	9,693	8,166
Air and Liquid Processing	33,026	28,005
Total Reportable Segments	$110,215	$104,803

(Loss) income before income taxes:
Forged and Cast Engineered Products	$1,576	$2,224
Air and Liquid Processing	1,982	2,953
Total Reportable Segments	3,558	5,177
Other expense, including corporate costs	(5,310)	(3,879)
Total	$(1,752)	$1,298

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
•
failure to maintain an effective system of internal control; and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our latest Annual Report on Form 10-K for the year ended December 31, 2023.

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

Executive Overview

For the FCEP segment, the forged roll market in North America has been flat as a result of end customer demand; however, order intake is expected to improve in the second half of the year, for delivery in 2025. Higher pricing and increased market share, when compared to a year ago, is expected to help minimize the effect of the expected decline in the overall volume of shipments for 2024. The cast roll market remains weak as Europe continues to experience economic uncertainty and due to the entry of low-priced product from China. The FEP market remains challenged by increased imports and high inventory levels at bar distributors. The primary focus for this segment is to maintain a strong position in the roll market and, with the completion of the previously announced capital program, to improve operational efficiencies and reliability at its domestic forge facilities and increase capacity for the manufacturing of its FEP.

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

The Corporation is actively monitoring, and will continue to actively monitor, the lingering effects from a post-pandemic environment, geopolitical and economic conditions and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended March 31,
	2024	2023	Change
Net Sales:
Forged and Cast Engineered Products	$77,189	$76,798	$391
Air and Liquid Processing	33,026	28,005	5,021
Consolidated	$110,215	$104,803	$5,412

Income from Operations:
Forged and Cast Engineered Products	$1,576	$2,224	$(648)
Air and Liquid Processing	1,982	2,953	(971)
Corporate costs	(3,476)	(3,184)	(292)
Consolidated	$82	$1,993	$(1,911)

	March 31, 2024	December 31, 2023	Change
Backlog:
Forged and Cast Engineered Products	$224,112	$247,603	$(23,491)
Air and Liquid Processing	124,712	131,309	(6,597)
Consolidated	$348,824	$378,912	$(30,088)

Net sales approximated $110,215 and $104,803 for the three months ended March 31, 2024 and 2023, respectively. The increase is attributable to higher sales for the ALP segment. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $82 and $1,993 for the three months ended March 31, 2024 and 2023, respectively. A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $348,824 as of March 31, 2024 versus $378,912 as of December 31, 2023. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is complete and ready for shipment to the customer. Approximately 18% of the backlog is expected to be released after 2024. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended March 31, 2024 and 2023 approximated 83.9% and 82.4%, respectively. Costs of products sold, excluding depreciation and amortization, for the ALP segment increased primarily due to an unfavorable product mix. Costs of products sold, excluding depreciation and amortization, for the FCEP segment were comparable between the first quarter of 2024 and the first quarter of 2023.

Selling and administrative expenses approximated $12,973 and $12,187 for the three months ended March 31, 2024 and 2023, respectively, or an increase of $786. The increase is due primarily to higher employee-related costs and inflationary increases in expenses.

Interest expense approximated $2,757 and $2,071 for the three months ended March 31, 2024 and 2023, respectively, or an increase of $686. The increase is principally due to:

•
Higher average borrowings outstanding under the revolving credit facility in 2024 versus 2023, which increased interest expense by approximately $300;
•
Higher average interest rates for 2024 versus 2023, which increased interest expense by approximately $180;
•
Higher interest on the sale and leaseback financing transactions, including interest on the proceeds received from the Disbursement Agreement in June 2023, of approximately $110; and,
•
Higher interest on the equipment financing facility, net of capitalized interest, of approximately $70.

Other income – net is comprised of the following:

	Three Months Ended March 31,
	2024	2023	Change
Net pension and other postretirement income	$1,179	$1,256	$(77)
(Loss) gain on foreign exchange transactions	(492)	85	(577)
Unrealized gain on Rabbi trust investments	222	159	63
Other	(5)	(133)	128
	$904	$1,367	$(463)

Other income – net fluctuated period over period principally due to changes in foreign exchange gains and losses.

Income tax provision for each of the periods includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each of the periods include the effects of changes in the pre-tax income of the Corporation’s profitable operations in each jurisdiction and changes in expectations as to whether an income tax benefit will be able to be realized for the deferred income tax assets recognized.

Valuation allowances are recorded against the majority of the Corporation's deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation's current earnings and anticipated future earnings in Sweden, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation's condensed consolidated balance sheet and a decrease to the Corporation's income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

Net (loss) income attributable to Ampco-Pittsburgh and net (loss) income per common share attributable to Ampco-Pittsburgh equaled $(2,717) and $(0.14) per common share and $676 and $0.03 per common share for the three months ended March 31, 2024 and 2023, respectively.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended March 31,
	2024	2023	Change
Net Sales:
Forged and cast mill rolls	$73,396	$71,699	$1,697
FEP	3,793	5,099	(1,306)
	$77,189	$76,798	$391

Income from Operations	$1,576	$2,224	$(648)

	March 31, 2024	December 31, 2023	Change
Backlog	$224,112	$247,603	$(23,491)

Net sales for the three months ended March 31, 2024 increased when compared to the three months ended March 31, 2023 primarily due to the following:

•
Higher volume of forged roll sales, which increased sales by approximately $3,000 for the three months ended March 31, 2024; offset by
•
Lower variable-index surcharges passed through to customers as a result of fluctuation in the price of raw material, energy and transportation, net of improved pricing, which decreased net sales by approximately $1,900 for the three months ended March 31, 2024; and
•
Lower volume of cast roll shipments, which decreased net sales by approximately $800 for the three months ended March 31, 2024.

Net sales of FEP were relatively comparable quarter to quarter. Changes in exchange rates did not have a significant impact on net sales for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023.

Income from operations for the three months ended March 31, 2024 decreased when compared to the same period of the prior year primarily due to:

•
Recognition of repairs and maintenance expenses and unabsorbed costs of $900 in the first quarter of 2024 associated with a fire at one of the Corporation's cast roll facilities;
•
Lower variable-index surcharges and fluctuations in manufacturing costs, which decreased operating income by approximately $400 for the three months ended March 31, 2024;
•
Lower gains on the disposal of property, plant and equipment associated with equipment being replaced in the prior year in connection with the segment’s strategic capital expenditure program of approximately $125; offset by
•
Net improvement in production levels at the remaining facilities, which increased operating income by approximately $500 for the three months ended March 31, 2024; and
•
Benefit from the higher net volume of shipments, which improved operating income by approximately $300 for the three months ended March 31, 2024.

Changes in exchange rates did not have a significant impact on operating income for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023.

Backlog decreased at March 31, 2024 from December 31, 2023 by $23,491. The backlog for mill roll orders at March 31, 2024 decreased from December 31, 2023 by approximately $19,200 primarily due to timing of 2025 orders from most of the segment's major forged roll customers which are expected in the second and third quarter of 2024. The backlog for FEP was comparable at March 31, 2024 and December 31, 2023. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar decreased backlog at March 31, 2024 when compared to backlog at December 31, 2023 by approximately $4,000. At March 31, 2024, approximately 12% of backlog is expected to ship after 2024.

Air and Liquid Processing

	Three Months Ended March 31,
	2024	2023	Change
Net Sales:
Air handling systems	$12,510	$9,204	$3,306
Heat exchange coils	10,823	10,635	188
Centrifugal pumps	9,693	8,166	1,527
	$33,026	$28,005	$5,021

Income from Operations	$1,982	$2,953	$(971)

	March 31, 2024	December 31, 2023	Change
Backlog	$124,712	$131,309	$(6,597)

Net sales for the three months ended March 31, 2024 improved over the comparable prior year period by $5,021 principally due to an increase in shipments of air handling systems attributable to higher order intake as a result in the segment's expansion of its sales distribution network throughout 2023 and the additional manufacturing facility opened in the third quarter of 2023. Net sales of heat exchange coils for the three months ended March 31, 2024 were comparable to net sales for the three months ended March 31, 2023. Net sales of centrifugal pumps for the first quarter of 2024 benefited from a higher volume of shipments to commercial customers when compared to the first quarter of 2023.

Operating income for the three months ended March 31, 2024 decreased when compared to the three months ended March 31, 2023 principally due to:

•
Unfavorable product mix and higher manufacturing costs, net of the benefit from the higher volume of shipments, which reduced operating income by approximately $400 for the three months ended March 31, 2024;
•
Higher selling and administrative costs of approximately $500 for the three months ended March 31, 2024 primarily as a result of higher commissions and employee-related costs including costs associated with expansion of the segment’s sales distribution network; and

•
Lease costs associated with the additional manufacturing facility of approximately $100.

Backlog at March 31, 2024 decreased from December 31, 2023 by $6,597. Backlog for air handling units decreased approximately $10,600 from December 31, 2023 due to the strong sales quarter and lower order activity as a result of the manufacturing facilities being at capacity for the balance of 2024. Backlog for heat exchange coils and centrifugal pumps improved from December 31, 2023 by approximately $2,100 and $1,900, respectively. At March 31, 2024, approximately 29% of backlog is expected to ship after 2024.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2024	2023	Change
Net cash flows from (used in) operating activities	$4,535	$(4,391)	$8,926
Net cash flows used in investing activities	(2,845)	(3,357)	512
Net cash flows provided by financing activities	2,028	4,998	(2,970)
Effect of exchange rate changes on cash and cash equivalents	(175)	89	(264)
Net increase (decrease) in cash and cash equivalents	3,543	(2,661)	6,204
Cash and cash equivalents at beginning of period	7,286	8,735	(1,449)
Cash and cash equivalents at end of period	$10,829	$6,074	$4,755

Net cash flows from (used in) operating activities equaled $4,535 and $(4,391) for the three months ended March 31, 2024 and 2023, respectively. The change in net cash flows from operating activities for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 primarily is due to a lower investment in trade working capital offset by higher asbestos-related payments of approximately $2,400 for the three months ended March 31, 2024 when compared to the period of 2023. Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries is difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements.

Net cash flows used in investing activities equaled $(2,845) and $(3,357) for the three months ended March 31, 2024 and 2023, respectively, and primarily represented capital expenditures for the FCEP segment related to the previously announced capital program undertaken to upgrade existing equipment at certain of its locations. The capital program is substantially complete with the final asset to be placed in service during the second quarter 2024. At March 31, 2024, commitments for future capital expenditures approximated $3,300 which is expected to be spent over the next 12-15 months.

Net cash flows provided by financing activities equaled $2,028 and $4,998 for the three months ended March 31, 2024 and 2023 respectively, a decrease of $2,970 primarily due to:

•
Lower proceeds from the equipment financing facility of $1,364;
•
Lower net borrowings from the Corporation’s revolving credit facility of $507;
•
Repayment of related-party debt in 2024 of $664 in comparison to proceeds from related-party debt of $229 in 2023; and
•
Higher debt repayments of $206 primarily due to the commencement of principal payments on the equipment financing term loans.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $3,543 during 2024 and ended the period at $10,829 in comparison to $7,286 at December 31, 2023. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of March 31, 2024, remaining availability under the revolving credit facility approximated $23,174, net of standard availability reserves. Since a significant portion of the Corporation's debt includes variable interest, increases in the underlying benchmark rates will increase the Corporation's debt service costs.

Availability under the Corporation’s equipment financing facility is expected to be sufficient to finance the remaining expenditures associated with the capital program for the FCEP segment, in the time frame currently anticipated. At March 31, 2024, availability under the equipment financing facility approximated $2,147. Each borrowing on the equipment financing facility constitutes a secured loan transaction (each, a “Term Loan”). Each Term Loan converted to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) April 30, 2024 (previously March 31, 2024). Each Term Note has a term of 84 months, with payment commencing on the date of the Term Note.

While the Corporation anticipates it has sufficient liquidity to finance the Corporation’s operational requirements, debt service costs and capital expenditures, it may from time to time consider alternatives, potential transactions and other strategies in an attempt to enhance its liquidity. Given such measures are forward looking, the Corporation cannot ensure it would be successful in achieving such enhancements or be able to improve its liquidity.

Litigation and Environmental Matters

See Note 15 and Note 16 to the condensed consolidated financial statements.

Critical Accounting Pronouncements

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2023, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A Risk Factors

There are no material changes to the “Risk Factors” included under Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023. These “Risk Factors” should be carefully considered, understanding such risk factors may not describe every risk facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial could adversely affect its business, financial condition and results of operations in the future.

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2024, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 13, 2024	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 13, 2024	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer