Form 10-Q
period 2024-06-30
AMPCO PITTSBURGH CORP
filed 2024-08-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 7, 2024, 20,094,289 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$7,892	$7,286
Trade receivables, less allowance for credit losses of $920 as of June 30, 2024 and $975 as of December 31, 2023	83,974	78,939
Trade receivables from related parties	4,795	912
Inventories	119,816	124,694
Insurance receivable – asbestos	15,000	15,000
Contract assets	9,228	4,452
Other current assets	6,679	5,370
Total current assets	247,384	236,653
Property, plant and equipment, net	153,127	158,732
Operating lease right-of-use assets	4,668	4,767
Insurance receivable – asbestos, less allowance for credit losses of $708 as of June 30, 2024 and December 31, 2023	136,050	145,245
Deferred income tax assets	3,160	3,160
Intangible assets, net	4,574	4,947
Investments in joint ventures	2,175	2,175
Prepaid pensions	5,049	4,951
Other noncurrent assets	4,619	5,024
Total assets	$560,806	$565,654
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,212	$36,830
Accounts payable to related parties	1,200	401
Accrued payrolls and employee benefits	13,913	14,703
Debt – current portion	15,886	12,271
Operating lease liabilities – current portion	962	946
Asbestos liability – current portion	24,000	24,000
Other current liabilities	28,676	27,734
Total current liabilities	124,849	116,885
Employee benefit obligations	35,810	41,684
Asbestos liability	202,836	214,679
Long-term debt	119,355	116,382
Noncurrent operating lease liabilities	3,706	3,822
Deferred income tax liabilities	379	543
Other noncurrent liabilities	4,412	88
Total liabilities	491,347	494,083
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,980 shares as of June 30, 2024 and 19,729 shares as of December 31, 2023	19,980	19,729
Additional paid-in capital	177,554	177,196
Retained deficit	(73,702)	(72,997)
Accumulated other comprehensive loss	(65,783)	(62,989)
Total Ampco-Pittsburgh shareholders’ equity	58,049	60,939
Noncontrolling interest	11,410	10,632
Total shareholders’ equity	69,459	71,571
Total liabilities and shareholders’ equity	$560,806	$565,654

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Net sales	$107,053	$106,908	$213,030	$209,291
Net sales to related parties	3,935	303	8,173	2,723
Total net sales	110,988	107,211	221,203	212,014
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	87,684	85,471	180,174	171,843
Selling and administrative	13,550	14,093	26,523	26,280
Depreciation and amortization	4,698	4,354	9,368	8,728
Loss (gain) on disposal of assets	13	5	13	(118)
Total operating costs and expenses	105,945	103,923	216,078	206,733
Income from operations	5,043	3,288	5,125	5,281
Other expense - net:
Investment-related income	8	7	27	16
Interest expense	(3,017)	(2,245)	(5,774)	(4,316)
Other income – net	1,381	98	2,285	1,465
Total other expense - net	(1,628)	(2,140)	(3,462)	(2,835)
Income before income taxes	3,415	1,148	1,663	2,446
Income tax provision	(863)	(152)	(1,317)	(465)
Net income	2,552	996	346	1,981
Less: Net income attributable to noncontrolling interest	540	573	1,051	882
Net income (loss) attributable to Ampco-Pittsburgh	$2,012	$423	$(705)	$1,099

Net income (loss) per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.10	$0.02	$(0.04)	$0.06
Diluted	$0.10	$0.02	$(0.04)	$0.06

Weighted-average number of common shares outstanding:
Basic	19,859	19,541	19,794	19,504
Diluted	19,875	19,590	19,794	19,587

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$2,552	$996	$346	$1,981
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(277)	(875)	(2,722)	1,037
Unrecognized employee benefit costs (including effects of foreign currency translation)	(24)	13	69	(136)
Fair value of cash flow hedges	158	(278)	210	(100)
Reclassification adjustments for items included in net income:
Amortization of unrecognized employee benefit costs	(174)	(298)	(357)	(493)
Settlements of cash flow hedges	(278)	(73)	(267)	(187)
Other comprehensive (loss) income	(595)	(1,511)	(3,067)	121
Comprehensive income (loss)	1,957	(515)	(2,721)	2,102
Less: Comprehensive income attributable to noncontrolling interest	471	56	778	404
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$1,486	$(571)	$(3,499)	$1,698

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2024	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2024	$19,729	$177,542	$(75,714)	$(65,257)	$10,939	$67,239
Stock-based compensation		388				388
Comprehensive income:
Net income			2,012		540	2,552
Other comprehensive loss				(526)	(69)	(595)
Comprehensive income					471	1,957
Issuance of common stock excluding excess tax benefits of $0	251	(376)				(125)
Balance at June 30, 2024	$19,980	$177,554	$(73,702)	$(65,783)	$11,410	$69,459

Three Months Ended June 30, 2023
Balance at April 1, 2023	$19,404	$176,283	$(32,393)	$(56,819)	$9,418	$115,893
Stock-based compensation		483				483
Comprehensive income (loss):
Net income			423		573	996
Other comprehensive loss				(994)	(517)	(1,511)
Comprehensive income (loss)					56	(515)
Issuance of common stock excluding excess tax benefits of $0	325	(606)				(281)
Balance at June 30, 2023	$19,729	$176,160	$(31,970)	$(57,813)	$9,474	$115,580

Six Months Ended June 30, 2024
Balance at January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		734				734
Comprehensive income (loss):
Net (loss) income			(705)		1,051	346
Other comprehensive loss				(2,794)	(273)	(3,067)
Comprehensive income (loss)					778	(2,721)
Issuance of common stock excluding excess tax benefits of $0	251	(376)				(125)
Balance at June 30, 2024	$19,980	$177,554	$(73,702)	$(65,783)	$11,410	$69,459

Six Months Ended June 30, 2023:
Balance at January 1, 2023	$19,404	$175,656	$(33,069)	$(58,412)	$9,070	$112,649
Stock-based compensation		1,110				1,110
Comprehensive income:
Net income			1,099		882	1,981
Other comprehensive income (loss)				599	(478)	121
Comprehensive income					404	2,102
Issuance of common stock excluding excess tax benefits of $0	325	(606)				(281)
Balance at June 30, 2023	$19,729	$176,160	$(31,970)	$(57,813)	$9,474	$115,580

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Net cash flows used in operating activities	$(780)	$(7,105)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(5,510)	(10,005)
Proceeds from government grants, used for purchase of equipment	808	-
Proceeds from sale of property, plant and equipment	10	128
Purchases of long-term marketable securities	(210)	(67)
Proceeds from sale of long-term marketable securities	532	384
Net cash flows used in investing activities	(4,370)	(9,560)

Cash flows from financing activities:
Proceeds from revolving credit facility	16,172	20,154
Payments on revolving credit facility	(10,276)	(9,128)
Proceeds from sale and leaseback financing arrangements	-	2,500
Payments on sale and leaseback financing arrangements	(174)	(132)
Proceeds from equipment financing facility	1,692	4,207
Proceeds from related-party debt	-	669
Repayment of related-party debt	(664)	(669)
Repayments of debt	(828)	(197)
Net cash flows provided by financing activities	5,922	17,404

Effect of exchange rate changes on cash and cash equivalents	(166)	1

Net increase in cash and cash equivalents	606	740
Cash and cash equivalents at beginning of period	7,286	8,735
Cash and cash equivalents at end of period	$7,892	$9,475

Supplemental information:
Income tax payments (net of refunds)	$1,610	$1,478
Interest payments (net of amounts capitalized)	$5,024	$3,580

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$1,306	$1,899
Finance lease right-of-use assets exchanged for lease liabilities	$146	$-
Operating lease right-of-use assets exchanged for lease liabilities	$283	$394

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of June 30, 2024 and the unaudited condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s latest Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The guidance requires disclosure of significant reportable segment expenses regularly provided to the chief operating decision-maker and included within each reported measure of a segment’s profit or loss. The guidance also requires disclosure of the title and position of the individual identified as the chief operating decision-maker and an explanation of how the chief operating decision-maker uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance became effective for the Corporation’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2024 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The guidance requires annual disclosure of specific categories of information within the effective tax rate reconciliation, and income taxes paid and income tax expense disaggregated by jurisdiction. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2025. Early adoption is permitted. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

Note 2 – Inventories

At June 30, 2024 and December 31, 2023, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	June 30, 2024	December 31, 2023
Raw materials	$49,167	$51,794
Work-in-process	49,025	48,676
Finished goods	14,469	17,332
Supplies	7,155	6,892
Inventories	$119,816	$124,694

Note 3 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2024	December 31, 2023
Land and land improvements	$8,877	$9,025
Buildings and leasehold improvements	70,595	71,063
Machinery and equipment	376,547	366,044
Construction-in-progress	3,393	11,514
Other	6,342	6,965
	465,754	464,611
Accumulated depreciation and amortization	(312,627)	(305,879)
Property, plant and equipment, net	$153,127	$158,732

Certain of the above property, plant and equipment are held as collateral including:

•
The land and building of Union Electric Steel UK Limited, an indirect subsidiary of the Corporation (“UES-UK”), with a book value equal to $2,683 (£2,122) at June 30, 2024, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7).
•
Certain of the machinery and equipment with a book value equal to $24,239 at June 30, 2024, purchased with proceeds from the equipment finance facility (Note 6), are held as collateral by the lender.
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

In 2021, the Corporation began a $26,000 long-term strategic capital program to upgrade existing equipment at certain of its FCEP locations. The program was completed during the three months ended June 30, 2024. Interest capitalized for the strategic capital program totaled $16 and $341 for the three months ended June 30, 2024 and 2023, respectively, and $251 and $602 for the six months ended June 30, 2024 and 2023, respectively.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,459 and $1,783, respectively, as of June 30, 2024 and $4,223 and $1,959, respectively, at December 31, 2023. Depreciation expense approximated $4,613 and $4,268, including depreciation of assets under finance leases of approximately $80 and $67, for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense approximated $9,195 and $8,549, including depreciation of assets under finance leases of approximately $162 and $137, for the six months ended June 30, 2024 and 2023, respectively.

Note 4 – Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2024	December 31, 2023
Customer relationships	$5,282	$5,442
Developed technology	3,796	3,913
Trade name	2,125	2,219
	11,203	11,574
Accumulated amortization	(6,629)	(6,627)
Intangible assets, net	$4,574	$4,947

Changes in intangible assets consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$4,652	$5,131	$4,947	$5,194
Amortization of intangible assets	(85)	(86)	(173)	(179)
Other, primarily impact from changes in foreign currency exchange rates	7	(186)	(200)	(156)
Balance at end of the period	$4,574	$4,859	$4,574	$4,859

Note 5 – Other Current Liabilities

Other current liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
Customer-related liabilities	$20,938	$19,915
Accrued utilities	1,620	1,880
Accrued sales commissions	1,887	1,850
Other	4,231	4,089
Other current liabilities	$28,676	$27,734

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$5,597	$5,450	$5,539	$5,193
Satisfaction of warranty claims	(292)	(598)	(686)	(976)
Provision for warranty claims, net	(144)	807	444	1,377
Other, primarily impact from changes in foreign currency exchange rates	14	(20)	(122)	45
Balance at end of the period	$5,175	$5,639	$5,175	$5,639

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. The majority of performance obligations related to customer deposits are expected to be satisfied in less than one year. Performance obligations related to customer deposits expected to be satisfied beyond one year have been classified as a noncurrent liability.

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of the period	$18,198	$13,432	$13,078	$10,453
Satisfaction of performance obligations	(4,818)	(5,319)	(7,385)	(9,580)
Receipt of additional deposits	5,429	3,423	13,133	10,620
Other, primarily impact from changes in foreign currency exchange rates	(2)	(30)	(19)	13
Balance at end of the period	18,807	11,506	18,807	11,506
Deposits - Other noncurrent liabilities	(4,213)	-	(4,213)	-
Deposits - Other current liabilities	$14,594	$11,506	$14,594	$11,506

Note 6 – Debt

Borrowings were comprised of the following:

	June 30, 2024	December 31, 2023
Revolving credit facility	$61,896	$56,000
Sale and leaseback financing obligations	44,982	44,488
Equipment financing facility	17,789	16,719
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,383	1,590
Minority shareholder loan	-	665
Outstanding borrowings	135,241	128,653
Debt – current portion	(15,886)	(12,271)
Long-term debt	$119,355	$116,382

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $3,896 at June 30, 2024. No amount was outstanding as a swing loan at December 31, 2023. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote.

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

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Effective July 1, 2023, the Corporation migrated London Inter-Bank Offered Rate (“LIBOR”)-based loans to Secured Overnight Financing Rate (“SOFR”)-based loans, in accordance with the provisions specified in the revolving credit facility, coinciding with the discontinuation of LIBOR. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement, as amended. Domestic borrowings from the revolving credit facility bear interest, at the Corporation’s option, at either (i) SOFR, as adjusted, plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. As of June 30, 2024 and December 31, 2023, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the revolving credit facility.

As of June 30, 2024, the Corporation had outstanding borrowings under the revolving credit facility of $61,896. The average interest rate approximated 8.22% for each of the three and six months ended June 30, 2024, and 7.87% and 7.78% for the three and six months ended June 30, 2023, respectively. The Corporation also utilizes a portion of the revolving credit facility for letters of credit (Note 8). As of June 30, 2024, remaining availability under the revolving credit facility approximated $20,540, net of standard availability reserves.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2024.

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

At June 30, 2024, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,645, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of June 30, 2024.

The effective interest rate approximated 8.24% for each of the three and six months ended June 30, 2024 and approximated 7.95% for each of the three and six months ended June 30, 2023, respectively.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES could borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the Corporation’s FCEP locations. Each borrowing constitutes a secured loan transaction (each, a “Term Loan”). As amended, each Term Loan converts to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) April 30, 2024. Each Term Note has a term of 84 months in arrears fully amortizing, commencing on the date of the Term Note. The Term Loans and Term Notes are secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

As of June 30, 2024, all Term Loans had converted to Term Notes with approximately $17,789 outstanding. At December 31, 2023, Term Notes approximated $900 and Term Loans approximated $15,819.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rate on the Term Notes approximated 8.65% and 8.58% for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, monthly payments of principal and interest approximate $293 and continue through mid 2031.

Through June 30, 2023, interest on each Term Loan accrued at an annual fixed rate of 8%, payable monthly. Effective July 1, 2023, UES and Clarus amended the Master Loan and Security Agreement increasing the interest rate on each Term Loan from an annual fixed rate of 8% to an annual fixed rate of 10.25%.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 8.27% and 7.81% for the three months ended June 30, 2024 and 2023, respectively, and 6.81% and 6.17% for the six months ended June 30, 2024 and 2023, respectively, and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 6.91% and 3.77% for the three months ended June 30, 2024 and 2023, respectively and 5.31% and 3.34% for the six months ended June 30, 2024 and 2023, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Minority Shareholder Loan

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, periodically has loans outstanding with its minority shareholder (Note 17). Amounts repaid approximated $664 (RMB 4,713) during the six months ended June 30, 2024. Amounts borrowed and repaid approximated $669 (RMB 4,600) during the six months ended June 30, 2023.

Note 7 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Six Months Ended June 30,
	2024	2023
U.S. defined benefit pension plans	$3,554	$207
Foreign defined benefit pension plans	$176	$260
Other postretirement benefits (e.g., net payments)	$182	$224
U.K. defined contribution pension plan	$134	$120
U.S. defined contribution plan	$1,814	$1,350

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans	2024	2023	2024	2023
Service cost	$10	$9	$20	$19
Interest cost	2,328	2,484	4,657	4,967
Expected return on plan assets	(3,401)	(3,596)	(6,802)	(7,192)
Amortization of prior service cost	1	1	1	3
Amortization of actuarial loss	46	31	91	61
Net benefit income	$(1,016)	$(1,071)	$(2,033)	$(2,142)

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2024	2023	2024	2023
Service cost	$8	$76	$39	$138
Interest cost	452	468	908	923
Expected return on plan assets	(475)	(488)	(953)	(959)
Amortization of prior service credit	(70)	(69)	(141)	(137)
Amortization of actuarial loss	181	152	361	299
Net benefit expense	$96	$139	$214	$264

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2024	2023	2024	2023
Service cost	$41	$26	$84	$85
Interest cost	83	140	181	195
Amortization of prior service credit	(256)	(213)	(512)	(512)
Amortization of actuarial gain	(76)	(167)	(157)	(161)
Net benefit income	$(208)	$(214)	$(404)	$(393)

Note 8 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of June 30, 2024 equaled $16,667, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of June 30, 2024 approximated $3,197 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

At June 30, 2024, commitments for future capital expenditures approximated $3,800.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 9 – Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three and six months ended June 30, 2024 and 2023, respectively, the Corporation received no proceeds from shareholders from the exercise of Series A warrants. At June 30, 2024 and December 31, 2023, 10,941,869 Series A warrants were outstanding.

Note 10 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2024 and 2023 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	(2,722)	(288)	(57)	(3,067)	(273)	(2,794)
Balance at June 30, 2024	$(25,883)	$(40,778)	$129	$(66,532)	$(749)	$(65,783)

Balance at January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	1,037	(629)	(287)	121	(478)	599
Balance at June 30, 2023	$(25,133)	$(33,252)	$(135)	$(58,520)	$(707)	$(57,813)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of unrecognized employee benefit costs:
Other loss – net	$(174)	$(265)	$(357)	$(447)
Income tax effect	-	(33)	-	(46)
Net of tax	$(174)	$(298)	$(357)	$(493)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(8)	$(8)	$(14)	$(14)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(278)	(68)	(260)	(179)
Total before income tax	(286)	(76)	(274)	(193)
Income tax effect	8	3	7	6
Net of tax	$(278)	$(73)	$(267)	$(187)

The income tax effect associated with the various components of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 is summarized below. Amounts in parentheses represent credits to net income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$-	$-	$-	$-
Fair value of cash flow hedges	(7)	(3)	(5)	3
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	-	(33)	-	(46)
Settlement of cash flow hedges	8	3	7	6

Note 11 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At June 30, 2024, approximately 41%, or $2,495, of anticipated copper purchases over the next eight months and 56%, or $621, of anticipated aluminum purchases over the next six months are hedged. At June 30, 2023, approximately 50%, or $2,725, of anticipated copper purchases over the next nine months and 61%, or $695, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At June 30, 2024, the Corporation has purchase commitments covering approximately 4%, or $1,830, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 10%, or $1,129, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. At June 30, 2023, the Corporation had purchase commitments covering approximately 23%, or $3,478, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 19%, or $1,329, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $854 and $1,833 for the three and six months ended June 30, 2024, respectively, and $904 and $1,437 for the three and six months ended June 30, 2023, respectively.

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

Gain (loss) on foreign exchange transactions included in other expense – net equaled $302 and $(190) for the three and six months ended June 30, 2024, respectively, and $(1,244) and $(1,159) for the three and six months ended June 30, 2023, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2024 and 2023 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended June 30, 2024	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$75	$-	$8	$67
Futures contracts – copper and aluminum	174	158	270	62
	$249	$158	$278	$129
Three Months Ended June 30, 2023
Foreign currency purchase contracts	$102	$-	$8	$94
Futures contracts – copper and aluminum	114	(278)	65	(229)
	$216	$(278)	$73	$(135)
Six Months Ended June 30, 2024
Foreign currency purchase contracts	$81	$-	$14	$67
Futures contracts – copper and aluminum	105	210	253	62
	$186	$210	$267	$129
Six Months Ended June 30, 2023
Foreign currency purchase contracts	$108	$-	$14	$94
Futures contracts – copper and aluminum	44	(100)	173	(229)
	$152	$(100)	$187	$(135)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations		2024	2023	2024	2023
Foreign currency purchase contracts	Depreciation and amortization	$28	$8	$8	$14	$14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$62	$278	$68	$260	$179

Note 12 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2024
Investments
Other noncurrent assets	$3,196	$-	$-	$3,196
As of December 31, 2023
Investments
Other noncurrent assets	$3,245	$-	$-	$3,245

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

Note 13 – Net Sales and Income Before Income Taxes

Net sales and income before income taxes by geographic area for the three and six months ended June 30, 2024 and 2023 are outlined below. Approximately 95% of foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2024	2023	2024	2023
United States	$72,916	$63,752	$142,680	$119,129
Foreign	38,072	43,459	78,523	92,885
	$110,988	$107,211	$221,203	$212,014

	Three Months Ended June 30,		Six Months Ended June 30,
Income Before Income Taxes	2024	2023	2024	2023
United States (1)	$1,205	$(2,341)	$(1,018)	$(3,469)
Foreign	2,210	3,489	2,681	5,915
	$3,415	$1,148	$1,663	$2,446
(1)
Includes Corporate costs of $3,492 and $3,593 for the three months ended June 30, 2024 and 2023, respectively, and $6,968 and $6,777 for the six months ended June 30, 2024 and 2023, respectively, which represent operating costs of the corporate office not allocated to the segments.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and six months ended June 30, 2024 equaled $388 and $734, respectively, and for the three and six months ended June 30, 2023, equaled $483 and $1,110, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2024 and 2023 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Six Months Ended June 30,
	2024	2023
Total claims pending at the beginning of the period	6,310	6,259
New claims served	636	713
Claims dismissed	(400)	(274)
Claims settled	(298)	(209)
Total claims pending at the end of period (1)	6,248	6,489
Administrative closures (2)	(3,155)	(3,057)
Total active claims at the end of the period	3,093	3,432
Gross settlement and defense costs paid in period (in 000’s)	$11,843	$10,789
Avg. gross settlement and defense costs per claim resolved (in 000’s) (3)	$16.97	$22.34
(1)
Included as “total claims pending” are approximately 1,641 and 1,638 claims at June 30, 2024 and 2023, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurance carriers that have coverage obligations for the Asbestos Liability (the “Settling Insurers”). During the second quarter of 2024, the Corporation and Air & Liquid entered into a settlement agreement with a previously unsettled insurance carrier resulting in reimbursement of prior years' costs of approximately $1,756. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for the Asbestos Liability. The Settlement Agreements encompass the majority of insurance policies that provide coverage for claims for the Asbestos Liability.

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

In the fourth quarter of 2023, in connection with its review of the underlying assumptions and primarily as a result of identified changes in claim data and availability of new information, the Corporation recorded an undiscounted increase to its estimated Asbestos Liability of approximately $112,640. In addition, the Corporation revised its estimated defense-to-indemnity cost ratio from 65% to 60%, which reduced the Asbestos Liability by $4,162. The following table summarizes activity relating to Asbestos Liability for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Asbestos liability, beginning of the year	$238,679	$153,575
Settlement and defense costs paid	(11,843)	(10,789)
Asbestos liability, end of the period	$226,836	$142,786

The increase in the asbestos-related insurance receivable associated with the increase in the estimated Asbestos Liability and a lower defense-to-indemnity ratio at December 31, 2023 approximated $67,591. The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2024 and 2023, including the $1,756 reimbursement of prior years' costs.

	Six Months Ended June 30,
	2024	2023
Insurance receivable – asbestos, beginning of the year	$160,245	$105,434
Settlement and defense costs paid by insurance carriers	(9,195)	(6,211)
Insurance receivable – asbestos, end of the period	$151,050	$99,223

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

The Corporation intends to continue to evaluate the Asbestos Liability, related insurance receivable and the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance recovery, these regular reviews may result in the Corporation adjusting its current reserves; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability and/or insurance receivable could be material to the operating results for the period in which the adjustments to the liability, receivable or allowance are recorded and to the Corporation’s condensed consolidated financial position, results of operations and liquidity.

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at June 30, 2024 and December 31, 2023.

Note 17 – Related Parties

ATR periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for each of the three and six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, ATR paid $2 (RMB 17) of interest. For the six months ended June 30, 2023, ATR paid $4 (RMB 25) of interest. No interest was outstanding as of June 30, 2024 or December 31, 2023.

Loan activity for the six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended June 30,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Balance at beginning of the period	$665	4,713	$-	-
Borrowings	-	-	669	4,600
Repayments	(664)	(4,713)	(669)	(4,600)
Foreign exchange	(1)	-	-	-
Balance at end of the period	$-	-	$-	-

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation's other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Purchases from related parties	$1,901	13,740	$1,880	13,223
Sales to related parties	$3,935	28,505	$303	2,342

	Six Months Ended June 30,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Purchases from related parties	$3,138	22,588	$3,323	23,133
Sales to related parties	$8,173	58,824	$2,723	18,960

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture's shareholder and its affiliates as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	June 30, 2024	December 31, 2023	December 31, 2023
	USD	RMB	USD	RMB
Accounts receivable from related parties	$4,795	34,861	$190	1,350
Accounts payable to related parties	$1,200	8,724	$401	2,841
Other current liabilities:
Customer deposits	$94	682	$149	1,056

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $30 (RMB 223) for each of the three months ended June 30, 2024 and 2023 and $61 (RMB 446) for each of the six months ended June 30, 2024 and 2023, which is included in purchases from related parties.

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

Presented below are the net sales and income before income taxes for the Corporation’s two business segments and sales by product line. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$72,647	$73,003	$146,043	$144,702
FEP	3,066	4,578	6,859	9,677
Forged and Cast Engineered Products	75,713	77,581	152,902	154,379

Air and Liquid Processing
Air handling systems	14,043	8,892	26,553	18,096
Heat exchange coils	11,979	11,105	22,802	21,740
Centrifugal pumps	9,253	9,633	18,946	17,799
Air and Liquid Processing	35,275	29,630	68,301	57,635
Total Reportable Segments	$110,988	$107,211	$221,203	$212,014

Income before income taxes:
Forged and Cast Engineered Products (1)	$5,361	$3,904	$6,937	$6,128
Air and Liquid Processing	3,174	2,977	5,156	5,930
Total Reportable Segments	8,535	6,881	12,093	12,058
Other expense, including corporate costs	(5,120)	(5,733)	(10,430)	(9,612)
Total	$3,415	$1,148	$1,663	$2,446

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

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
•
inoperability of certain equipment on which we rely;
•
inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures that may be necessary to support our growth strategy;
•
inability to execute our capital expenditure plan;
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

Executive Overview

For the FCEP segment, the roll market in North America has been flat as a result of end customer demand; however, order intake is expected to improve in the second half of the year, for delivery in 2025. Higher pricing and increased market share, when compared to a year ago, is expected to help minimize the effect of the expected decline in the overall volume of shipments for 2024. While stable, the European steel producers are operating at lower levels when compared to pre-pandemic levels as Europe continues to experience economic uncertainty and due to the entry of low-priced product from China. In addition, increased imports of flat rolled steel has resulted in pricing and volume pressures for steel producers there. The FEP market remains challenged by increased imports and high inventory levels at bar distributors. The primary focus for this segment is to maintain a strong position in the roll market and, with the completion of the previously announced capital program, to improve operational efficiencies and reliability at its domestic forge facilities and increase capacity for the manufacturing of its FEP.

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

Selected Financial Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net Sales:
Forged and Cast Engineered Products	$75,713	$77,581	$(1,868)	$152,902	$154,379	$(1,477)
Air and Liquid Processing	35,275	29,630	5,645	68,301	57,635	10,666
Consolidated	$110,988	$107,211	$3,777	$221,203	$212,014	$9,189

Income from Operations:
Forged and Cast Engineered Products	$5,361	$3,904	$1,457	$6,937	$6,128	$809
Air and Liquid Processing	3,174	2,977	197	5,156	5,930	(774)
Corporate costs	(3,492)	(3,593)	101	(6,968)	(6,777)	(191)
Consolidated	$5,043	$3,288	$1,755	$5,125	$5,281	$(156)

				June 30, 2024	December 31, 2023	Change
Backlog:
Forged and Cast Engineered Products				$231,450	$247,603	$(16,153)
Air and Liquid Processing				128,925	131,309	(2,384)
Consolidated				$360,375	$378,912	$(18,537)

Net sales approximated $110,988 and $107,211 for the three months ended June 30, 2024 and 2023, respectively, and $221,203 and $212,014 for the six months ended June 30, 2024 and 2023, respectively. The increase is attributable to higher sales for the ALP segment. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $5,043 and $3,288 for the three months ended June 30, 2024 and 2023, respectively, and $5,125 and $5,281 for the six months ended June 30, 2024 and 2023, respectively. Included in operating income for the three and six months ended June 30, 2023 is a credit of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation’s foreign operations by its local government (the “Foreign Energy Credit”). A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $360,375 as of June 30, 2024 versus $378,912 as of December 31, 2023. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is complete and ready for shipment to the customer. Approximately 44% of the backlog is expected to be released after 2024. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended June 30, 2024 and 2023 approximated 79.0% and 79.7%, respectively, and for the six months ended June 30, 2024 and 2023 approximated 81.5% and 81.1%, respectively. For the FCEP segment, costs of products sold, excluding depreciation and amortization, for the three and six months ended June 30, 2024 and 2023 were comparable. Whereas the current year periods benefited from favorable pricing, the prior year periods benefited from the Foreign Energy Credit. For the ALP segment, costs of products sold, excluding depreciation and amortization, increased for the three and six months ended June 30, 2024, when compared to the same periods of the prior year, primarily due to an unfavorable product mix of heat exchangers, caused by the timing of shipments for several large orders, and centrifugal pumps, due to shipping older lower-margin orders.

Selling and administrative expenses for each of the three and six months periods were comparable and approximated $13,550 and $14,093 for the three months ended June 30, 2024 and 2023, respectively, and $26,523 and $26,280 for the six months ended June 30, 2024 and 2023, respectively.

Interest expense approximated $3,017 and $2,245 for the three months ended June 30, 2024 and 2023, respectively, and $5,774 and $4,316, for the six months ended June 30, 2024 and 2023, respectively. When compared to the same periods of the prior year, the increase is principally due to:

•
Higher interest on the equipment financing facility, net of capitalized interest, of approximately $545 and $615 for the three and six months ended June 30, 2024, respectively;
•
Higher average borrowings outstanding under the revolving credit facility, which increased interest expense by approximately $120 and $420 for the three and six months ended June 30, 2024, respectively;
•
Higher average interest rates for 2024 versus 2023, which increased interest expense by approximately $85 and $265 for the three and six months ended June 30, 2024, respectively; and
•
Higher interest on the sale and leaseback financing transactions, including interest on the proceeds received from the Disbursement Agreement in June 2023, which increased interest expense by approximately $50 and $160 for the three and six months ended June 30, 2024, respectively.

Other income – net is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net pension and other postretirement income	$1,187	$1,257	$(70)	$2,366	$2,513	$(147)
Gain (loss) on foreign exchange transactions	302	(1,244)	1,546	(190)	(1,159)	969
Unrealized (loss) gain on Rabbi trust investments	(116)	89	(205)	106	248	(142)
Other	8	(4)	12	3	(137)	140
	$1,381	$98	$1,283	$2,285	$1,465	$820

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

In addition, as of December 31, 2023, as a result of the Corporation moving certain of its cast roll production from the U.K. to Sweden given the significant increases in energy costs in the U.K. due in part to Russia-Ukraine conflict, the Corporation’s U.K. operations entered into a three-year cumulative loss position resulting in a valuation allowance to be established against the net deferred income tax assets of the U.K. operations. As of June 30, 2024, the U.K. operations remain in a three-year cumulative loss position. Accordingly, the income tax provision for the three and six months ended June 30, 2024 does not include any income tax benefit for the net operating losses of the U.K. By comparison, the income tax provision for the three and six months ended June 30, 2023, which is prior to establishing the valuation allowance, includes a income tax benefit for the operating losses of the U.K.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation’s current earnings and anticipated future earnings in Sweden, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation’s condensed consolidated balance sheet and a decrease to the Corporation’s income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

Net income (loss) attributable to Ampco-Pittsburgh and net income (loss) per common share attributable to Ampco-Pittsburgh equaled $2,012 and $0.10 per common share and $423 and $0.02 per common share for the three months ended June 30, 2024 and 2023, respectively, and equaled $(705) and $(0.04) per common share and $1,099 and $0.06 per common share for the six months ended June 30, 2024 and 2023, respectively.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the three and six months ended June 30, 2023 include an after-tax benefit associated with the Foreign Energy Credit of $1,874 or $0.10 per common share.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net Sales:
Forged and cast mill rolls	$72,647	$73,003	$(356)	$146,043	$144,702	$1,341
FEP	3,066	4,578	(1,512)	6,859	9,677	(2,818)
	$75,713	$77,581	$(1,868)	$152,902	$154,379	$(1,477)

Income from Operations	$5,361	$3,904	$1,457	$6,937	$6,128	$809

				June 30, 2024	December 31, 2023	Change
Backlog				$231,450	$247,603	$(16,153)

The change in net sales for the three and six months ended June 30, 2024, when compared to the same periods of the prior year, is primarily due to the following:

•
Higher volume of and favorable changes in product mix for forged roll sales, particularly earlier in 2024, which increased net sales by approximately $100 and $3,100 for the three and six months ended June 30, 2024, respectively;
•
Improved pricing, net of lower variable-index surcharges passed through to customers as a result of fluctuation in the price of raw material, energy and transportation, which increased net sales by approximately $4,100 and $2,200 for the three and six months ended June 30, 2024, respectively; offset by
•
Lower volume of cast roll shipments, which decreased net sales by approximately $4,000 and $4,800 for the three and six months ended June 30, 2024, respectively; and
•
Lower volume of FEP shipments, which decreased net sales by approximately $1,800 and $2,000 for the three and six months ended June 30, 2024, respectively.

Changes in exchange rates between the periods reduced net sales slightly for the current year periods when compared to the same periods of the prior year.

Income from operations for the three and six months ended June 30, 2024 increased when compared to the three and six months ended June 30, 2023 primarily due to:

•
Benefit from improved pricing and fluctuations in manufacturing costs, net of lower variable-index surcharges, which increased income from operations by approximately $5,000 and $4,600 for the three and six months ended June 30, 2024, respectively, and
•
Lower selling and administrative costs associated primarily with lower commissions and professional fees, which increased income from operations by approximately $700 for each of the three and six months ended June 30, 2024, respectively; offset by
•
Lower manufacturing absorption and the insurance deductible associated with a fire at one of the Corporation’s cast roll facilities in the first quarter of 2024, which decreased operating income by approximately $1,100 and $1,500 for the three and six months ended June 30, 2024; respectively;
•
Foreign Energy Credit of $1,874 received in the prior year which benefited operating income for the three and six months ended June 30, 2023;
•
Impact from the net lower volume of shipments, which decreased operating income by approximately $1,200 and $900 for the three and six months ended June 30, 2024, respectively; and
•
Lower gains on the disposal of property, plant and equipment associated with equipment being replaced in the prior year in connection with the segment’s strategic capital expenditure program of approximately $131 for the six months ended June 30, 2024.

Changes in exchange rates between the periods reduced income from operations slightly for the current year periods when compared to the same periods of the prior year.

Backlog decreased at June 30, 2024 from December 31, 2023 by $16,153. The backlog for mill roll orders at June 30, 2024 decreased from December 31, 2023 by approximately $12,500 primarily due to timing of 2025 orders from most of the segment’s major forged roll customers which are expected in the third quarter of 2024. The backlog for FEP was comparable at June 30, 2024 and December 31, 2023. Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar decreased backlog at June 30, 2024 when compared to backlog at December 31, 2023 by approximately $3,600. At June 30, 2024, approximately 39% of backlog is expected to ship after 2024.

Air and Liquid Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net Sales:
Air handling systems	$14,043	$8,892	$5,151	$26,553	$18,096	$8,457
Heat exchange coils	11,979	11,105	874	22,802	21,740	1,062
Centrifugal pumps	9,253	9,633	(380)	18,946	17,799	1,147
	$35,275	$29,630	$5,645	$68,301	$57,635	$10,666

Income from Operations	$3,174	$2,977	$197	$5,156	$5,930	$(774)

				June 30, 2024	December 31, 2023	Change
Backlog				$128,925	$131,309	$(2,384)

Net sales for the three and six months ended June 30, 2024 improved over the comparable prior year periods principally due to an increase in shipments of air handling systems attributable to higher order intake as a result in the segment’s expansion of its sales distribution network throughout 2023 and the additional manufacturing facility opened in the third quarter of 2023. Net sales of heat exchange coils for the three and six months ended June 30, 2024 improved when compared to net sales for the three and six months ended June 30, 2023 primarily as a result of higher net sales to original equipment manufacturers and fossil utility customers. Net sales of centrifugal pumps for the six months ended June 30, 2024 exceed the comparable prior year period due to a higher volume of shipments to commercial customers but declined for the second quarter of 2024 when compared to the second quarter of 2023 as a result of timing of shipments.

Operating income fluctuated between the periods principally due to:

•
Higher volume of shipments, net of changes in product mix and manufacturing costs, which increased operating income by approximately $700 and $300 for the three and six months ended June 30, 2024; offset by
•
Higher selling and administrative costs of approximately $500 and $1,000 for the three and six months ended June 30, 2024 primarily as a result of higher commissions and employee-related costs including costs associated with expansion of the segment’s sales distribution network; and
•
Higher lease costs associated with the additional manufacturing facility of approximately $100 for the six months ended June 30, 3024.

Backlog at June 30, 2024 decreased from December 31, 2023 by $2,384. Backlog for air handling units decreased approximately $7,800 from December 31, 2023 due to the strong sales and lower order activity as a result of the manufacturing facilities being at capacity for the balance of 2024. Backlog for centrifugal pumps improved from December 31, 2023 by approximately $5,900 and backlog for heat exchangers was modestly lower versus December 31, 2023. At June 30, 2024, approximately 53% of backlog is expected to ship after 2024.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations which is calculated as income from operations excluding the Foreign Energy Credit for the three and six months ended June 30, 2023. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income from operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits that are one-time charges or credits, or unrelated to the Corporation’s ongoing results of operations, or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that otherwise could be masked by the effect of the items it excludes from adjusted income from operations. In particular, the Corporation believes the exclusion of the Foreign Energy Credit can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Foreign Energy Credit will not occur in future periods.

The adjustment reflected in adjusted income from operations is pre-tax. The tax impact associated with the adjustment is not significant due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income is recognized.

The following is a reconciliation of income from operations to non-GAAP adjusted income from operations for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from operations, as reported (GAAP)	$5,043	$3,288	$5,125	$5,281
Foreign Energy Credit (1)	-	(1,874)	-	(1,874)
Income from operations, as adjusted (Non-GAAP)	$5,043	$1,414	$5,125	$3,407

(1) Represents reimbursement of past energy costs at one of the Corporation’s foreign operations by its local government.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2024	2023	Change
Net cash flows used in operating activities	$(780)	$(7,105)	$6,325
Net cash flows used in investing activities	(4,370)	(9,560)	5,190
Net cash flows provided by financing activities	5,922	17,404	(11,482)
Effect of exchange rate changes on cash and cash equivalents	(166)	1	(167)
Net increase in cash and cash equivalents	606	740	(134)
Cash and cash equivalents at beginning of period	7,286	8,735	(1,449)
Cash and cash equivalents at end of period	$7,892	$9,475	$(1,583)

Net cash flows used in operating activities equaled $(780) and $(7,105) for the six months ended June 30, 2024 and 2023, respectively. The change in net cash flows from operating activities for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 primarily is due to a lower investment in trade working capital. In addition, net cash flows used in operating activities includes:

•
Reimbursement of prior years' asbestos-related settlement costs of approximately $1,756 as a result of the Corporation and Air & Liquid entering into a settlement agreement with a previously unsettled insurance carrier during the second quarter of 2024; offset by
•
Higher contributions to U.S. defined benefit pension plans of approximately $3,347 for the six months ended June 30, 2024 in comparison to the six months ended June 30, 2023; and
•
Proceeds from the Foreign Energy Credit of approximately $1,874 received in the second quarter of 2023.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries is difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements. Contributions to U.S. defined benefit plans for the remainder of 2024 are expected to approximate $2,700.

Net cash flows used in investing activities equaled $(4,370) and $(9,560) for the six months ended June 30, 2024 and 2023, respectively, and include capital expenditures for the FCEP segment related to the previously announced capital program undertaken to upgrade existing equipment at certain of its locations. The capital program was completed during the second quarter of 2024. In addition, a division of the ALP segment has initiated purchases of key machinery which may be able to be subsidized by various government incentives such as grants. Through June 30, 2024, the Corporation received approximately $808 in government incentives to help offset the cost of such key machinery. To date, no repayment obligations exist for any government incentives received. At

June 30, 2024, commitments for future capital expenditures approximated $3,800 which is expected to be spent over the next 12-15 months.

Net cash flows provided by financing activities equaled $5,922 and $17,404 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $11,482 primarily due to:

•
Lower net borrowings from the Corporation’s revolving credit facility of $5,130;
•
Lower proceeds from the equipment financing facility of $2,515;
•
Lower proceeds from sale and leaseback financing arrangements of $2,500;
•
Higher debt repayments of $673 primarily due to the commencement of principal payments on the equipment financing Term Notes; and
•
Repayment of related-party debt in 2024 of $664.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $606 during 2024 and ended the period at $7,892 in comparison to $7,286 at December 31, 2023. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of June 30, 2024, remaining availability under the revolving credit facility approximated $20,540, net of standard availability reserves. In addition, although the previously announced capital program undertaken to upgrade existing equipment at certain of the Corporation’s FCEP locations has been completed, subject to the approval of the lender, approximately $1,589 remains available under the Corporation's equipment finance facility to finance other capital projects of the Corporation. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of June 30, 2024.

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

Item 1A Risk Factors

There are no material changes to the “Risk Factors” included under Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, except as to the Corporation's ability to satisfy the continued listing requirements of the New York Stock Exchange (“NYSE”) or the NYSE American Exchange.

The Corporation's common stock is currently listed on the NYSE and its Series A warrants are listed on the NYSE American Exchange, with each imposing objective and subjective requirements for continued listing. Continued listing criteria of the NYSE include maintaining prescribed levels of financial condition, market capitalization and shareholders’ equity. Specifically, a company with common equity listed on the NYSE is subject to delisting if (i) its average market capitalization over a consecutive 30 trading-day period is below $15 million, or (ii) its common stock trades at an “abnormally low” selling price or volume of trading. In either case, if not maintained by the Corporation, the NYSE will promptly suspend the Corporation's common stock from trading on the NYSE and would begin the process to delist the Corporation's common stock from the NYSE, subject to the Corporation's right to appeal under the NYSE rules.

Additionally, the NYSE requires a listed company to maintain average global market capitalization over a consecutive 30 trading-day period of at least $50 million or maintain shareholders’ equity of at least $50 million and maintain a share price of at least $1.00. If the company does not regain compliance within a cure period up to a maximum of 18 months, it will be subject to delisting. Should the Corporation receive a notice of non-compliance, the NYSE may allow up to an 18-month cure period if the Corporation presents a plan to become compliant with adequate strategic actions and progress reporting satisfactory to the NYSE. If the NYSE determines the Corporation's common stock fails to satisfy the requirements for continued listing, or the Corporation continues to fail to meet listing criteria, the Corporation's common stock could be de-listed from the NYSE, which could impact potential liquidity for the Corporation's shareholders.

Continued listing criteria of the NYSE American Exchange include maintaining prescribed levels of financial condition, market capitalization and shareholders’ equity. Among other requirements, there must be an aggregate of at least 50,000 Series A warrants. Satisfaction of the NYSE American Exchange’s listing requirements therefore depends upon the extent to which warrant holders elect to exercise their Series A warrants. There can be no assurance the Corporation will continue to meet these, or other, listing standards of the NYSE American Exchange with respect to the Series A warrants. If the Corporation fails to meet the listing criteria, the Corporation's warrants could be de-listed from the NYSE American Exchange, which could impact potential liquidity for the Corporation's shareholders.

These “Risk Factors” should be carefully considered, understanding such risk factors may not describe every risk facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial could adversely affect its business, financial condition and results of operations in the future.

Items 2-4 None.

Item 5 Other Information

(a) On August 8, 2024, the Board of Directors of the Corporation approved an amendment and restatement to the change in control agreement between Samuel C. Lyon, who serves as President of Union Electric Steel Corporation (“UES”), and the Corporation (as amended and restated, the “Lyon Change in Control Agreement”). As amended and restated, the Lyon Change in Control Agreement provides, among other things, that, subject to the terms and conditions set forth in the agreement, in the event of a “Change in Control” (as such term is defined in the Lyon Change in Control Agreement) of the Corporation or UES, followed by a termination of Mr. Lyon’s employment with the Corporation within 24 months of such change in control, Mr. Lyon will be entitled to receive a severance payment in the amount equal to the sum of (i) three times the annual base salary either at the time of the change in control or at termination, whichever is higher, and (ii) three times the bonus paid for the prior year, in addition to certain other benefits. The definition of “Change in Control” in the Lyon Change in Control Agreement was also amended to provide that in addition to the existing events constituting a

Change in Control, a Change in Control would also be deemed to have occurred if (x) any “person” (as defined in Sections 13(d) and 14(d) of the Exchange Act) other than the Corporation is or becomes the beneficial owner, directly or indirectly, of securities of UES representing fifty percent (50%) or more of the combined voting power of UES’s then outstanding securities, (y) the shareholders of UES approve a merger of, or consolidation involving, UES in which UES’s Common Stock, no par value per share, respectively, is converted into shares or securities of another corporation, or into cash or other property; or (z) the shareholders of the UES approve a plan of complete liquidation of UES or an agreement for the sale or disposition by UES of all or substantially all UES’s assets, respectively, either of which is followed by a distribution of all or substantially all of the net proceeds to the shareholders.

On August 8, 2024, the Board of Directors of the Corporation also approved an amendment and restatement to the change in control agreement between David G. Anderson, who serves as President of Air & Liquid Systems Corporation (“ALS”), and the Corporation (as amended and restated, the “Anderson Change in Control Agreement” and collectively with the Lyon Change in Control Agreement, the “Change in Control Agreements”). As amended and restated, the Anderson Change in Control Agreement provides, among other things, that, subject to the terms and conditions set forth in the agreement, in the event of a “Change in Control” (as such term is defined in the Anderson Change in Control Agreement) of the Corporation or ALS, followed by a termination of Mr. Anderson’s employment with the Corporation within 24 months of such change in control, Mr. Anderson will be entitled to receive a severance payment in the amount equal to the sum of (i) three times the annual base salary either at the time of the change in control or at termination, whichever is higher, and (ii) three times the bonus paid for the prior year, in addition to certain other benefits. The definition of “Change in Control” in the Anderson Change in Control Agreement was also amended to provide that in addition to the existing events constituting a Change in Control, a Change in Control would also be deemed to have occurred if (x) any “person” (as defined in Sections 13(d) and 14(d) of the Exchange Act) other than the Corporation is or becomes the beneficial owner, directly or indirectly, of securities of ALS representing fifty percent (50%) or more of the combined voting power of ALS’s then outstanding securities, (y) the shareholders of ALS approve a merger of, or consolidation involving, ALS in which the ALS’s Common Stock, $1.00 par value per share, respectively, is converted into shares or securities of another corporation, or into cash or other property; or (z) the shareholders of the ALS approve a plan of complete liquidation of ALS or an agreement for the sale or disposition by ALS of all or substantially all ALS’s assets, respectively, either of which is followed by a distribution of all or substantially all of the net proceeds to the shareholders.

This summary of the Change in Control Agreements do not purport to be complete and is qualified in its entirety by reference to the full text of the Change in Control Agreements, which are filed herewith as Exhibit 10.1 and 10.2, respectively, and incorporated herein by reference..

(b) None.

(c) During the three months ended June 30, 2024, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)	†	Amended and Restated By-Laws, effective June 4, 2024.

(10.1)	†+	Amended and Restated Change in Control Agreement by and between Ampco-Pittsburgh Corporation and Samuel C. Lyon, dated August 8, 2024.

(10.2)	†+	Amended and Restated Change in Control Agreement by and between Ampco-Pittsburgh Corporation and David G. Anderson, dated August 8, 2024.

(31.1)	†	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	†	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	††	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	††	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	*	Inline XBRL Instance Document

(101.SCH)	**	Inline XBRL Taxonomy Extension Schema Document

(104)		The cover page for the Corporation’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
†		Filed herewith.
††		Furnished herewith.
+		Management contracts, compensatory plans or arrangements required to filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
*		The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 12, 2024	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 12, 2024	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer