Form 10-Q
period 2024-09-30
AMPCO PITTSBURGH CORP
filed 2024-11-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 7, 2024, 20,094,289 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,844	$7,286
Trade receivables, less allowance for credit losses of $903 as of September 30, 2024 and $975 as of December 31, 2023	74,727	78,939
Trade receivables from related parties	2,511	912
Inventories	120,856	124,694
Insurance receivable – asbestos	15,000	15,000
Contract assets	6,864	4,452
Other current assets	6,905	5,370
Total current assets	238,707	236,653
Property, plant and equipment, net	152,530	158,732
Operating lease right-of-use assets	4,839	4,767
Insurance receivable – asbestos, less allowance for credit losses of $708 as of September 30, 2024 and December 31, 2023	131,404	145,245
Deferred income tax assets	3,160	3,160
Intangible assets, net	4,682	4,947
Investments in joint ventures	2,175	2,175
Prepaid pensions	5,415	4,951
Other noncurrent assets	4,501	5,024
Total assets	$547,413	$565,654
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,772	$36,830
Accounts payable to related parties	2,066	401
Accrued payrolls and employee benefits	15,805	14,703
Debt – current portion	14,268	12,271
Operating lease liabilities – current portion	979	946
Asbestos liability – current portion	24,000	24,000
Other current liabilities	32,849	27,734
Total current liabilities	119,739	116,885
Employee benefit obligations	33,240	41,684
Asbestos liability	196,069	214,679
Long-term debt	116,010	116,382
Noncurrent operating lease liabilities	3,860	3,822
Deferred income tax liabilities	400	543
Other noncurrent liabilities	4,419	88
Total liabilities	473,737	494,083
Commitments and contingent liabilities (Note 8)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,980 shares as of September 30, 2024 and 19,729 shares as of December 31, 2023	19,980	19,729
Additional paid-in capital	177,926	177,196
Retained deficit	(75,661)	(72,997)
Accumulated other comprehensive loss	(60,903)	(62,989)
Total Ampco-Pittsburgh shareholders’ equity	61,342	60,939
Noncontrolling interest	12,334	10,632
Total shareholders’ equity	73,676	71,571
Total liabilities and shareholders’ equity	$547,413	$565,654

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Net sales	$92,072	$102,200	$305,102	$311,491
Net sales to related parties	4,094	18	12,267	2,741
Total net sales	96,166	102,218	317,369	314,232
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	76,389	84,490	256,563	256,333
Selling and administrative	13,332	11,821	39,855	38,101
Depreciation and amortization	4,586	4,382	13,954	13,110
Credit for asbestos litigation	-	(191)	-	(191)
(Gain) loss on disposal of assets	(11)	(6)	2	(124)
Total operating costs and expenses	94,296	100,496	310,374	307,229
Income from operations	1,870	1,722	6,995	7,003
Other expense - net:
Investment-related income	77	98	104	114
Interest expense	(2,976)	(2,468)	(8,750)	(6,784)
Other income – net	211	1,959	2,496	3,424
Total other expense - net	(2,688)	(411)	(6,150)	(3,246)
(Loss) income before income taxes	(818)	1,311	845	3,757
Income tax provision	(636)	(76)	(1,953)	(541)
Net (loss) income	(1,454)	1,235	(1,108)	3,216
Less: Net income attributable to noncontrolling interest	505	426	1,556	1,308
Net (loss) income attributable to Ampco-Pittsburgh	$(1,959)	$809	$(2,664)	$1,908

Net (loss) income per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$(0.10)	$0.04	$(0.13)	$0.10
Diluted	$(0.10)	$0.04	$(0.13)	$0.10

Weighted-average number of common shares outstanding:
Basic	19,980	19,729	19,857	19,580
Diluted	19,980	19,729	19,857	19,633

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,454)	$1,235	$(1,108)	$3,216
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	5,852	(3,150)	3,130	(2,113)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(537)	181	(468)	45
Fair value of cash flow hedges	174	19	384	(81)
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	(177)	(235)	(534)	(728)
Settlements of cash flow hedges	(13)	135	(280)	(52)
Other comprehensive income (loss)	5,299	(3,050)	2,232	(2,929)
Comprehensive income (loss)	3,845	(1,815)	1,124	287
Less: Comprehensive income attributable to noncontrolling interest	924	367	1,702	771
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$2,921	$(2,182)	$(578)	$(484)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2024	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2024	$19,980	$177,554	$(73,702)	$(65,783)	$11,410	$69,459
Stock-based compensation		372				372
Comprehensive income:
Net (loss) income			(1,959)		505	(1,454)
Other comprehensive income				4,880	419	5,299
Comprehensive income					924	3,845
Balance at September 30, 2024	$19,980	$177,926	$(75,661)	$(60,903)	$12,334	$73,676

Three Months Ended September 30, 2023
Balance at July 1, 2023	$19,729	$176,160	$(31,970)	$(57,813)	$9,474	$115,580
Stock-based compensation		520				520
Comprehensive income (loss):
Net income			809		426	1,235
Other comprehensive loss				(2,991)	(59)	(3,050)
Comprehensive income (loss)					367	(1,815)
Balance at September 30, 2023	$19,729	$176,680	$(31,161)	$(60,804)	$9,841	$114,285

Nine Months Ended September 30, 2024
Balance at January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		1,106				1,106
Comprehensive income:
Net (loss) income			(2,664)		1,556	(1,108)
Other comprehensive income				2,086	146	2,232
Comprehensive income					1,702	1,124
Issuance of common stock excluding excess tax benefits of $0	251	(376)				(125)
Balance at September 30, 2024	$19,980	$177,926	$(75,661)	$(60,903)	$12,334	$73,676

Nine Months Ended September 30, 2023:
Balance at January 1, 2023	$19,404	$175,656	$(33,069)	$(58,412)	$9,070	$112,649
Stock-based compensation		1,630				1,630
Comprehensive income:
Net income			1,908		1,308	3,216
Other comprehensive loss				(2,392)	(537)	(2,929)
Comprehensive income					771	287
Issuance of common stock excluding excess tax benefits of $0	325	(606)				(281)
Balance at September 30, 2023	$19,729	$176,680	$(31,161)	$(60,804)	$9,841	$114,285

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Net cash flows provided by (used in) operating activities	$10,576	$(10,327)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(8,443)	(14,134)
Proceeds from government grants, used for purchase of equipment	1,293	-
Proceeds from sale of property, plant and equipment	10	128
Purchases of long-term marketable securities	(364)	(70)
Proceeds from sale of long-term marketable securities	847	561
Net cash flows used in investing activities	(6,657)	(13,515)

Cash flows from financing activities:
Proceeds from revolving credit facility	18,396	28,205
Payments on revolving credit facility	(17,172)	(15,693)
Proceeds from sale and leaseback financing arrangements	-	2,500
Payments on sale and leaseback financing arrangements	(263)	(180)
Proceeds from equipment financing facility	1,692	6,822
Payments on equipment financing facility	(1,120)	-
Proceeds from related-party debt	-	1,099
Repayment of related-party debt	(664)	(1,096)
Repayments of debt	(312)	(334)
Net cash flows provided by financing activities	557	21,323

Effect of exchange rate changes on cash and cash equivalents	82	(146)

Net increase (decrease) in cash and cash equivalents	4,558	(2,665)
Cash and cash equivalents at beginning of period	7,286	8,735
Cash and cash equivalents at end of period	$11,844	$6,070

Supplemental information:
Income tax payments (net of refunds)	$2,181	$1,787
Interest payments (net of amounts capitalized)	$7,663	$5,739

Non-cash investing and financing activities:
Purchases of property, plant and equipment in current liabilities	$516	$2,365
Finance lease right-of-use assets exchanged for lease liabilities	$146	$144
Operating lease right-of-use assets exchanged for lease liabilities	$550	$1,953

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2024 and the unaudited condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023 have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Dissaggregation of Income Statement Expenses. The guidance requires tabular disclosure of certain expenses included in costs of products sold and selling and administrative expenses, such as purchases of inventory and employee compensation, and qualitative description of certain other costs. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2027 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The guidance requires disclosure of significant reportable segment expenses regularly provided to the chief operating decision-maker and included within each reported measure of a segment’s profit or loss. The guidance also requires disclosure of the title and position of the individual identified as the chief operating decision-maker and an explanation of how the chief operating decision-maker uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The guidance became effective for the Corporation’s annual period beginning January 1, 2024 and interim periods beginning January 1, 2025. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2024 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

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

Note 2 – Inventories

At September 30, 2024 and December 31, 2023, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	September 30, 2024	December 31, 2023
Raw materials	$48,981	$51,794
Work-in-process	50,228	48,676
Finished goods	14,136	17,332
Supplies	7,511	6,892
Inventories	$120,856	$124,694

Note 3 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2024	December 31, 2023
Land and land improvements	$9,038	$9,025
Buildings and leasehold improvements	71,711	71,063
Machinery and equipment	382,253	366,044
Construction-in-progress	3,580	11,514
Other	6,299	6,965
	472,881	464,611
Accumulated depreciation and amortization	(320,351)	(305,879)
Property, plant and equipment, net	$152,530	$158,732

Certain of the above property, plant and equipment are held as collateral including:

•
The land and building of Union Electric Steel UK Limited (“UES-UK”), an indirect subsidiary of the Corporation, with a book value equal to $2,841 (£2,122) at September 30, 2024, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 7).
•
Certain of the machinery and equipment with a book value equal to $24,239 at September 30, 2024, purchased with proceeds from the equipment finance facility (Note 6), are held as collateral by the lender.
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

In 2021, the Corporation began a $26,000 long-term strategic capital program to upgrade existing equipment at certain of its FCEP locations. The program was completed and the assets were placed in service during the first half of 2024. Interest capitalized related to the strategic capital program approximated $251 for the nine months ended September 30, 2024 and $425 and $1,027 for the three and nine months ended September 30, 2023, respectively. No interest was capitalized for the three months ended September 30, 2024.

The gross value of assets under finance leases and the related accumulated amortization approximated $3,539 and $1,876, respectively, as of September 30, 2024 and $4,223 and $1,959, respectively, at December 31, 2023. Depreciation expense approximated $4,497 and $4,295, including depreciation of assets under finance leases of approximately $80 and $115, for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense approximated $13,692 and $12,844, including depreciation of assets under finance leases of approximately $242 and $252, for the nine months ended September 30, 2024 and 2023, respectively.

Note 4 – Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2024	December 31, 2023
Customer relationships	$5,395	$5,442
Developed technology	3,966	3,913
Trade name	2,220	2,219
	11,581	11,574
Accumulated amortization	(6,899)	(6,627)
Intangible assets, net	$4,682	$4,947

Changes in intangible assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$4,574	$4,859	$4,947	$5,194
Amortization of intangible assets	(89)	(87)	(262)	(266)
Other, primarily impact from changes in foreign currency exchange rates	197	(45)	(3)	(201)
Balance at end of the period	$4,682	$4,727	$4,682	$4,727

Note 5 – Other Current Liabilities

Other current liabilities were comprised of the following:

	September 30, 2024	December 31, 2023
Customer-related liabilities	$24,971	$19,915
Accrued utilities	1,885	1,880
Accrued sales commissions	1,800	1,850
Other	4,193	4,089
Other current liabilities	$32,849	$27,734

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

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$5,175	$5,639	$5,539	$5,193
Satisfaction of warranty claims	(330)	(304)	(1,016)	(1,280)
Provision for warranty claims, net	440	62	884	1,439
Other, primarily impact from changes in foreign currency exchange rates	215	(110)	93	(65)
Balance at end of the period	$5,500	$5,287	$5,500	$5,287

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition when necessary to secure the right to a specific product. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. The majority of performance obligations related to customer deposits are expected to be satisfied in less than one year. Performance obligations related to customer deposits expected to be satisfied beyond one year have been classified as a noncurrent liability.

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$18,807	$11,506	$13,078	$10,453
Satisfaction of performance obligations	(6,156)	(7,602)	(13,541)	(17,182)
Receipt of additional deposits	9,759	5,266	22,892	15,886
Other, primarily impact from changes in foreign currency exchange rates	89	(22)	70	(9)
Balance at end of the period	22,499	9,148	22,499	9,148
Deposits - Other noncurrent liabilities	(4,213)	-	(4,213)	-
Deposits - Other current liabilities	$18,286	$9,148	$18,286	$9,148

Note 6 – Debt

Borrowings were comprised of the following:

	September 30, 2024	December 31, 2023
Revolving credit facility	$57,224	$56,000
Sale and leaseback financing obligations	45,227	44,488
Equipment financing facility	17,291	16,719
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,345	1,590
Minority shareholder loan	-	665
Outstanding borrowings	130,278	128,653
Debt – current portion	(14,268)	(12,271)
Long-term debt	$116,010	$116,382

The current portion of debt includes primarily swing loans under the revolving credit facility and the Industrial Revenue Bonds (“IRBs”). By definition, swing loans are temporary advances under the revolving credit facility and short term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loans equaled $2,224 at September 30, 2024. No amount was outstanding as a swing loan at December 31, 2023. Although the IRBs begin to become due in 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote.

Revolving Credit Facility

The Corporation is a party to a revolving credit and security agreement with a syndicate of banks that was amended on June 29, 2021 (the “First Amended and Restated Security Agreement”), and subsequently amended on December 17, 2021 and May 26, 2022. The First Amended and Restated Security Agreement provides for a senior secured asset-based revolving credit facility of $100,000, that can be increased to $130,000 at the option of the Corporation and with the approval of the lenders, and an allowance of $20,000 for new equipment financing (see “Equipment Financing Facility” below) but, otherwise, restricts the Corporation from incurring additional indebtedness outside of the agreement, unless approved by the banks. The revolving credit facility includes sub-limits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000, of which up to $7,500 may be allocated for Swedish borrowings. The maturity date for the revolving credit facility is June 29, 2026 and, subject to other terms and conditions of the agreement, would become due on that date.

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Effective July 1, 2023, the Corporation migrated London Inter-Bank Offered Rate (“LIBOR”)-based loans to Secured Overnight Financing Rate (“SOFR”)-based loans, in accordance with the provisions specified in the revolving credit facility, coinciding with the discontinuation of LIBOR. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement, as amended. Domestic borrowings from the revolving credit facility bear interest, at the Corporation’s option, at either (i) SOFR, as adjusted, plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. As of September 30, 2024 and December 31, 2023, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the revolving credit facility.

As of September 30, 2024, the Corporation had outstanding borrowings under the revolving credit facility of $57,224. The average interest rate approximated 8.26% and 8.24% for the three and nine months ended September 30, 2024, respectively, and 8.32% and 7.97% for the three and nine months ended September 30, 2023, respectively. The Corporation also utilizes a portion of the revolving credit facility for letters of credit (Note 8). As of September 30, 2024, remaining availability under the revolving credit facility approximated $20,507, net of standard availability reserves.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2024.

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

At September 30, 2024, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,645, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease. Effective October 1, 2024, the new Base Annual Rent is $3,719, an increase of 2.04%.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of September 30, 2024.

The effective interest rate approximated 8.25% and 8.24% for the three and nine months ended September 30, 2024, respectively, and approximated 8.89% and 8.36% for the three and nine months ended September 30, 2023, respectively.

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

All Term Loans have converted to Term Notes and approximately $17,291 is outstanding as of September 30, 2024. At December 31, 2023, Term Notes approximated $900 and Term Loans approximated $15,819.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rate on the Term Notes approximated 8.69% and 8.60% for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, monthly payments of principal and interest approximate $293 and continue through mid 2031.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 5.40% and 5.39% for the three months ended September 30, 2024 and 2023, respectively, and 5.40% and 5.04% for the nine months ended September 30, 2024 and 2023, respectively, and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 3.62% and 4.19% for the three months ended September 30, 2024 and 2023, respectively, and 3.80% and 3.63% for the nine months ended September 30, 2024 and 2023, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Minority Shareholder Loan

Shanxi Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, periodically has loans outstanding with its minority shareholder (Note 17). Amounts repaid approximated $664 (RMB 4,713) during the nine months ended September 30, 2024. Amounts borrowed and repaid approximated $1,099 (RMB 7,604) and $1,096 (RMB 7,604) during the nine months ended September 30, 2023, respectively.

Note 7 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Nine Months Ended September 30,
	2024	2023
U.S. defined benefit pension plans	$4,641	$207
U.S. defined benefit nonqualified pension plans (e.g. payments)	$576	$576
Foreign defined benefit pension plans	$327	$377
Other postretirement benefits (e.g., net payments)	$273	$325
U.K. defined contribution pension plan	$200	$175
U.S. defined contribution plan	$2,457	$2,002

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans (a)	2024	2023	2024	2023
Service cost	$2	$10	$22	$29
Interest cost	2,331	2,483	6,988	7,450
Expected return on plan assets	(3,443)	(3,596)	(10,245)	(10,788)
Amortization of prior service cost	-	2	1	5
Amortization of actuarial loss	45	30	136	91
Net benefit income	$(1,065)	$(1,071)	$(3,098)	$(3,213)

a) Includes the nonqualified defined benefit pension plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2024	2023	2024	2023
Service cost	$63	$87	$102	$225
Interest cost	467	468	1,375	1,391
Expected return on plan assets	(490)	(487)	(1,443)	(1,446)
Amortization of prior service credit	(72)	(70)	(213)	(207)
Amortization of actuarial loss	185	152	546	451
Net benefit expense	$153	$150	$367	$414

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2024	2023	2024	2023
Service cost	$42	$43	$126	$128
Interest cost	90	98	271	293
Amortization of prior service credit	(256)	(256)	(768)	(768)
Amortization of actuarial gain	(79)	(81)	(236)	(242)
Net benefit income	$(203)	$(196)	$(607)	$(589)

Note 8 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of September 30, 2024 equaled $15,909, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of September 30, 2024 approximated $3,351 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

At September 30, 2024, commitments for future capital expenditures approximated $6,000.

See Note 11 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 9 – Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. For the three and nine months ended September 30, 2024 and 2023, respectively, the Corporation received no proceeds from shareholders from the exercise of Series A warrants. At September 30, 2024 and December 31, 2023, 10,941,869 Series A warrants were outstanding.

Note 10 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2024 and 2023 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	3,130	(1,002)	104	2,232	146	2,086
Balance at September 30, 2024	$(20,031)	$(41,492)	$290	$(61,233)	$(330)	$(60,903)

Balance at January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	(2,113)	(683)	(133)	(2,929)	(537)	(2,392)
Balance at September 30, 2023	$(28,283)	$(33,306)	$19	$(61,570)	$(766)	$(60,804)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of unrecognized employee benefit costs:
Other loss – net	$(177)	$(223)	$(534)	$(670)
Income tax effect	-	(12)	-	(58)
Net of tax	$(177)	$(235)	$(534)	$(728)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(6)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(7)	146	(267)	(33)
Total before income tax	(13)	140	(287)	(53)
Income tax effect	-	(5)	7	1
Net of tax	$(13)	$135	$(280)	$(52)

The income tax effect associated with the various components of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 is summarized below. Amounts in parentheses represent credits to net (loss) income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$-	$-	$-	$-
Fair value of cash flow hedges	$(5)	$-	$(10)	$3
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$-	$(12)	$-	$(58)
Settlement of cash flow hedges	$-	$(5)	$7	$1

Note 11 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At September 30, 2024, approximately 43%, or $2,853, of anticipated copper purchases over the next nine months and 56%, or $615, of anticipated aluminum purchases over the next six months are hedged. At September 30, 2023, approximately 46%, or $2,771, of anticipated copper purchases over the next ten months and 56%, or $565, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At September 30, 2024, the Corporation has purchase commitments covering approximately 3%, or $1,568, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 9%, or $945, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. At September 30, 2023, the Corporation had purchase commitments covering approximately 32%, or $2,942, of anticipated natural gas usage through December 31, 2025 for one of its subsidiaries and approximately 21%, or $1,116, of anticipated electricity usage through December 31, 2025 for one of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $674 and $2,507 for the three and nine months ended September 30, 2024, respectively, and $812 and $2,249 for the three and nine months ended September 30, 2023, respectively.

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

(Loss) gain on foreign exchange transactions included in other expense – net equaled $(1,130) and $(1,320) for the three and nine months ended September 30, 2024, respectively, and $892 and $(267) for the three and nine months ended September 30, 2023, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2024 and 2023 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended September 30, 2024	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$67	$-	$6	$61
Futures contracts – copper and aluminum	62	174	7	229
	$129	$174	$13	$290
Three Months Ended September 30, 2023
Foreign currency purchase contracts	$94	$-	$6	$88
Futures contracts – copper and aluminum	(229)	19	(141)	(69)
	$(135)	$19	$(135)	$19
Nine Months Ended September 30, 2024
Foreign currency purchase contracts	$81	$-	$20	$61
Futures contracts – copper and aluminum	105	384	260	229
	$186	$384	$280	$290
Nine Months Ended September 30, 2023
Foreign currency purchase contracts	$108	$-	$20	$88
Futures contracts – copper and aluminum	44	(81)	32	(69)
	$152	$(81)	$52	$19

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations		2024	2023	2024	2023
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$6	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$235	$7	$(146)	$267	$33

Note 12 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2024
Investments
Other noncurrent assets	$3,204	$-	$-	$3,204
As of December 31, 2023
Investments
Other noncurrent assets	$3,245	$-	$-	$3,245

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

Note 13 – Net Sales and (Loss) Income Before Income Taxes

Net sales and (loss) income before income taxes by geographic area for the three and nine months ended September 30, 2024 and 2023 are outlined below. Approximately 95% of foreign net sales for each of the periods is attributable to the FCEP segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2024	2023	2024	2023
United States	$59,556	$63,118	$202,236	$182,247
Foreign	36,610	39,100	115,133	131,985
	$96,166	$102,218	$317,369	$314,232

	Three Months Ended September 30,		Nine Months Ended September 30,
(Loss) Income Before Income Taxes	2024	2023	2024	2023
United States (1)	$837	$350	$(181)	$(3,119)
Foreign	(1,655)	961	1,026	6,876
	$(818)	$1,311	$845	$3,757
(1)
Includes Corporate costs of $3,720 and $3,182 for the three months ended September 30, 2024 and 2023, respectively, and $10,688 and $9,959 for the nine months ended September 30, 2024 and 2023, respectively, which represent operating costs of the corporate office not allocated to the segments.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and nine months ended September 30, 2024 equaled $372 and $1,106, respectively, and for the three and nine months ended September 30, 2023, equaled $520 and $1,630, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2024 and 2023 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Nine Months Ended September 30,
	2024	2023
Total claims pending at the beginning of the period	6,310	6,259
New claims served	950	984
Claims dismissed	(517)	(647)
Claims settled	(419)	(305)
Total claims pending at the end of period (1)	6,324	6,291
Administrative closures (2)	(3,117)	(2,903)
Total active claims at the end of the period	3,207	3,388
Gross settlement and defense costs paid in period (in 000’s)	$18,610	$16,221
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$19.88	$17.04
(1)
Included as “total claims pending” are approximately 1,638 and 1,642 claims at September 30, 2024 and 2023, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

In the fourth quarter of 2023, in connection with its review of the underlying assumptions and primarily as a result of identified changes in claim data and availability of new information, the Corporation recorded an undiscounted increase to its estimated Asbestos Liability of approximately $112,640. In addition, the Corporation revised its estimated defense-to-indemnity cost ratio from 65% to 60%, which reduced the Asbestos Liability by $4,162. The following table summarizes activity relating to Asbestos Liability for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Asbestos liability, beginning of the year	$238,679	$153,575
Settlement and defense costs paid	(18,610)	(16,221)
Asbestos liability, end of the period	$220,069	$137,354

The increase in the asbestos-related insurance receivable associated with the increase in the estimated Asbestos Liability and a lower defense-to-indemnity ratio at December 31, 2023 approximated $67,591. The following table summarizes activity relating to insurance recoveries for the nine months ended September 30, 2024 and 2023, including the $1,756 reimbursement of prior years’ costs.

	Nine Months Ended September 30,
	2024	2023
Insurance receivable – asbestos, beginning of the year	$160,245	$105,434
Settlement and defense costs paid by insurance carriers	(13,841)	(9,041)
Insurance receivable – asbestos, end of the period	$146,404	$96,393

The insurance receivable does not assume any recovery from insolvent carriers. A substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, there will not be insolvencies among the relevant insurance carriers, or the assumed percentage recoveries for certain carriers will prove correct. During the third quarter of 2023, the Corporation received $191 of proceeds from an insolvent asbestos-related insurance carrier, which is recorded as a Credit for Asbestos Litigation in the accompanying condensed consolidated statement of operations.

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at September 30, 2024 and December 31, 2023.

Note 17 – Related Parties

ATR periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for each of the three and nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, ATR paid $2 (RMB 17) of interest. For the nine months ended September 30, 2023, ATR paid $5 (RMB 35) of interest. No interest was outstanding as of September 30, 2024 or December 31, 2023.

Loan activity for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Balance at beginning of the period	$665	4,713	$-	-
Borrowings	-	-	1,099	7,604
Repayments	(664)	(4,713)	(1,096)	(7,604)
Foreign exchange	(1)	-	(3)	-
Balance at end of the period	$-	-	$-	-

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Purchases from related parties	$1,994	14,221	$1,913	13,752
Sales to related parties	$4,094	29,156	$18	346

	Nine Months Ended September 30,
	2024	2024	2023	2023
	USD	RMB	USD	RMB
Purchases from related parties	$5,132	36,809	$5,236	36,885
Sales to related parties	$12,267	87,980	$2,741	19,306

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	September 30, 2024	December 31, 2023	December 31, 2023
	USD	RMB	USD	RMB
Accounts receivable from related parties	$2,511	17,622	$190	1,350
Accounts payable to related parties	$2,066	14,499	$401	2,841
Other current liabilities:
Customer deposits	$-	-	$149	1,056

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $34 (RMB 223) for each of the three months ended September 30, 2024 and 2023 and $95 (RMB 669) for each of the nine months ended September 30, 2024 and 2023, which is included in purchases from related parties.

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including original equipment manufacturers, commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment utilizes an independent group of sales offices located throughout the United States and Canada.

Presented below are the net sales and (loss) income before income taxes for the Corporation’s two business segments and sales by product line. When disaggregating revenue, consideration is given to information regularly reviewed by the chief operating decision-maker to evaluate the financial performance of the operating segments and make resource allocation decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$63,833	$68,325	$209,876	$213,027
FEP	3,370	5,300	10,229	14,977
Forged and Cast Engineered Products	67,203	73,625	220,105	228,004

Air and Liquid Processing
Air handling systems	8,853	9,357	35,406	27,453
Heat exchange coils	10,824	10,068	33,626	31,808
Centrifugal pumps	9,286	9,168	28,232	26,967
Air and Liquid Processing	28,963	28,593	97,264	86,228
Total Reportable Segments	$96,166	$102,218	$317,369	$314,232

(Loss) income before income taxes:
Forged and Cast Engineered Products (1)	$2,456	$1,448	$9,393	$7,576
Air and Liquid Processing (2)	3,134	3,456	8,290	9,386
Total Reportable Segments	5,590	4,904	17,683	16,962
Other expense, including corporate costs	(6,408)	(3,593)	(16,838)	(13,205)
Total	$(818)	$1,311	$845	$3,757

(1) Income before income taxes for Forged and Cast Engineered Products for the nine months ended September 30, 2023 includes proceeds of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation’s foreign operations by its local government. No future performance or conditions exist related to the reimbursement and, currently, no further reimbursements are expected.

(2) Income before income taxes for Air and Liquid Processing for the three and nine months ended September 30, 2023 includes proceeds of approximately $191 from an insolvent insurance carrier.

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
•
inability to obtain necessary capital or financing on satisfactory terms to support our growth strategy;
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
•
failure to maintain an effective system of internal control; and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including original equipment manufacturers, commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment utilizes an independent group of sales offices located throughout the United States and Canada.

Executive Overview

For the FCEP segment, demand for steel in the segment’s two largest markets, North America and Europe, has been flat when compared to the prior year, resulting in customers operating with lower overall roll inventories and placing orders for new rolls on an as-needed basis. Order intake has begun to show signs of improvement with shipments expecting to increase for the segment’s cast roll facilities in early 2025 and the segment’s forge roll facilities by mid-2025. Pricing has been stable and market share has increased, compared to a year ago, which is expected to improve the segment’s overall utilization in 2025 when compared to 2024. European steel producers, however, continue to operate at lower levels compared to pre-pandemic levels as Europe continues to experience economic uncertainty. Additionally, increased entry of low-priced products from other countries has negatively impacted local demand both in Europe and the U.S. with several of the segment’s largest customers engaging in trade cases to reduce the number of imports into the U.S. The FEP market remains challenged by low activity among bar distribution customers, improved block utilization, and lower activity among the segment’s block customers. The primary focus for the FCEP segment is to maintain a strong position in the roll market and to continue to improve operational efficiency and equipment reliability resulting from the completion of the previously announced capital program.

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

The Corporation is actively monitoring, and will continue to actively monitor, the lingering effects from a post-pandemic environment, repercussions from the Russia-Ukraine and Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net Sales:
Forged and Cast Engineered Products	$67,203	$73,625	$(6,422)	$220,105	$228,004	$(7,899)
Air and Liquid Processing	28,963	28,593	370	97,264	86,228	11,036
Consolidated	$96,166	$102,218	$(6,052)	$317,369	$314,232	$3,137

Income from Operations:
Forged and Cast Engineered Products	$2,456	$1,448	$1,008	$9,393	$7,576	$1,817
Air and Liquid Processing	3,134	3,456	(322)	8,290	9,386	(1,096)
Corporate costs	(3,720)	(3,182)	(538)	(10,688)	(9,959)	(729)
Consolidated	$1,870	$1,722	$148	$6,995	$7,003	$(8)

				September 30, 2024	December 31, 2023	Change
Backlog:
Forged and Cast Engineered Products				$252,138	$247,603	$4,535
Air and Liquid Processing				131,412	131,309	103
Consolidated				$383,550	$378,912	$4,638

Net sales approximated $96,166 and $102,218 for the three months ended September 30, 2024 and 2023, respectively, and $317,369 and $314,232 for the nine months ended September 30, 2024 and 2023, respectively. The decrease for the three months ended September 30, 2024, when compared to September 30, 2023, is attributable to lower sales for the FCEP segment while the increase for the nine months ended September 30, 2024, when compared to September 30, 2023, is attributable to higher sales for the ALP segment. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $1,870 and $1,722 for the three months ended September 30, 2024 and 2023, respectively, and $6,995 and $7,003 for the nine months ended September 30, 2024 and 2023, respectively. Included in operating income for the three and nine months ended September 30, 2023 is a credit of approximately $191 for proceeds received from an insolvent asbestos-related insurance carrier (the “Asbestos-Related Credit”) and, for the nine months ended September 30, 2023, a credit of approximately $1,874 for the reimbursement of past energy costs at one of the Corporation’s foreign operations by its local government (the “Foreign Energy Credit”). A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $383,550 as of September 30, 2024 versus $378,912 as of December 31, 2023. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is complete and ready for shipment to the customer. Approximately 71% of the backlog is expected to be released after 2024. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended September 30, 2024 and 2023 approximated 79.4% and 82.7%, respectively, and for the nine months ended September 30, 2024 and 2023 approximated 80.8% and 81.6%, respectively, due principally to improved margins for the FCEP segment. For the ALP segment, costs of products sold, excluding depreciation and amortization, were comparable for the three months ended September 30, 2024 when compared to the same period of the prior year, but increased for the nine months ended September 30, 2024 when compared to the same period of the prior year primarily due to product mix and shipment of older lower-margin orders for centrifugal pumps.

Selling and administrative expenses approximated $13,332 and $11,821 for the three months ended September 30, 2024 and 2023, respectively, and $39,855 and $38,101 for the nine months ended September 30, 2024 and 2023, respectively. The increase in selling and administrative expenses for the current year periods is primarily due to higher employee-related costs, professional fees and an increase in exchange rates used to translate selling and administrative expenses of the Corporation’s foreign subsidiaries into the U.S. dollar.

Credit for asbestos litigation of $191 in 2023 represents a credit for proceeds received from an insolvent asbestos-related insurance carrier.

Investment-related income relates primarily to dividends from one of the Corporation’s Chinese joint ventures. In the third quarter of 2024 and 2023, the Chinese joint venture declared dividends totaling $62 and $92 for the Corporation, respectively.

Interest expense approximated $2,976 and $2,468 for the three months ended September 30, 2024 and 2023, respectively, and $8,750 and $6,784, for the nine months ended September 30, 2024 and 2023, respectively. When compared to the same periods of the prior year, the increase is principally due to:

•
Higher interest on the equipment financing facility, net of capitalized interest, of approximately $279 and $894 for the three and nine months ended September 30, 2024, respectively;
•
Higher average borrowings outstanding under the revolving credit facility, which increased interest expense by approximately $182 and $602 for the three and nine months ended September 30, 2024, respectively;
•
Higher average interest rates for 2024 versus 2023, which increased interest expense by approximately $47 and $312 for the three and nine months ended September 30, 2024, respectively; and
•
Interest on the sale and leaseback financing transactions, including interest on the proceeds received from the Disbursement Agreement in June 2023, which was comparable for the three months ended September 30, 2024 and 2023 but higher by approximately $158 for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Other income – net is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net pension and other postretirement income	$1,222	$1,257	$(35)	$3,588	$3,770	$(182)
(Loss) gain on foreign exchange transactions	(1,130)	892	(2,022)	(1,320)	(267)	(1,053)
Unrealized gain (loss) on Rabbi trust investments	85	(207)	292	191	41	150
Other	34	17	17	37	(120)	157
	$211	$1,959	$(1,748)	$2,496	$3,424	$(928)

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

In addition, as of December 31, 2023, as a result of the Corporation moving certain of its cast roll production from the U.K. to Sweden given the significant increases in energy costs in the U.K. due in part to Russia-Ukraine conflict, the Corporation’s U.K. operations entered into a three-year cumulative loss position resulting in a valuation allowance being established against the net deferred income tax assets of the U.K. operations. As of September 30, 2024, the U.K. operations remain in a three-year cumulative loss position. Accordingly, the income tax provision for the three and nine months ended September 30, 2024 does not include any income tax benefit for the net operating losses of the U.K. operations. By comparison, the income tax provision for the three and nine months ended September 30, 2023, which is prior to establishing the valuation allowance, includes an income tax benefit for the operating losses of the U.K. operations of $636 and $1,177 for the three and nine months ended September 30, 2023, respectively.

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

Net (loss) income attributable to Ampco-Pittsburgh and net (loss) income per common share attributable to Ampco-Pittsburgh equaled $(1,959) and $(0.10) per common share and $809 and $0.04 per common share for the three months ended September 30, 2024 and 2023, respectively, and $(2,664) and $(0.13) per common share and $1,908 and $0.10 per common share for the nine months ended September 30, 2024 and 2023, respectively.

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

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net Sales:
Forged and cast mill rolls	$63,833	$68,325	$(4,492)	$209,876	$213,027	$(3,151)
FEP	3,370	5,300	(1,930)	10,229	14,977	(4,748)
	$67,203	$73,625	$(6,422)	$220,105	$228,004	$(7,899)

Income from Operations	$2,456	$1,448	$1,008	$9,393	$7,576	$1,817

				September 30, 2024	December 31, 2023	Change
Backlog				$252,138	$247,603	$4,535

The change in net sales for the three and nine months ended September 30, 2024, when compared to the same periods of the prior year, is primarily due to the following:

•
Lower volume and changes in product mix for roll sales, which decreased net sales by approximately $4,100 and $5,900 for the three and nine months ended September 30, 2024, respectively;
•
Lower volume of FEP shipments, which decreased net sales by approximately $1,800 and $3,800 for the three and nine months ended September 30, 2024, respectively; and
•
Lower variable-index surcharges passed through to customers as a result of lower prices for raw material, energy and transportation, net of higher base pricing, which reduced net sales by approximately $1,400 for the three months ended September 30, 2024, reducing the year-to-date benefit of improved pricing, net of variable index surcharges, to approximately $800 for the nine months ended September 30, 2024 when compared to the same period of the prior year; offset by
•
Increases in exchange rates between the periods which increased net sales by approximately $900 and $1,000 for the three and nine months ended September 30, 2024, respectively.

Income from operations for the three and nine months ended September 30, 2024 increased when compared to the three and nine months ended September 30, 2023 primarily due to:

•
Benefit from improved pricing and changes in manufacturing costs, net of lower variable-index surcharges, which increased income from operations by approximately $2,000 and $6,600 for the three and nine months ended September 30, 2024, respectively, and
•
Improved manufacturing absorption, net of the impact associated with a fire at one of the Corporation’s cast roll facilities in the first quarter of 2024, which increased operating income by approximately $1,900 and $400 for the three and nine months ended September 30, 2024, respectively; offset by
•
Changes in selling and administrative costs associated primarily with changes in employee-related costs, which reduced income from operations by approximately $500 for the three months ended September 30, 2024, however, selling and administrative costs for the nine months ended September 30, 2024 remain below the same costs for the same period of the prior year by approximately $200;

•
Lower volume of shipments, which decreased operating income by approximately $2,300 and $3,200 for the three and nine months ended September 30, 2024, respectively;
•
Foreign Energy Credit of $1,874 received in the prior year which benefited operating income for the nine months ended September 30, 2023;
•
Lower gains on the disposal of property, plant and equipment associated with equipment being replaced in the prior year in connection with the segment’s strategic capital expenditure program of approximately $131 for the nine months ended September 30, 2024; and
•
Net increase in certain exchange rates, which increased the losses of certain of the Corporation's foreign operations and reduced income from operations by approximately $100 and $200 for the three and nine months ended September 30, 2024, respectively.

Backlog increased at September 30, 2024 from December 31, 2023 by $4,535 due to an increase in backlog for mill roll orders of approximately $3,800 and higher exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar which increased backlog by approximately $770. The backlog for FEP was comparable at September 30, 2024 and December 31, 2023. At September 30, 2024, approximately 68% of backlog is expected to ship after 2024.

Air and Liquid Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net Sales:
Air handling systems	$8,853	$9,357	$(504)	$35,406	$27,453	$7,953
Heat exchange coils	10,824	10,068	756	33,626	31,808	1,818
Centrifugal pumps	9,286	9,168	118	28,232	26,967	1,265
	$28,963	$28,593	$370	$97,264	$86,228	$11,036

Income from Operations	$3,134	$3,456	$(322)	$8,290	$9,386	$(1,096)

				September 30, 2024	December 31, 2023	Change
Backlog				$131,412	$131,309	$103

Net sales for the three and nine months ended September 30, 2024 improved over the comparable prior year periods. Net sales of air handling units for the third quarter of 2024 were slightly less than net sales for the comparable prior year period primarily due to timing of shipments and associated revenue recognition. Net sales of air handling systems for the nine months ended September 30, 2024 exceeded the comparable prior year period due to higher order intake as a result of the segment’s expansion of its sales distribution network throughout 2023 and the additional manufacturing facility opened in the third quarter of 2023. Net sales of heat exchange coils for the three and nine months ended September 30, 2024 improved when compared to net sales for the three and nine months ended September 30, 2023 primarily as a result of higher net sales to original equipment manufacturers and power generation customers. Net sales of centrifugal pumps for the three and nine months ended September 30, 2024 exceeded the comparable prior year periods principally due to a higher volume of shipments to commercial customers.

Operating income decreased for each of the current year periods, when compared to the same periods of the prior year, principally due to:

•
Higher selling and administrative costs of approximately $300 and $1,300 for the three and nine months ended September 30, 2024, respectively, primarily as a result of higher commissions associated primarily with the increase in sales and employee-related costs including costs associated with expansion of the segment’s sales distribution network;
•
Asbestos-Related Credit of $191 received in the prior year which benefited operating income for the three and nine months ended September 30, 2023;
•
Full-year lease costs associated with the additional manufacturing facility which reduced operating income by approximately $100 for the nine months ended September 30, 2024; and
•
Higher depreciation costs of approximately $100 for the three and nine months ended September 30, 2024 associated with the capital investment at the additional manufacturing facility; offset by
•
Higher volume of shipments, net of changes in product mix and manufacturing costs, which increased operating income by approximately $300 and $600 for the three and nine months ended September 30, 2024; respectively.

Backlog at September 30, 2024 and December 31, 2023 was comparable. Backlog for centrifugal pumps improved from year-end 2023 by approximately $4,600 due to improved order intake while backlog for air handling units decreased from year-end 2023 by approximately $4,600 due to the strong sales and lower order activity as a result of the manufacturing facilities being at capacity. Backlog for heat exchangers at September 30, 2024 was modestly higher versus December 31, 2023. At September 30, 2024, approximately 77% of backlog is expected to ship after 2024.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations which is calculated as income from operations excluding the Asbestos-Related Credit for the three and nine months ended September 30, 2023 and the Foreign Energy Credit for the nine months ended September 30, 2023. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income from operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits that are one-time charges or credits, or unrelated to the Corporation’s ongoing results of operations, or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that otherwise could be masked by the effect of the items it excludes from adjusted income from operations. In particular, the Corporation believes the exclusion of the Asbestos-Related Credit and the Foreign Energy Credit can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than income from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Asbestos-Related Credit and the Foreign Energy Credit will not occur in future periods.

The adjustments reflected in adjusted income from operations are pre-tax. The tax impact associated with these adjustments is not significant due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdictions where the income is recognized.

The following is a reconciliation of income from operations to non-GAAP adjusted income from operations for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from operations, as reported (GAAP)	$1,870	$1,722	$6,995	$7,003
Asbestos-Related Credit (1)	-	(191)	-	(191)
Foreign Energy Credit (2)	-	-	-	(1,874)
Income from operations, as adjusted (Non-GAAP)	$1,870	$1,531	$6,995	$4,938

(1) Represents proceeds received from an insolvent asbestos-related insurance carrier.

(2) Represents reimbursement of past energy costs at one of the Corporation’s foreign operations by its local government.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2024	2023	Change
Net cash flows provided by (used in) operating activities	$10,576	$(10,327)	$20,903
Net cash flows used in investing activities	(6,657)	(13,515)	6,858
Net cash flows provided by financing activities	557	21,323	(20,766)
Effect of exchange rate changes on cash and cash equivalents	82	(146)	228
Net increase (decrease) in cash and cash equivalents	4,558	(2,665)	7,223
Cash and cash equivalents at beginning of period	7,286	8,735	(1,449)
Cash and cash equivalents at end of period	$11,844	$6,070	$5,774

Net cash flows provided by (used in) operating activities equaled $10,576 and $(10,327) for the nine months ended September 30, 2024 and 2023, respectively. The change in net cash flows provided by operating activities for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 primarily is due to a lower investment in trade working capital. In addition, net cash flows provided by (used in) operating activities includes:

•
Reimbursement of prior years’ asbestos-related settlement costs of approximately $1,756 as a result of the Corporation and Air & Liquid entering into a settlement agreement with a previously unsettled insurance carrier during the second quarter of 2024;
•
Higher contributions to U.S. defined benefit pension plans of approximately $4,434 for the nine months ended September 30, 2024 in comparison to the nine months ended September 30, 2023; and
•
Proceeds from the Foreign Energy Credit of approximately $1,874 received in the second quarter of 2023.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries is difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements.

Net cash flows used in investing activities equaled $(6,657) and $(13,515) for the nine months ended September 30, 2024 and 2023, respectively, and include primarily capital expenditures for the FCEP segment related to the previously announced capital program undertaken to upgrade existing equipment at certain of its locations. The capital program was completed during the second quarter of 2024. In addition, a division of the ALP segment has initiated purchases of key machinery which may be able to be subsidized by various government incentives such as grants. Through September 30, 2024, the Corporation received approximately $1,300 in government incentives to help offset the cost of such key machinery. To date, no repayment obligations exist for any government incentives received. At September 30, 2024, commitments for future capital expenditures approximated $6,000 which is expected to be spent over the next 12-18 months.

Net cash flows provided by financing activities equaled $557 and $21,323 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $20,766 primarily due to:

•
Lower net borrowings from the Corporation’s revolving credit facility of $11,288;
•
Lower proceeds from the equipment financing facility of $5,130;
•
Lower proceeds from sale and leaseback financing arrangements of $2,500;
•
Higher principal payments of $1,181 primarily due to the commencement of payments on the equipment financing Term Notes; and
•
Changes in borrowings and repayment of related-party debt, which reduced net cash flows provided by financing activities by $667.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $4,558 during 2024 and ended the period at $11,844 in comparison to $7,286 at December 31, 2023. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements and debt service costs. The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. As of September 30, 2024, remaining availability under the revolving credit facility approximated $20,507, net of standard availability reserves. In addition, although the previously announced capital program undertaken to upgrade existing equipment at certain of the Corporation’s FCEP locations has been completed, subject to the approval of the lender, approximately $1,589 remains available under the Corporation’s equipment finance facility to finance other capital projects of the Corporation. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of September 30, 2024.

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

Item 1A Risk Factors

There are no material changes to the “Risk Factors” included under Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, except as to the Corporation’s ability to satisfy the continued listing requirements of the New York Stock Exchange (“NYSE”) or the NYSE American Exchange.

The Corporation’s common stock is currently listed on the NYSE and its Series A warrants are listed on the NYSE American Exchange, with each imposing objective and subjective requirements for continued listing. Continued listing criteria of the NYSE include maintaining prescribed levels of financial condition, market capitalization and shareholders’ equity. Specifically, a company with common equity listed on the NYSE is subject to delisting if (i) its average market capitalization over a consecutive 30 trading-day period is below $15 million, or (ii) its common stock trades at an “abnormally low” selling price or volume of trading. In either case, if not maintained by the Corporation, the NYSE will promptly suspend the Corporation’s common stock from trading on the NYSE and would begin the process to delist the Corporation’s common stock from the NYSE, subject to the Corporation’s right to appeal under the NYSE rules.

Additionally, the NYSE requires a listed company to maintain average global market capitalization over a consecutive 30 trading-day period of at least $50 million or maintain shareholders’ equity of at least $50 million and maintain a share price of at least $1.00. If the company does not regain compliance within a cure period up to a maximum of 18 months, it will be subject to delisting. Should the Corporation receive a notice of non-compliance, the NYSE may allow up to an 18-month cure period if the Corporation presents a plan to become compliant with adequate strategic actions and progress reporting satisfactory to the NYSE. If the NYSE determines the Corporation’s common stock fails to satisfy the requirements for continued listing, or the Corporation continues to fail to meet listing criteria, the Corporation’s common stock could be de-listed from the NYSE, which could impact potential liquidity for the Corporation’s shareholders.

Continued listing criteria of the NYSE American Exchange include maintaining prescribed levels of financial condition, market capitalization and shareholders’ equity. Among other requirements, there must be an aggregate of at least 50,000 Series A warrants. Satisfaction of the NYSE American Exchange’s listing requirements therefore depends upon the extent to which warrant holders elect to exercise their Series A warrants. There can be no assurance the Corporation will continue to meet these, or other, listing standards of the NYSE American Exchange with respect to the Series A warrants. If the Corporation fails to meet the listing criteria, the Corporation’s warrants could be de-listed from the NYSE American Exchange, which could impact potential liquidity for the Corporation’s shareholders.

These “Risk Factors” should be carefully considered, understanding such risk factors may not describe every risk facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial could adversely affect its business, financial condition and results of operations in the future.

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2024, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)		Amended and Restated By-Laws, effective June 4, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

(31.1)	†	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	†	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	††	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	††	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	*	Inline XBRL Instance Document

(101.SCH)	**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

(104)		The cover page for the Corporation’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
†		Filed herewith.
††		Furnished herewith.
+		Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
*		The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 12, 2024	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 12, 2024	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer