Form 10-K
period 2024-12-31
AMPCO PITTSBURGH CORP
filed 2025-03-17
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2024 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $9 million.

As of March 13, 2025, 20,094,617 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2025 Annual Meeting of Shareholders.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K, as well as the consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, the global supply chain, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

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
•
changes in the existing regulatory environment;
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

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel in the segment’s two largest markets, North America and Europe, softened during 2024 compared to 2023 and 2022 and is approximately 15% below 2019 pre-pandemic levels as of December 31, 2024. The financial impact from weaker demand has been mitigated through higher pricing and increased participation in new mill builds, primarily in North America. Recent order intake has shown improvement, and shipments are expected to increase for the segment’s cast roll facilities and pricing to remain stable in 2025. In addition, forged engineered products (“FEP”) order activity is improving after several years of depressed demand. Increased entry of low-priced products from other countries has negatively impacted local demand in Europe and the U.S., with several of the segment’s largest customers engaging in trade cases to reduce the number of imports into the U.S. In addition, the new administration has announced new tariffs on steel and aluminum imports to the U.S. and has, for now, removed the exceptions that allowed some countries to continue sending products to the U.S.

The primary focus for the FCEP segment is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability following the completion of the previously announced capital equipment program. In addition, in February 2025, the segment's U.K. operations entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability.

For the ALP segment, businesses are benefiting from steady demand and increased market share but are facing increasing production costs due to inflation and supply chain issues as a result of the lingering effects from a post-pandemic environment. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities, and continue to improve its sales distribution network.

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

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Engineered Products Segment

The FCEP segment produces forged hardened steel rolls, cast rolls and FEP. Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and operates several sales offices located throughout the world.

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

Åkers Valji Ravne d.o.o. produces forged rolls for cluster mills and Z-Hi mills, work rolls for narrow and wide strip mills and aluminum mills, back-up rolls for narrow strip mills, and leveling rolls and shafts. It is located in Ravne, Slovenia.

Alloys Unlimited Processing, LLC (“AUP”) is a distributor of tool steels and alloys and carbon round bar. It is located in Austintown, Ohio.

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

Buffalo Air Handling Division of Air & Liquid Systems Corporation produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Its primary manufacturing facility is located in Amherst, Virginia with an additional Virginian manufacturing location added in the second half of 2023.

Buffalo Pumps Division of Air & Liquid Systems Corporation manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. It is located in North Tonawanda, New York.

Products

In both segments, the products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users located throughout the world. Products are delivered directly to the customer via third-party carriers or customer-arranged transportation. For the FCEP segment, one customer accounted for 11% of its net sales in both 2024 and 2023, the loss of which could have a material adverse effect on the segment. For the ALP segment, no customers exceeded 10% of its net sales in 2024 or 2023. For additional information on the products produced and financial information about each segment, see Note 23, Business Segments, to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K (the “Consolidated Financial Statements”).

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

Backlog

The backlog of orders approximated $378.9 million at December 31, 2024 and 2023, respectively. Backlog for the FCEP segment increased by approximately $2.9 million due to improved order intake for cast rolls offset by lower backlog for forged rolls and lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar. Backlog for the ALP segment decreased by approximately $3.0 million year over year with backlog for air handling units and heat exchange coils declining from a year ago offset by improved order intake for centrifugal pumps. Approximately 5% of the backlog is expected to be released after 2025.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, its subsidiaries are significant participants in each of the niche markets they serve. Competition in both segments is based on quality, service, price, and delivery.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2024 and are not expected to be material in 2025.

Employees and Human Capital Management

Employees

On December 31, 2024, the Corporation and its subsidiaries had 1,634 active employees worldwide (substantially all full-time), of which approximately 56% were employed in the United States. Approximately 31% of the Corporation’s employees are covered by collective bargaining agreements or agreements with works councils.

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

EXECUTIVE OFFICERS

The name, age, position with the Corporation, and business experience for at least the past five years of the Executive Officers of the Corporation are summarized below. Officers serve at the discretion of the Board of Directors of the Corporation and none of the listed individuals serve as a director of another public company.

J. Brett McBrayer (age 59). Mr. McBrayer has served as Chief Executive Officer of the Corporation since July 2018. He previously served as President and Chief Executive Officer at Airtex Products and ASC Industries, a global manufacturer and distributor of automotive after-market and original equipment manufacturer fuel and water pumps from 2012 to 2017. Airtex Products and ASC Industries, together with its parent company, UCI International LLC, and affiliated companies, filed for bankruptcy protection in June 2016, and successfully emerged in December 2016. Mr. McBrayer also served as Vice President and General Manager of the Alcan Cable business at Rio Tinto Alcan, as Vice President and General Manager of the Specialty Metals Division at Precision Cast Parts Corporation, and held positions of various responsibility and leadership during his 20 years with Alcoa, Inc. Mr. McBrayer received a Bachelor of Science in Industrial Engineering from the University of Tennessee and a Master of Arts in Applied Behavioral Science from Bastyr University.

Michael G. McAuley (age 61). Mr. McAuley has served as Senior Vice President, Chief Financial Officer and Treasurer of the Corporation since March 2018 and as Vice President, Chief Financial Officer and Treasurer since April 2016.

Samuel C. Lyon (age 56). Mr. Lyon has served as President of Union Electric Steel Corporation since February 2019. He previously served as Vice President and Group President of Performance Engineered Products at Carpenter Technology Corporation, a developer, manufacturer and distributor of stainless steels and corrosion-resistant alloys from July 2017 to January 2019.

David G. Anderson (age 57). Mr. Anderson has been employed by the Corporation since 2010 and has served as President of Air & Liquid Systems Corporation since January 2022. He previously served as Vice President of Finance for Union Electric Steel Corporation from October 2018 to December 2021, and as Vice President of Air & Liquid Systems Corporation from May 2016 to October 2018.

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

RISKS RELATEFD TO OUR BUSINESS AND INDUSTRY

We need to maintain adequate liquidity to meet our operating cash flow requirements, debt service costs and other financial obligations. If we fail to comply with the covenants contained in our revolving credit facility or our equipment financing facility, it may adversely affect our liquidity, results of operations and financial condition.

Our liquidity is a function of our cash on-hand, our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, availability from our revolving credit facility, access to capital markets, and funding from other third parties. We believe our liquidity (including operating and other cash flows that we expect to generate and revolving credit availability) should be sufficient to meet our operating cash flow requirements, debt service costs and other financial obligations as they occur; however, our ability to maintain sufficient liquidity going forward is subject to the general liquidity of, and ongoing changes in, the credit markets as well as general economic, financial, competitive, legislative, regulatory, and other market factors that are beyond our control. If we are not able to maintain adequate liquidity, we may not be able to meet our operating cash flow requirements, debt service costs, or other financial obligations such as future required contributions to our employee benefit plans.

The maturity date for our revolving credit facility is June 29, 2026 and, subject to other terms and conditions of the agreement, would become due on that date. In addition, our revolving credit facility is subject to various affirmative and negative covenants and our equipment financing facility includes various affirmative covenants. Failure to extend or replace the revolving credit facility or failure to comply with material provisions or covenants in these facilities could have a material adverse effect on our liquidity, results of operations and financial condition. We may seek to renegotiate or replace a facility or may determine not to replace a facility at all and, instead, pursue other forms of liquidity. Any new credit agreement or other forms of liquidity may result in higher borrowing costs and contain non-investment grade covenants that are less favorable in comparison to our existing revolving credit and equipment financing facilities, if available at all.

Cyclical demand for products and economic downturns could reduce the demand for, and sales of, our products, which could adversely affect our margins and profitability.

A significant portion of the FCEP segment’s sales consists of mill rolls to customers in the global steel and aluminum industries that may be periodically impacted by economic or cyclical downturns and other disruptions. Such downturns and disruptions, the timing and length of which are difficult to predict, may cause demand for steel and aluminum to be lower than forecasted which may reduce the demand for, and sales of, our forged and cast rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other competing roll producers lower selling prices in the marketplace to fill their manufacturing capacity. Cancellation of orders or deferral of delivery of rolls may occur and produce an adverse impact on our financial results. In addition, sales of FEP, specifically open-die forged products for the oil and gas industry and steel distribution markets, are impacted by fluctuations in global energy demand, which also could adversely affect our margins and profitability.

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

Certain of our subsidiaries and, in some cases, we, are defendants in numerous claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of these subsidiaries. Settlement agreements between the insurance carriers, our subsidiaries and, in some cases, us encompass the majority of insurance policies that provide coverage for claims. Through the current year end, our insurance has covered a majority of our settlement and defense costs. We believe the estimated costs, net of anticipated insurance recoveries, of our pending and future asbestos legal proceedings should not have a material adverse effect on our financial condition or liquidity. However, there can be no assurance our subsidiaries or we will not be subject to significant additional claims in the future or our subsidiaries’ ultimate liability with respect to asbestos claims will not present significantly greater and longer lasting financial exposure than provided in our consolidated financial statements. The ultimate net liability with respect to such pending and any unasserted claims is subject to various uncertainties including, but not limited to, the following:

•
the number and nature of claims in the future;
•
the costs of defending and settling these claims;
•
inability to reach acceptable agreements with insurance carriers currently not a party to a settlement agreement or at a coverage amount less than we have anticipated;
•
insolvencies among our insurance carriers and the risk of future insolvencies;
•
the possibility of adverse jury verdicts requiring damage payments in amounts greater than the amounts for which we have historically settled claims or have provided for future claims;
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

Our principal business relies on certain unique equipment such as an electric arc furnace and a spin cast work roll machine. Although a comprehensive critical spare inventory of key components for this equipment is maintained, if any such unique equipment is out of operation for an extended period of time, it may result in a significant reduction in our sales and earnings. Additionally, repair costs may be significant which, if not sufficiently covered by insurance, may negatively impact our earnings and cash flows.

Increases in energy and commodity prices, reductions in electricity and natural gas supply or shortages of key production materials could adversely impact our production, which could result in lower profitability or higher losses.

Our subsidiaries use certain commodities in the manufacture of their products. These include steel scrap, ferroalloys and energy. Any unexpected, sudden or prolonged increase in the price of these commodities may cause a reduction in our profit margins or result in losses where beneficial fixed-priced contracts do not exist, unfavorable fixed-priced contracts cannot be modified or increases cannot be obtained in our selling prices. In addition, there could be a time lag between when we incur such price increases and when we are able to recover such increases in our selling prices. Global increases in transportation costs and more limited availability of freight carriers may impact timely delivery of supplies to our subsidiaries and product to our customers, and may negatively impact our sales, production and profitability. There also may be curtailment in electricity or natural gas supply or availability of key production materials, which could adversely impact our production or result in lower profitability, higher losses or impairment of our long-lived assets. Shortage of key production materials, while driving up costs, may be of such severity as to disrupt our production, all of which may impact our sales and profitability.

Geopolitical factors or wars, including the Russia-Ukraine and Middle East conflicts, could exacerbate the above risks. In particular, the Russia-Ukraine conflict has significantly increased the cost of energy for our U.K. operations. As a result, we have moved certain of our cast roll production from the U.K. to Sweden, reducing profitability of our U.K. operations but improving profitability for our Sweden operations.

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

The United States currently imposes tariffs on primary steel and aluminum imports into the United States. As consumers of steel and aluminum in some of our products, our cost base is exposed to these tariffs and could be exposed to additional tariffs, higher tariffs or similar actions in the future, which could reduce our margins. Similarly, we could potentially lose market share to foreign competitors not subject to similar tariffs if our foreign customers sourced product offshore. Our financial condition, results of operations and liquidity may be affected by these tariffs, or similar actions. Moreover, these tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries which could adversely impact demand for our products, as well as impact our costs, customers, suppliers, and/or the U.S. economy or certain sectors thereof and, thus, may adversely impact our business, operations and financial performance.

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

A work stoppage or other industrial action on the part of any of our unions could be disruptive to our operations.

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

We are a party to sale-leaseback financing transactions, which creates the risk of loss if we default.

UES and Air & Liquid are parties to sale-leaseback financing transactions with Store Capital Acquisitions, LLC (“STORE”) for certain properties utilized by the segments of the Corporation. In connection with the sale-leaseback financing transactions, UES entered into a master lease with STORE whereby it will lease the same properties from STORE and further sublease certain properties to Air & Liquid and/or the Corporation. The master lease contains certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for that type of agreement. If we default on the terms of the master lease and fail to renew such lease on acceptable terms, we could lose access to such properties and may not be able to continue with our manufacturing operations which could be detrimental to our financial position, results of operations and liquidity. In addition, if we close, sell or otherwise exit a property included in the sale-leaseback financing transactions, we would be required to sublet or provide replacement property, which may hinder our ability to successfully restructure our operations.

Failure of financial institutions or the need of liquidity from third-party sources by financial institutions may affect our access, or our customers’ access, to capital resources.

Failure of financial institutions or the need of liquidity from third-party sources by financial institutions may place additional stress on other financial institutions, which may limit our access, or our customers’ access, to short-term financing or result in higher interest rates. Our inability to access, or our customers’ inability to access, short-term financing at competitive rates may adversely affect our liquidity, financial condition or results of operations.

We generate approximately 10% of the sales in the FCEP segment from one customer, and the loss of, or significant reduction in, the orders of such customer could have a material adverse effect on the segment.

One customer accounted for approximately 11% of the net sales of the FCEP segment in each of the years ended December 31, 2024 and 2023. The loss of such customer, or a significant reduction in the orders of such customer, could have a material adverse effect on the segment. For the ALP segment, no customers exceeded 10% of its net sales in 2024 or 2023.

Uncertainty related to environmental regulation and industry standards, as well as the physical risks of climate change, could impact our results of operations and financial position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require us to change our manufacturing processes or obtain substitute materials that may cost more or be less available for our manufacturing operations. Various jurisdictions in which we do business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, changes from traditional fossil fuel sources to renewables, regulations on energy management and waste management, and other climate change-based rules and regulations, which may increase our costs and adversely affect our operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase our insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope and complexity of matters we are required to control, assess and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon us, our suppliers, our customers, or our products, or if our operations are disrupted due to the physical impacts of climate change on us, our suppliers, our customers or our business, our results of operations, financial condition and liquidity could be adversely impacted.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

We may not be able to satisfy the continued listing requirements of the New York Stock Exchange and the NYSE American Exchange for our common stock and Series A warrants, respectively.

Our common stock is currently listed on the New York Stock Exchange, and our Series A warrants are listed on the NYSE American Exchange, with each imposing objective and subjective requirements for continued listing. Continued listing criteria of the New York Stock Exchange include maintaining prescribed levels of financial condition, market capitalization and shareholders’ equity. Specifically, the New York Stock Exchange requires a company with common equity listed on its exchange to maintain average global market capitalization over a consecutive 30-day trading period of at least $50 million or maintain shareholders’ equity of at least $50 million and maintain a share price of at least $1.00. Our common stock’s average-global market capitalization over the 30-day trading period ended December 31, 2024 was $39.6 million, and our total Ampco-Pittsburgh shareholders’ equity was $58.9 million as of December 31, 2024.

Should we fall below the continued listing criteria of the New York Stock Exchange and receive a notice of non-compliance, the New York Stock Exchange may allow up to an 18-month cure period if we present a plan to become compliant with adequate strategic actions and progress reporting satisfactory to the New York Stock Exchange. If the New York Stock Exchange determines our common stock fails to satisfy the requirements for continued listing, or we continue to fail to meet listing criteria, and if the New York Stock Exchange does not provide us with an opportunity to become compliant or does not approve our actions to become compliant, or we do not make sufficient progress satisfactory to the New York Stock Exchange, our common stock could be de-listed from the New York Stock Exchange, which could impact potential liquidity for our shareholders.

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

GENERAL RISK FACTORS

Changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S., Europe, the United Kingdom, and elsewhere, including adverse factors such as inflation, rising or sustained elevated interest rates, supply chain disruptions, and geopolitical conflicts including the impacts from the Russia-Ukraine conflict, significantly impact our business. Periods of economic downturn or continued uncertainty could result in us having difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition, and cash flows.

Our U.S. operations are subject to economic conditions, including credit and capital market conditions, inflation, prevailing interest rates, and political factors which, if changed, could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, changes in administration resulting in increased or newly imposed tariffs, increased regulation such as carbon emissions, limitations on trading including the export of energy and raw materials, trade remedies, and changes to tax laws and regulations resulting in increased income tax liability. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

We are subject to economic conditions and political factors associated with the European Union, the United Kingdom and neighboring countries, and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, regional conflict, civil unrest, increased regulation and quotas, tariffs, sanctions, and other market-distorting measures. Continued uncertainty and economic downturn in the European market throughout 2024, as well as the ongoing Russia-Ukraine conflict have had a broad range of adverse impacts on global economic conditions, many of which have had, and are likely to continue to have, adverse impacts on our business and the business of our customers including increased raw material and energy costs, softer customer demand and lower steel prices, which has led, and may lead in the future, to the temporary idling of a portion of our customers’ raw steel capability until the demand environment improves. These uncertain conditions in the European market could lead to adverse effects on the valuation of our long-lived assets, which could negatively affect our results of operations through potential impairment charges.

Additionally, we are also exposed to risks associated with the business success and creditworthiness of our suppliers and customers. If our customers or suppliers are negatively impacted by a slowdown in economic markets, we may face reduction, delay or cancellation of customer orders; delays or interruptions of the supply of raw materials; and increased risk of insolvency and other credit related issues of customers or suppliers, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling our needs on a timely or cost-effective basis, or at all. The occurrence of any of these events may adversely affect our business, results of operations, financial condition, and cash flows.

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

Our By-laws provide, unless we otherwise consent in writing, the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which our principal executive office is located will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any director, officer or other employee of ours, (c) any action asserting a claim against us or against any of our directors, officers or other employees arising pursuant to any provision of the Pennsylvania Business Corporation Law of 1988 or our Articles of Incorporation or By-laws, (d) any action seeking to interpret, apply, enforce, or determine the validity of our Article of Incorporation or By-laws, or (e) any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine (collectively, “Internal Governance Claims”). This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, or the Securities Act of 1933 (the “Securities Act”), as amended. However, the federal courts are the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, pursuant to our By-laws, and any complaint asserting a cause of action arising under the Exchange Act, pursuant to Section 27 of the Exchange Act. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Pennsylvania with respect to Internal Governance Claims or any other state court with respect to a cause of action under the Securities Act were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

Engage Third Parties

As part of the Corporation’s cybersecurity risk management process, the Corporation engages a range of third parties, including consultants, advisors and software providers, to assist with security assessments and operations, employee training and awareness, compliance, penetration testing, network and endpoint monitoring, threat intelligence, and the Corporation’s vulnerability management platform. These relationships enable the Corporation to access specialized knowledge and insights with respect to its cybersecurity strategies and processes.

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

Board of Directors’ Oversight

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

* Facility is leased.

Most of the Corporation’s domestic real property locations are subject to sale-leaseback financing transactions with STORE, including its manufacturing facilities. See Note 9, Debt, to the Consolidated Financial Statements.

UES subleases office space to the Corporation. The Corporation further subleases a portion of its office space to Air & Liquid for use as its headquarters.

The Corporation believes all of the owned facilities are adequate and suitable for their respective purposes.

The forged roll facilities of the FCEP segment operated within approximately 80% to 90% of their normal capacity during 2024. The cast roll facilities of the FCEP segment operated within approximately 65% to 75% of normal operating capacity during 2024, primarily due to soft European demand. The facilities of the ALP segment operated within approximately 75% to 85% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, and inventory taking. The number of work shifts is also taken into consideration.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries may become involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid. Air & Liquid and, in some cases, the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts. The Corporation believes appropriate reserves have been established. See Note 19, Litigation, to the Consolidated Financial Statements.

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

– PART II –

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of common stock of Ampco-Pittsburgh Corporation are traded on the New York Stock Exchange (symbol AP). The Corporation paid cash dividends on common shares in every year from 1965 through mid-2017. In June 2017, the Corporation announced it would suspend quarterly cash dividends, beginning with the second quarter of 2017.

The Series A warrants are traded on the NYSE American Exchange (symbol AP WS). Each warrant entitles the holder with the right to purchase 0.4464 shares of common stock of Ampco-Pittsburgh Corporation.

The number of registered shareholders at December 31, 2024 and 2023 equaled 345 and 348, respectively.

The number of registered warrant holders at each of December 31, 2024 and 2023 equaled 21.

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

EXECUTIVE OVERVIEW

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel in the segment’s two largest markets, North America and Europe, softened during 2024 compared to 2023 and 2022 and is approximately 15% below 2019 pre-pandemic levels as of December 31, 2024. The financial impact from weaker demand has been mitigated through higher pricing and increased participation in new mill builds, primarily in North America. Recent order intake has shown improvement, and shipments are expected to increase for the segment’s cast roll facilities and pricing to remain stable in 2025. In addition, FEP order activity is improving after several years of depressed demand. Increased entry of low-priced products from other countries has negatively impacted local demand in Europe and the U.S., with several of the segment’s largest customers engaging in trade cases to reduce the number of imports into the U.S. In addition, the new administration has announced new tariffs on steel and aluminum imports to the U.S. and has, for now, removed the exceptions that allowed some countries to continue sending products to the U.S.

The primary focus for the FCEP segment is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability following the completion of the previously announced capital equipment program. In addition, in February 2025, the segment's U.K. operations entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability.

For the ALP segment, businesses are benefiting from steady demand and increased market share but are facing increasing production costs due to inflation and supply chain issues as a result of the lingering effects from a post-pandemic environment. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities and continue to improve its sales distribution network.

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

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2024		2023
Net Sales:
Forged and Cast Engineered Products	$286,565	69%	$303,761	72%
Air and Liquid Processing	131,740	31%	118,579	28%
Consolidated	$418,305	100%	$422,340	100%
Income (Loss) from Operations:
Forged and Cast Engineered Products	$10,494		$7,580
Air and Liquid Processing (1)	15,858		(29,084)
Corporate costs	(14,183)		(13,070)
Consolidated	$12,169		$(34,574)
Backlog:
Forged and Cast Engineered Products	$250,530	66%	$247,603	65%
Air and Liquid Processing	128,354	34%	131,309	35%
Consolidated	$378,884	100%	$378,912	100%

(1)
Income (loss) from operations for the ALP segment includes a net (benefit) charge for asbestos-related items of $(4,184) and $40,696 in 2024 and 2023, respectively, as more fully explained in Note 19, Litigation, to the Consolidated Financial Statements.

Net sales equaled $418,305 and $422,340 for 2024 and 2023, respectively, a decrease of $4,035. While net sales improved for the ALP segment, the increase was more than offset by lower net sales for the FCEP segment. A discussion of sales by segment is included below.

Income (loss) from operations equaled $12,169 and $(34,574) for 2024 and 2023, respectively. Included in income from operations for 2024 is a:

•
Credit of $4,101 associated with the decrease in the estimated costs of pending and future asbestos claims net of additional insurance recoveries and a reduction in the estimated defense-to-indemnity cost ratio from 60% to 55% (the “Asbestos-Related Credit”) and
•
Credit of $83 for proceeds received from an insolvent asbestos-related insurance carrier (the “Asbestos-Related Proceeds”).

By comparison, included in loss from operations for 2023 is a:

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

A discussion of income (loss) from operations for the Corporation’s two segments is included below. Corporate costs increased in 2024, when compared to 2023, by $1,113, primarily due to higher employee-related costs and professional fees.

Backlog equaled $378,884 at December 31, 2024 versus $378,912 as of December 31, 2023. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is completed and ready for shipment to the customer. Approximately 5% of the backlog is expected to be released after 2025. A discussion of backlog by segment is included below.

Gross margin, excluding depreciation and amortization, as a percentage of net sales was 19.5% and 17.7% for 2024 and 2023, respectively, and includes the Foreign Energy Credit for 2023. For the FCEP segment, gross margin, excluding depreciation and amortization, improved when compared to the prior year, primarily as a result of higher pricing. For the ALP segment, gross margin, excluding depreciation and amortization, declined slightly when compared to the prior year, primarily as a result of an unfavorable product mix.

Selling and administrative expenses approximated $54,878 (13.1% of net sales) and $50,884 (12.0% of net sales) for 2024 and 2023, respectively. The increase of $3,994 is principally due to higher employee-related costs, higher commissions for the ALP segment, and higher professional fees for Corporate.

Depreciation and amortization expense equaled $18,611 and $17,674 for 2024 and 2023, respectively. The increase of $937 is primarily associated with completion of the capital equipment program at the FCEP segment, in the first half of 2024, to upgrade existing machinery at certain of its locations.

(Credit) charge for asbestos-related costs equaled $(4,184) and $40,696 for 2024 and 2023, respectively.

The credit for 2024 represents:

•
A decrease in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, of $366 primarily as a result of recent experience;
•
A reduction in the estimated defense-to-indemnity cost ratio from 60% to 55%, based on ongoing experience and improvements in defense costs that are expected to continue, which reduced estimated costs by approximately $3,735; and
•
Asbestos-Related Proceeds of $83.

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
•
Asbestos-Related Proceeds of $191.

See Note 19, Litigation, to the Consolidated Financial Statements.

Investment-related income equaled $121 and $128 for 2024 and 2023, respectively, and represents primarily dividends received from one of the Corporation’s Chinese joint ventures.

Interest expense equaled $11,620 and $9,347 for 2024 and 2023, respectively. The increase of $2,273 is principally due to:

•
Higher interest on the equipment financing facility, net of capitalized interest, of approximately $1,259 in 2024 when compared to 2023;
•
Higher average borrowings outstanding under the revolving credit facility, which increased interest expense by approximately $710 in 2024 when compared to 2023;
•
Higher average interest rates for 2024 versus 2023, which increased interest expense by approximately $196 in 2024 when compared to 2023; and

•
Higher interest on the sale-leaseback financing transactions, including interest on the proceeds received from the Disbursement Agreement in June 2023, which increased interest expense by approximately $149 in 2024 when compared to 2023.

Other income – net for 2024 and 2023 is comparable and is comprised of the following:

	2024	2023	Change
Net pension and other postretirement income	$4,798	$5,020	$(222)
Losses on foreign exchange transactions	(483)	(692)	209
Unrealized gains on Rabbi trust investments	68	273	(205)
Other	(7)	(85)	78
	$4,376	$4,516	$(140)

Income tax (provision) benefit equaled $(2,695) and $1,158 for 2024 and 2023, respectively, and includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each period includes the effects of changes in the pre-tax income of the Corporation’s profitable operations in each jurisdiction and changes in expectations as to whether an income tax benefit will be able to be realized for the deferred income tax assets recognized.

In late 2022, as a result of significant increases in energy costs in the U.K., resulting primarily from the Russia-Ukraine conflict, the Corporation moved certain of its cast roll production from the U.K. to Sweden. Accordingly, profitability of the Corporation’s U.K. operations has declined, and profitability of the Corporation’s Sweden operations has improved. As of December 31, 2023, the Corporation’s U.K. operations entered into a three-year cumulative loss position moving the U.K. operations from a net deferred income tax liability position to a net deferred income tax asset position and resulting in recognition of a valuation allowance against the net deferred income tax assets of $316. In addition, the income tax provision for 2024 would not include any income tax benefit on the net operating losses generated by the Corporation's U.K operations in 2024, which has the effect of increasing the current year income tax provision by approximately $2,100. The income tax provision for 2024 also includes approximately $153 of state income tax expense associated with the Asbestos-Related Credit whereas the income tax benefit for 2023 includes approximately $1,330 of state income tax benefit associated with the Asbestos-Related Charge offset by income tax expense of $203, resulting from the revaluation of state deferred income tax assets of the ALP segment following new legislation enacted in 2022, which will gradually decrease the Pennsylvania state income tax rate to 4.99% by 2031.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the valuation allowances. Given the Corporation’s anticipated future earnings from operations in Sweden, due in part to the movement of cast roll production from the U.K. to Sweden, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation’s consolidated balance sheet and a decrease to the Corporation’s income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

Net income (loss) attributable to Ampco-Pittsburgh was approximately $438 or $0.02 per common share for 2024 and $(39,928) or $(2.04) per common share for 2023.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for 2024 include a net after-tax credit of $4,031 or $0.20 per common share associated with the Asbestos-Related Credit and the Asbestos-Related Proceeds.

Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh for 2023 include a net after-tax charge of $38,011 or $1.94 per common share associated with the Asbestos-Related Charge, the Asbestos-Related Proceeds, the Foreign Energy Credit, the increase in the valuation allowance for the Corporation’s U.K. operations of $316, and additional tax of $203 resulting from the revaluation of the deferred income tax assets of the ALP segment following new legislation enacted in 2022.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted income from operations, which is calculated as income (loss) from operations excluding the Asbestos-Related (Credit) Charge, the Asbestos-Related Proceeds and the Foreign Energy Credit, for each of the years, as applicable. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

The Corporation has presented non-GAAP adjusted income from operations because it is a key measure used by the Corporation’s management and Board of Directors to understand and evaluate the Corporation’s operating performance and to develop operational goals for managing its business. This non-GAAP financial measure excludes significant charges or credits that are one-time charges or credits, or unrelated to the Corporation’s ongoing results of operations, or beyond its control. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes this non-GAAP financial measure helps identify underlying trends in its business that otherwise could be masked by the effect of the items it excludes from adjusted income from operations. In particular, the Corporation believes the exclusion of the Asbestos-Related (Credit) Charge, the Asbestos-Related Proceeds and the Foreign Energy Credit can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance. The Corporation also believes this non-GAAP financial measure provides useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Adjusted income from operations is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of adjusted income from operations rather than income (loss) from operations, which is the nearest GAAP equivalent. Among other things, there can be no assurance that additional benefits similar to the Asbestos-Related Credit, the Asbestos-Related Proceeds and the Foreign Energy Credit or additional expenses similar to the Asbestos-Related Charge will not occur in future periods.

The adjustments reflected in adjusted income from operations are pre-tax. The net tax expense (benefit) associated with the adjustments is approximately $153 for 2024 and $(1,330) for 2023.

The following is a reconciliation of income (loss) from operations to non-GAAP adjusted income from operations for 2024 and 2023, respectively:

	2024	2023
Income (loss) from operations, as reported (GAAP)	$12,169	$(34,574)
Asbestos-Related (Credit) Charge (1)	(4,101)	40,887
Asbestos-Related Proceeds (2)	(83)	(191)
Foreign Energy Credit (3)	—	(1,874)
Income from operations, as adjusted (Non-GAAP)	$7,985	$4,248

(1)
For 2024, represents a decrease in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 60% to 55%. For 2023, represents an increase in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a reduction in the estimated defense-to-indemnity cost ratio from 65% to 60%. See Note 19, Litigation, to the Consolidated Financial Statements for further information.
(2)
Represents proceeds received from an insolvent asbestos-related insurance carrier.
(3)
Represents reimbursement of past energy costs at one of the Corporation’s foreign operations by its local government.

Forged and Cast Engineered Products

	2024	2023	Change
Net sales:
Forged and cast mill rolls	$273,036	$285,577	$(12,541)
FEP	13,529	18,184	(4,655)
	$286,565	$303,761	$(17,196)

Operating income	$10,494	$7,580	$2,914

Backlog:
Forged and cast mill rolls	$248,437	$245,063	$3,374
FEP	2,093	2,540	(447)
	$250,530	$247,603	$2,927

Net sales decreased by $17,196 in 2024 from 2023 principally due to:

•
Lower volume of roll shipments, which decreased net sales in 2024 when compared to 2023 by approximately $19,600;
•
Lower volume of FEP shipments, which decreased net sales in 2024 when compared to 2023 by approximately $3,400; offset by
•
Improved pricing, net of lower variable-index surcharges passed through to customers as a result of fluctuations in the price of raw material, energy and transportation cost, which increased net sales in 2024 when compared to 2023 by approximately $5,100; and
•
Changes in exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales in 2024 when compared to 2023 by approximately $700.

Operating income increased by $2,914 in 2024 when compared to 2023 primarily as a result of:

•
Improved pricing, net of lower variable-index surcharges and fluctuations in manufacturing costs, which increased operating income by approximately $10,300;
•
Operational efficiencies and better absorption resulting from the new equipment at the U.S. forged roll facilities, which was partially offset by unabsorbed costs, repairs and maintenance and the insurance deductible associated with a first quarter fire at one of the Corporation’s cast roll facilities and equipment failure at another cast roll facility, resulting in a net increase to operating income in 2024 when compared to 2023 of approximately $3,000; offset by
•
A lower volume of shipments, which decreased operating income in 2024 when compared to 2023 by approximately $7,700;
•
Higher selling and administrative expenses, principally due to changes in employee-related costs, which decreased operating income in 2024 when compared to 2023 by approximately $800; and
•
Foreign Energy Credit of $1,874 received in the prior year.

Changes in exchange rates did not have a significant impact on operating income for 2024 when compared to 2023.

Backlog equaled $250,530 at December 31, 2024, compared to $247,603 at December 31, 2023, an increase of $2,927 principally due to:

•
Higher backlog for cast rolls resulting primarily from recovery for hot mill and static backup rolls, which increased backlog at December 31, 2024 when compared to backlog at December 31, 2023 by approximately $16,300; offset by
•
Lower backlog for forged rolls principally due to softer demand, which decreased backlog at December 31, 2024 when compared to backlog at December 31, 2023 by approximately $6,400; and
•
Lower foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar, which decreased backlog at December 31, 2024 when compared to backlog at December 31, 2023 by approximately $6,500.

Backlog for FEP at December 31, 2024 decreased slightly when compared to backlog at December 31, 2023 primarily due to continued softening in the energy and steel distribution markets and increased imports.

At December 31, 2024, approximately 5% of the backlog is expected to ship after 2025.

Air and Liquid Processing

	2024	2023	Change
Net sales:
Air handling systems	$46,439	$38,526	$7,913
Centrifugal pumps	40,064	34,795	5,269
Heat exchange coils	45,237	45,258	(21)
	$131,740	$118,579	$13,161

Operating income (loss) (1)	$15,858	$(29,084)	$44,942

Backlog	$128,354	$131,309	$(2,955)
(1)
For 2024, includes a net benefit of $(4,184) for the Asbestos-Related Credit and the Asbestos-Related Proceeds. For 2023, includes a net expense of $40,696 for the Asbestos-Related Charge offset by the Asbestos-Related Proceeds. See Note 19, Litigation, to the Consolidated Financial Statements for further information.

Net sales for 2024 improved from the prior year by $13,161. Net sales of air handling systems increased as a result of the segment’s expansion of its sales distribution network throughout 2023 and the additional manufacturing facility opened in the third quarter of 2023. Net sales of centrifugal pumps increased on a higher volume of shipments to commercial and U.S. Navy-related customers. Net sales of heat exchange coils were comparable in 2024 versus 2023.

Operating results improved by $44,942 in 2024 when compared to 2023 primarily due to changes in asbestos-related costs of $44,880. Operating results for 2024 include the Asbestos-Related Credit of $4,101 and the Asbestos-Related Proceeds of $83 whereas operating results for 2023 include the Asbestos-Related Charge of $40,887 offset by the Asbestos-Related Proceeds of $191. See Note 19, Litigation, to the Consolidated Financial Statements for further discussion.

In addition, the change in operating results from the prior year includes the net benefit resulting from:

•
Higher volume of sales, net of changes in product mix, which improved operating results in 2024 when compared to 2023 by approximately $2,300; offset by
•
Higher selling and administrative costs, primarily as a result of higher employee-related costs and higher commissions on the higher volume of sales of air handling units, which reduced operating results in 2024 when compared to 2023 by approximately $2,100; and
•
Higher depreciation costs of approximately $100 associated with the capital investment at the additional manufacturing facility.

Backlog at December 31, 2024 decreased $2,955 from December 31, 2023 due to a decrease in backlog for air handling systems and heat exchange coils offset by an increase in backlog for centrifugal pumps. More specifically, backlog for air handling systems decreased from the prior year as a result of the high volume of shipments in 2024 following the significant order intake in 2023 associated with the additional manufacturing facility. Backlog for heat exchange coils decreased slightly due to timing. Backlog for centrifugal pumps improved year over year as a result of increased after-market orders. At December 31, 2024, approximately 4% of the backlog is expected to ship after 2025.

LIQUIDITY AND CAPITAL RESOURCES

	2024	2023	Change
Net cash flows provided by (used in) operating activities	$18,028	$(3,686)	$21,714
Net cash flows used in investing activities	(8,245)	(19,685)	11,440
Net cash flows (used in) provided by financing activities	(1,353)	21,688	(23,041)
Effect of exchange rate changes on cash and cash equivalents	(289)	234	(523)
Net increase (decrease) in cash and cash equivalents	8,141	(1,449)	9,590
Cash and cash equivalents at beginning of period	7,286	8,735	(1,449)
Cash and cash equivalents at end of period	$15,427	$7,286	$8,141

Net cash flows provided by (used in) operating activities equaled $18,028 and $(3,686) for 2024 and 2023, respectively, with the change primarily due to a lower investment in trade working capital. Although the Corporation recorded the Asbestos-Related (Credit) Charge in 2024 and 2023, these were non-cash (credits) charges and, accordingly, did not impact net cash flows used in operating activities. Instead, net asbestos-related payments equaled $6,536 and $10,592 in 2024 and 2023, respectively, and are expected to approximate $9,000 in 2025. In 2024, the Corporation and Air & Liquid entered into a settlement agreement with a previously unsettled insurance carrier resulting in reimbursement of prior years’ costs of approximately $1,756 thereby reducing net asbestos-related payments for 2024. Asbestos-related payments and corresponding insurance recoveries are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries is difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 19, Litigation, to the Consolidated Financial Statements.

Contributions to the defined benefit pension and other postretirement benefit plans equaled $6,978 and $2,034 in 2024 and 2023, respectively. Contributions to the defined benefit pension and other postretirement benefit plans are expected to approximate $5,000 in 2025, $4,400 in 2026, $4,000 in 2027, $3,700 in 2028, and $3,300 in 2029.

Net cash flows used in investing activities equaled $(8,245) and $(19,685) for 2024 and 2023, respectively, and include capital expenditures for the FCEP segment related to the previously announced capital program undertaken to upgrade existing equipment at certain of its locations. The capital equipment program was completed in 2024. In addition, a division of the ALP segment has initiated purchases of key machinery which may be able to be subsidized by various government incentives such as grants. Through December 31, 2024, the Corporation received approximately $3,300 in government incentives to help offset the cost of such key machinery. To date, no repayment obligations exist for any government incentives received. At December 31, 2024, commitments for future capital expenditures approximated $4,400, which is expected to be spent over the next 12-18 months.

Net cash flows (used in) provided by financing activities equaled $(1,353) and $21,688 for 2024 and 2023, respectively, a change of $23,041 primarily due to:

•
Lower net borrowings from the Corporation’s revolving credit facility of $8,922;
•
Lower proceeds from the equipment financing facility of $8,639;
•
Lower proceeds from the Disbursement Agreement between UES and STORE for leasehold improvements of $2,500;
•
Higher debt principal payments of $1,644; and
•
Net repayments of related-party borrowings of $1,336 in the current year.

The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. In addition, the Corporation has Industrial Revenue Bonds (“IRBs”) which begin to become due late 2027. Although considered remote by the Corporation, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed. Future principal payments, assuming the revolving credit facility and other debt instruments become due on their respective maturity dates and the IRBs are called in 2025, are $12,186 for 2025, $59,277 for 2026, $3,564 for 2027, $3,725 for 2028, and $3,993 for 2029. Along with principal payments, the Corporation will be required to make regular interest payments, the amount of which will vary as the underlying benchmark rates change. See Note 9, Debt, to the Consolidated Financial Statements.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents increased by $8,141 during 2024 and ended the period at $15,427 in comparison to $7,286 at December 31, 2023. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation was to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact is expected to be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs and capital expenditures. As of December 31, 2024, remaining availability under the revolving credit facility approximated $20,562, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s off-balance sheet arrangements include the previously mentioned expected future capital expenditures and letters of credit unrelated to the IRBs. See Note 12, Commitments and Contingent Liabilities, to the Consolidated Financial Statements. These arrangements are not considered significant to the liquidity, capital resources, market risk, or credit risk of the Corporation.

EFFECTS OF INFLATION

Inflationary and market pressures on costs are likely to continue. Customer orders for the FCEP and ALP segments generally are expected to ship within two years from the backlog date, thereby mitigating the risk of inflation when compared to longer-term contracts. In addition, product pricing is reflective of current costs. For the FCEP segment, approximately 70% of customer orders include a commodity, energy and transportation surcharge. The ability to pass on future increases in the price of commodities for the balance of the customer orders will be negotiated on a contract-by-contract basis. To minimize the effect of future increases, including for customer orders without a surcharge, the FCEP segment has fixed pricing for a portion of its estimated electricity and natural gas usage. The ALP segment also has fixed pricing for a portion of its estimated commodity (copper and aluminum) usage.

The Corporation has long-term labor agreements at each of the key locations. Certain of these agreements will expire in 2025. As is consistent with past practice, the Corporation will negotiate with the intent to secure mutually beneficial arrangements covering multiple years.

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

Property, plant and equipment is reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable, resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2024.

Accounting for pension and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, input from the Corporation’s actuaries is evaluated and extensive use is made of assumptions about inflation, long-term rate of return on plan assets, longevity, employee turnover, and discount rates. The curtailment of the majority of the Corporation’s defined benefit pension plans and the amendment of various other postretirement benefit plans have helped to mitigate the volatility in net periodic pension and other postretirement benefit costs resulting from changes in these assumptions.

The expected long-term rate of return on plan assets is an estimate of the average rates of earnings expected to be earned on funds invested, or to be invested, to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to target and actual asset allocations, inflation and real risk-free return. The Corporation believes the expected long-term rate of return of 7.40% for its domestic plans and 4.65% for its foreign plans to be reasonable. Actual returns on plan assets approximated 6.20% for the domestic plans and (3.76)% for the foreign plans for 2024 and, excluding 2022 due to the volatility in the financial markets during the year, 10.65% for the domestic plans and 7.77% for the foreign plans for 2019 - 2024. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $2,300. Conversely, a percentage point increase in the expected long-term rate of return would decrease annual pension expense by approximately $2,300.

The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return for high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. A 25 basis point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $5,000. Conversely, a 25 basis point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $5,000.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on assumptions that are appropriate at December 31, 2024, although actual outcomes could differ.

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

The Corporation’s policy is to evaluate the Asbestos Liability and related insurance receivables as well as the underlying assumptions on a regular basis. Key variables in these assumptions, including the ability to reasonably estimate the Asbestos Liability through the expected final date by which the Corporation expects to have settled all asbestos-related claims, are summarized in Note 19, Litigation, to the Consolidated Financial Statements. Key assumptions include the number and nature of new claims to be filed each year, the average cost of disposing of each new claim, average annual defense costs, ability to reach acceptable agreements with insurance carriers currently not a party to a settlement agreement or at a coverage amount less than anticipated, and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and the Corporation’s ability to recover under its insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts and the passage of state or federal tort reform legislation. Actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the calculations vary significantly from actual results.

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

Accounting for income taxes includes the Corporation’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions, and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of the Corporation and the nature of that profitability. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net income (loss). Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, a portion of the existing valuation allowance would be released resulting in a credit to net income (loss). As of December 31, 2024, the valuation allowance approximates $41,019, reducing deferred income tax assets to $2,851, an amount the Corporation believes is “more likely than not” to be realized.

The Corporation does not recognize a tax benefit in the consolidated financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is primarily given to legislation and statutes, legislative intent, regulations, rulings, and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the Corporation would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if the Corporation subsequently determined a tax position met the “more likely than not” criteria, it would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2024, based on information known to date, the Corporation believes the amount of unrecognized tax benefits for tax positions taken or expected to be taken in a tax return, which may be challenged by the tax authorities, not to be significant.

The Corporation’s tax filings are subject to audits by tax authorities in the various jurisdictions in which it does business. These audits may result in assessments of additional taxes. At December 31, 2024, based on information known to date, the Corporation believes there are no pending or outstanding assessments whose resolution would require recognition in its consolidated financial statements.

See Note 20, Income Taxes, to the Consolidated Financial Statements.

RECENTLY IMPLEMENTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$15,427	$7,286
Receivables, less allowance for credit losses of $906 in 2024 and $975 in 2023	70,611	78,939
Receivables from related parties	1,839	912
Inventories	116,761	124,694
Insurance receivable – asbestos	15,000	15,000
Contract assets	8,486	4,452
Other current assets	8,663	5,370
Total current assets	236,787	236,653
Property, plant and equipment, net	148,056	158,732
Operating lease right-of-use assets, net	4,592	4,767
Insurance receivable – asbestos, less allowance for credit losses of $656 in 2024 and $708 in 2023	124,295	145,245
Deferred income tax assets	2,851	3,160
Intangible assets, net	4,255	4,947
Investments in joint ventures	2,175	2,175
Prepaid pensions	3,652	4,951
Other noncurrent assets	4,233	5,024
Total assets	$530,896	$565,654

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$36,310	$36,830
Accounts payable to related parties	411	401
Accrued payrolls and employee benefits	17,104	14,703
Debt – current portion	12,186	12,271
Operating lease liabilities – current portion	878	946
Asbestos liability – current portion	24,000	24,000
Customer-related liabilities	25,608	19,915
Other current liabilities	8,719	7,819
Total current liabilities	125,216	116,885
Employee benefit obligations	28,204	41,684
Asbestos liability	183,092	214,679
Long-term debt	116,394	116,382
Noncurrent operating lease liabilities	3,714	3,822
Deferred income tax liabilities	450	543
Other noncurrent liabilities	2,735	88
Total liabilities	459,805	494,083
Commitments and contingent liabilities (Note 12)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,980 shares at December 31, 2024 and 19,729 shares at December 31, 2023	19,980	19,729
Additional paid-in capital	178,298	177,196
Retained deficit	(72,559)	(72,997)
Accumulated other comprehensive loss	(66,836)	(62,989)
Total Ampco-Pittsburgh shareholders’ equity	58,883	60,939
Noncontrolling interest	12,208	10,632
Total shareholders’ equity	71,091	71,571
Total liabilities and shareholders’ equity	$530,896	$565,654

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
(in thousands, except per share amounts)	2024	2023
Net sales:
Net sales	$402,799	$415,319
Net sales to related parties	15,506	7,021
Total net sales	418,305	422,340
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	336,809	347,781
Selling and administrative	54,878	50,884
Depreciation and amortization	18,611	17,674
(Credit) charge for asbestos-related costs, net	(4,184)	40,696
Loss (gain) on disposal of assets	22	(121)
Total operating costs and expenses	406,136	456,914
Income (loss) from operations	12,169	(34,574)
Other expense:
Investment-related income	121	128
Interest expense	(11,620)	(9,347)
Other – net	4,376	4,516
	(7,123)	(4,703)
Income (loss) before income taxes	5,046	(39,277)
Income tax (provision) benefit	(2,695)	1,158
Net income (loss)	2,351	(38,119)
Less: Net income attributable to noncontrolling interest	1,913	1,809
Net income (loss) attributable to Ampco-Pittsburgh	$438	$(39,928)

Net income (loss) per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$0.02	$(2.04)
Diluted	$0.02	$(2.04)

Weighted-average number of common shares outstanding:
Basic	19,887	19,617
Diluted	19,887	19,617

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Years Ended December 31,
(in thousands)	2024	2023
Net income (loss)	$2,351	$(38,119)
Other comprehensive loss, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(4,530)	3,009
Unrecognized employee benefit costs (including effects of foreign currency translation)	1,359	(6,976)
Fair value of cash flow hedges	(40)	4
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	(725)	(891)
Settlement of cash flow hedges	(248)	30
Other comprehensive loss	(4,184)	(4,824)
Comprehensive loss	(1,833)	(42,943)
Less: Comprehensive income attributable to noncontrolling interest	1,576	1,562
Comprehensive loss attributable to Ampco-Pittsburgh	$(3,409)	$(44,505)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2023	$19,404	$175,656	$(33,069)	$(58,412)	$9,070	$112,649
Stock-based compensation		2,146				2,146
Comprehensive income (loss):
Net (loss) income			(39,928)		1,809	(38,119)
Other comprehensive loss				(4,577)	(247)	(4,824)
Comprehensive income (loss)					1,562	(42,943)
Issuance of common stock including excess tax benefits of $0	325	(606)				(281)
Balance December 31, 2023	19,729	177,196	(72,997)	(62,989)	10,632	71,571
Stock-based compensation		1,478				1,478
Comprehensive income (loss):
Net income			438		1,913	2,351
Other comprehensive loss				(3,847)	(337)	(4,184)
Comprehensive income (loss)					1,576	(1,833)
Issuance of common stock including excess tax benefits of $0	251	(376)				(125)
Balance December 31, 2024	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,351	$(38,119)
Adjustments to reconcile net income (loss) from operations to net cash flows from operating activities:
Depreciation and amortization	18,611	17,674
(Credit) charge for asbestos-related costs, net	(4,101)	40,887
Deferred income tax provision (benefit)	259	(2,964)
Difference between net periodic pension and other postretirement costs and contributions	(11,434)	(6,541)
Stock-based compensation	1,478	2,146
Non-cash provisions – net	253	(64)
Sale-leaseback accretion	1,254	1,163
Other – net	443	(359)
Changes in assets/liabilities:
Receivables	6,148	(5,473)
Inventories	4,762	(1,401)
Contract assets	(4,150)	479
Other assets	(3,248)	283
Insurance receivable – asbestos	18,037	12,780
Asbestos liability	(24,574)	(23,374)
Accounts payable	(104)	(6,358)
Accrued payrolls and employee benefits	2,859	2,740
Customer-related liabilities	6,169	2,828
Other liabilities	3,015	(13)
Net cash flows provided by (used in) operating activities	18,028	(3,686)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,194)	(20,448)
Proceeds from government grant, for purchase of equipment	3,301	—
Proceeds from sale of property, plant and equipment	10	128
Purchases of long-term marketable securities	(372)	(99)
Proceeds from sale of long-term marketable securities	1,010	734
Net cash flows used in investing activities	(8,245)	(19,685)
Cash flows from financing activities:
Proceeds from revolving credit facility	23,964	32,595
Payments on revolving credit facility	(23,964)	(23,673)
Proceeds from sale-leaseback financing arrangements	—	2,500
Payments on sale-leaseback financing arrangements	(372)	(268)
Proceeds from equipment financing facility	1,692	10,331
Payments on equipment financing facility	(1,629)	—
Proceeds from related-party debt	—	1,768
Repayment of related-party debt	(664)	(1,096)
Repayment of debt	(380)	(469)
Net cash flows (used in) provided by financing activities	(1,353)	21,688
Effect of exchange rate changes on cash and cash equivalents	(289)	234
Net increase (decrease) in cash and cash equivalents	8,141	(1,449)
Cash and cash equivalents at beginning of year	7,286	8,735
Cash and cash equivalents at end of year	$15,427	$7,286

Supplemental disclosures of cash flow information:
Income tax payments (net of refunds)	$2,511	$2,335
Interest payments (net of amounts capitalized)	$10,167	$7,921
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,083	$461
Finance lease right-of-use assets exchanged for lease liabilities	$148	$199
Operating lease right-of-use assets exchanged for lease liabilities	$694	$1,956

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Description of Business

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments, the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business (see Note 23).

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

Basis of Presentation

The financial information included herein reflects the consolidated financial position of the Corporation as of December 31, 2024 and 2023, and the consolidated results of its operations and cash flows for the years then ended. Certain reclassifications of prior year data have been made to conform to the current year presentation. These reclassifications had no impact on the Corporation’s previously reported consolidated net loss, cash flows or shareholders’ equity.

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

Property, Plant and Equipment

Property, plant and equipment purchased new is recorded at cost with depreciation computed using the straight-line method over the following estimated useful lives: land improvements – 15 to 20 years; buildings – 25 to 50 years; machinery and equipment – 3 to 25 years; and other (e.g., furniture and fixtures and vehicles) – 5 to 10 years. Property, plant and equipment purchased used is recorded at cost with depreciation computed using the straight-line method over the estimated remaining useful lives of the assets. Assets under finance leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property, plant and equipment acquired as part of a business combination is recorded at its estimated fair value with depreciation computed using the straight-line method over the estimated remaining useful lives of the assets. Expenditures that extend economic useful lives are capitalized. Routine maintenance is charged to expense. Gains or losses are recognized on retirements or disposals. Proceeds from government grants for capital purchases are recorded as a reduction in the purchase price of the underlying assets and amortized against depreciation over the estimated useful lives of the related assets.

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

Likelihood of collectability is assessed prior to acceptance of an order and requires the use of judgment. It considers the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience. In certain circumstances, the Corporation may require a deposit from the customer, a letter of credit or another form of assurance for payment. Customer deposits are accounted for as contract liabilities. Payment terms are standard to the industry and generally require payment 30 days after control transfers to the customer.

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

Certain customer contracts may include cancellation-for-convenience clauses that provide either (i) the customer with the right to acquire inventory while in-process or (ii) the Corporation with the right for reimbursement with an element of profit in the event the customer cancels. These cancellation-for-convenience clauses result in the recognition of revenue over time and prior to shipment. The amount of revenue and associated costs recognized at a reporting date is based on the costs incurred as of the reporting date in comparison to the estimated total costs to be incurred, which the Corporation believes is a faithful depiction of the transfer of control to the customer. The Corporation’s right to consideration conditioned on cancellation-for-convenience clauses is recorded at each reporting date as contract assets on the consolidated balance sheet.

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

Derivative Instruments

Derivative instruments which include forward exchange (for foreign currency purchases) and futures contracts are recorded on the consolidated balance sheet as either an asset or a liability measured at their fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is designated and effective as a cash flow hedge of an exposure to future changes in value, the change in the fair value of the derivative is deferred in accumulated other comprehensive loss. Any portion considered to be ineffective, including that arising from the unlikelihood of an anticipated transaction to occur, is reported as a component of earnings (other income/expense) immediately.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Unvested director shares considered outstanding for voting purposes are excluded from the calculation of the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock awards and warrants, calculated using the treasury stock method. The computation of diluted earnings per share would not assume the exercise of an outstanding stock award or warrant if the effect on earnings per common share would be antidilutive. Similarly, the computation of diluted earnings per share would not assume the exercise of outstanding stock awards and warrants if the Corporation incurred a net loss since the effect on earnings per common share would be antidilutive. The weighted-average number of common shares outstanding assuming exercise of dilutive stock awards and warrants was 19,887,493 for 2024 and 19,617,497 for 2023. Weighted-average outstanding stock awards and warrants excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 5,358,408 for 2024 and 5,340,364 for 2023. With respect to amounts attributable to Ampco-Pittsburgh common shareholders, net income (loss) attributable to Ampco-Pittsburgh common shareholders excludes net income attributable to noncontrolling interest.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The guidance requires disclosure of significant reportable segment expenses regularly provided to the chief operating decision maker and included within each reported measure of a segment's profit or loss. The guidance also requires disclosure of the title and position of the individual identified as the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The guidance became effective and the Corporation adopted the guidance for the comparative periods ended December 31, 2024 and 2023 (see Note 23).

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Disaggregation of Income Statement Expenses. The guidance requires tabular disclosure of certain expenses included in costs of products sold and selling and administrative expenses, such as purchases of inventory and employee compensation, and qualitative description of certain other costs. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2027 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

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

NOTE 2 – INVENTORIES:

Inventories as of December 31, 2024 and 2023 were comprised of the following:

	2024	2023
Raw materials	$46,395	$51,794
Work-in-progress	49,317	48,676
Finished goods	13,488	17,332
Supplies	7,561	6,892
Inventories	$116,761	$124,694

NOTE 3 - CONTRACT ASSETS:

Changes in contract assets for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Balance at the beginning of the year	$4,452	$4,931
Satisfaction of existing contracts	(54,489)	(45,370)
Additional revenue earned on new and existing contracts	58,608	44,839
Other, primarily changes in foreign currency exchange rates	(85)	52
Balance at the end of the year	$8,486	$4,452

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 2024 and 2023 was comprised of the following:

	2024	2023
Land and land improvements	$8,788	$9,025
Buildings and leasehold improvements	70,400	71,063
Machinery and equipment	377,938	366,044
Construction-in-process	4,544	11,514
Other	6,337	6,965
	468,007	464,611
Accumulated depreciation	(319,951)	(305,879)
Property, plant and equipment, net	$148,056	$158,732

Certain of the above property, plant and equipment are held as collateral including:

•
The land and building of Union Electric Steel UK Limited (“UES-UK”), an indirect subsidiary of the Corporation, with a book value equal to approximately $2,660 (£2,122) at December 31, 2024, are held as collateral by the trustees of the UES-UK defined benefit pension plan (see Note 11).
•
Machinery and equipment, with a book value equal to $24,239 at December 31, 2024, purchased with proceeds from the equipment finance facility (see Note 9) are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements are included in the sale-leaseback financing transactions and disbursement agreement (see Note 9). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s consolidated balance sheet.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility (see Note 9).

In 2023, Union Electric Steel (“UES”), a wholly owned subsidiary of the Corporation, completed certain leasehold improvements at the Carnegie, Pennsylvania manufacturing facility with the $2,500 of proceeds from the disbursement agreement (see Note 9). The improvements are being amortized over the remaining lease term of 20 years.

In 2021, the Corporation began a $26,000 long-term strategic capital program to upgrade existing equipment at certain of its FCEP locations. The program was completed and the assets were placed in service during the first half of 2024. Interest capitalized for the strategic capital equipment program for 2024 and 2023 totaled $251 and $1,522, respectively.

The gross value of assets under finance leases and the related accumulated amortization approximated $2,964 and $1,498 as of December 31, 2024, respectively, and $4,223 and $1,959 as of December 31, 2023, respectively. Depreciation expense approximated $18,264 and $17,317, including depreciation of assets under finance leases of approximately $318 and $333, for the years ended December 31, 2024 and 2023, respectively.

NOTE 5 – OPERATING LEASE RIGHT-OF-USE ASSETS:

The manufacturing facilities of one of the Corporation’s cast roll joint ventures in China (see Note 7) are located on land leased by the joint venture from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. In addition, the Corporation leases certain buildings, including factory and office space, with rent subject to an annual escalation as defined in each of the lease agreements.

The net book value of the right-of-use assets as of December 31, 2024 and 2023 was comprised of the following:

	2024	2023
Land	$2,359	$2,232
Buildings	1,654	2,195
Machinery and equipment	278	246
Other	301	94
Operating lease right-of-use assets, net	$4,592	$4,767

NOTE 6 – INTANGIBLE ASSETS:

Intangible assets as of December 31, 2024 and 2023 were comprised of the following:

	2024	2023
Customer relationships	$5,158	$5,442
Developed technology	3,699	3,913
Trade name	2,054	2,219
	10,911	11,574
Accumulated amortization	(6,656)	(6,627)
Intangible assets, net	$4,255	$4,947

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the years is due to changes in foreign currency exchange rates. The following summarizes changes in intangible assets for the years ended December 31:

	2024	2023
Balance at the beginning of the year	$4,947	$5,194
Amortization of intangible assets	(347)	(357)
Other, primarily impact from changes in foreign currency exchange rates	(345)	110
Balance at the end of the year	$4,255	$4,947

Identifiable intangible assets are expected to be amortized over a weighted-average period of approximately 10 years or $284 for 2025, $192 for 2026, $188 for 2027, $188 for 2028, $188 for 2029, and $1,161 thereafter.

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

Anhui

The Corporation has a 33% interest in Anhui, which is recorded at cost, or $835. The Corporation does not participate in the management or daily operation of Anhui, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2024 or 2023.

Gongchang

The Corporation has a 24.03% interest in Gongchang, which is recorded at cost, or $1,340. The Corporation does not participate in the management or daily operation of Gongchang, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. Dividends of $62 and $92 were declared and received in 2024 and 2023, respectively.

NOTE 8 – CUSTOMER-RELATED LIABILITIES:

Customer-related liabilities as of December 31, 2024 and 2023 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an assurance-type warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Balance at the beginning of the year	$5,539	$5,193
Satisfaction of warranty claims	(1,483)	(1,828)
Provision for warranty claims	1,136	1,976
Other, primarily impact from changes in foreign currency exchange rates	231	198
Balance at the end of the year	$5,423	$5,539

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. The majority of performance obligations related to customer deposits are expected to be satisfied in less than one year. Performance obligations related to customer deposits expected to be satisfied beyond one year have been classified as a noncurrent liability on the consolidated balance sheet.

Changes in customer deposits for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Balance at the beginning of the year	$13,078	$10,453
Satisfaction of performance obligations	(22,251)	(25,854)
Receipt of additional deposits	30,722	28,457
Other, primarily changes in foreign currency exchange rates	(46)	22
Balance at the end of the year	21,503	13,078
Deposits - Other noncurrent liabilities	(2,521)	—
Deposits - Other current liabilities	$18,982	$13,078

NOTE 9 – DEBT:

Debt as of December 31, 2024 and 2023 was comprised of the following:

	2024	2023
Revolving credit facility	$56,000	$56,000
Sale-leaseback financing obligations	45,451	44,488
Equipment financing facility	16,782	16,719
Industrial Revenue Bonds	9,191	9,191
Finance leases	1,156	1,590
Minority shareholder loan	—	665
Outstanding borrowings	128,580	128,653
Debt – current portion	(12,186)	(12,271)
Long-term debt	$116,394	$116,382

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”). Although the IRBs begin to become due in late 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. Future principal payments, assuming the IRBs are called in 2025, are $12,186 for 2025, $59,277 for 2026, $3,564 for 2027, $3,725 for 2028, $3,993 for 2029, and $45,835 thereafter.

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

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Effective July 1, 2023, the Corporation migrated London Inter-Bank Offered Rate (“LIBOR”)-based loans to Secured Overnight Financing Rate (“SOFR”)-based loans, in accordance with the provisions specified in the revolving credit facility, coinciding with the discontinuation of LIBOR. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement, as amended. Domestic borrowings from the revolving credit facility bear interest, at the Corporation’s option, at either (i) SOFR, as adjusted, plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. As of December 31, 2024 and 2023, there were no European or Swedish borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the revolving credit facility.

The effective interest rate approximated 8.08% and 7.82% for 2024 and 2023, respectively. The Corporation also utilizes a portion of the revolving credit facility for letters of credit (see Note 12). As of December 31, 2024, the remaining availability under the revolving credit facility approximated $20,562, net of standard availability reserves. Deferred financing fees of $485 were incurred in 2021 related to the First Amended and Restated Security Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of December 31, 2024.

Sale-Leaseback Financing Obligations

In September 2018, UES completed a sale-leaseback financing transaction with Store Capital Acquisitions, LLC (“STORE”) for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “UES Properties”).

In August 2022, Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation, completed a sale-leaseback financing transaction with STORE for certain of its real property, including its manufacturing facilities in Lynchburg, Virginia and Amherst, Virginia. In October 2022, Air & Liquid completed a sale-leaseback financing transaction with STORE for its real property, including its manufacturing facility in North Tonawanda, New York (collectively with the Virginia properties, the “ALP Properties”).

In connection with the August 2022 sale-leaseback financing transaction, and as modified by the October 2022 sale-leaseback financing transaction, UES and STORE entered into a Second Amended and Restated Master Lease Agreement (the “Restated Lease”), which amended and restated the existing lease agreement between UES and STORE.

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

At December 31, 2024, the Base Annual Rent, including amounts due under the Disbursement Agreement, equaled $3,719, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. In October 2024, the Base Annual Rate increase was 2.04%. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of December 31, 2024.

The effective interest rates approximated 8.24% and 8.39% for 2024 and 2023, respectively. Deferred financing fees of $144 were incurred in 2022 related to the sale-leaseback of the ALP Properties and are being amortized over the initial term of the Restated Lease of 20 years.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES can borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the Corporation’s FCEP locations. Each borrowing constitutes a secured loan transaction (each, a “Term Loan”). As amended, each Term Loan converts to a Term Note on the earlier of (i) the date in which the associated equipment is placed in service or (ii) April 30, 2024. Each Term Note has a term of 84 months in arrears fully amortizing, commencing on the date of the Term Note. All Term Loans have converted to Term Notes and approximately $16,782 of Term Notes is outstanding as of December 31, 2024. At December 31, 2023, $16,719 was outstanding under the equipment financing facility comprised of $15,819 in Term Loans and $900 in Term Notes.

Through June 30, 2023, interest on each Term Loan accrued at an annual fixed rate of 8%, payable monthly. Effective July 1, 2023, UES and Clarus amended the Master Loan and Security Agreement increasing the interest rate on each Term Loan from an annual fixed rate of 8% to an annual fixed rate of 10.25%. In December 2023, UES and Clarus further amended the Master Loan and Security Agreement to add a SOFR ‘floor’ to the Term Note interest rate calculation. Once converted from a Term Loan to a Term Note, interest accrues on the Term Note at a fixed rate to be calculated by Clarus as the like-term SOFR-swap rate, as reported in ICE Benchmark or such other information service available to Clarus, for the week ending immediately prior to the commencement date for such Term Note, subject to a floor of 3.59%, plus a SOFR adjustment of 0.31% and a margin of 4.50%. Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%.

The effective interest rates approximated 8.75% and 8.69% for 2024 and 2023, respectively. As of December 31, 2024, monthly payments of principal and interest approximate $293, which continue through mid-2031.

The Term Notes are secured by a first priority security interest in and to all of UES’s rights, title and interests in the underlying equipment.

Industrial Revenue Bonds

At December 31, 2024, the Corporation had the following IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 5.37% and 5.28% for 2024 and 2023, respectively; and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 3.68% and 3.71% for 2024 and 2023, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the consolidated balance sheets.

Finance Leases

The Corporation leases equipment under various noncancelable lease agreements, which end between 2025 and 2028. Effective interest rates ranged between approximately 6% and 9% for 2024 and between approximately 5% and 6% for 2023. The weighted-average remaining lease term approximated 3 years at December 31, 2024 and 4 years at December 31, 2023. Cash paid for amounts included in the measurement of finance lease liabilities totaled $467 and $558 for the years ended December 31, 2024 and 2023, respectively, of which $87 and $90 were classified as operating cash flows and $380 and $468 were classified as financing cash flows in the consolidated statements of cash flows for each of the respective years.

Minority Shareholder Loan

ATR periodically has loans outstanding with its minority shareholder (see Note 22). Amounts repaid approximated $664 (RMB 4,713) in 2024. Amounts borrowed and repaid approximated $1,768 (RMB 12,317) and $1,096 (RMB 7,604), respectively, in 2023. No loans were outstanding at December 31, 2024. At December 31, 2023, $665 (RMB 4,713) was outstanding, which was repaid in January 2024.

Interest on the borrowings equals the three-to-five-year loan interest rate set by the People’s Bank of China in effect at the time of the borrowing, which approximated 4.35% for each of 2024 and 2023. Interest paid in 2024 approximated $2 (RMB 17). Interest paid in 2023 approximated $6 (RMB 42). No interest was outstanding as of December 31, 2024 or 2023.

NOTE 10 – OPERATING LEASE LIABILITIES:

The current and noncurrent portions of the Corporation’s operating lease arrangements as of December 31, 2024 and 2023 were as follows:

	2024	2023
Operating lease liabilities – current portion	$878	$946
Noncurrent operating lease liabilities	3,714	3,822
Total operating lease liabilities	$4,592	$4,768

Future operating lease payments as of December 31, 2024 were as follows:

2025	$903
2026	725
2027	656
2028	623
2029	520
2030 and thereafter	3,070
Total undiscounted payments	6,497
Less: amount representing interest	(1,905)
Present value of net minimum lease payments	$4,592

At December 31, 2024 and 2023, the weighted-average remaining lease term approximated 6.18 years and 6.83 years, respectively, and the weighted-average discount rate approximated 5.84% and 5.43%, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities totaled $1,105 and $925 for the years ended December 31, 2024 and 2023, respectively, and was classified as operating cash flows in the consolidated statements of cash flows.

Short-term lease costs for leases with an original maturity of less than one year were $564 and $565 for the years ended December 31, 2024 and 2023, respectively.

NOTE 11 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

U.S. Pension Benefits

The Corporation has a qualified domestic defined benefit pension plan that covers substantially all of the Corporation’s U.S. employees. For all locations except one, benefit accruals and participation in the plan have been curtailed and replaced with a defined contribution pension plan. The defined benefit pension plan is covered by the Employee Retirement Income Security Act of 1974 (“ERISA”); accordingly, the Corporation’s policy is to fund at least the minimum actuarially determined annual contribution required under ERISA. Minimum contributions for 2024 and 2023 approximated $5,438 and $339, respectively. Minimum contributions for 2025 are expected to approximate $3,000. The fair value of the plan assets as of December 31, 2024 and 2023 approximated $158,704 and $163,929, respectively, in comparison to accumulated benefit obligations of $168,139 and $185,839, respectively, for the same periods. Employer contributions to the defined contribution plan totaled $3,200 and $2,695 for 2024 and 2023, respectively, and are expected to approximate $3,200 in 2025.

The Corporation also maintained nonqualified defined benefit pension plans for selected executive officers in addition to the benefits provided under the Corporation’s qualified defined benefit pension plan. Benefit accruals and participation in the plans have been curtailed. The objectives of the nonqualified plans were to provide supplemental retirement benefits or restore benefits lost due to limitations set by the Internal Revenue Service. The assets of the nonqualified plans are held in a grantor tax trust known as a “Rabbi” trust and are subject to claims of the Corporation’s creditors, but otherwise must be used only for purposes of providing benefits under the plans. The fair market value of the trust at December 31, 2024 and 2023, which is included in other noncurrent assets on the consolidated balance sheets, was $3,026 and $3,245, respectively (see Note 16). The plans are treated as non-funded pension plans for financial reporting purposes. Accordingly, benefit payments would represent employer contributions. Accumulated benefit obligations approximated $8,022 and $8,526 at December 31, 2024 and 2023, respectively.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund (employer identification number 51-6031295, plan number 002), in lieu of the Corporation’s defined benefit pension plan. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2023 plan year) provided by I.A.M. National Pension Fund indicates:

•
Approximately 977 employers were obligated to contribute to the plan;
•
Approximately 100,000 active employees participate in the plan; and
•
Assets of approximately $14.7 billion and a funded status of approximately 86.5%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan were less than $300 for 2024 and 2023 and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to be less than $300 in 2025.

Foreign Pension Benefits

Employees of UES-UK participated in a defined benefit pension plan that was curtailed effective December 31, 2004, and replaced with a defined contribution pension plan. The plans are non-U.S. plans and, therefore, are not covered by ERISA. Employer contributions to the defined benefit pension plan, when necessary, are agreed to by the Trustees and UES-UK, based on U.K. regulations, with the objective of maintaining the self-sufficiency of the plan. Accordingly, estimated contributions are subject to change based on the future investment performance of the plan’s assets. Currently, the plan is fully funded. No contributions were required in 2024 or 2023 and none are expected in 2025. The fair value of the plan’s assets as of December 31, 2024 and 2023 approximated $36,101 (£28,800) and $42,338 (£33,257), respectively, in comparison to accumulated benefit obligations of $32,449 (£25,887) and $37,386 (£29,368) for the same periods. Contributions to the defined contribution pension plan approximated $267 and $235 in 2024 and 2023, respectively, and are expected to approximate $300 in 2025.

The Corporation has two additional foreign defined benefit pension plans, which are not funded. Accordingly, benefit payments would represent employer contributions. Projected and accumulated benefit obligations approximated $5,169 and $5,061 at December 31, 2024 and 2023, respectively.

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

Significant Activity

Actuarial (gains) losses in projected benefit obligations for each of the years were comprised of the following components:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Changes in assumptions	$(7,239)	$6,007	$(2,636)	$469	$(352)	$217
Impact from lump-sum window, net	(977)	—	—	—	—	—
Other	7	108	(199)	1,158	(486)	(396)
Total actuarial (gains) losses	$(8,209)	$6,115	$(2,835)	$1,627	$(838)	$(179)

Changes in actuarial assumptions principally include the effect of changes in discount rates which are used to estimate plan liabilities. A 25 basis point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $5,000. Conversely, a 25 basis point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $5,000. Discount rates increased by approximately 55 basis points at December 31, 2024 from December 31, 2023 whereas discount rates decreased by approximately 32 basis points at December 31, 2023 from December 31, 2022.

During 2024, the U.S. pension benefit plan was amended to add a lump-sum window for certain eligible deferred vested participants or their beneficiaries to receive a single sum payment or commence an immediate annuity in December 2024. As a result of this lump- sum window, total lump sum paid from plan assets was $3,880 and the plan’s benefit obligation decreased by $4,857 as measured prior to changes in assumptions at December 31, 2024 resulting in an actuarial gain of $977.

Reconciliations

The following tables provide a reconciliation of projected benefit obligations (“PBO”), plan assets and the funded status of the plans for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits(b)		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Change in projected benefit obligations:
PBO at January 1	$194,365	$193,670	$42,447	$39,319	$7,748	$7,644
Service cost	29	37	145	304	168	170
Interest cost	9,317	9,941	1,834	1,859	362	390
Foreign currency exchange rate changes	—	—	(930)	2,006	—	—
Actuarial (gains) losses	(8,209)	6,115	(2,835)	1,627	(838)	(179)
Plan amendment	—	—	—	—	—	146
Participant contributions	—	—	—	—	45	42
Benefits paid from plan assets	(18,573)	(14,630)	(2,642)	(2,165)	—	—
Benefits paid by the Corporation	(768)	(768)	(401)	(503)	(417)	(465)
PBO at December 31	$176,161	$194,365	$37,618	$42,447	$7,068	$7,748

Change in plan assets:
Fair value of plan assets at January 1	$163,929	$161,374	$42,338	$41,679	$—	$—
Actual return on plan assets	7,910	16,845	(3,053)	649	—	—
Foreign currency exchange rate changes	—	—	(541)	2,175	—	—
Corporate contributions	6,206	1,108	400	503	372	423
Participant contributions	—	—	—	—	45	42
Gross benefits paid	(19,341)	(15,398)	(3,043)	(2,668)	(417)	(465)
Fair value of plan assets at December 31	$158,704	$163,929	$36,101	$42,338	$—	$—

Funded status of the plans:
Fair value of plan assets	$158,704	$163,929	$36,101	$42,338	$—	$—
Less benefit obligations	176,161	194,365	37,618	42,447	7,068	7,748
Funded status at December 31	$(17,457)	$(30,436)	$(1,517)	$(109)	$(7,068)	$(7,748)
(a)
Includes the nonqualified defined benefit pension plan.
(b)
Includes the over-funded U.K. defined benefit pension plan and two smaller unfunded defined benefit pension plans.

The following tables provide a summary of amounts recognized in the consolidated balance sheets at December 31, 2024 and 2023.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Employee benefit obligations:
Prepaid pensions(a)	$—	$—	$3,652	$4,951	$—	$—
Accrued payrolls and employee benefits(b)	(723)	(725)	—	—	(767)	(835)
Employee benefit obligations(c)	(16,734)	(29,711)	(5,169)	(5,060)	(6,301)	(6,913)
Total employee benefit obligations	$(17,457)	$(30,436)	$(1,517)	$(109)	$(7,068)	$(7,748)

Accumulated other comprehensive loss:(d)
Net actuarial loss (gain)	$45,248	$47,889	$20,388	$19,900	$(3,410)	$(2,887)
Prior service cost (credit)	—	1	(5,614)	(5,984)	(2,574)	(3,598)
Total accumulated other comprehensive loss	$45,248	$47,890	$14,774	$13,916	$(5,984)	$(6,485)
(a)
Represents the over-funded U.K. defined benefit pension plan which is recorded as a noncurrent asset in the consolidated balance sheets.
(b)
Recorded as a current liability in the consolidated balance sheets.
(c)
Recorded as a noncurrent liability in the consolidated balance sheets.
(d)
Amounts are pre-tax.

As of December 31, 2024, estimated benefit payments for subsequent years are as follows:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2025	$15,822	$2,352	$788
2026	15,630	2,414	617
2027	15,412	2,369	593
2028	15,141	2,552	604
2029	14,823	2,624	573
2030-2034	68,494	13,394	2,619
Total benefit payments	$145,322	$25,705	$5,794

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

Attempts to minimize risk include allowing temporary changes to the allocation mix in response to market conditions, diversifying investments among asset categories (e.g., equity securities, fixed-income securities, alternative investments, cash and cash equivalents) and within these asset categories (e.g., economic sector, industry, geographic distribution, size) and consulting with independent financial and legal counsels to assure the investments and their expected returns and risks are consistent with the goals of the Retirement and Finance and Investment Committees for the U.S. pension plan or Trustees for the UES-UK pension plan.

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

The following table summarizes target asset allocations for 2024 (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes. The Corporation intends to continue to liquidate the alternative investments of the U.S. pension plan to provide additional flexibility with investment allocation.

	U.S. Pension Benefits			Foreign Pension Benefits
	Target Allocation	Percentage of Plan Assets		Target Allocation	Percentage of Plan Assets
	Dec. 31, 2024	2024	2023	Dec. 31, 2024	2024	2023
Equity securities	43%	41%	52%	0%	0%	0%
Fixed-income securities	54%	46%	41%	86%	87%	90%
Alternative investments	0%	4%	4%	0%	0%	2%
Other (primarily cash and cash equivalents)	3%	9%	3%	14%	13%	8%

Fair Value Measurement of Plan Assets

Equity securities, exchange-traded funds (“ETFs”), mutual funds and treasury bonds are actively traded on exchanges or broker networks and price quotes for these investments are readily available. While not quoted on active exchanges, price quotes for corporate bonds are readily available. Similarly, certain commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in the funds are traded on active markets and the prices for the underlying assets are readily observable. For securities not actively traded, the fair value may be based on third-party appraisals, discounted cash flow analysis, benchmark yields, and inputs that are currently observable in markets for similar securities.

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

Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Temporary Investment Fund	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a market level of current income while maintaining stability of principal and liquidity.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. pension benefit plan’s assets as of December 31, 2024 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
U.S.
Consumer discretionary	$2,353	$—	$—	$2,353
Consumer staples	894	—	—	894
Energy	398	—	—	398
Financial	2,696	—	—	2,696
Healthcare	2,959	—	—	2,959
Industrials	3,590	—	—	3,590
Information technology	4,280	—	—	4,280
Materials	176	—	—	176
Mutual funds and ETFs	44,830	—	—	44,830
Real estate	107	—	—	107
Telecommunications	981	—	—	981
Utilities	104	—	—	104
International
Financial	144	—	—	144
Industrials	401	—	—	401
Information technology	488	—	—	488
Materials	226	—	—	226
Total Equity Securities	64,627	—	—	64,627
Fixed-Income Securities:
U.S.
Corporate bonds	—	35,728	—	35,728
Treasury bonds	28,253	—	—	28,253
Mutual funds and ETFs	6,566	—	—	6,566
International
Corporate bonds	—	3,143	—	3,143
Total Fixed-Income Securities	34,819	38,871	—	73,690
Alternative Investments:
Managed funds(a)	436	—	5,645	6,081
Total Alternative Investments	436	—	5,645	6,081
Other:
Cash and cash equivalents(b)	14,306	—	—	14,306
Total Other	14,306	—	—	14,306
Total assets	$114,188	$38,871	$5,645	$158,704
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
(b)
Includes investments in temporary funds.

Asset categories based on the nature and risks of the foreign pension benefit plan’s assets as of December 31, 2024 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed-Income Securities:
Commingled funds (U.K.)	$—	$1,636	$—	$1,636
Commingled funds (International)	—	29,618	—	29,618
Total Fixed-Income Securities	—	31,254	—	31,254
Cash and cash equivalents	643	4,204	—	4,847
Total assets	$643	$35,458	$—	$36,101

Asset categories based on the nature and risks of the foreign pension benefit plan’s assets as of December 31, 2023 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed-Income Securities:
Commingled funds (U.K.)	$—	$25,754	$—	$25,754
Commingled funds (International)	—	12,251	928	13,179
Total Fixed-Income Securities	—	38,005	928	38,933
Cash and cash equivalents	1,697	1,708	—	3,405
Total assets	$1,697	$39,713	$928	$42,338

The following table sets forth a summary of changes in the fair value of the Level 3 plan assets for the U.S. and foreign pension benefit plans for the years ended December 31, 2024 and 2023.

	U.S. Pension Benefits		Foreign Pension Benefits
	2024	2023	2024	2023
Fair value as of January 1	$5,714	$6,569	$928	$831
Transfers to other plan assets	(299)	(627)	(926)	—
Realized gains	86	186	14	—
Change in net unrealized gains (losses)	144	(414)	—	52
Other, primarily impact from changes in foreign currency exchange rates	—	—	(16)	45
Fair value as of December 31	$5,645	$5,714	$—	$928

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

Net periodic pension and other postretirement benefit costs include the following components for each of the years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Service cost	$29	$37	$145	$304	$168	$170
Interest cost	9,317	9,941	1,834	1,859	362	390
Expected return on plan assets	(13,660)	(14,386)	(1,926)	(1,931)	—	—
Amortization of:
Prior service cost (credit)	1	8	(284)	(271)	(1,024)	(1,024)
Actuarial loss (gain)	181	127	716	591	(315)	(322)
Total net periodic pension and other postretirement benefit costs	$(4,132)	$(4,273)	$485	$552	$(809)	$(786)

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

The discount rates used to determine the benefit obligations as of December 31, 2024 and 2023 are summarized below.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.61-5.64%	5.13-5.16%	5.55%	4.65%	5.70%	5.19%

In addition, the assumed health care cost trend rate at December 31, 2024 for other postretirement benefits is 7.30% for 2024 gradually decreasing to 4.75% in 2030. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations, and expectations of inflation rates in the future.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the years ended December 31, 2024 and 2023.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023	2024	2023
Discount rate	5.13-5.16%	5.48-5.49%	4.65%	4.85%	5.19%	5.49%
Expected long-term rate of return	7.40%	7.70%	4.65%	4.60%	n/a	n/a

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES:

Outstanding standby and commercial letters of credit and bank guarantees as of December 31, 2024 approximated $15,800, of which approximately half serves as collateral for the IRB debt. Outstanding surety bonds as of December 31, 2024 approximated $3,100 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

At December 31, 2024, commitments for future capital expenditures approximated $4,400.

Approximately 31% of the Corporation’s employees are covered by collective bargaining agreements or agreements with works councils that have expiration dates ranging from March 2025 to September 2026. Collective bargaining agreements and agreements with works councils expiring in 2025 (representing approximately 80% of the covered employees) will be negotiated with the intent to secure mutually beneficial arrangements.

See Note 15 regarding derivative instruments, Note 19 regarding litigation and Note 21 for environmental matters.

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

The Corporation received no proceeds from shareholders from the exercise of warrants in 2024 or 2023.

The following summarizes outstanding warrants as of December 31, 2024 and 2023 and activity for the years then ended.

Number of Warrants
Outstanding as of January 1, 2023	10,941,869
Converted to common stock	—
Outstanding as of December 31, 2023	10,941,869
Converted to common stock	—
Outstanding as of December 31, 2024	10,941,869

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net changes and ending balances for the various components of accumulated other comprehensive loss as of and for the years ended December 31, 2024 and 2023 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
January 1, 2023	$(26,170)	$(32,623)	$152	$(58,641)	$(229)	$(58,412)
Net change	3,009	(7,867)	34	(4,824)	(247)	(4,577)
December 31, 2023	(23,161)	(40,490)	186	(63,465)	(476)	(62,989)
Net change	(4,530)	634	(288)	(4,184)	(337)	(3,847)
December 31, 2024	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for the years ended December 31, 2024 and 2023. Amounts in parentheses represent credits to net income (loss).

	2024	2023
Amortization of unrecognized employee benefit costs:
Other – net	$(725)	$(891)
Income tax provision	—	—
Net of income tax	$(725)	$(891)
Settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(27)	$(27)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(227)	59
Total before income tax	(254)	32
Income tax provision	6	(2)
Net of income tax	$(248)	$30

The income tax effect associated with the various components of other comprehensive loss for the years ended December 31, 2024 and 2023 is summarized below. Amounts in parentheses represent credits to net income (loss) when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be re-invested for an indefinite period of time.

	2024	2023
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$37
Fair value of cash flow hedges	2	—
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	—	—
Settlement of cash flow hedges	6	(2)

NOTE 15 – DERIVATIVE INSTRUMENTS:

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (copper and aluminum) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. At December 31, 2024, approximately 49% or $3,301 of anticipated copper purchases over the next nine months and 40% or $373 of anticipated aluminum purchases over the next five months are hedged. At December 31, 2023, approximately 52% or $2,746 of anticipated copper purchases over the next eight months and 56% or $558 of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheets. At December 31, 2024, the Corporation has purchase commitments covering approximately 26% or $1,096 of anticipated natural gas usage through December 31, 2025 for one of its subsidiaries and approximately 25% or $766 of anticipated electricity usage through December 2025 for two of its subsidiaries. At December 31, 2023, the Corporation had purchase commitments covering approximately 8% or $2,622 of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 15% or $1,306 of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments approximated $3,267 and $2,920 for 2024 and 2023, respectively.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with euro-denominated progress payments to be made for certain machinery and equipment. Upon occurrence of an anticipated purchase and placement of the underlying fixed asset in service, the foreign currency purchase contract was settled and the change in fair value of the foreign currency purchase contract was deferred in accumulated other comprehensive loss and is being reclassified to earnings (depreciation and amortization expense) over the life of the underlying asset (approximately 15 years, through 2026).

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

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. Amounts recognized as and reclassified from accumulated other comprehensive loss are recorded as a component of other comprehensive loss and are summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as or reclassified from comprehensive loss for 2024 and 2023 have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

For the Year Ended December 31, 2024	Beginning of the Year	Recognized	Reclassified	End of the Year
Foreign currency purchase contracts	$81	$—	$27	$54
Future contracts – copper and aluminum	105	(40)	221	(156)
Change in fair value	$186	$(40)	$248	$(102)

For the Year Ended December 31, 2023
Foreign currency purchase contracts	$108	$—	$27	$81
Future contracts – copper and aluminum	44	4	(57)	105
Change in fair value	$152	$4	$(30)	$186

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in	Estimated to be Reclassified in the Next	Years Ended December 31,
	Consolidated Statements of Operations	12 Months	2024	2023
Foreign currency purchase contracts	Depreciation and amortization	$27	$27	$27
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(161)	$227	$(57)

Losses on foreign exchange transactions included in other expense approximated $483 and $692 for 2024 and 2023, respectively.

NOTE 16 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the consolidated balance sheets at December 31:

2024	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$3,026	$—	$—	$3,026

2023
Investments
Other noncurrent assets	$3,245	$—	$—	$3,245

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

NOTE 17 – STOCK-BASED COMPENSATION:

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

The Compensation Committee has granted stock options, time-vesting restricted stock units (“RSUs”) and performance-vesting restricted stock units (“PSUs”) to select individuals. All stock options expired by December 31, 2024. Each RSU represents the right to receive one share of common stock of the Corporation at a future date after the RSU has become earned and vested, subject to the terms and conditions of the RSU award agreement. The RSUs typically vest over a three-year period. The PSUs can be earned depending upon the achievement of a performance or market condition and a time-vesting condition as follows: (i) achievement of a targeted return on invested capital over a three-year performance period; (ii) achievement of a three-year cumulative relative total shareholder return as ranked against other companies included in the Corporation’s peer group; (iii) achievement of a targeted share price for Corporation’s common stock for a prescribed period during the four-year period commencing on the date of grant; and (iv) remaining continuously employed with the Corporation through either the end of the third year following the date of grant or, for the share-price performance awards, the end of the fourth year following the date of grant. Earlier vesting of the stock units is permitted under certain conditions, such as upon a change of control of the Corporation, or as approved by the Board of Directors.

The grant date fair value for the RSUs equals the closing price of the Corporation’s common stock on the NYSE on the date of grant. The grant date fair value for PSUs subject to a market condition is determined using a Monte Carlo simulation model. The grant date fair value for PSUs subject to a performance condition is equal to the closing price of the Corporation’s stock on the NYSE on the date of grant. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market or performance condition and, in certain circumstances, is adjusted for subsequent changes in the estimated or actual outcome of the condition. Unrecognized compensation expense associated with the RSUs and PSUs equaled $1,424 at December 31, 2024, and is expected to be recognized over a weighted-average period of approximately 2 years.

Outstanding RSUs and PSUs, which would represent non-vested awards, as of December 31, 2024 and 2023, and activity for the years then ended, are summarized below. Forfeitures resulting from failure to provide continuous service to the Corporation throughout the service period are recognized as they occur. Forfeitures resulting from failure to achieve the performance or market condition of an award are recognized when the performance or market condition is not met.

	Number of RSUs	Weighted- Average Fair Value	Number of PSUs	Weighted- Average Fair Value
Outstanding at January 1, 2023	343,182	$5.29	396,537	$6.57
Granted	216,523	2.73	488,399	2.51
Converted to common stock	(159,314)	4.97	(60,815)	5.34
Forfeited	(9,652)	4.07	(156,333)	6.78
Outstanding at December 31, 2023	390,739	4.03	667,788	3.66
Granted	227,211	1.61	270,439	1.63
Converted to common stock	(183,047)	4.53	—	—
Forfeited	(10,832)	3.88	(179,389)	6.80
Outstanding at December 31, 2024	424,071	$2.53	758,838	$2.20

Outstanding stock options, all of which are fully vested, as of December 31, 2024 and 2023, and activity for the years then ended, are as follows:

	Number of Shares Under Options	Weighted- Average Exercise Price	Remaining Contractual Life In Years	Intrinsic Value
Outstanding at January 1, 2023	74,000	$18.60	0.8	$—
Expired	(36,500)	17.16
Outstanding at December 31, 2023	37,500	20.00	0.3	—
Expired	(37,500)	20.00
Outstanding at December 31, 2024	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—
Vested or expected to vest at December 31, 2024	—	$—	—	$—

The Incentive Plan also provides for restricted stock awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. The restricted stock awards vest on the one-year anniversary of the grant date. Outstanding restricted stock awards granted to non-employee members of the Board of Directors as of December 31, 2024 and 2023, and activity for the years then ended, are as follows:

	Number of Restricted Stock Awards	Weighted- Average Fair Value
Outstanding at January 1, 2023	172,735	$5.50
Granted	136,371	2.79
Converted to common stock	(172,735)	5.50
Outstanding at December 31, 2023	136,371	2.79
Granted	114,552	1.61
Converted to common stock	(136,371)	2.79
Outstanding at December 31, 2024	114,552	$1.61

Stock-based compensation expense for all awards, including expense associated with the equity-based awards granted to non-employee members of the Board of Directors, approximated $1,478 and $2,146 for 2024 and 2023, respectively. The income tax benefit recognized in the consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense was recognized.

NOTE 18 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $441 for 2024 and $662 for 2023.

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

Asbestos Claims

The following table reflects approximate information about the claims for the Asbestos Liability against Air & Liquid and the Corporation for the years ended December 31, 2024 and 2023 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	2024	2023
Total claims pending at the beginning of the period	6,310	6,259
New claims served	1,282	1,283
Claims dismissed	(637)	(771)
Claims settled	(592)	(461)
Total claims pending at the end of the period(1)	6,363	6,310
Administrative closures(2)	(3,082)	(2,949)
Total active claims pending at the end of the period(2)	3,281	3,361
Gross settlement and defense costs paid (in 000’s)	$24,573	$23,374
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$19.99	$18.97
(1)
Included as “open claims” are approximately 1,638 and 1,641 claims in 2024 and 2023, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
(2)
Administrative closures include (i) mesothelioma claims filed five or more years ago; (ii) non-mesothelioma claims filed six or more years ago; (iii) claims previously classified in various jurisdictions as “inactive;” and (iv) claims transferred to a state or federal judicial panel on multi-district litigation.
(3)
Claims resolved do not include claims that were administratively closed.

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurance carriers that have coverage obligations for the Asbestos Liability (the “Settling Insurers”). In addition, during 2024, the Corporation and Air & Liquid entered into a settlement agreement with a previously unsettled insurance carrier resulting in reimbursement of prior years’ costs of approximately $1,756. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for the Asbestos Liability. The Settlement Agreements encompass the majority of insurance policies that provide coverage for claims for the Asbestos Liability.

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

In 2024, the Corporation engaged Gnarus Advisors LLC (“Gnarus”) to update the estimated Asbestos Liability. The methodology used by Gnarus in its updated projection was substantially the same methodology employed previously, which has been accepted by numerous courts, and included the following factors:

•
interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
•
epidemiological studies estimating the number of people likely to develop asbestos-related diseases;
•
analysis of the number of people likely to file an asbestos-related injury claim against Air & Liquid and the Corporation based on such epidemiological data and relevant claims history from January 1, 2021 to November 30, 2024;
•
analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed; and
•
analysis of claims resolution history from January 1, 2021 to November 30, 2024, to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing.

Based on these analyses, the Corporation recorded an undiscounted decrease to its estimated Asbestos Liability of $544 for claims pending or projected to be asserted through the estimated final date by which the Corporation expects to have settled all asbestos-related claims and estimated defense costs associated with such claims. The decrease is primarily attributable to the net benefit of a tolling agreement reached with a plaintiff’s counsel offset by recent claim experience. The Corporation also recorded an undiscounted decrease to its insurance receivable of $178 for the estimated insurance recoveries attributable to the claims for which the Asbestos Liability reserve has been established and for the portion of defense costs covered by the Settlement Agreements.

In connection with the Corporation’s review of the Asbestos Liability and the underlying assumptions in 2024, the Corporation revised its estimated defense-to-indemnity cost ratio from 60% to 55%. This change reduced the Asbestos Liability by $6,470 and insurance receivable by $2,735. Similarly, in connection with its review of the Asbestos Liability and the underlying assumptions in 2023, the Corporation revised its estimated defense-to-indemnity cost ratio from 65% to 60%. This change reduced the Asbestos Liability by $4,162 and the insurance receivable by $2,705.

The following table summarizes activity relating to the Asbestos Liability for the years ended December 31, 2024 and 2023.

	2024	2023
Asbestos Liability, beginning of the year	$238,679	$153,575
Settlement and defense costs paid	(24,573)	(23,374)
Effect from a lower defense-to-indemnity cost ratio	(6,470)	(4,162)
Change in estimated liability	(544)	112,640
Asbestos Liability, end of the year	$207,092	$238,679

The following table summarizes activity relating to insurance recoveries for the years ended December 31, 2024 and 2023.

	2024	2023
Insurance receivable – asbestos, beginning of the year	$160,245	$105,434
Settlement and defense costs paid by insurance carriers	(18,037)	(12,780)
Effect from a lower defense-to-indemnity cost ratio	(2,735)	(2,705)
Change in estimated coverage	(178)	70,296
Insurance receivable – asbestos, end of the year	$139,295	$160,245

The Corporation establishes an allowance for expected credit losses based on historical insolvency experience, expected time frame until collection of insurance claim and assessments of current creditworthiness of insurers. The insurance receivable does not assume any recovery from insolvent carriers. A substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, there will not be insolvencies among the relevant insurance carriers, or the assumed percentage recoveries for certain carriers will prove correct. At December 31, 2024 and 2023, the allowance for expected credit losses approximated $656 and $708, respectively.

The Corporation recognized asbestos-related costs of $(4,184) and $40,696 for 2024 and 2023, respectively, comprised of the following:

	2024	2023
Impact from changes in estimated Asbestos Liability, net of estimated insurance recoveries	$(366)	$42,344
Benefit from a lower defense-to-indemnity cost ratio	(3,735)	(1,457)
Proceeds from insolvent asbestos-related insurance carrier	(83)	(191)
(Credit) charge for asbestos-related costs	$(4,184)	$40,696

The amounts recorded for the Asbestos Liability and insurance receivable rely on assumptions based on currently known facts and strategy. The Corporation’s actual expenses or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in the Corporation’s or the experts’ calculations vary significantly from actual results. Key variables in these assumptions include the forecast of the population likely to have been exposed to asbestos; the number of people likely to develop an asbestos-related disease; the estimated number of people likely to file an asbestos-related injury claim against the Corporation or its subsidiaries; an analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed; average settlement value of claims, by type of injury claimed and jurisdiction of filing; the number and nature of new claims to be filed each year; the average cost of disposing of each new claim; the average annual defense costs; compliance by relevant parties with the terms of the Settlement Agreements; ability to reach acceptable agreements with insurance carriers currently not a party to a Settlement Agreement or at a coverage amount less than anticipated; and the solvency risk with respect to the relevant insurance carriers. Other factors that may affect the Asbestos Liability and ability to recover under the Corporation’s insurance policies include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms that may be made by state and federal courts, and the passage of state or federal tort reform legislation.

The Corporation intends to continue to evaluate the Asbestos Liability, related insurance receivable, the sufficiency of its allowance for expected credit losses and the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance recovery, these regular reviews may result in the Corporation adjusting its current reserve; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability, insurance receivable and/or allowance for expected credit losses could be material to the operating results for the period in which the adjustments to the liability, receivable or allowance are recorded and to the Corporation’s consolidated financial position, results of operations and liquidity.

NOTE 20 – INCOME TAXES:

Income (loss) from operations before income taxes for the years ended December 31, 2024 and 2023 is summarized below. Income (loss) from operations before income taxes for certain foreign entities is classified differently for book reporting and income tax reporting purposes.

	2024	2023
Domestic	$3,331	$(44,128)
Foreign	1,715	4,851
Income (loss) from operations before income taxes	$5,046	$(39,277)

The income tax provision (benefit) for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Current:
Federal	$—	$—
State	22	33
Foreign	2,414	1,773
Current income tax provision	2,436	1,806
Deferred:
Federal	1,176	(8,461)
State	549	(1,147)
Foreign	(1,959)	(598)
Increase in valuation allowance	493	7,242
Deferred income tax provision (benefit)	259	(2,964)
Total income tax provision (benefit)	$2,695	$(1,158)

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax for the years ended December 31, 2024 and 2023 was as follows:

	2024	2023
Computed at statutory rate	$1,060	$(8,248)
State income taxes	354	(899)
Rate change	113	465
Tax differential on non-U.S. earnings	(54)	(216)
Stock-based compensation	279	206
Meals and entertainment	48	43
Deductible compensation limitation	112	15
Increase in valuation allowance	493	7,242
Other – net	290	234
Total income tax provision (benefit)	$2,695	$(1,158)

Deferred income tax assets and liabilities as of December 31, 2024 and 2023 are summarized in the following table. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently re-invested and, accordingly, no deferred income tax liability has been recorded. If the Corporation were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

	2024	2023
Assets:
Asbestos-related liability	$16,503	$19,044
Net operating loss – domestic	14,633	15,115
Net operating loss – foreign	10,514	9,289
Net operating loss – state	3,095	3,248
Sale-leaseback	10,510	10,204
Employment – related liabilities	5,330	5,221
Interest expense limitation	3,141	1,929
Pension liability – domestic	2,283	5,299
Pension liability – foreign	29	—
Operating lease right-of-use liabilities	1,124	1,161
Impairment charge associated with investment in Anhui	958	953
Inventory related	210	—
Capital loss carryforwards	189	192
Other	1,284	594
Gross deferred income tax assets	69,803	72,249
Valuation allowance	(41,019)	(41,041)
	28,784	31,208
Liabilities:
Depreciation	(24,190)	(25,408)
Operating lease assets	(1,124)	(1,161)
Intangible assets – indefinite life	(430)	(464)
Intangible assets – finite life	(15)	(112)
Inventory related	—	(674)
Pension asset – foreign	—	(224)
Other	(624)	(548)
Gross deferred income tax liabilities	(26,383)	(28,591)
Net deferred income tax assets (liabilities)	$2,401	$2,617

At December 31, 2024, the Corporation has U.S. federal net operating loss carryforwards of $69,681, of which $68,340 can be carried forward indefinitely but will be limited to 80% of the Corporation’s taxable income in any given year. The balance of $1,341 will begin to expire in 2035 and can be used without taxable income limitation. Additionally, at December 31, 2024, the Corporation had state net operating loss carryforwards of $82,795, which begin to expire in 2025, and foreign net operating loss carryforwards of $46,277 and capital loss carryforwards of $757, which do not expire.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the

Corporation’s anticipated future earnings in Sweden, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the consolidated balance sheet and a decrease to income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

Unrecognized tax benefits and changes in unrecognized tax benefits for the years ended December 31, 2024 and 2023 are insignificant. If the unrecognized tax benefits were recognized, the effect on the Corporation’s effective income tax rate would also be insignificant. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2024 and 2023 and in the consolidated statements of operations for 2024 and 2023 is insignificant.

In 2023, Slovenia temporarily increased its corporate income tax rate from 19% to 22% for tax years 2024 to 2028. The increase did not have a significant impact on the deferred income tax assets and liabilities of the Corporation’s Slovenian operations.

The Corporation is subject to taxation and files income tax returns in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2020 – 2024.

NOTE 21 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 as of December 31, 2024 and 2023.

NOTE 22 – RELATED PARTIES:

ATR periodically has loans outstanding with its minority shareholder. Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for each of the years ended December 31, 2024 and 2023. Interest paid in 2024 approximated $2 (RMB 17). Interest paid in 2023 approximated $6 (RMB 42). No interest was outstanding as of December 31, 2024 or 2023.

Loan activity for the years ended December 31, 2024 and 2023 was as follows:

	2024	2024	2023	2023
	USD	RMB	USD	RMB
Balance at beginning of the period	$665	4,713	$-	-
Borrowings	-	-	1,768	12,317
Repayments	(664)	(4,713)	(1,096)	(7,604)
Foreign exchange	(1)	-	(7)	-
Balance at end of the period	$-	-	$665	4,713

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the years ended December 31, 2024 and 2023, were as follows:

	2024	2024	2023	2023
	USD	RMB	USD	RMB
Purchases from related parties	$6,388	45,886	$7,331	51,851
Sales to related parties	$15,506	111,384	$2,939	20,786

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture's shareholder and its affiliates, as of December 31, 2024 and 2023, were as follows:

	2024	2024	2023	2023
	USD	RMB	USD	RMB
Accounts receivable from related parties	$1,839	13,422	$190	1,350
Accounts payable to related parties	$411	3,001	$401	2,841
Other current liabilities:
Customer deposits	$-	-	$149	1,056

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $122 (RMB 892) for each of the years ended December 31, 2024 and 2023, which is included in purchases from related parties.

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

NOTE 23 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments – FCEP and ALP.

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry and the aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, and Slovenia and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Net sales by product line for the years ended December 31, 2024 and 2023 are outlined below.

	Net Sales by Product Line
	2024	2023
Forged and Cast Engineered Products:
Forged and cast mill rolls	$273,036	$285,577
Forged engineered products	13,529	18,184
Total	286,565	303,761
Air and Liquid Processing:
Air handling systems	46,439	38,526
Centrifugal pumps	40,064	34,795
Heat exchange coils	45,237	45,258
Total	131,740	118,579
Consolidated total	$418,305	$422,340

The accounting policies for each segment are the same as those described in Note 1, Summary of Significant Accounting Policies. The Chief Executive Officer is the Corporation’s chief operating decision maker (“CODM”).

The Corporation measures each segment’s profitability based on income (loss) from operations. Segment income (loss) from operations excludes interest expense, other income and expense items and Corporate costs. The CODM uses segment income (loss) from operations when assessing segment performance and when making decisions to allocate financial resources between segments, primarily through periodic budgeting and segment performance reviews. The CODM also uses forecasted income (loss) from operations for each segment to manage operations.

Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables.

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	FCEP	ALP	Total	FCEP	ALP	Total
Net Sales(1)	$286,565	$131,740	$418,305	$303,761	$118,579	$422,340
Less:(2)
Cost of products sold (excluding depreciation and amortization)	232,400	104,409		254,225	93,556
Selling and administrative	26,047	14,648		25,237	12,582
Depreciation and amortization	17,602	1,009		16,840	829
(Credit) charge for asbestos litigation (3)	—	(4,184)		—	40,696
Loss (gain) on disposal of assets	22	—		(121)	—
Segment income (loss) from operations	$10,494	$15,858	26,352	$7,580	$(29,084)	(21,504)
Reconciliation to income (loss) before income taxes
Other income, net (4)			4,497			4,644
Interest expense			(11,620)			(9,347)
Unallocated corporate costs (5)			(14,183)			(13,070)
Income (loss) before income taxes			$5,046			$(39,277)

(1)
For the FCEP segment, one customer accounted for 11% of its net sales in both 2024 and 2023.
(2)
The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.
(3)
For 2024, the credit for asbestos litigation represents primarily a decrease in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 60% to 55%. For 2023, the charge for asbestos litigation represents primarily an increase in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 65% to 60%.
(4)
Other income, net includes investment-related income, net pension and other postretirement income, losses on foreign exchange transactions, unrealized gains on Rabbi trust investments, and other items not included in the definition of segment income (loss) from operations.
(5)
Unallocated corporate costs represent the operating expenses of the corporate office.

	Capital Expenditures		Depreciation and Amortization Expense		Identifiable Assets(1)
	2024	2023	2024	2023	2024	2023
Forged and Cast Engineered Products	$7,166	$17,055	$17,602	$16,840	$289,129	$308,966
Air and Liquid Processing	5,028	3,393	1,009	829	230,171	247,733
Corporate	—	—	—	5	11,596	8,955
Consolidated total	$12,194	$20,448	$18,611	$17,674	$530,896	$565,654

	Long-lived Assets(3)		Net Sales by Geographic Area (2)		Income (Loss) Before Income Taxes
Geographic Areas:	2024	2023	2024	2023	2024	2023
United States (4)	$235,785	$264,120	$259,289	$243,243	$3,424	$(44,114)
Foreign	55,473	61,721	159,016	179,097	1,622	4,837
Consolidated total	$291,258	$325,841	$418,305	$422,340	$5,046	$(39,277)

(1)
Identifiable assets for the FCEP segment include investments in joint ventures of $2,175 at December 31, 2024 and 2023. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $139,295 and $160,245 at December 31, 2024 and 2023, respectively. Identifiable assets for Corporate represent primarily cash and cash equivalents and other items not allocated to reportable segments.
(2)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of consolidated net sales for each of the years. The majority of foreign sales are attributable to the FCEP segment.
(3)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the U.S. include noncurrent asbestos-related insurance receivables of $124,295 and $145,245 at December 31, 2024 and 2023, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(4)
Income (loss) before income taxes for the U.S. includes Corporate costs. In 2024, income before income taxes for the U.S. includes a credit of $4,184, representing primarily a decrease in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 60% to 55%. In 2023, loss before income taxes for the U.S. includes a net charge of $40,696 representing primarily an increase in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 65% to 60%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Ampco-Pittsburgh Corporation

Carnegie, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation (the Corporation) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Asbestos Liabilities and Related Insurance Receivables

As described in Notes 1 and 19 to the Corporation’s consolidated financial statements, the Corporation has accrued asbestos liabilities of $207.1 million ($24.0 million current and $183.1 million long term) and recorded asbestos-related insurance receivables of $139.3 million ($15.0 million current and $124.3 million noncurrent) as of December 31, 2024. These liabilities and insurance receivables relate to claims that have been asserted alleging personal injury from exposure to asbestos-containing components historically used in certain products manufactured by predecessors of the Corporation’s Air & Liquid Systems Corporation. The Corporation utilizes third-party experts to assist in developing (i) an estimate of the asbestos liability for the probable pending and future claims over the period that the Corporation believes it can reasonably estimate such claims and (ii) an estimate of the insurance receivable for the insurance proceeds expected to be received under existing policies associated with the asbestos liabilities.

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

/s/ BDO USA, P.C.

We have served as the Corporation’s auditor since 2020.

Pittsburgh, Pennsylvania

March 17, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded the Corporation’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None

(b) None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

– PART III –

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about the Corporation’s directors required by Item 401 of Regulation S-K and not otherwise set forth below is contained under the caption “Proposal 1: Election of Directors” in the Corporation’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) which the Corporation anticipates filing with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the Corporation’s fiscal year, and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers.”

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

– PART IV –

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.
Financial Statements

– Consolidated Balance Sheets

– Consolidated Statements of Operations

– Consolidated Statements of Comprehensive Loss

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

3.1	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

3.2	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

3.3	Amended and Restated By-laws, effective June 4, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

4.1	Form of Common Stock Certificate, incorporated by reference to Registration Statement on Form S-3 filed on January 19, 2018.

4.2	Form of Series A Warrant Certificate, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on July 21, 2020.

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

*	10.9	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended and restated, incorporated by reference to Registration Statement on Form S-8 filed on May 18, 2023.

*	10.10	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

*	10.11	Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

*	10.12	Form of Notice of Grant of Restricted Stock Unit Award (Share Price Performance), incorporated by reference to Amendment No. 1 to Quarterly Report Registration Statement on S-8 filed on May 18, 2023.

*	10.13

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

Amended and Restated Change in Control Agreement by and among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Samuel C. Lyon, dated August 8, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

*	10.19

Amended and Restated Change in Control Agreement by and among Ampco-Pittsburgh Corporation, Air & Liquid Systems Corporation and David Anderson, dated August 8, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

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

†	19	Ampco-Pittsburgh Corporation Amended and Restated Insider Trading Policy.

†	21	Significant Subsidiaries.

†	23.1	Consent of BDO USA, P.C.

†	23.2	Consent of Gnarus Advisors LLC

†	31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

†	31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

††	32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

††	32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

†	97	Ampco-Pittsburgh Corporation Amended and Restated Clawback Policy.

**	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

**	101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

**	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith

†† Furnished herewith

* Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2024: (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Loss, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2025	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ J. Brett McBrayer
		Name:	J. Brett McBrayer
		Title:	Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ J. Brett McBrayer	Director and Chief Executive Officer (Principal Executive Officer)	March 17, 2025
J. Brett McBrayer

/s/ Michael G. McAuley	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2025
Michael G. McAuley

/s/ James J. Abel	Director	March 17, 2025
James J. Abel

/s/ Robert A. DeMichiei	Director	March 17, 2025
Robert A. DeMichiei

/s/ Frederick D. DiSanto	Director	March 17, 2025
Frederick D. DiSanto

/s/ Elizabeth A. Fessenden	Director	March 17, 2025
Elizabeth A. Fessenden

/s/ Michael I. German	Director	March 17, 2025
Michael I. German

/s/ William K. Lieberman	Director	March 17, 2025
William K. Lieberman

/s/ Darrell L. McNair	Director	March 17, 2025
Darrell L. McNair

/s/ Laurence E. Paul	Director	March 17, 2025
Laurence E. Paul

/s/ Stephen E. Paul	Director	March 17, 2025
Stephen E. Paul