Form 10-Q
period 2025-03-31
AMPCO PITTSBURGH CORP
filed 2025-05-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

On May 8, 2025, 20,094,617 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$7,129	$15,427
Trade receivables, less allowance for credit losses of $550 as of March 31, 2025 and $906 as of December 31, 2024	82,537	70,611
Trade receivables from related parties	2,380	1,839
Inventories	124,183	116,761
Insurance receivable – asbestos	15,000	15,000
Contract assets	5,489	8,486
Other current assets	9,772	8,663
Total current assets	246,490	236,787
Property, plant and equipment, net	147,208	148,056
Operating lease right-of-use assets	5,034	4,592
Insurance receivable – asbestos, less allowance for credit losses of $656 as of March 31, 2025 and December 31, 2024	119,887	124,295
Deferred income tax assets	2,854	2,851
Intangible assets, net	4,494	4,255
Investments in joint ventures	2,175	2,175
Prepaid pensions	3,878	3,652
Other noncurrent assets	4,173	4,233
Total assets	$536,193	$530,896
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,342	$36,310
Accounts payable to related parties	623	411
Accrued payrolls and employee benefits	17,465	17,104
Debt – current portion	12,210	12,186
Operating lease liabilities – current portion	968	878
Asbestos liability – current portion	24,000	24,000
Customer-related liabilities	26,736	25,608
Other current liabilities	9,233	8,719
Total current liabilities	132,577	125,216
Employee benefit obligations	27,088	28,204
Asbestos liability	176,317	183,092
Long-term debt	115,048	116,394
Noncurrent operating lease liabilities	4,066	3,714
Deferred income tax liabilities	463	450
Other noncurrent liabilities	2,964	2,735
Total liabilities	458,523	459,805
Commitments and contingent liabilities (Note 9)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 19,980 shares as of March 31, 2025 and December 31, 2024	19,980	19,980
Additional paid-in capital	178,604	178,298
Retained deficit	(71,417)	(72,559)
Accumulated other comprehensive loss	(62,525)	(66,836)
Total Ampco-Pittsburgh shareholders’ equity	64,642	58,883
Noncontrolling interest	13,028	12,208
Total shareholders’ equity	77,670	71,091
Total liabilities and shareholders’ equity	$536,193	$530,896

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales:
Net sales	$99,226	$110,025
Net sales to related parties	5,039	190
Total net sales	104,265	110,215
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	82,104	92,490
Selling and administrative	13,659	12,973
Depreciation and amortization	4,636	4,670
Loss on disposal of assets	16	—
Total operating costs and expenses	100,415	110,133
Income from operations	3,850	82
Other expense – net:
Interest expense	(2,726)	(2,757)
Other income – net	826	923
Total other expense – net	(1,900)	(1,834)
Income (loss) before income taxes	1,950	(1,752)
Income tax provision	(59)	(454)
Net income (loss)	1,891	(2,206)
Less: Net income attributable to noncontrolling interest	749	511
Net income (loss) attributable to Ampco-Pittsburgh	$1,142	$(2,717)

Net income (loss) per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.06	$(0.14)
Diluted	$0.06	$(0.14)

Weighted-average number of common shares outstanding:
Basic	19,980	19,729
Diluted	20,167	19,729

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,891	$(2,206)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	4,125	(2,445)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(399)	93
Fair value of cash flow hedges	780	52
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	(65)	(183)
Settlement of cash flow hedges	(59)	11
Other comprehensive income (loss)	4,382	(2,472)
Comprehensive income (loss)	6,273	(4,678)
Less: Comprehensive income attributable to noncontrolling interest	820	307
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$5,453	$(4,985)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Three Months Ended March 31, 2025
Balance at January 1, 2025	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091
Stock-based compensation		306				306
Comprehensive income:
Net income			1,142		749	1,891
Other comprehensive income				4,311	71	4,382
Comprehensive income					820	6,273
Balance at March 31, 2025	$19,980	$178,604	$(71,417)	$(62,525)	$13,028	$77,670

Three Months Ended March 31, 2024
Balance at January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		346				346
Comprehensive income (loss):
Net (loss) income			(2,717)		511	(2,206)
Other comprehensive loss				(2,268)	(204)	(2,472)
Comprehensive income (loss)					307	(4,678)
Balance at March 31, 2024	$19,729	$177,542	$(75,714)	$(65,257)	$10,939	$67,239

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash flows (used in) provided by operating activities	$(5,280)	$4,535

Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,200)	(2,837)
Proceeds from government grants, used for purchase of equipment	323	—
Purchases of long-term marketable securities	(2)	(12)
Proceeds from sale of long-term marketable securities	168	4
Net cash flows used in investing activities	(1,711)	(2,845)

Cash flows (used in) provided by financing activities:
Proceeds from revolving credit facility	4,666	6,621
Payments on revolving credit facility	(5,666)	(4,666)
Payments on sale-leaseback financing arrangements	(111)	(86)
Proceeds from equipment financing facility	—	1,134
Payments on equipment financing facility	(520)	(198)
Repayment of related-party debt	—	(664)
Repayments of debt	(96)	(113)
Net cash flows (used in) provided by financing activities	(1,727)	2,028

Effect of exchange rate changes on cash and cash equivalents	420	(175)

Net (decrease) increase in cash and cash equivalents	(8,298)	3,543
Cash and cash equivalents at beginning of period	15,427	7,286
Cash and cash equivalents at end of period	$7,129	$10,829

Supplemental information:
Income tax payments (net of refunds)	$487	$569
Interest payments (net of amounts capitalized)	$2,331	$2,347

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$310	$333
Finance lease right-of-use assets exchanged for lease liabilities	$23	$81
Operating lease right-of-use assets exchanged for lease liabilities	$633	$28

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts)

Overview of the Business

Ampco-Pittsburgh Corporation (the “Corporation”) manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision-maker (“CODM”) evaluates financial performance and makes resource allocation and strategic decisions about the business (Note 18).

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of March 31, 2025 and the unaudited condensed consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the three months ended March 31, 2025 and 2024, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Disaggregation of Income Statement Expenses. The guidance requires tabular disclosure of certain expenses included in costs of products sold and selling and administrative expenses, such as purchases of inventory and employee compensation, and qualitative description of certain other costs. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2027 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

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

Note 2 – Inventories

At March 31, 2025 and December 31, 2024, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	March 31, 2025	December 31, 2024
Raw materials	$45,348	$46,395
Work-in-process	53,847	49,317
Finished goods	17,096	13,488
Supplies	7,892	7,561
Inventories	$124,183	$116,761

Note 3 – Contract Assets

Changes in contract assets were comprised of the following:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$8,486	$4,452
Satisfaction of existing contracts	(16,323)	(9,160)
Additional revenue earned on new and existing contracts	13,236	10,269
Other, primarily changes in foreign currency exchange rates	90	(51)
Balance at end of the period	$5,489	$5,510

Note 4 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2025	December 31, 2024
Land and land improvements	$9,054	$8,788
Buildings and leasehold improvements	71,656	70,400
Machinery and equipment	383,577	377,938
Construction-in-progress	4,439	4,544
Other	6,351	6,337
	475,077	468,007
Accumulated depreciation and amortization	(327,869)	(319,951)
Property, plant and equipment, net	$147,208	$148,056

Certain of the above property, plant and equipment are held as collateral including:

•
The land and building of Union Electric Steel UK Limited (“UES-UK”), an indirect subsidiary of the Corporation, with a book value equal to approximately $2,745 (£2,122) at March 31, 2025, are held as collateral by the trustees of the UES-UK defined benefit pension plan (Note 8).
•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at March 31, 2025, purchased with proceeds from the equipment finance facility (Note 7), are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,148 are included in the sale-leaseback financing transactions and Disbursement Agreement (Note 7). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheets.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility (Note 7).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,058 and $1,590, respectively, as of March 31, 2025 and $2,964 and $1,498, respectively, at December 31, 2024. Depreciation expense approximated $4,550 and $4,582, including depreciation of assets under finance leases of approximately $77 and $82, for the three months ended March 31, 2025 and 2024, respectively.

Note 5 – Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2025	December 31, 2024
Customer relationships	$5,433	$5,158
Developed technology	3,900	3,699
Trade name	2,215	2,054
	11,548	10,911
Accumulated amortization	(7,054)	(6,656)
Intangible assets, net	$4,494	$4,255

Changes in intangible assets consisted of the following:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$4,255	$4,947
Amortization of intangible assets	(86)	(88)
Other, primarily impact from changes in foreign currency exchange rates	325	(207)
Balance at end of the period	$4,494	$4,652

Note 6 – Customer Related Liabilities

Customer-related liabilities as of March 31, 2025 and December 31, 2024 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$5,423	$5,539
Satisfaction of warranty claims	(855)	(394)
Provision for warranty claims, net	237	588
Other, primarily impact from changes in foreign currency exchange rates	253	(136)
Balance at end of the period	$5,058	$5,597

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition when necessary to secure the right to a specific product. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. The majority of performance obligations related to customer deposits are expected to be satisfied in less than one year. Performance obligations related to customer deposits expected to be satisfied beyond one year have been classified as a noncurrent liability on the condensed consolidated balance sheets.

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of the period	$21,503	$13,078
Satisfaction of performance obligations	(9,836)	(2,567)
Receipt of additional deposits	11,369	7,704
Other, primarily impact from changes in foreign currency exchange rates	49	(17)
Balance at end of the period	23,085	18,198
Deposits - Other noncurrent liabilities	(2,746)	(4,430)
Deposits - Other current liabilities	$20,339	$13,768

Note 7 – Debt

Borrowings were comprised of the following:

	March 31, 2025	December 31, 2024
Revolving credit facility	$55,000	$56,000
Sale-leaseback financing obligations	45,674	45,451
Equipment financing facility	16,262	16,782
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,131	1,156
Outstanding borrowings	127,258	128,580
Debt – current portion	(12,210)	(12,186)
Long-term debt	$115,048	$116,394

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

Availability under the revolving credit facility is based on eligible accounts receivable, inventory and fixed assets. Domestic borrowings from the revolving credit facility bear interest, at the Corporation’s option, at either (i) Secured Overnight Financing Rate (“SOFR”), as adjusted, plus an applicable margin ranging between 2.00% to 2.50% based on the quarterly average excess availability or (ii) the alternate base rate plus an applicable margin ranging between 1.00% to 1.50% based on the quarterly average excess availability. European borrowings denominated in euros, pound sterling or krona bear interest at the Successor Rate as defined in the First Amended and Restated Security Agreement, as amended. As of March 31, 2025 and December 31, 2024, there were no European borrowings outstanding. Additionally, the Corporation is required to pay a commitment fee of 0.25% based on the daily unused portion of the revolving credit facility.

As of March 31, 2025, the Corporation had outstanding borrowings under the revolving credit facility of $55,000. The average interest rate approximated 7.03% and 8.22% for the three months ended March 31, 2025 and 2024, respectively. The Corporation also utilizes a portion of the revolving credit facility for letters of credit (Note 9). As of March 31, 2025, remaining availability under the revolving credit facility approximated $28,586, net of standard availability reserves.

Borrowings outstanding under the revolving credit facility are collateralized by a first priority perfected security interest in substantially all assets of the Corporation and its subsidiaries (other than real property). Additionally, the revolving credit facility contains customary affirmative and negative covenants and limitations including, but not limited to, investments in certain of its subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum fixed charge coverage ratio of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2025.

Sale-Leaseback Financing Obligations

In September 2018, Union Electric Steel Corporation (“UES”), an indirect subsidiary of the Corporation, completed a sale-leaseback financing transaction with Store Capital Acquisitions, LLC (“STORE”) for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “UES Properties”).

In August 2022, Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation, completed a sale-leaseback financing transaction with STORE for certain of its real property, including its manufacturing facilities in Lynchburg,

Virginia and Amherst, Virginia. In October 2022, Air & Liquid completed a sale-leaseback financing transaction with STORE for its real property, including its manufacturing facility, located in North Tonawanda, New York (collectively with the Virginia properties, the “ALP Properties”).

In connection with the August 2022 sale-leaseback financing transaction, and as modified by the October 2022 sale-leaseback financing transaction, UES and STORE entered into a Second Amended and Restated Master Lease Agreement (the “Restated Lease”), which amended and restated the existing lease agreement between UES and STORE.

Pursuant to the Restated Lease, UES will lease the ALP Properties and the UES Properties (collectively, the “Properties”), subject to the terms and conditions of the Restated Lease, and UES will sublease the ALP Properties to Air & Liquid on the same terms as the Restated Lease. The Restated Lease provides for an initial term of 20 years; however, UES may extend the lease for the Properties for four successive periods of five years each. If fully extended, the Restated Lease would expire in August 2062. UES also has the option to repurchase the Properties, which it may, and intends to, exercise in 2032, for a price equal to the greater of (i) the Fair Market Value of the Properties or (ii) 115% of Lessor’s Total Investment, with such terms defined in the Restated Lease.

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

At March 31, 2025, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,719, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will equal the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of March 31, 2025.

The effective interest rate approximated 8.26% and 8.24% for the three months ended March 31, 2025 and 2024, respectively.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES could borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the Corporation’s FCEP locations. Each borrowing constitutes a secured loan transaction (each, a “Term Note”). Each Term Note has a term of 84 months in arrears fully amortizing, commencing on the date of the Term Note, and is secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.65% and 8.99% for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, monthly payments of principal and interest approximate $293 and continue through mid-2031.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 4.43% and 5.36% for the three months ended March 31, 2025 and 2024, respectively, and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 2.97% and 3.70% for the three months ended March 31, 2025 and 2024, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 8 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Three Months Ended March 31,
	2025	2024
U.S. defined benefit pension plans	$796	$—
U.S. defined benefit nonqualified pension plans (e.g. payments)	$192	$192
Foreign defined benefit pension plans	$106	$120
Other postretirement benefits (e.g., net payments)	$85	$88
U.K. defined contribution pension plan	$70	$66
U.S. defined contribution plan	$854	$929

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans (a)	2025	2024
Service cost	$7	$10
Interest cost	2,249	2,329
Expected return on plan assets	(2,871)	(3,401)
Amortization of actuarial loss	142	45
Net benefit income	$(473)	$(1,017)

a) Includes the nonqualified defined benefit pension plan.

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans	2025	2024
Service cost	$26	$31
Interest cost	457	456
Expected return on plan assets	(525)	(478)
Amortization of prior service credit	(70)	(71)
Amortization of actuarial loss	197	180
Net benefit expense	$85	$118

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2025	2024
Service cost	$42	$43
Interest cost	90	98
Amortization of prior service credit	(256)	(256)
Amortization of actuarial gain	(78)	(81)
Net benefit income	$(202)	$(196)

Note 9 – Commitments and Contingent Liabilities

Outstanding standby and commercial letters of credit and bank guarantees as of March 31, 2025 equaled $15,344, of which approximately one-half serves as collateral for the IRB debt. Outstanding surety bonds as of March 31, 2025 approximated $3,384 (SEK 33,900), which guarantee certain obligations under a credit insurance arrangement for certain of the Corporation’s foreign pension commitments.

At March 31, 2025, commitments for future capital expenditures approximated $5,200.

See Note 12 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 10 – Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provides the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock, and expires on August 1, 2025. Series A warrants outstanding totaled 10,941,770 and 10,941,869 at March 31, 2025 and December 31, 2024, respectively.

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2025 and 2024 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2025	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)
Net change	4,125	(464)	721	4,382	71	4,311
Balance at March 31, 2025	$(23,566)	$(40,320)	$619	$(63,267)	$(742)	$(62,525)

Balance at January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	(2,445)	(90)	63	(2,472)	(204)	(2,268)
Balance at March 31, 2024	$(25,606)	$(40,580)	$249	$(65,937)	$(680)	$(65,257)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss).

	Three Months Ended March 31,
	2025	2024
Amortization of unrecognized employee benefit costs:
Other loss – net	$(65)	$(183)
Income tax effect	—	—
Net of tax	$(65)	$(183)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(6)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(55)	18
Total before income tax	(61)	12
Income tax effect	2	(1)
Net of tax	$(59)	$11

The income tax effect associated with the various components of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 is summarized below. Amounts in parentheses represent credits to net income (loss) when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2025	2024
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—
Fair value of cash flow hedges	$21	$2
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$—	$—
Settlement of cash flow hedges	$2	$(1)

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March 2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper through approximately mid-2025, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain will be reclassified to earnings when the projected sales occur. Approximately $537 of the termination gain is expected to be released to earnings in 2025 with the balance expected to be released in the first quarter of 2026. At March 31, 2025, approximately 50%, or $394, of anticipated aluminum purchases over the next four months are hedged. At March 31, 2024, approximately 52%, or $2,787, of anticipated copper purchases over the next nine months and 56%, or $566, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At March 31, 2025, the Corporation has purchase commitments covering approximately 26%, or $1,198, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 32%, or $945, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. At March 31, 2024, the Corporation had purchase commitments covering approximately 6%, or $2,365, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 12%, or $1,440, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $1,124 and $979 for the three months ended March 31, 2025 and 2024, respectively.

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

Gain (loss) on foreign exchange transactions included in other expense – net equaled $221 for the three months ended March 31, 2025, and $(492) for the three months ended March 31, 2024.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2025 and 2024 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

	Beginning of the Period	Recognized	Reclassified	End of the Period
'Three Months Ended March 31, 2025
Foreign currency purchase contracts	$54	$—	$6	$48
Futures contracts – copper and aluminum	(156)	780	53	571
	$(102)	$780	$59	$619
Three Months Ended March 31, 2024
Foreign currency purchase contracts	$81	$—	$6	$75
Futures contracts – copper and aluminum	105	52	(17)	174
	$186	$52	$(11)	$249

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended March 31,
	of Operations		2025	2024
Foreign currency purchase contracts	Depreciation and amortization	$27	$6	$6
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$587	$55	$(18)

Note 13 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2025
Investments
Other noncurrent assets	$2,812	$—	$—	$2,812

As of December 31, 2024
Investments
Other noncurrent assets	$3,026	$—	$—	$3,026

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

Note 14 – Stock-Based Compensation

At March 31, 2025, the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended (the “Incentive Plan”), authorizes the issuance of up to 3,700,000 shares of the Corporation’s common stock for awards under the Incentive Plan. On May 8, 2025, at the Corporation's Annual Meeting of Shareholders, the shareholders approved an increase in the number of shares authorized under the Incentive Plan to 4,200,000 shares, an increase of 500,000 shares. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, or short-term cash incentive awards. If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2025 and 2024 equaled $306 and $346, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2025 and 2024 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Three Months Ended March 31,
	2025	2024
Total claims pending at the beginning of the period	6,363	6,310
New claims served	321	324
Claims dismissed	(108)	(222)
Claims settled	(171)	(116)
Total claims pending at the end of period (1)	6,405	6,296
Administrative closures (2)	(3,320)	(3,228)
Total active claims at the end of the period	3,085	3,068
Gross settlement and defense costs paid in period (in 000’s)	$6,775	$6,907
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$24.28	$20.43
(1)
Included as “total claims pending” are approximately 1,637 and 1,641 claims at March 31, 2025 and 2024, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

The following table summarizes activity relating to Asbestos Liability for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Asbestos liability, beginning of the year	$207,092	$238,679
Settlement and defense costs paid	(6,775)	(6,907)
Asbestos liability, end of the period	$200,317	$231,772

The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Insurance receivable – asbestos, beginning of the year	$139,295	$160,245
Settlement and defense costs paid by insurance carriers	(4,408)	(3,285)
Insurance receivable – asbestos, end of the period	$134,887	$156,960

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at March 31, 2025 and December 31, 2024.

Note 17 – Related Parties

Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, periodically has loans outstanding with its minority shareholder. No borrowings were outstanding as of March 31, 2025 or 2024. Loan activity for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Balance at beginning of the period	$—	—	$665	4,713
Borrowings	—	—	—	—
Repayments	—	—	(664)	(4,713)
Foreign exchange	—	—	(1)	—
Balance at end of the period	$—	—	$—	—

Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for the three months ended March 31, 2024. For the three months ended March 31, 2024, ATR paid $2 (RMB 17) of interest. No interest was outstanding as of March 31, 2025 or December 31, 2024.

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Purchases from related parties	$2,076	15,089	$1,237	8,848
Sales to related parties	$5,039	36,621	$190	1,356

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	March 31, 2025	December 31, 2024	December 31, 2024
	USD	RMB	USD	RMB
Accounts receivable from related parties	$2,380	17,272	$1,839	13,422
Accounts payable to related parties	$623	4,519	$411	3,001

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $31 (RMB 223) for each of the three months ended March 31, 2025 and 2024, which is included in purchases from related parties.

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

Net sales by product line for the three months ended March 31, 2025 and 2024 are outlined below.

	Three Months Ended March 31,
	2025	2024
Net sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$68,622	$73,396
FEP	3,665	3,793
Forged and Cast Engineered Products	72,287	77,189

Air and Liquid Processing
Air handling systems	10,628	12,510
Heat exchange coils	11,525	10,823
Centrifugal pumps	9,825	9,693
Air and Liquid Processing	31,978	33,026
Total Reportable Segments	$104,265	$110,215

The accounting policies for each segment are the same as those described in Item 8, Financial Statements and Supplementary Data, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. The Corporation's Chief Executive Officer is the Corporation’s CODM.

The Corporation measures each segment’s profitability based on income from operations. Segment income from operations excludes interest expense, other income and expense items and Corporate costs. Along with other measures, including non-GAAP measures, the CODM uses segment income from operations when assessing segment performance and when making decisions to allocate financial resources between segments, primarily through periodic budgeting and segment performance reviews.

Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables.

	Three Months Ended March 31,
	2025			2024
	FCEP	ALP	Total	FCEP	ALP	Total
Net sales	$72,287	$31,978	$104,265	$77,189	$33,026	$110,215
Less:(1)
Cost of products sold (excluding depreciation and amortization)	57,613	24,491		65,451	27,039
Selling and administrative	6,385	3,725		5,732	3,765
Depreciation and amortization	4,368	268		4,430	240
Loss on disposal of assets	16	—		—	—
Segment income from operations	$3,905	$3,494	7,399	$1,576	$1,982	3,558
Reconciliation to income (loss) before income taxes
Corporate costs (2)			(3,549)			(3,476)
Interest expense			(2,726)			(2,757)
Other income - net (3)			826			923
Income (loss) before income taxes			$1,950			$(1,752)
(1)
The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2)
Corporate costs represent the operating expenses of the corporate office and other costs not allocated to the segments.
(3)
Other income - net includes net pension and other postretirement income, gains and losses on foreign exchange transactions, unrealized gains and losses on Rabbi trust investments, and investment income.

	Capital Expenditures		Depreciation and Amortization Expense		Identifiable Assets(1)
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025	December 31, 2024
Forged and Cast Engineered Products	$1,399	$2,548	$4,368	$4,430	$303,618	$289,129
Air and Liquid Processing	801	289	268	240	225,960	230,171
Corporate	—	—	—	—	6,615	11,596
Consolidated total	$2,200	$2,837	$4,636	$4,670	$536,193	$530,896

	Long-lived Assets(2)		Net Sales by Geographic Area(3)		Income (Loss) Before Income Taxes
Geographic Areas:	March 31, 2025	December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
United States	$229,733	$235,785	$59,896	$69,764	$397	$(2,223)
Foreign	57,116	55,473	44,369	40,451	1,553	471
Consolidated total	$286,849	$291,258	$104,265	$110,215	$1,950	$(1,752)
(1)
Identifiable assets for the FCEP segment include investments in joint ventures of $2,175 at March 31, 2025 and December 31, 2024. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $134,887 and $139,295 at March 31, 2025 and December 31, 2024, respectively. Identifiable assets for Corporate represent primarily cash and cash equivalents and other items not allocated to reportable segments.
(2)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the U.S. include noncurrent asbestos-related insurance receivables of $119,887 and $124,295 at March 31, 2025 and December 31, 2024, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(3)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of consolidated net sales for each of the periods. The majority of foreign net sales for each of the periods is attributable to the FCEP segment.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, the global supply chain, tariffs and global trade, future proceeds from the exercise of outstanding warrants, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

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
•
changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict; and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Executive Overview

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel is soft but stable. Increased entry of low-priced products from other countries has negatively impacted local demand in the U.S. and Europe, with several of the segment’s largest customers engaging in trade cases to reduce the number of imports into the U.S. The U.S. government previously announced new tariffs on steel and aluminum imports to the U.S. and has, for now, removed the exceptions allowing certain countries to send un-tariffed products to the U.S. As of March 31, 2025, tariffs are now incurred on forged and cast rolls shipped from the segment's European facilities into the U.S. and on U.S. forged and cast rolls shipped into China. Since the cast roll market is currently underserved in the U.S., the Corporation believes the segment's European operations are on equal footing with its competition with respect to tariffs. It is expected that the costs associated with tariffs will be passed on to customers. Tariff outcomes are fluid and subject to change. Accordingly, it is difficult to predict how tariffs will affect the ordering patterns of the segment's customers, however, customer deferral of orders is expected.

The primary focus for the FCEP segment is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability following the completion of a significant capital equipment program. In addition, in February 2025, the segment's U.K. operations entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability, which continues as of March 31, 2025.

For the ALP segment, businesses are benefiting from steady demand and increased market share but continue to face increasing production costs due to inflation. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities, and continue to improve its sales distribution network. As of March 31, 2025, tariffs are now incurred on certain of the segment's raw materials. It is expected that the costs associated with these tariffs will be passed on to customers. Tariff outcomes are fluid and subject to change; however, the U.S.'s onshoring of additional manufacturing capabilities would potentially increase demand for the segment's products.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the Russia-Ukraine and Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended March 31,
	2025	2024	Change
Net Sales:
Forged and Cast Engineered Products	$72,287	$77,189	$(4,902)
Air and Liquid Processing	31,978	33,026	(1,048)
Consolidated	$104,265	$110,215	$(5,950)

Income from Operations:
Forged and Cast Engineered Products	$3,905	$1,576	$2,329
Air and Liquid Processing	3,494	1,982	1,512
Corporate costs	(3,549)	(3,476)	(73)
Consolidated	$3,850	$82	$3,768

	March 31, 2025	December 31, 2024	Change
Backlog:
Forged and Cast Engineered Products	$232,296	$250,530	$(18,234)
Air and Liquid Processing	136,157	128,354	7,803
Consolidated	$368,453	$378,884	$(10,431)

Net sales approximated $104,265 and $110,215 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $5,950. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $3,850 and $82 for the three months ended March 31, 2025 and 2024, respectively, an improvement of $3,768. A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $368,453 as of March 31, 2025 versus $378,884 as of December 31, 2024. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is complete and ready for shipment to the customer. Approximately 20% of the backlog is expected to be released after 2025. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended March 31, 2025 and 2024 approximated 78.7% and 83.9%, respectively, with gross margins improving for both the FCEP and ALP segments. See further discussion in the commentary for the Corporation’s two segments below.

Selling and administrative expenses approximated $13,659 and $12,973 for the three months ended March 31, 2025 and 2024, respectively. The increase in selling and administrative expenses for the current year period when compared to the same period of the prior year is primarily due to inflationary increases, higher employee-related costs and professional fees.

Interest expense for the three months ended March 31, 2025 and 2024 was comparable and approximated $2,726 and $2,757, respectively. More specifically:

•
Lower average interest rates for 2025 versus 2024 decreased interest expense by approximately $200 for the three months ended March 31, 2025; and
•
Lower average borrowings outstanding under the revolving credit facility decreased interest expense by approximately $159 for the three months ended March 31, 2025; offset by
•
Higher average borrowings under the equipment financing facility, net of capitalized interest, increased interest expense by approximately $353 for the three months ended March 31, 2025.

Other income – net is comprised of the following:

	Three Months Ended March 31,
	2025	2024	Change
Net pension and other postretirement income	$665	$1,179	$(514)
Gain (loss) on foreign exchange transactions	221	(492)	713
Unrealized (loss) gain on Rabbi trust investments	(89)	222	(311)
Investment income	24	19	5
Other	5	(5)	10
	$826	$923	$(97)

Other income – net fluctuated primarily due to:

•
Lower net pension and other postretirement income primarily due to a lower expected long-term rate of return on the assets of U.S. defined benefit pension plan in 2025 versus 2024,
•
Changes in foreign exchange gains and losses, and
•
Changes in unrealized losses and gains in the market value of the Rabbi trust investments corresponding to the volatility in the financial markets.

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

The income tax provision for the three months ended March 31, 2025 includes an income tax benefit of approximately $500 resulting from the Corporation's majority-owned Chinese joint venture qualifying as a high-tech enterprise (“HTE”). As an HTE, the earnings of the Chinese joint venture through 2026 will be taxed at a rate of 15% (versus 25%) and, at March 31, 2025, certain net deferred income tax liabilities were revalued at a rate of 15% (versus 25%) thereby reducing deferred income tax liabilities and contributing to the income tax benefit.

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

Net income (loss) attributable to Ampco-Pittsburgh and net income (loss) per common share attributable to Ampco-Pittsburgh equaled $1,142 and $0.06 per common share and $(2,717) and $(0.14) per common share for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $500 improved net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh by approximately $299 and $0.01 per common share, respectively, for the three months ended March 31, 2025.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended March 31,
	2025	2024	Change
Net Sales:
Forged and cast mill rolls	$68,622	$73,396	$(4,774)
FEP	3,665	3,793	(128)
	$72,287	$77,189	$(4,902)

Income from Operations	$3,905	$1,576	$2,329

	March 31, 2025	December 31, 2024	Change
Backlog	$232,296	$250,530	$(18,234)

The decline in net sales for the three months ended March 31, 2025, when compared to the same period of the prior year, is primarily due to the following:

•
Lower volume and changes in product mix for roll sales, which decreased net sales by approximately $6,300 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024;
•
Changes in exchange rates between the periods used to translate net sales of the Corporation’s foreign subsidiaries into the U.S. dollar, which decreased net sales by approximately $1,000 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024; and
•
Lower FEP sales, which decreased net sales by approximately $100 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024; offset
•
Higher base pricing, net of lower variable-index surcharges passed through to customers as a result of lower prices for raw material, energy and transportation, which increased net sales by approximately $2,500 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Income from operations for the three months ended March 31, 2025 increased when compared to the three months ended March 31, 2024 primarily due to:

•
Benefit from improved pricing and changes in manufacturing costs, net of lower variable-index surcharges, which increased income from operations by approximately $5,200 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024; and
•
Better manufacturing absorption for the current year period, which increased operating income by approximately $500 for the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, primarily as a result of operational efficiencies and improved equipment reliability following completion of a significant capital equipment program by the end of 2024 coupled with lower absorption in the prior year period as a result of a fire at one of the Corporation’s cast roll facilities; offset by
•
Lower volume of shipments, which decreased operating income by approximately $2,600 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024;
•
Higher selling and administrative costs, which decreased operating income by approximately $700 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024; and
•
Changes in exchange rates between the periods used to translate the operating results of the Corporation’s foreign subsidiaries into the U.S. dollar, which reduced income from operations by approximately $100 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Backlog decreased at March 31, 2025 from December 31, 2024 by $18,234 primarily due to:

•
Lower backlog for mill rolls of approximately $31,700 due to (i) lower demand in Europe as a result of mills operating at a reduced rate, (ii) U.S. customers deferring orders due, in part, to the current geopolitical events with tariffs and uncertainty as to the total cost of a roll, and (iii) timing of orders for the following year; offset by

•
Higher exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased backlog at March 31, 2025 when compared to backlog at December 31, 2024, by approximately $8,200; and
•
Improved demand for FEP, which increased backlog at March 31, 2025 when compared to backlog at December 31, 2024 by approximately $5,200.

At March 31, 2025, approximately 14% of backlog is expected to ship after 2025.

Air and Liquid Processing

	Three Months Ended March 31,
	2025	2024	Change
Net Sales:
Air handling systems	$10,628	$12,510	$(1,882)
Heat exchange coils	11,525	10,823	702
Centrifugal pumps	9,825	9,693	132
	$31,978	$33,026	$(1,048)

Income from Operations	$3,494	$1,982	$1,512

	March 31, 2025	December 31, 2024	Change
Backlog	$136,157	$128,354	$7,803

The decrease in net sales for the three months ended March 31, 2025, when compared to the same period of the prior year period, is primarily due to:

•
Lower net sales of air handling units principally due to the timing of shipments and associated revenue recognition, which reduced net sales by approximately $1,900 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024; offset by
•
Higher net sales of heat exchange coils principally due to an increase in the volume of shipments to nuclear-power customers, which increased net sales by approximately $700 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024; and
•
Higher net sales of centrifugal pumps principally due to higher sales to the U.S. Navy after-market and commercial customers, which increased net sales by approximately $100 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

The improvement in operating income is principally due to changes in product mix, offset in part by the lower volume of shipments and higher manufacturing costs, which had a net benefit to operating income of approximately $1,500 for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Backlog at March 31, 2025 improved when compared to backlog December 31, 2024 by approximately $7,800 with each of the product lines improving. In particular, backlog for:

•
Heat exchange coils increased approximately $4,500 primarily due to record order intake in the nuclear market;
•
Centrifugal pumps increased approximately $1,900 primarily due to strong order activity in the U.S. Navy market; and
•
Air handling units increased approximately $1,400 primarily due to strong order activity in the pharmaceutical market.

At March 31, 2025, approximately 31% of backlog is expected to ship after 2025.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations. Non-GAAP adjusted EBITDA is calculated as net income (loss) excluding interest expense, other income - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income (loss) from operations is calculated as income (loss) from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the segment’s ongoing results of operations, or beyond its control. These non-GAAP financial measures are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”).

Beginning in 2025, the Corporation began presenting non-GAAP adjusted EBITDA along with non-GAAP adjusted income (loss) from operations. These measures are key measures used by the Corporation's management and Board of Directors to understand and evaluate the operating performance of the Corporation and its segments. While these non-GAAP measures may not be directly comparable to similarly titled measures presented by other companies, the Corporation's management and Board of Directors believe these non-GAAP measures enhance comparability to companies in its stated industry peer group.

The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of the items it excludes from adjusted EBITDA and adjusted income (loss) from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net income (loss), or non-GAAP adjusted income (loss) from operations, rather than income (loss) from operations, which are the nearest GAAP equivalents.

The following is a reconciliation of net income (loss) to non-GAAP adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
Net income (loss) (GAAP)	$1,891	$(2,206)
Add (deduct):
Interest expense	2,726	2,757
Other income – net	(826)	(923)
Income tax provision	59	454
Income from operations (GAAP)	3,850	82
Add:
Depreciation and amortization	4,636	4,670
Stock-based compensation	306	346
Adjusted EBITDA (Non-GAAP)	$8,792	$5,098

The following is a reconciliation of income (loss) from operations to non-GAAP adjusted income (loss) from operations for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025				2024
	FCEP	ALP	Corporate (1)	Consolidated	FCEP	ALP	Corporate (1)	Consolidated
Income (loss) from operations (GAAP)	$3,905	$3,494	$(3,549)	$3,850	$1,576	$1,982	$(3,476)	$82
Add:
Depreciation and amortization	4,368	268	—	4,636	4,430	240	—	4,670
Stock-based compensation	—	—	306	306	—	—	346	346
Income (loss) from operations, as adjusted (Non-GAAP)	$8,273	$3,762	$(3,243)	$8,792	$6,006	$2,222	$(3,130)	$5,098

(1)
Corporate represents the operating expenses of the corporate office and other costs not allocated to the segments.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2025	2024	Change
Net cash flows (used in) provided by operating activities	$(5,280)	$4,535	$(9,815)
Net cash flows used in investing activities	(1,711)	(2,845)	1,134
Net cash flows (used in) provided by financing activities	(1,727)	2,028	(3,755)
Effect of exchange rate changes on cash and cash equivalents	420	(175)	595
Net (decrease) increase in cash and cash equivalents	(8,298)	3,543	(11,841)
Cash and cash equivalents at beginning of period	15,427	7,286	8,141
Cash and cash equivalents at end of period	$7,129	$10,829	$(3,700)

Net cash flows (used in) provided by operating activities equaled $(5,280) and $4,535 for the three months ended March 31, 2025 and 2024, respectively, a change of $(9,815) primarily due to:

•
Higher investment in trade working capital of approximately $12,700; and
•
Higher contributions to the U.S. defined benefit pension plan of approximately $796; offset by
•
Net income of $1,891 for the three months ended March 31, 2025 versus a net loss of $2,206 for the three months ended March 31, 2024; and
•
Lower net asbestos-related payments of $1,254 for the three months ended March 31, 2025 versus the three months ended March 31, 2024.

Trade receivables at March 31, 2025 increased by approximately $11,900 when compared to trade receivables at December 31, 2024 primarily due to:

•
Higher sales in February and March of 2025 versus November and December of 2024, which increased trade receivables at March 31, 2025 when compared to December 31, 2024 by approximately $9,300, and
•
Higher exchange rates used to translate the trade receivables of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased trade receivables at March 31, 2025 when compared to December 31, 2024 by approximately $1,200.

Inventories at March 31, 2025 increased by approximately $7,400 when compared to inventories at December 31, 2024 primarily due to:

•
Higher in-process and finished goods inventories at March 31, 2025 versus December 31, 2024 of approximately $5,000 resulting from higher production in anticipation of planned summer shutdowns and more production days in the first quarter of a year versus the fourth quarter of a year;
•
Higher exchange rates used to translate the inventories of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased inventories at March 31, 2025 when compared to December 31, 2024 by approximately $2,300; and
•
Timing of shipments and associated revenue recognition, particularly for air handling units which increased inventories at March 31, 2025 when compared to December 31, 2024 by approximately $1,600; offset by
•
Lower raw material inventories at March 31, 2025 when compared to December 31, 2024 of approximately $1,600 principally due to the timing of production.

Accounts payable at March 31, 2025 increased by approximately $5,000 when compared to accounts payable at December 31, 2024 primarily due to timing of payments, and higher exchange rates used to translate the accounts payable of the Corporation’s foreign subsidiaries into the U.S. dollar which increased accounts payables at March 31, 2025 when compared to December 31, 2024 by approximately $1,100.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements.

Net cash flows used in investing activities equaled $(1,711) and $(2,845) for the three months ended March 31, 2025 and 2024, respectively, a change of $1,134 which is primarily due to:

•
Lower capital spend of approximately $1,100 by the FCEP segment primarily due to the completion of a significant capital equipment program during the second quarter of 2024; offset by

•
Higher capital spend of approximately $500 by the ALP segment. Certain of this capital spend may be able to be subsidized by various government incentives such as grants. For the three months ended March 31, 2025, the Corporation received approximately $323 in government incentives. To date, no repayment obligations exist for any government incentive received.

At March 31, 2025, commitments for future capital expenditures approximated $5,200 which are expected to be spent over the next 12-18 months.

Net cash flows (used in) provided by financing activities equaled $(1,727) and $2,028 for the three months ended March 31, 2025 and 2024, respectively, a change of $(3,755) which is primarily due to:

•
Higher net repayments on the Corporation’s revolving credit facility of $2,955;
•
No proceeds from the equipment financing facility in the current year, due to the completion of a significant capital equipment program during the second quarter of 2024, whereas the prior year included proceeds from the equipment financing facility of $1,134; and
•
Higher principal payments of $330 in the current year, primarily on the equipment financing facility; offset by
•
Prior year repayment of related-party debt of $664.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $8,298 during 2025 and ended the period at $7,129 in comparison to $15,427 at December 31, 2024. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to repay borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs and capital expenditures. As of March 31, 2025, remaining availability under the revolving credit facility approximated $28,586, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs. Similarly, decreases in the underlying benchmark rates will decrease the Corporation’s debt service costs.

The maturity date for the revolving credit facility is June 29, 2026 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. However, the Corporation is currently in discussions with its lenders with the intent of securing a mutually beneficial arrangement covering multiple years prior to June 30, 2025. Additionally, while the Corporation anticipates it has sufficient liquidity to finance the Corporation’s operational requirements, debt service costs and capital expenditures, it may from time to time consider alternatives, potential transactions and other strategies in an attempt to enhance its liquidity. Given such measures are forward-looking, the Corporation cannot ensure it will be successful in renegotiating its revolving credit facility or achieving such enhancements to improve its liquidity.

Litigation and Environmental Matters

See Note 15 and Note 16 to the condensed consolidated financial statements.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2024, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A Risk Factors

There are no material changes to the “Risk Factors” included under Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024. These “Risk Factors” should be carefully considered, understanding such risk factors may not describe every risk facing the Corporation. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial could adversely affect its business, financial condition and results of operations in the future.

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2025, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)		Amended and Restated By-Laws, effective June 4, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

(10.1)	†+	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (as Amended and Restated).

(31.1)	†	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	†	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	††	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	††	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	*	Inline XBRL Instance Document

(101.SCH)	**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

(104)		The cover page for the Corporation’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
†		Filed herewith.
††		Furnished herewith.
+		Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.
*		The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 12, 2025	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 12, 2025	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer