Form 10-Q
period 2025-06-30
AMPCO PITTSBURGH CORP
filed 2025-08-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-898

AMPCO-PITTSBURGH CORPORATION

Pennsylvania	25-1117717
(State of Incorporation)	(I.R.S. Employer Identification No.)

726 Bell Avenue, Suite 301

Carnegie, Pennsylvania 15106

(Address of principal executive offices)

(412) 456-4400

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	AP	New York Stock Exchange
Series A Warrants to purchase shares of Common Stock	AP WS	NYSE American Exchange*

* On August 1, 2025, the NYSE American LLC filed a Form 25 with the U.S. Securities and Exchange Commission to delist the Series A Warrants in connection with the warrants expiration as of the same date.

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

On August 8, 2025, 20,317,030 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,945	$15,427
Trade receivables, less allowance for credit losses of $527 as of June 30, 2025 and $906 as of December 31, 2024	84,339	70,611
Trade receivables from related parties	1,850	1,839
Inventories	123,674	116,761
Insurance receivable – asbestos	15,000	15,000
Contract assets	6,487	8,486
Other current assets	9,909	8,663
Total current assets	251,204	236,787
Property, plant and equipment, net	146,826	148,056
Operating lease right-of-use assets	4,968	4,592
Insurance receivable – asbestos, less allowance for credit losses of $656 as of June 30, 2025 and December 31, 2024	115,143	124,295
Deferred income tax assets	2,869	2,851
Intangible assets, net	4,654	4,255
Investments in joint ventures	2,175	2,175
Prepaid pensions	4,229	3,652
Other noncurrent assets	5,085	4,233
Total assets	$537,153	$530,896
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,284	$36,310
Accounts payable to related parties	622	411
Accrued payrolls and employee benefits	20,712	17,104
Debt – current portion	18,717	12,186
Operating lease liabilities – current portion	941	878
Asbestos liability – current portion	24,000	24,000
Customer-related liabilities	20,362	25,608
Other current liabilities	9,168	8,719
Total current liabilities	139,806	125,216
Employee benefit obligations	25,815	28,204
Asbestos liability	169,964	183,092
Long-term debt	115,895	116,394
Noncurrent operating lease liabilities	4,027	3,714
Deferred income tax liabilities	465	450
Other noncurrent liabilities	4,686	2,735
Total liabilities	460,658	459,805
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 20,225 shares as of June 30, 2025 and 19,980 shares as of December 31, 2024	20,225	19,980
Additional paid-in capital	178,529	178,298
Retained deficit	(78,752)	(72,559)
Accumulated other comprehensive loss	(57,319)	(66,836)
Total Ampco-Pittsburgh shareholders’ equity	62,683	58,883
Noncontrolling interest	13,812	12,208
Total shareholders’ equity	76,495	71,091
Total liabilities and shareholders’ equity	$537,153	$530,896

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Net sales	$108,933	$107,053	$208,159	$213,030
Net sales to related parties	4,171	3,935	9,210	8,173
Total net sales	113,104	110,988	217,369	221,203
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	91,981	87,684	174,085	180,174
Selling and administrative	12,968	13,550	26,627	26,523
Depreciation and amortization	5,368	4,698	10,004	9,368
Severance charge (Note 2)	5,854	—	5,854	—
Loss on disposal of assets	11	13	27	13
Total operating costs and expenses	116,182	105,945	216,597	216,078
(Loss) income from operations	(3,078)	5,043	772	5,125
Other expense – net:
Interest expense	(2,825)	(3,017)	(5,551)	(5,774)
Other (expense) income – net	(225)	1,389	601	2,312
Total other expense – net	(3,050)	(1,628)	(4,950)	(3,462)
(Loss) income before income taxes	(6,128)	3,415	(4,178)	1,663
Income tax provision	(592)	(863)	(651)	(1,317)
Net (loss) income	(6,720)	2,552	(4,829)	346
Less: Net income attributable to noncontrolling interest	615	540	1,364	1,051
Net (loss) income attributable to Ampco-Pittsburgh	$(7,335)	$2,012	$(6,193)	$(705)

Net (loss) income per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$(0.36)	$0.10	$(0.31)	$(0.04)
Diluted	$(0.36)	$0.10	$(0.31)	$(0.04)

Weighted-average number of common shares outstanding:
Basic	20,108	19,859	20,044	19,794
Diluted	20,108	19,875	20,044	19,794

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(6,720)	$2,552	$(4,829)	$346
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	6,577	(277)	10,702	(2,722)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(681)	(24)	(1,080)	69
Fair value of cash flow hedges	18	158	798	210
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	(258)	(174)	(323)	(357)
Settlement of cash flow hedges	(281)	(278)	(340)	(267)
Other comprehensive income (loss)	5,375	(595)	9,757	(3,067)
Comprehensive (loss) income	(1,345)	1,957	4,928	(2,721)
Less: Comprehensive income attributable to noncontrolling interest	784	471	1,604	778
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(2,129)	$1,486	$3,324	$(3,499)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2025	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2025	$19,980	$178,604	$(71,417)	$(62,525)	$13,028	$77,670
Stock-based compensation		332				332
Comprehensive income (loss):
Net (loss) income			(7,335)		615	(6,720)
Other comprehensive income				5,206	169	5,375
Comprehensive income (loss)					784	(1,345)
Issuance of common stock excluding excess tax benefits of $0	245	(407)				(162)
Balance at June 30, 2025	$20,225	$178,529	$(78,752)	$(57,319)	$13,812	$76,495

Three Months Ended June 30, 2024
Balance at April 1, 2024	$19,729	$177,542	$(75,714)	$(65,257)	$10,939	$67,239
Stock-based compensation		388				388
Comprehensive income:
Net income			2,012		540	2,552
Other comprehensive loss				(526)	(69)	(595)
Comprehensive income					471	1,957
Issuance of common stock excluding excess tax benefits of $0	251	(376)				(125)
Balance at June 30, 2024	$19,980	$177,554	$(73,702)	$(65,783)	$11,410	$69,459

Six Months Ended June 30, 2025
Balance at January 1, 2025	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091
Stock-based compensation		638				638
Comprehensive income:
Net (loss) income			(6,193)		1,364	(4,829)
Other comprehensive income				9,517	240	9,757
Comprehensive income					1,604	4,928
Issuance of common stock excluding excess tax benefits of $0	245	(407)				(162)
Balance at June 30, 2025	$20,225	$178,529	$(78,752)	$(57,319)	$13,812	$76,495

Six Months Ended June 30, 2024
Balance at January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		734				734
Comprehensive income (loss):
Net (loss) income			(705)		1,051	346
Other comprehensive loss				(2,794)	(273)	(3,067)
Comprehensive income (loss)					778	(2,721)
Issuance of common stock excluding excess tax benefits of $0	251	(376)				(125)
Balance at June 30, 2024	$19,980	$177,554	$(73,702)	$(65,783)	$11,410	$69,459

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(7,614)	$(780)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,661)	(5,510)
Proceeds from government grants, used for purchase of equipment	323	808
Proceeds from sale of property, plant and equipment	—	10
Purchases of long-term marketable securities	(10)	(210)
Proceeds from sale of long-term marketable securities	334	532
Net cash flows used in investing activities	(3,014)	(4,370)

Cash flows provided by financing activities:
Proceeds from Equipment Term Notes	13,500	—
Proceeds from revolving credit facility	18,332	16,172
Payments on revolving credit facility	(25,144)	(10,276)
Repayment of debt principal	(1,475)	(1,002)
Proceeds from equipment financing facility	—	1,692
Repayment of related-party debt	—	(664)
Payment of debt issuance costs	(840)	—
Proceeds from shareholder exercise of warrants	1	—
Net cash flows provided by financing activities	4,374	5,922

Effect of exchange rate changes on cash and cash equivalents	772	(166)

Net (decrease) increase in cash and cash equivalents	(5,482)	606
Cash and cash equivalents at beginning of period	15,427	7,286
Cash and cash equivalents at end of period	$9,945	$7,892

Supplemental information:
Income tax payments (net of refunds)	$760	$1,610
Interest payments (net of amounts capitalized)	$4,508	$5,024

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,389	$1,306
Finance lease right-of-use assets exchanged for lease liabilities	$23	$146
Operating lease right-of-use assets exchanged for lease liabilities	$633	$283

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts)

Overview of the Business

Ampco-Pittsburgh Corporation (the “Corporation”) manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments – the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision-maker (“CODM”) evaluates financial performance and makes resource allocation and strategic decisions about the business (Note 19).

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of June 30, 2025 and the unaudited condensed consolidated statements of operations, comprehensive (loss) income and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results expected for the full year.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The guidance requires annual disclosure of specific categories of information within the effective tax rate reconciliation, and income taxes paid and income tax expense disaggregated by jurisdiction. The guidance became effective for the Corporation’s annual period beginning January 1, 2025. The Corporation is currently evaluating the impact this new standard will have on its annual disclosures. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

Note 2 - Severance Charge and Other Exit Costs

In February 2025, Union Electric Steel UK Limited (“UES-UK”), an indirect subsidiary of the Corporation, entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability, which it completed during the second quarter of 2025. The U.K. operations have been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. In light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, UES-UK has decided to exit its operations. While UES-UK continues to review its restructuring alternatives, it is currently expected it will complete its orders in backlog and will cease foundry operations at the end of 2025 and finishing operations in the spring of 2026. As of the date of this filing, no decision has been made by the Board of Directors of UES-UK as to the method to liquidate and dissolve its operations.

For the three and six months ended June 30, 2025, the Corporation recognized costs and accelerated depreciation approximating $6,750. A summary of cash and non-cash charges included in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 is as follows:

Type of Cost	Location of Cost in Statement of Operations	For the Three and Six Months Ended June 30, 2025
Employee-related costs	Severance charge	$5,854
Accelerated depreciation	Depreciation and amortization	654
Professional fees	Selling and administrative	132
Other	Costs of products sold (excluding depreciation and amortization)	110
		$6,750

The charge for employee-related costs represents primarily statutory severance and other benefits payable to the 168 employees of UES-UK under existing benefit plans. Additional benefits may be earned by the employees as additional services are rendered, which will be accrued as earned and could range between $500 - $600.

Accelerated depreciation represents higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual value of the property, plant and equipment of UES-UK (Note 5). UES-UK will continue to evaluate the future alternative uses of its property, plant and equipment, including estimated salvage value, highest and best use of the land and building, and costs to ready the site for disposal or sale. Accordingly, additional charges may occur in the future.

Professional fees and other non-cash charges approximated $132 and $110, respectively, for the three and six months ended June 30, 2025. Similar costs and charges may be incurred through the completion of its restructuring, which will be recognized when incurred.

Outstanding severance charges equaled $5,922 as of June 30, 2025, of which $5,074 is recorded as a current liability (accrued payrolls and employee benefits) and $848 is recorded as a noncurrent liability (other noncurrent liabilities) on the condensed consolidated balance sheet as of June 30, 2025. Activity during the three and six months ended June 30, 2025 consisted of the following:

Three and Six Months Ended June 30, 2025
Balance at beginning of the period	$—
Severance charge, depreciation and other exit costs	6,750
Deduct depreciation and other non-cash charges	(764)
Estimated cash charges	5,986
Less paid by June 30, 2025	(132)
Other, primarily changes in foreign currency exchange rates	68
Balance at end of the period	$5,922

Note 3 – Inventories

At June 30, 2025 and December 31, 2024, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	June 30, 2025	December 31, 2024
Raw materials	$45,325	$46,395
Work-in-process	54,837	49,317
Finished goods	15,954	13,488
Supplies	7,558	7,561
Inventories	$123,674	$116,761

Note 4 – Contract Assets

Changes in contract assets were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$5,489	$5,510	$8,486	$4,452
Satisfaction of existing contracts	(17,471)	(12,245)	(33,794)	(21,405)
Additional revenue earned on new and existing contracts	18,218	15,963	31,454	26,232
Other, primarily changes in foreign currency exchange rates	251	—	341	(51)
Balance at end of the period	$6,487	$9,228	$6,487	$9,228

Note 5 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2025	December 31, 2024
Land and land improvements	$9,236	$8,788
Buildings and leasehold improvements	74,524	70,400
Machinery and equipment	387,653	377,938
Construction-in-progress	5,897	4,544
Other	6,498	6,337
	483,808	468,007
Accumulated depreciation and amortization	(336,982)	(319,951)
Property, plant and equipment, net	$146,826	$148,056

The decision to exit the operations of UES-UK was deemed to be a triggering event under ASC 360, Property, Plant and Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the corresponding asset group within the FCEP segment was impaired. Accordingly, in the second quarter of 2025, the Corporation completed a quantitative analysis of the long-lived assets for the cast roll asset group and determined the assets were not impaired.

The Corporation also evaluated the estimated remaining useful lives and expected residual values of its U.K. assets and determined the estimated remaining useful lives of these assets were less than one year. Accordingly, beginning June 1, 2025, the Corporation began accelerating depreciation for certain of these assets. As of June 30, 2025, the property, plant and equipment of UES-UK had a net book value of approximately $14,000 (£10,200).

Certain of the above property, plant and equipment are held as collateral including:

•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at June 30, 2025, purchased with proceeds from the equipment finance facility (Note 8), are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,148 are included in the sale-leaseback financing transactions and Disbursement Agreement (Note 8). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheets.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility and Equipment Term Notes (Note 8).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,250 and $1,757, respectively, as of June 30, 2025 and $2,964 and $1,498, respectively, at December 31, 2024. Depreciation expense approximated $5,280 and $4,613, including depreciation of assets under finance leases of approximately $79 and $80, for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense approximated $9,830 and $9,195, including depreciation of assets under finance leases of approximately $156 and $162, for the six months ended June 30, 2025 and 2024, respectively.

Note 6 – Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2025	December 31, 2024
Customer relationships	$5,648	$5,158
Developed technology	4,067	3,699
Trade name	2,339	2,054
	12,054	10,911
Accumulated amortization	(7,400)	(6,656)
Intangible assets, net	$4,654	$4,255

Changes in intangible assets consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$4,494	$4,652	$4,255	$4,947
Amortization of intangible assets	(88)	(85)	(174)	(173)
Other, primarily impact from changes in foreign currency exchange rates	248	7	573	(200)
Balance at end of the period	$4,654	$4,574	$4,654	$4,574

Note 7 – Customer-Related Liabilities

Customer-related liabilities as of June 30, 2025 and December 31, 2024 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$5,058	$5,597	$5,423	$5,539
Satisfaction of warranty claims	(436)	(292)	(1,291)	(686)
Provision for warranty claims, net	691	(144)	928	444
Other, primarily impact from changes in foreign currency exchange rates	266	14	519	(122)
Balance at end of the period	$5,579	$5,175	$5,579	$5,175

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

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$23,085	$18,198	$21,503	$13,078
Satisfaction of performance obligations	(9,411)	(4,818)	(19,247)	(7,385)
Receipt of additional deposits	3,420	5,429	14,789	13,133
Other, primarily impact from changes in foreign currency exchange rates	83	(2)	132	(19)
Balance at end of the period	17,177	18,807	17,177	18,807
Deposits - Other noncurrent liabilities	(3,613)	(4,213)	(3,613)	(4,213)
Deposits - Other current liabilities	$13,564	$14,594	$13,564	$14,594

Note 8 – Debt

Borrowings were comprised of the following:

	June 30, 2025	December 31, 2024
Revolving credit facility	$49,188	$56,000
Sale-leaseback financing obligations	45,895	45,451
Equipment financing facility	15,730	16,782
Equipment Term Notes	13,500	—
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,108	1,156
Outstanding borrowings	134,612	128,580
Debt – current portion	(18,717)	(12,186)
Long-term debt	$115,895	$116,394

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”), swing loans under the revolving credit facility and, effective June 30, 2025, principal payments due under the Equipment Term Notes during the next 12 months. Although the IRBs begin to become due in late 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. By definition, swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loan balance outstanding at June 30, 2025 was $4,687. No swing loans were outstanding as of December 31, 2024.

Revolving Credit Facility

On June 25, 2025, the Corporation entered into a Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), amending its previous revolving credit and security agreement. The Credit Agreement provides for a $100,000 senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and $13,500 under the Equipment Term Notes (see below).

The Revolving Credit Facility can be increased to $125,000 at the option of the Corporation and with the approval of the lenders and provides sublimits for letters of credit not to exceed $40,000 and European borrowings not to exceed $30,000. Borrowings under the Revolving Credit Facility will bear interest at the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging between 2.00% and 2.50%. The maturity date for the Revolving Credit Facility is June 25, 2030 and, subject to other terms and conditions of the Credit Agreement, would become due on that date.

As of June 30, 2025, the Corporation had outstanding borrowings under the Revolving Credit Facility of $49,188. The average interest rate under the Revolving Credit Facility and the previous revolving credit and security agreement approximated 7.21% and 7.15% for the three and six months ended June 30, 2025, respectively, and 8.22% for each of the three and six months ended June 30, 2024. The Corporation also utilizes a portion of the Revolving Credit Facility for letters of credit (Note 10). As of June 30, 2025, remaining availability under the Revolving Credit Facility approximated $34,190, net of standard availability reserves.

Borrowings outstanding under the Revolving Credit Facility are collateralized by a first priority perfected security interest in the accounts receivable and inventories. The Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2025.

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

At June 30, 2025, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,719, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will equal the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of June 30, 2025.

The effective interest rate approximated 8.26% for each of the three and six months ended June 30, 2025 and 8.24% for each of the three and six months ended June 30, 2024.

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

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.66% for each of the three and six months ended June 30, 2025 and 8.65% and 8.58% for the three and six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, monthly payments of principal and interest approximate $293 and continue through mid-2031.

Equipment Term Notes

Under the Credit Agreement, the Corporation may borrow up to $13,500 pursuant to senior secured term notes (the “Equipment Term Notes”). On the date of closing, $13,500 was advanced as Equipment Term Notes to the Corporation with such proceeds used to paydown borrowings under the Revolving Credit Facility.

The Equipment Term Notes are payable in equal monthly installments of principal and interest of $161 commencing August 1, 2025, continuing on the first day of each month through June 2030, followed by sixtieth payment of all unpaid principal, accrued and unpaid interest and all unpaid fees. Borrowings under the Equipment Term Notes will bear interest at SOFR plus an applicable margin ranging between 3.00% and 3.50%. The Equipment Term Notes are secured by certain fixed assets of the Corporation that secured the previous credit facility. On June 30, 2025, $1,768 of the $13,500 outstanding principal was classified as current on the condensed consolidated balance sheet. The interest rate at June 30, 2025 was 7.93%.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 4.41% and 8.27% for the three months ended June 30, 2025 and 2024, respectively, and 4.42% and 6.81% for the six months ended June 30, 2025 and 2024, respectively, and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 3.44% and 6.91% for the three months ended June 30, 2025 and 2024, respectively, and 3.21% and 5.31% for the six months ended June 30, 2025 and 2024, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 9 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Six Months Ended June 30,
	2025	2024
U.S. defined benefit pension plans	$1,680	$3,170
U.S. nonqualified defined benefit pension plans (e.g. payments)	$384	$384
Foreign defined benefit pension plans	$193	$176
Other postretirement benefits (e.g., net payments)	$181	$182
U.K. defined contribution pension plan	$139	$134
U.S. defined contribution plan	$1,565	$1,814

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans (a)	2025	2024	2025	2024
Service cost	$2	$10	$9	$20
Interest cost	2,223	2,328	4,472	4,657
Expected return on plan assets	(2,769)	(3,401)	(5,640)	(6,802)
Amortization of prior service cost	—	1	—	1
Amortization of actuarial (gain) loss	(55)	46	87	91
Net benefit income	$(599)	$(1,016)	$(1,072)	$(2,033)

a) Includes the nonqualified defined benefit pension plans.

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans	2025	2024	2025	2024
Service cost	$34	$8	$60	$39
Interest cost	484	452	941	908
Expected return on plan assets	(556)	(475)	(1,081)	(953)
Amortization of prior service credit	(74)	(70)	(144)	(141)
Amortization of actuarial loss	208	181	405	361
Net benefit expense	$96	$96	$181	$214

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2025	2024	2025	2024
Service cost	$27	$41	$69	$84
Interest cost	86	83	176	181
Amortization of prior service credit	(256)	(256)	(512)	(512)
Amortization of actuarial gain	(81)	(76)	(159)	(157)
Net benefit income	$(224)	$(208)	$(426)	$(404)

Note 10 – Commitments and Contingent Liabilities

As of June 30, 2025:

•
Outstanding standby and commercial letters of credit and bank guarantees equaled $15,623, of which more than half serves as collateral for the IRB debt,
•
Outstanding surety bonds approximated $3,573 (SEK 33,900), which guarantee certain pension commitments of certain of the Corporation’s foreign subsidiaries under a credit insurance arrangement, and
•
Outstanding Corporate guarantees approximated $1,687 (SEK 16,000), which guarantee certain obligations of one of the Corporation's foreign subsidiaries with its local banking partner.

At June 30, 2025, commitments for future capital expenditures approximated $8,400.

See Note 13 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

Note 11 – Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Each Series A warrant provided the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock. During 2025, including warrants exercised in the third quarter of 2025 prior to expiration, 6,114 of warrants were exercised including 5,715 warrants exercised in the third quarter of 2025. The remaining 10,935,755 outstanding Series A warrants expired August 1, 2025 and are no longer exercisable, in accordance with the warrant agreement.

Note 12 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2025 and 2024 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2025	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)
Net change	10,702	(1,403)	458	9,757	240	9,517
Balance at June 30, 2025	$(16,989)	$(41,259)	$356	$(57,892)	$(573)	$(57,319)

Balance at January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	(2,722)	(288)	(57)	(3,067)	(273)	(2,794)
Balance at June 30, 2024	$(25,883)	$(40,778)	$129	$(66,532)	$(749)	$(65,783)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of unrecognized employee benefit costs:
Other loss – net	$(258)	$(174)	$(323)	$(357)
Income tax effect	-	—	—	—
Net of tax	$(258)	$(174)	$(323)	$(357)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(8)	$(8)	$(14)	$(14)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(281)	(278)	(336)	(260)
Total before income tax	(289)	(286)	(350)	(274)
Income tax effect	8	8	10	7
Net of tax	$(281)	$(278)	$(340)	$(267)

The income tax effect associated with the various components of other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 is summarized below. Amounts in parentheses represent credits to net (loss) income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—	$—	$—
Fair value of cash flow hedges	$5	$(7)	$26	$(5)
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$—	$—	$—	$—
Settlement of cash flow hedges	$8	$8	$10	$7

Note 13 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March 2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper through approximately mid-2025, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain will be reclassified to earnings when the projected sales occur. Approximately $537 of the termination gain is expected to be released to earnings in 2025 with the balance expected to be released in the first quarter of 2026. At June 30, 2025, approximately 75%, or $556, of anticipated aluminum purchases over the next five months are hedged. At June 30, 2024, approximately 41%, or $2,495, of anticipated copper purchases over the next eight months and 56%, or $621, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At June 30, 2025, the Corporation has purchase commitments covering approximately 25%, or $737, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 28%, or $527, of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. At June 30, 2024, the Corporation had purchase commitments covering approximately 4%, or $1,830, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 10%, or $1,129 of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $961 and $2,085 for the three and six months ended June 30, 2025, respectively, and $854 and $1,833 for the three and six months ended June 30, 2024, respectively.

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

(Loss) gain on foreign exchange transactions included in other (expense) income – net equaled $(1,352) and $(1,131) for the three and six months ended June 30, 2025, respectively, and $302 and $(190) for the three and six months ended June 30, 2024, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2025 and 2024 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive (loss) income or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended June 30, 2025	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$48	$—	$8	$40
Futures contracts – copper and aluminum	571	18	273	316
	$619	$18	$281	$356
Three Months Ended June 30, 2024
Foreign currency purchase contracts	$75	$—	$8	$67
Futures contracts – copper and aluminum	174	158	270	62
	$249	$158	$278	$129
Six Months Ended June 30, 2025
Foreign currency purchase contracts	$54	$—	$14	$40
Futures contracts – copper and aluminum	(156)	798	326	316
	$(102)	$798	$340	$356
Six Months Ended June 30, 2024
Foreign currency purchase contracts	$81	$—	$14	$67
Futures contracts – copper and aluminum	105	210	253	62
	$186	$210	$267	$129

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended June 30,		Six Months Ended June 30,
	of Operations		2025	2024	2025	2024
Foreign currency purchase contracts	Depreciation and amortization	$28	$8	$8	$14	$14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$323	$281	$278	$336	$260

Note 14 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2025
Investments
Other noncurrent assets	$2,876	$—	$—	$2,876

As of December 31, 2024
Investments
Other noncurrent assets	$3,026	$—	$—	$3,026

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

Note 15 – Stock-Based Compensation

At June 30, 2025, the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended (the “Incentive Plan”), authorizes the issuance of up to 4,200,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, or short-term cash incentive awards. If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and six months ended June 30, 2025 equaled $332 and $638, respectively, and for the three and six months ended June 30, 2024, equaled $388 and $734, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2025 and 2024 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Six Months Ended June 30,
	2025	2024
Total claims pending at the beginning of the period	6,363	6,310
New claims served	636	636
Claims dismissed	(556)	(400)
Claims settled	(271)	(298)
Total claims pending at the end of period (1)	6,172	6,248
Administrative closures (2)	(3,022)	(3,155)
Total active claims at the end of the period	3,150	3,093
Gross settlement and defense costs paid in period (in 000’s)	$13,128	$11,843
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$15.87	$16.97
(1)
Included as “total claims pending” are approximately 1,637 and 1,641 claims at June 30, 2025 and 2024, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

The following table summarizes activity relating to Asbestos Liability for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Asbestos liability, beginning of the year	$207,092	$238,679
Settlement and defense costs paid	(13,128)	(11,843)
Asbestos liability, end of the period	$193,964	$226,836

The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2025 and 2024 including the 2024 $1,756 reimbursement of prior years' costs.

	Six Months Ended June 30,
	2025	2024
Insurance receivable – asbestos, beginning of the year	$139,295	$160,245
Settlement and defense costs paid by insurance carriers	(9,152)	(9,195)
Insurance receivable – asbestos, end of the period	$130,143	$151,050

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

Note 17 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at June 30, 2025 and December 31, 2024.

Note 18 – Related Parties

Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, periodically has loans outstanding with its minority shareholder. No borrowings were outstanding as of June 30, 2025 or 2024. Loan activity for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Balance at beginning of the period	$—	—	$665	4,713
Borrowings	—	—	—	—
Repayments	—	—	(664)	(4,713)
Foreign exchange	—	—	(1)	—
Balance at end of the period	$—	—	$—	—

Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for the six months ended June 30, 2024. For the six months ended June 30, 2024, ATR paid $2 (RMB 17) of interest. No interest was outstanding as of June 30, 2025 or December 31, 2024.

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Purchases from related parties	$1,936	13,981	$1,901	13,740
Sales to related parties	$4,171	30,119	$3,935	28,505

	Six Months Ended June 30,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Purchases from related parties	$4,012	29,070	$3,138	22,588
Sales to related parties	$9,210	66,740	$8,173	58,824

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	June 30, 2025	December 31, 2024	December 31, 2024
	USD	RMB	USD	RMB
Accounts receivable from related parties	$1,850	13,262	$1,839	13,422
Accounts payable to related parties	$622	4,457	$411	3,001

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $30 (RMB 223) for each of the three months ended June 30, 2025 and 2024 and $61 (RMB 446) for each of the six months ended June 30, 2025 and 2024, which is included in purchases from related parties.

Note 19 – Business Segments

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

Net sales by product line for the three and six months ended June 30, 2025 and 2024 are outlined below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$72,227	$72,647	$140,849	$146,043
FEP	5,682	3,066	9,347	6,859
Forged and Cast Engineered Products	77,909	75,713	150,196	152,902

Air and Liquid Processing
Air handling systems	13,882	14,043	24,510	26,553
Heat exchange coils	11,299	11,979	22,824	22,802
Centrifugal pumps	10,014	9,253	19,839	18,946
Air and Liquid Processing	35,195	35,275	67,173	68,301
Total Reportable Segments	$113,104	$110,988	$217,369	$221,203

The accounting policies for each segment are the same as those described in Item 8, Financial Statements and Supplementary Data, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. The Corporation's Chief Executive Officer is the Corporation’s CODM.

The Corporation measures each segment’s profitability based on (loss) income from operations. Segment (loss) income from operations excludes interest expense, other income and expense items and Corporate costs. Along with other measures, including non-GAAP measures, the CODM uses segment (loss) income from operations when assessing segment performance and when making decisions to allocate financial resources between segments, primarily through periodic budgeting and segment performance reviews.

Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables.

	Three Months Ended June 30,
	2025			2024
	FCEP (5)	ALP	Total	FCEP	ALP	Total
Net sales	$77,909	$35,195	$113,104	$75,713	$35,275	$110,988
Less:(1)
Cost of products sold (excluding depreciation and amortization)(2)	64,437	27,544		59,531	28,153
Selling and administrative	6,486	3,445		6,354	3,704
Depreciation and amortization	5,084	284		4,454	244
Severance charge	5,854	—		—	—
Loss on disposal of assets	11	—		13	—
Segment (loss) income from operations	$(3,963)	$3,922	(41)	$5,361	$3,174	8,535
Reconciliation to (loss) income before income taxes
Corporate costs (3)			(3,037)			(3,492)
Interest expense			(2,825)			(3,017)
Other (expense) income - net (4)			(225)			1,389
(Loss) income before income taxes			$(6,128)			$3,415

	Six Months Ended June 30,
	2025			2024
	FCEP (5)	ALP	Total	FCEP	ALP	Total
Net sales	$150,196	$67,173	$217,369	$152,902	$68,301	$221,203
Less:(1)
Cost of products sold (excluding depreciation and amortization)(2)	122,050	52,035		124,982	55,192
Selling and administrative	12,871	7,170		12,086	7,469
Depreciation and amortization	9,452	552		8,884	484
Severance charge	5,854	—		—	—
Loss on disposal of assets	27	—		13	—
Segment (loss) income from operations	$(58)	$7,416	7,358	$6,937	$5,156	12,093
Reconciliation to (loss) income before income taxes
Corporate costs (3)			(6,586)			(6,968)
Interest expense			(5,551)			(5,774)
Other income - net (4)			601			2,312
(Loss) income before income taxes			$(4,178)			$1,663

(1)
The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2)
Cost of products sold (excluding depreciation and amortization) for the three and six months ended June 30, 2025 includes employee-retention credits, which are refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic received from the Internal Revenue Service (the “Employee-Retention Credits”) of $735 for the FCEP ($456) and ALP ($279) segments.
(3)
Corporate costs represent the operating expenses of the corporate office and other costs not allocated to the segments.
(4)
Other income - net includes net pension and other postretirement income, gains and losses on foreign exchange transactions, unrealized gains and losses on Rabbi trust investments, and investment income.
(5)
FCEP segment loss from operations for the three and six months ended June 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $6,750 associated with exiting the U.K. operations.

	Capital Expenditures		Depreciation and Amortization Expense				Identifiable Assets(2)
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		June 30, 2025	December 31, 2024
	2025	2024	2025	2024	2025	2024
FCEP (1)	$2,646	$4,134	$5,084	$4,454	$9,452	$8,884	$310,308	$289,129
ALP	1,015	1,376	284	244	552	484	220,999	230,171
Corporate	—	—	—	—	—	—	5,846	11,596
Consolidated total	$3,661	$5,510	$5,368	$4,698	$10,004	$9,368	$537,153	$530,896

	Long-lived Assets(3)		Net Sales by Geographic Area(4)				(Loss) Income Before Income Taxes
	June 30, 2025	December 31, 2024	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Geographic Areas:			2025	2024	2025	2024	2025	2024	2025	2024
United States (5)	$221,711	$235,785	$61,727	$72,916	$121,623	$142,680	$(48)	$1,205	$349	$(1,018)
Foreign (6)	61,369	55,473	51,377	38,072	95,746	78,523	(6,080)	2,210	(4,527)	2,681
Consolidated total	$283,080	$291,258	$113,104	$110,988	$217,369	$221,203	$(6,128)	$3,415	$(4,178)	$1,663
(1)
Depreciation and amortization expense for the three and six months ended June 30, 2025 includes accelerated depreciation of $654 associated with exiting the U.K. operations.
(2)
Identifiable assets for the FCEP segment include investments in joint ventures of $2,175 at June 30, 2025 and December 31, 2024. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $130,143 and $139,295 at June 30, 2025 and December 31, 2024, respectively. Identifiable assets for Corporate represent cash and cash equivalents and other items not allocated to reportable segments.
(3)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the U.S. include noncurrent asbestos-related insurance receivables of $115,143 and $124,295 at June 30, 2025 and December 31, 2024, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(4)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of consolidated net sales for each of the periods. The majority of foreign net sales for each of the periods is attributable to the FCEP segment.
(5)
Loss before income taxes for the U.S. for the three and six months ended June 30, 2025 include Employee-Retention Credits of $735.

(6)
Loss before income taxes for foreign for the three and six months ended June 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $6,750 associated with exiting the U.K. operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, the global supply chain, the continued impact of tariffs, global trade conditions, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•
inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations including severance costs associated with our anticipated exit from our operations in the U.K.;
•
economic downturns, cyclical demand for our products and insufficient demand for our products;
•
excess global capacity in the steel industry;
•
inability to successfully restructure our operations, exit our U.K. operations, and/or invest in operations that will yield the best long-term value to our shareholders;
•
changes in the global economic environment, inflation, the ongoing impact of tariffs, elevated interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict;
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

Executive Overview

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel is soft but stable. Increased entry of low-priced products from other countries has negatively impacted local demand in the U.S. and Europe, with several of the segment’s largest customers engaging in trade cases to reduce the number of imports into the U.S. The U.S. government previously announced new tariffs on steel and aluminum imports to the U.S. and has, for now, removed the exceptions allowing certain countries to send un-tariffed products to the U.S. As a result, tariffs are now incurred on forged and cast rolls shipped from the segment's European facilities into the U.S. and on U.S. forged and cast rolls shipped into China. Since the cast roll market is currently underserved in the U.S., the Corporation believes the segment's European operations are on equal footing with its competition with respect to tariffs. Subject to negotiations with customers, it is expected that the costs associated with tariffs will be passed on to customers. With the recently announced trade deals, tariff rates with many of the segment's largest trading partners have begun to be finalized, however, outcomes are fluid and subject to change. Accordingly, it is difficult to predict how tariffs will affect the ordering patterns of the segment's customers. Customer deferral of orders has occurred and may continue to occur. The primary focus for the FCEP segment is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability following the completion of a significant capital equipment program.

In February 2025, Union Electric Steel UK Limited (“UES-UK”), an indirect subsidiary of the Corporation, entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability, which it completed during the second quarter of 2025. The U.K. operations have been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. In light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, UES-UK has decided to exit its operations. While UES-UK continues to review its restructuring alternatives, it is currently expected it will complete its orders in backlog and will cease foundry operations at the end of 2025 and finishing operations in the spring of 2026. As of the date of this filing, no decision has been made by the Board of Directors of UES-UK as to the method to liquidate and dissolve its operations.

For the three and six months ended June 30, 2025, the Corporation recognized charges approximating $6,750 primarily for employee-related costs payable to the 168 employees of UES-UK under existing benefit plans and accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated salvage value of the property, plant and equipment of UES-UK (the “U.K. Exit Charge”). Additional benefits may be earned by the employees as additional services are rendered which will be accrued as earned and could range between $500 - $600.

For the ALP segment, businesses are benefiting from steady demand and increased market share but continue to face increasing production costs due to inflation. The segment has been implementing price increases for certain of its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities, and continue to improve its sales distribution network. Following previous U.S. government actions, tariffs are now incurred on certain of the segment's raw materials. It is expected that the costs associated with these tariffs will be passed on to customers. Tariff outcomes are fluid and subject to change; however, the U.S.'s onshoring of additional manufacturing capabilities would potentially increase demand for the segment's products.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net Sales:
FCEP	$77,909	$75,713	$2,196	$150,196	$152,902	$(2,706)
ALP	35,195	35,275	(80)	67,173	68,301	(1,128)
Consolidated	$113,104	$110,988	$2,116	$217,369	$221,203	$(3,834)

(Loss) Income from Operations:
FCEP	$(3,963)	$5,361	$(9,324)	$(58)	$6,937	$(6,995)
ALP	3,922	3,174	748	7,416	5,156	2,260
Corporate costs	(3,037)	(3,492)	455	(6,586)	(6,968)	382
Consolidated	$(3,078)	$5,043	$(8,121)	$772	$5,125	$(4,353)

				June 30, 2025	December 31, 2024	Change
Backlog:
FCEP				$212,429	$250,530	$(38,101)
ALP				138,837	128,354	10,483
Consolidated				$351,266	$378,884	$(27,618)

Net sales approximated $113,104 and $110,988 for the three months ended June 30, 2025 and 2024, respectively, an improvement of $2,116, and $217,369 and $221,203 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $3,834. A discussion of net sales for the Corporation’s two segments is included below.

(Loss) income from operations approximated $(3,078) and $5,043 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $8,121, and $772 and $5,125 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $4,353. Loss from operations for the three and six months ended June 30, 2025 includes:

•
The U.K. Exit Charge for severance and related costs associated with exiting the Corporation's U.K. operations of approximately $6,750 and
•
Employee-retention credits, which were refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic, of $735 received from the Internal Revenue Service during the second quarter of 2025 (the “Employee-Retention Credits”) for the FCEP ($456) and ALP ($279) segments.

A discussion of (loss) income from operations for the Corporation’s two segments along with the U.K. Exit Charge is included below.

Backlog equaled $351,266 as of June 30, 2025 versus $378,884 as of December 31, 2024. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is complete and ready for shipment to the customer. Approximately 37% of the backlog is expected to be released after 2025. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended June 30, 2025 and 2024 approximated 81.3% and 79.0%, respectively, with the increase primarily being driven by the FCEP segment. Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the six months ended June 30, 2025 and 2024 approximated 80.1% and 81.5%, respectively, with both segments contributing to the decrease. Included in costs of products sold, excluding depreciation and amortization, for the three and six months ended June 30, 2025 is the benefit from the Employee-Retention Credits. See further discussion in the below commentary for the Corporation’s two segments.

Selling and administrative expenses approximated $12,968 and $13,550 for the three months ended June 30, 2025 and 2024, respectively, with the decrease primarily due to lower employee-related costs and lower commission costs for the ALP segment offset by professional fees associated with efforts to exit the U.K. operations. Selling and administrative expenses were comparable for the six months ended June 30, 2025 and 2024, and approximated $26,627 and $26,523, respectively. While the Corporation is experiencing inflationary increases and incurred professional fees associated with the efforts to exit the U.K. operations, commission costs for the ALP segment were lower for the six months ended June 30, 2025 when compared to the same period of the prior year by approximately $500 due to changes in product mix.

Depreciation and amortization includes approximately $654 of accelerated depreciation for the U.K. operations for each of the three and six months ended June 30, 2025 as a result of the expected exiting of the U.K. operations and depreciating the net book value of the assets over their shorter lives to their estimated salvage values.

Severance charge represents primarily statutory severance and other benefits payable to the 168 employees of UES-UK under existing benefit plans. Additional benefits may be earned by the employees as additional services are rendered which will be accrued as earned and could range between $500 - $600.

Interest expense decreased approximately $192 and $223 for the three and six month periods ended June 30, 2025, respectively, when compared to the same periods of the prior year, primarily due to:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Lower average interest rates - primarily revolving credit facility	$(322)	$(522)
Effect from capitalizing interest in the prior year	16	251
Other	114	48
	$(192)	$(223)

Other (expense) income – net is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
(Loss) gain on foreign exchange transactions	$(1,352)	$302	$(1,654)	$(1,131)	$(190)	$(941)
Net pension and other postretirement income	790	1,187	(397)	1,455	2,366	(911)
Unrealized gain (loss) on Rabbi trust investments	133	(116)	249	44	106	(62)
Investment income	207	8	199	231	27	204
Other	(3)	8	(11)	2	3	(1)
	$(225)	$1,389	$(1,614)	$601	$2,312	$(1,711)

Other (expense) income – net fluctuated primarily due to:

•
Changes in foreign exchange gains and losses;
•
Lower net pension and other postretirement income primarily due to a lower expected long-term rate of return on the assets of U.S. defined benefit pension plan in 2025 versus 2024; and
•
Changes in unrealized losses and gains in the market value of the Rabbi trust investments corresponding to the volatility in the financial markets; offset by
•
Higher investment income which includes approximately $102 of interest received during the second quarter of 2025 associated with the Employee-Retention Credits and a $96 dividend from one of the Corporation's Chinese joint ventures received during the second quarter of 2025 versus third quarter of 2024.

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

The income tax provisions for 2025 benefited from a lower statutory income tax rate on the earnings of the Corporation's majority-owned Chinese joint venture as a result of the joint venture qualifying as a high-tech enterprise (“HTE”). As a HTE, the earnings of the Chinese joint venture through 2026 will be taxed at a rate of 15% (versus 25%). The effect on the income tax provisions was a benefit of $300 and $800 for the three and six months ended June 30, 2025, respectively, when compared to the income tax provisions for the three and six months ended June 30, 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. OBBBA includes a number of tax provisions and multiple effective dates, with certain provisions effective in 2025 and others through 2027. The Corporation is currently evaluating the impact of OBBBA on its condensed consolidated financial statements.

Net (loss) attributable to Ampco-Pittsburgh and net (loss) per common share attributable to Ampco-Pittsburgh equaled $(7,335), or $(0.36) per common share, and $(6,193), or $(0.31) per common share, for the three and six months ended June 30, 2025, respectively, including the U.K. Exit Charge and Employee-Retention Credits. No income tax benefit was able to be recognized for the U.K. Exit Charge since the U.K. operations remained in a three-year cumulative loss position as of June 30, 2025. The U.K. Exit Charge and Employee-Retention Credits impacted net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $6,006, or $0.30 per common share, for each of the three and six months ended June 30, 2025. The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $500 reduced the net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by approximately $299, or $0.01 per common share, for the six months ended June 30, 2025.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh equaled $2,012, or $0.10 per common share, and $(705), or $(0.04) per common share, for the three and six months ended June 30, 2024, respectively.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net Sales:
Forged and cast mill rolls	$72,227	$72,647	$(420)	$140,849	$146,043	$(5,194)
FEP	5,682	3,066	2,616	9,347	6,859	2,488
	$77,909	$75,713	$2,196	$150,196	$152,902	$(2,706)

(Loss) Income from Operations	$(3,963)	$5,361	$(9,324)	$(58)	$6,937	$(6,995)

				June 30, 2025	December 31, 2024	Change
Backlog				$212,429	$250,530	$(38,101)

The change in net sales for the three and six months ended June 30, 2025, when compared to the same periods of the prior year, is primarily due to the following:

•
Changes in volume and product mix, which improved net sales by approximately $1,100 for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024, but adversely affected net sales by approximately $5,200 for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024;
•
Changes in pricing and lower variable-index surcharges passed through to customers as a result of fluctuations in the price of raw materials, energy and transportation costs, which reduced net sales by approximately $1,100 for the three months ended June 30, 2025, when compared to the three months ended June 30, 2024, but increased net sales by approximately $1,300 for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024; and
•
Changes in exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales for the three and six months ended June 30, 2025, when compared to the same periods of 2024, by approximately $2,200 and $1,200, respectively.

The change in (loss) income from operations for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024, is primarily due to:

•
Recognition of the U.K. Exit Charge in the second quarter of 2025, which reduced operating results by approximately $6,750 for the three and six months ended June 30, 2025, when compared to the three and six months ended June 30, 2024;
•
Unfavorable manufacturing absorption as a result of temporary plant shutdowns to align production with customer needs, which adversely impacted operating results by approximately $1,400 and $900 for the three and six months ended June 30, 2025, respectively, when compared to the same periods of the prior year;
•
Changes in pricing and lower variable-index surcharges net of changes in manufacturing costs, which reduced operating results by approximately $1,400 for the three months ended June 30, 3025, versus the three months ended June 30, 2024, but improved operating results by approximately $3,800 for the six months ended June 30, 2025, when compared to the six months ended June 30, 2024;
•
Lower volume of roll shipments, offset by a higher volume of FEP shipments, which decreased operating results by $300 and $2,900 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024; and
•
Higher selling and administrative expenses, principally due to inflationary increases and higher professional fees offset by lower employee-related costs, which decreased operating results by approximately $100 and $800 for the three and six months ended June 30, 2025, respectively, when compared to the same periods of the prior year; offset by
•
Employee-Retention Credits received in the second quarter of 2025 of approximately $456, which improved operating results by the same amount for the three and six months ended June 30, 2025, when compared to the same periods of 2024; and
•
Changes in exchange rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar, which improved operating results by approximately $200 and $100 for the three and six months ended June 30, 2025, respectively, when compared to the same periods of 2024.

Backlog decreased at June 30, 2025 from December 31, 2024 by $38,101 primarily due to:

•
Lower backlog for mill rolls of approximately $54,300 due to (i) lower demand in Europe as a result of mills operating at a reduced rate, (ii) U.S. customers deferring orders due, in part, to the current geopolitical events with tariffs resulting in uncertainty as to the total cost of a roll, (iii) timing of orders for the following year, and (iv) lower orders for UES-UK resulting from the anticipated exit of UES-UK; offset by
•
Higher exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased backlog at June 30, 2025 when compared to backlog at December 31, 2024, by approximately $14,300; and
•
Improved demand for FEP, which increased backlog at June 30, 2025 when compared to backlog at December 31, 2024 by approximately $1,900.

At June 30, 2025, approximately 32% of backlog is expected to ship after 2025.

At June 30, 2025, UES-UK backlog approximated $14,700 which is expected to be completed and shipped over approximately the next 12 months.

Air and Liquid Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net Sales:
Air handling systems	$13,882	$14,043	$(161)	$24,510	$26,553	$(2,043)
Heat exchange coils	11,299	11,979	(680)	22,824	22,802	22
Centrifugal pumps	10,014	9,253	761	19,839	18,946	893
	$35,195	$35,275	$(80)	$67,173	$68,301	$(1,128)

Income from Operations	$3,922	$3,174	$748	$7,416	$5,156	$2,260

				June 30, 2025	December 31, 2024	Change
Backlog				$138,837	$128,354	$10,483

The decrease in net sales for the three and six months ended June 30, 2025, when compared to the same periods of the prior year, is primarily due to:

•
Lower net sales of air handling units principally due to the timing of shipments and associated revenue recognition.
•
Lower net sales of heat exchange coils principally due to:
o
A lower volume of shipments to original equipment manufacturers and fossil-utility customers of approximately $1,900 and $2,400 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024;
o
Changes in the volume of sales to customers in the commercial industry, primarily due to timing of when orders are needed by the customer, which increased net sales by approximately $400 for the three months ended June 30, 2025, when compared to the same period of the prior year, but reduced net sales by approximately $600 for the six months ended June 30, 2025, when compared to the same period of the prior year; and
o
A higher volume of shipments to customers in the nuclear industry of approximately $800 and $3,000 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024.
•
Higher net sales of centrifugal pumps principally due to:
o
A higher volume of shipments of replacement pumps and parts of approximately $4,600 and $9,400 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024; offset by
o
A lower volume of shipments of new pump sets of approximately $3,800 and $8,600 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024.

The improvement in operating income for the three and six months ended June 30, 2025, when compared to the same periods of the prior year, is principally due to:

•
Changes in product mix, offset in part by the net lower volume of shipments and higher manufacturing costs, which had a net benefit to operating income of approximately $300 and $1,800 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024;
•
Lower commission costs of approximately $140 and $500 for the three and six months ended June 30, 2025, respectively, when compared to the three and six months ended June 30, 2024; and
•
Employee-Retention Credits of $279 for the three and six months ended June 30, 2025.

Backlog at June 30, 2025 improved when compared to backlog December 31, 2024 by approximately $10,483 with each of the product lines improving. In particular, backlog for:

•
Centrifugal pumps increased approximately $5,172 primarily due to strong order activity in the U.S. Navy market;
•
Air handling units increased approximately $4,044 primarily due to strong order activity in the pharmaceutical market; and
•
Heat exchange coils increased approximately $1,267 primarily due to record order intake in the nuclear market.

At June 30, 2025, approximately 45% of backlog is expected to ship after 2025.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations. Non-GAAP adjusted EBITDA is calculated as net (loss) income excluding interest expense, other (expense) income - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income (loss) from operations is calculated as (loss) income from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the segment’s ongoing results of operations, or beyond its control. During the three and six months ended June 30, 2025, the non-GAAP financial measures were adjusted to exclude the severance and other exit costs component of U.K. Exit Charge (the accelerated depreciation component of the U.K. Exit Charge is included in depreciation and amortization) and the Employee-Retention Credits. These non-GAAP financial measures are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of the items it excludes from adjusted EBITDA and adjusted income (loss) from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making. In particular, the Corporation believes the exclusion of the severance and other exit costs component of the U.K. Exit Charge and the Employee-Retention Credits can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net (loss) income, or non-GAAP adjusted income (loss) from operations, rather than (loss) income from operations, which are the nearest GAAP equivalents. Among other things, there can be no assurance that additional expenses similar to the severance and other exit costs component of the U.K. Exit Charge or additional benefits similar to the Employee-Retention Credits will not occur in future periods.

No income tax benefit was able to be recognized for the U.K. Exit Charge since the U.K. operations remained in a three-year cumulative loss position as of June 30, 2025. The tax expense associated with the Employee-Retention Credits was not significant.

The following is a reconciliation of net (loss) income to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income (GAAP)	$(6,720)	$2,552	$(4,829)	$346
Add (deduct):
Interest expense	2,825	3,017	5,551	5,774
Other expense (income) – net	225	(1,389)	(601)	(2,312)
Income tax provision	592	863	651	1,317
(Loss) income from operations (GAAP)	(3,078)	5,043	772	5,125
Add:
Depreciation and amortization(1)	5,368	4,698	10,004	9,368
Severance and other exit costs	6,096	-	6,096	-
Employee-Retention Credits	(735)	-	(735)	-
Stock-based compensation	332	388	638	734
Adjusted EBITDA (Non-GAAP)	$7,983	$10,129	$16,775	$15,227

(1)
Depreciation and amortization for the three and six months ended June 30, 2025 includes accelerated depreciation of $654.

The following is a reconciliation of (loss) income from operations to non-GAAP adjusted income (loss) from operations for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,
	2025				2024
	FCEP	ALP	Corporate (1)	Consolidated	FCEP	ALP	Corporate (1)	Consolidated
(Loss) income from operations (GAAP)	$(3,963)	$3,922	$(3,037)	$(3,078)	$5,361	$3,174	$(3,492)	$5,043
Add:
Depreciation and amortization(2)	5,084	284	-	5,368	4,454	244	-	4,698
Severance and other exit costs	6,096	-	-	6,096	-	-	-	-
Employee-Retention Credits	(456)	(279)	-	(735)	-	-	-	-
Stock-based compensation	-	-	332	332	-	-	388	388
Income (loss) from operations, as adjusted (Non-GAAP)	$6,761	$3,927	$(2,705)	$7,983	$9,815	$3,418	$(3,104)	$10,129

	Six Months Ended June 30,
	2025				2024
	FCEP	ALP	Corporate (1)	Consolidated	FCEP	ALP	Corporate (1)	Consolidated
(Loss) income from operations (GAAP)	$(58)	$7,416	$(6,586)	$772	$6,937	$5,156	$(6,968)	$5,125
Add:
Depreciation and amortization(2)	9,452	552	-	10,004	8,884	484	-	9,368
Severance and other exit costs	6,096	-	-	6,096	-	-	-	-
Employee-Retention Credits	(456)	(279)	-	(735)	-	-	-	-
Stock-based compensation	-	-	638	638	-	-	734	734
Income (loss) from operations, as adjusted (Non-GAAP)	$15,034	$7,689	$(5,948)	$16,775	$15,821	$5,640	$(6,234)	$15,227

(1)
Corporate represents the operating expenses of the corporate office and other costs not allocated to the segments.
(2)
Depreciation and amortization expense for the FCEP segment for the three and six months ended June 30, 2025 includes accelerated depreciation of $654.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2025	2024	Change
Net cash flows used in operating activities	$(7,614)	$(780)	$(6,834)
Net cash flows used in investing activities	(3,014)	(4,370)	1,356
Net cash flows provided by financing activities	4,374	5,922	(1,548)
Effect of exchange rate changes on cash and cash equivalents	772	(166)	938
Net (decrease) increase in cash and cash equivalents	(5,482)	606	(6,088)
Cash and cash equivalents at beginning of period	15,427	7,286	8,141
Cash and cash equivalents at end of period	$9,945	$7,892	$2,053

Net cash flows used in operating activities equaled $(7,614) and $(780) for the six months ended June 30, 2025 and 2024, respectively, a change of $(6,834) primarily due to:

•
Higher investment in trade working capital of approximately $5,100;
•
Higher net asbestos-related payments of $1,326 for the six months ended June 30, 2025 versus the six months ended June 30, 2024, primarily due to the prior year including reimbursement from an asbestos-related insurance carrier of pre-2024 costs of approximately $1,756, which reduced net asbestos-related payment for the six months ended June 30, 2024 by the same amount; and
•
Higher investment in contract assets, net of changes in customer-related liabilities, of approximately $2,500 for the six months ended June 30, 2025 versus the six months ended June 30, 2024; offset by
•
Lower contributions to the U.S. defined benefit pension plan of approximately $1,490 for the six months ended June 30, 2025 versus the six months ended June 30, 2024.

Trade receivables at June 30, 2025 increased by approximately $13,700 when compared to trade receivables at December 31, 2024 primarily due to:

•
Higher sales in May and June of 2025 versus November and December of 2024, which increased trade receivables at June 30, 2025 when compared to December 31, 2024 by approximately $11,500 and

•
Higher exchange rates used to translate the trade receivables of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased trade receivables at June 30, 2025 when compared to December 31, 2024 by approximately $2,300.

Inventories at June 30, 2025 increased by approximately $6,900 when compared to inventories at December 31, 2024 primarily due to:

•
Higher in-process and finished goods inventories at June 30, 2025 versus December 31, 2024 of approximately $3,500 resulting from higher production in anticipation of planned summer shutdowns;
•
Higher exchange rates used to translate the inventories of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased inventories at June 30, 2025 when compared to December 31, 2024 by approximately $3,000; and
•
Timing of shipments and associated revenue recognition, particularly for air handling units which increased inventories at June 30, 2025 when compared to December 31, 2024 by approximately $1,600; offset by
•
Lower raw material inventories at June 30, 2025 when compared to December 31, 2024 of approximately $1,000 principally due to the timing of production.

Accounts payable at June 30, 2025 increased by approximately $9,000 when compared to accounts payable at December 31, 2024 primarily due to timing of payments and higher exchange rates used to translate the accounts payable of the Corporation’s foreign subsidiaries into the U.S. dollar which increased accounts payables at June 30, 2025 when compared to December 31, 2024 by approximately $2,000.

Accrued severance costs of $5,922 associated with the U.K. Exit Charge are expected to be paid within the next 12-18 months.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 16 to the condensed consolidated financial statements.

Net cash flows used in investing activities equaled $(3,014) and $(4,370) for the six months ended June 30, 2025 and 2024, respectively, a change of $1,356 which is primarily due to:

•
Lower capital spend of $1,488 by the FCEP segment primarily due to the completion of a significant capital equipment program during the second quarter of 2024; and
•
Lower capital spend of approximately $361 by the ALP segment. Certain of this capital spend may be able to be subsidized by various government incentives such as grants. For the six months ended June 30, 2025 and 2024, the Corporation received approximately $323 and $808 in government incentives. To date, no repayment obligations exist for any government incentive received.

At June 30, 2025, commitments for future capital expenditures approximated $8,400 which are expected to be spent over the next 12-18 months.

Net cash flows provided by financing activities equaled $4,374 and $5,922 for the six months ended June 30, 2025 and 2024, respectively, a change of $(1,548) which is primarily due to:

•
Proceeds of $13,500 from the new Equipment Term Notes resulting from amending the Corporation's revolving credit facility in June 2025; offset by
•
Higher net repayments on the Corporation’s revolving credit facility of $12,708 enabled primarily by the proceeds from the new Equipment Term Notes;
•
Higher repayment of debt principal of $473 in the current year, primarily on the equipment financing facility;
•
No proceeds from the equipment financing facility in the current year, due to the completion of a significant capital equipment program during the second quarter of 2024, whereas the prior year included proceeds from the equipment financing facility of $1,692; and
•
Payment of deferred financing fees of $840 in connection with amending the Corporation's revolving credit facility.

In addition, Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of Union Electric Steel Corporation, repaid $664 due to its minority shareholder during the six months ended June 30, 2024.

The current portion of debt increased approximately $6,531 as of June 30, 2025 from December 31, 2024 due to:

•
Outstanding swing loans as of June 30, 2025 of $4,687 whereas no swing loans were outstanding as of December 31, 2024. Swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility.
•
Principal payments due for the next 12 months related to the new Equipment Term Notes.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $5,482 during 2025 and ended the period at $9,945 in comparison to $15,427 at December 31, 2024. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to repay borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, including severance and other costs associated with the anticipated termination of operations at UES-UK, debt service costs and capital expenditures. As of June 30, 2025, remaining availability under the revolving credit facility approximated $34,190, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs. Similarly, decreases in the underlying benchmark rates will decrease the Corporation’s debt service costs.

The maturity date for the revolving credit facility is June 25, 2030 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. Additionally, while the Corporation anticipates it has sufficient liquidity to finance the Corporation’s operational requirements, debt service costs and capital expenditures, it may from time to time consider alternatives, potential transactions and other strategies in an attempt to enhance its liquidity, including assessing restructuring alternatives for UES-UK. Given such measures are forward-looking, the Corporation cannot ensure it will be successful in achieving such enhancements to improve its liquidity.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of June 30, 2025.

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

Item 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2024, except for the updated risk factors provided below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2024, in addition to the other information set forth in this report, including the updated risk factors below, could adversely affect the Corporation’s operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Corporation.

The imposition of tariffs by the United States has negatively affected, and could continue to negatively affect, our operations, financial performance and liquidity.

The United States currently imposes tariffs on primary steel imports and aluminum imports into the United States and has expanded tariffs to other imported products. Our geographic production footprint and our cost base is exposed to these tariffs and could be exposed to additional tariffs, higher tariffs or similar actions in the future, which exposes us to deferral of customer orders and pass-through risk to our customers. The tariffs have and could continue to depress overall market conditions as end-market demand in the United States may falter. Volatility in tariff actions has caused deferred demand as markets await more certainty in trade policy. This volatility has and may continue to negatively impact our order backlog. Depending on market demand and capacity utilization of competitors, our products could become less cost competitive over time, exposing us to potential loss of market share. Our financial condition, results of operations and liquidity may be affected by these tariffs, or similar actions. Moreover, these tariffs, or other changes in U.S. trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries which could adversely impact demand for our products, as well as impact our costs, customers, suppliers, and/or the U.S. economy or certain sectors thereof and, thus, may adversely impact our business, operations and financial performance.

We may from time to time undertake internal corporate reorganizations that may adversely impact our business and results of operations.

From time to time, we have undertaken, and may undertake again, internal corporate reorganizations in an effort to simplify our organizational structure, streamline our operations or to address other operational factors. Such internal reorganization involves and may involve, among other things, the combination or dissolution of certain of our existing subsidiaries, including legal insolvency proceedings, and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, and fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)		Amended and Restated By-Laws, effective June 4, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

(10.1)	+	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (as Amended and Restated), incorporated by reference to Quarterly Report on Form 10-Q file May 12, 2025.

(10.2)

Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated June 25, 2025, by and among Air & Liquid Systems Corporation, Union Electric Steel Corporation, Alloys Unlimited and Processing, LLC, Akers National Roll Company, Åkers Sweden AB, Åkers AB, Union Electric Steel UK Limited, the financial institutions which are or which become a party thereto, and PNC Bank, National Association, as agent for lenders, incorporated by reference to Current Report on Form 8-K filed on June 27, 2025.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 12, 2025	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 12, 2025	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer