Form 10-Q
period 2025-09-30
AMPCO PITTSBURGH CORP
filed 2025-11-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On November 7, 2025, 20,326,389 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,958	$15,427
Trade receivables, less allowance for credit losses of $522 as of September 30, 2025 and $906 as of December 31, 2024	80,983	70,611
Trade receivables from related parties	2,166	1,839
Inventories	119,165	116,761
Insurance receivable – asbestos	15,000	15,000
Contract assets	8,905	8,486
Other current assets	8,362	8,663
Total current assets	249,539	236,787
Property, plant and equipment, net	141,285	148,056
Operating lease right-of-use assets	4,648	4,592
Insurance receivable – asbestos, less allowance for credit losses of $656 as of September 30, 2025 and December 31, 2024	109,947	124,295
Deferred income tax assets	2,867	2,851
Intangible assets, net	4,609	4,255
Investments in joint ventures	2,175	2,175
Prepaid pensions	4,259	3,652
Other noncurrent assets	5,084	4,233
Total assets	$524,413	$530,896
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,447	$36,310
Accounts payable to related parties	502	411
Accrued payrolls and employee benefits	19,319	17,104
Debt – current portion	16,255	12,186
Operating lease liabilities – current portion	900	878
Asbestos liability – current portion	24,000	24,000
Customer-related liabilities	17,962	25,608
Other current liabilities	10,370	8,719
Total current liabilities	135,755	125,216
Employee benefit obligations	24,266	28,204
Asbestos liability	162,233	183,092
Long-term debt	118,959	116,394
Noncurrent operating lease liabilities	3,748	3,714
Deferred income tax liabilities	467	450
Other noncurrent liabilities	4,426	2,735
Total liabilities	449,854	459,805
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 20,228 shares as of September 30, 2025 and 19,980 shares as of December 31, 2024	20,228	19,980
Additional paid-in capital	178,877	178,298
Retained deficit	(80,963)	(72,559)
Accumulated other comprehensive loss	(58,044)	(66,836)
Total Ampco-Pittsburgh shareholders’ equity	60,098	58,883
Noncontrolling interest	14,461	12,208
Total shareholders’ equity	74,559	71,091
Total liabilities and shareholders’ equity	$524,413	$530,896

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
Net sales	$103,748	$92,072	$311,907	$305,102
Net sales to related parties	4,261	4,094	13,471	12,267
Total net sales	108,009	96,166	325,378	317,369
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	86,656	76,389	260,741	256,563
Selling and administrative	12,738	13,332	39,365	39,855
Depreciation and amortization	7,091	4,586	17,095	13,954
Severance charge (Note 2)	165	—	6,019	—
Loss (income) on disposal of assets	236	(11)	263	2
Total operating costs and expenses	106,886	94,296	323,483	310,374
Income from operations	1,123	1,870	1,895	6,995
Other expense – net:
Interest expense	(3,001)	(2,976)	(8,552)	(8,750)
Other income – net	748	288	1,349	2,600
Total other expense – net	(2,253)	(2,688)	(7,203)	(6,150)
(Loss) income before income taxes	(1,130)	(818)	(5,308)	845
Income tax provision	(525)	(636)	(1,176)	(1,953)
Net loss	(1,655)	(1,454)	(6,484)	(1,108)
Less: Net income attributable to noncontrolling interest	556	505	1,920	1,556
Net loss attributable to Ampco-Pittsburgh	$(2,211)	$(1,959)	$(8,404)	$(2,664)

Net loss per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$(0.11)	$(0.10)	$(0.42)	$(0.13)
Diluted	$(0.11)	$(0.10)	$(0.42)	$(0.13)

Weighted-average number of common shares outstanding:
Basic	20,227	19,980	20,106	19,857
Diluted	20,227	19,980	20,106	19,857

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,655)	$(1,454)	$(6,484)	$(1,108)
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(470)	5,852	10,232	3,130
Unrecognized employee benefit costs (including effects of foreign currency translation)	217	(537)	(863)	(468)
Fair value of cash flow hedges	22	174	820	384
Reclassification adjustments for items included in net loss:
Amortization of unrecognized employee benefit costs	(157)	(177)	(480)	(534)
Settlement of cash flow hedges	(244)	(13)	(584)	(280)
Other comprehensive (loss) income	(632)	5,299	9,125	2,232
Comprehensive (loss) income	(2,287)	3,845	2,641	1,124
Less: Comprehensive income attributable to noncontrolling interest	649	924	2,253	1,702
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(2,936)	$2,921	$388	$(578)

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2025	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2025	$20,225	$178,529	$(78,752)	$(57,319)	$13,812	$76,495
Stock-based compensation		334				334
Comprehensive income (loss):
Net (loss) income			(2,211)		556	(1,655)
Other comprehensive (loss) income				(725)	93	(632)
Comprehensive income (loss)					649	(2,287)
Shareholder exercise of warrants	3	14				17
Balance at September 30, 2025	$20,228	$178,877	$(80,963)	$(58,044)	$14,461	$74,559

Three Months Ended September 30, 2024
Balance at July 1, 2024	$19,980	$177,554	$(73,702)	$(65,783)	$11,410	$69,459
Stock-based compensation		372				372
Comprehensive income:
Net (loss) income			(1,959)		505	(1,454)
Other comprehensive income				4,880	419	5,299
Comprehensive income					924	3,845
Balance at September 30, 2024	$19,980	$177,926	$(75,661)	$(60,903)	$12,334	$73,676

Nine Months Ended September 30, 2025
Balance at January 1, 2025	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091
Stock-based compensation		972				972
Comprehensive income:
Net (loss) income			(8,404)		1,920	(6,484)
Other comprehensive income				8,792	333	9,125
Comprehensive income					2,253	2,641
Shareholder exercise of warrants	3	14				17
Issuance of common stock excluding excess tax benefits of $0	245	(407)				(162)
Balance at September 30, 2025	$20,228	$178,877	$(80,963)	$(58,044)	$14,461	$74,559

Nine Months Ended September 30, 2024
Balance at January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		1,106				1,106
Comprehensive income:
Net (loss) income			(2,664)		1,556	(1,108)
Other comprehensive income				2,086	146	2,232
Comprehensive income					1,702	1,124
Issuance of common stock excluding excess tax benefits of $0	251	(376)				(125)
Balance at September 30, 2024	$19,980	$177,926	$(75,661)	$(60,903)	$12,334	$73,676

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash flows (used in) provided by operating activities	$(1,363)	$10,576

Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,634)	(8,443)
Proceeds from government grants, used for purchase of equipment	1,343	1,293
Proceeds from sale of property, plant and equipment	297	10
Purchases of long-term marketable securities	(12)	(364)
Proceeds from sale of long-term marketable securities	499	847
Net cash flows used in investing activities	(4,507)	(6,657)

Cash flows provided by financing activities:
Proceeds from Equipment Term Notes	13,500	—
Proceeds from revolving credit facility	27,931	18,396
Payments on revolving credit facility	(33,401)	(17,172)
Repayment of debt principal	(2,556)	(1,695)
Proceeds from equipment financing facility	—	1,692
Repayment of related-party debt	—	(664)
Payment of debt issuance costs	(891)	—
Proceeds from shareholder exercise of warrants	17	—
Net cash flows provided by financing activities	4,600	557

Effect of exchange rate changes on cash and cash equivalents	801	82

Net (decrease) increase in cash and cash equivalents	(469)	4,558
Cash and cash equivalents at beginning of period	15,427	7,286
Cash and cash equivalents at end of period	$14,958	$11,844

Supplemental information:
Income tax payments (net of refunds)	$1,282	$2,181
Interest payments (net of amounts capitalized)	$7,304	$7,663

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$984	$516
Finance lease right-of-use assets exchanged for lease liabilities	$23	$146
Operating lease right-of-use assets exchanged for lease liabilities	$633	$550

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2025 and the unaudited condensed consolidated statements of operations, comprehensive (loss) income and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-6, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. The guidance modifies when an organization begins capitalizing internal use software costs. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2028, with early adoption permitted as of the beginning of an annual reporting period. ASU 2025-6 will not have an immediate effect on the Corporation's condensed consolidated financial statements but may impact its accounting for future internal-use software costs.

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

Note 2 - Exit Charges

In February 2025, Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability, which it completed during the second quarter of 2025. The U.K. operations have been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. In light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, UES-UK has decided to exit its operations. As of the September 30, 2025 balance sheet date, no decision had been made by the Directors of UES-UK as to the method to liquidate and dissolve its operations.

For the three and nine months ended September 30, 2025, the Corporation recognized charges approximating $3,069 and $9,819, respectively, primarily for employee-related costs payable to the employees of UES-UK under existing benefit plans; accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK; and similar closure costs approximating $800 for the non-core steel distribution facility located in Ohio held by Alloys Unlimited and Processing, LLC. (“AUP”), an indirect wholly owned subsidiary of the Corporation (collectively, the “Exit Charges”).

The Exit Charges included the following components for the three and nine months ended September 30, 2025:

Type of Cost	Location of Cost in Statement of Operations	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Employee-related costs	Severance charge	$165	$6,019
Accelerated depreciation	Depreciation and amortization	2,407	3,061
Loss on sale of assets	Loss (income) on disposal of assets	210	210
Professional fees	Selling and administrative	53	185
Other	Costs of products sold (excluding depreciation and amortization)	234	344
Total Exit Charges		$3,069	$9,819

The charge for employee-related costs primarily represents statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans. Accelerated depreciation is a non-cash charge and represents primarily higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK (Note 5) and AUP. Loss on sale of assets is a non-cash charge and represents the loss on the sale of the equipment of AUP during the third quarter of 2025.

Outstanding Exit Charges equaled $5,969 as of September 30, 2025, all of which related to outstanding severance charges, with $5,121 recorded as a current liability (accrued payrolls and employee benefits) and $848 recorded as a noncurrent liability (other noncurrent liabilities) on the condensed consolidated balance sheet as of September 30, 2025. Changes in accrued severance for the three and nine months ended September 30, 2025 consisted of the following:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Balance at beginning of the period	$5,922	$—
Provision, net	165	6,019
Paid	—	—
Other, primarily changes in foreign currency exchange rates	(118)	(50)
Balance at end of the period	$5,969	$5,969

On October 13, 2025, subsequent to the September 30, 2025 balance sheet date, the Directors of UES-UK voluntarily filed a Notice of Intention to appoint certain insolvency practitioners of FRP Advisory Trading Limited (“FRP”) as administrators of UES-UK (collectively, the “Administrators”) pursuant to the requirements of the Insolvency Act 1986 of England and Wales in the High Court of Justice, Business and Property Courts at Leeds (the “Insolvency Court”). On October 14, 2025, (the “Filing Date”), the Directors of UES-UK filed a Notice of Appointment with the Insolvency Court formally appointing the Administrators as administrators of UES-UK. This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries.

As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”). The Administrators will set out their proposals to UES-UK’s creditors, which will likely include an orderly wind-down of UES-UK’s financial affairs and sale of its assets. Any funds remaining after the costs and expenses associated with the Structured Insolvency will be distributed in the order of priority set forth in the Insolvency Act 1986.

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK were included in the consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. In addition, as of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established a receivable for the estimated amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), if any, after the costs and expenses of the Structured Insolvency.

As of September 30, 2025, (i) the Corporation's carrying value of its investment in UES-UK approximated $23,000 and, since the fair value of UES-UK’s liabilities exceeded the fair value of its assets, the estimated fair value of UES-UK approximated $0; (ii) the amount of other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss approximated $29,000; and (iii) the amount of funds expected to be returned to the lenders under the Credit Agreement approximated between $7,000 to $9,000. Accordingly, the Corporation expects to recognize a non-cash impairment charge in the fourth quarter of 2025, ranging between $43,000 and $45,000, based on estimates as of September 30, 2025. As of the Filing Date, the Corporation expected its future cash expenditures associated with the Structured Insolvency to be insignificant.

Note 3 – Inventories

At September 30, 2025 and December 31, 2024, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	September 30, 2025	December 31, 2024
Raw materials	$45,833	$46,395
Work-in-process	48,105	49,317
Finished goods	17,954	13,488
Supplies	7,273	7,561
Inventories	$119,165	$116,761

Note 4 – Contract Assets

Changes in contract assets were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$6,487	$9,228	$8,486	$4,452
Satisfaction of existing contracts	(12,565)	(14,764)	(46,359)	(36,169)
Additional revenue earned on new and existing contracts	15,148	12,372	46,602	38,604
Other, primarily changes in foreign currency exchange rates	(165)	28	176	(23)
Balance at end of the period	$8,905	$6,864	$8,905	$6,864

Note 5 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2025	December 31, 2024
Land and land improvements	$9,256	$8,788
Buildings and leasehold improvements	74,134	70,400
Machinery and equipment	386,610	377,938
Construction-in-progress	6,488	4,544
Other	6,491	6,337
	482,979	468,007
Accumulated depreciation and amortization	(341,694)	(319,951)
Property, plant and equipment, net	$141,285	$148,056

The decision to exit the operations of UES-UK in the second quarter of 2025 was deemed to be a triggering event under ASC 360, Property, Plant and Equipment, causing the Corporation to evaluate whether the property, plant and equipment of the corresponding asset group within the FCEP segment was impaired. Accordingly, in the second quarter of 2025, the Corporation completed a quantitative analysis of the long-lived assets for the cast roll asset group and determined the assets were not impaired.

The Corporation also evaluated the estimated remaining useful lives and expected residual values of its U.K. assets and determined the estimated remaining useful lives of these assets were less than one year. Accordingly, beginning June 1, 2025, the Corporation began accelerating depreciation for certain of these assets. As of September 30, 2025, the property, plant and equipment of UES-UK had a net book value of approximately $10,851 (£8,073).

Certain property, plant and equipment are held as collateral including:

•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at September 30, 2025, purchased with proceeds from the equipment finance facility (Note 8), are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,158 are included in the sale-leaseback financing transactions and Disbursement Agreement (Note 8). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheets.

•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility and Equipment Term Notes (Note 8).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,264 and $1,851, respectively, as of September 30, 2025 and $2,964 and $1,498, respectively, at December 31, 2024.

Depreciation expense approximated $7,021 and $4,497, including depreciation of assets under finance leases of approximately $81 and $80, for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense approximated $16,851 and $13,692, including depreciation of assets under finance leases of approximately $237 and $242, for the nine months ended September 30, 2025 and 2024, respectively.

Note 6 – Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2025	December 31, 2024
Customer relationships	$5,670	$5,158
Developed technology	4,083	3,699
Trade name	2,353	2,054
	12,106	10,911
Accumulated amortization	(7,497)	(6,656)
Intangible assets, net	$4,609	$4,255

Changes in intangible assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$4,654	$4,574	$4,255	$4,947
Amortization of intangible assets	(70)	(89)	(244)	(262)
Other, primarily impact from changes in foreign currency exchange rates	25	197	598	(3)
Balance at end of the period	$4,609	$4,682	$4,609	$4,682

Note 7 – Customer-Related Liabilities

Customer-related liabilities as of September 30, 2025 and December 31, 2024 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$5,579	$5,175	$5,423	$5,539
Satisfaction of warranty claims	(436)	(330)	(1,727)	(1,016)
Provision for warranty claims, net	20	440	948	884
Other, primarily impact from changes in foreign currency exchange rates	(35)	215	484	93
Balance at end of the period	$5,128	$5,500	$5,128	$5,500

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition when necessary to secure the right to a specific product. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. The majority of performance obligations related to customer deposits are expected to be satisfied in less than one year. Performance obligations related to customer deposits expected to be satisfied beyond one year are classified as a noncurrent liability on the condensed consolidated balance sheets.

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of the period	$17,177	$18,807	$21,503	$13,078
Satisfaction of performance obligations	(9,246)	(6,156)	(28,493)	(13,541)
Receipt of additional deposits	7,218	9,759	22,007	22,892
Other, primarily impact from changes in foreign currency exchange rates	(150)	89	(18)	70
Balance at end of the period	14,999	22,499	14,999	22,499
Deposits - Other noncurrent liabilities	(3,355)	(4,213)	(3,355)	(4,213)
Deposits - Other current liabilities	$11,644	$18,286	$11,644	$18,286

Note 8 – Debt

Borrowings were comprised of the following:

	September 30, 2025	December 31, 2024
Revolving credit facility	$50,530	$56,000
Sale-leaseback financing obligations	46,115	45,451
Equipment financing facility	15,187	16,782
Equipment Term Notes	13,179	—
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,012	1,156
Outstanding borrowings	135,214	128,580
Debt – current portion	(16,255)	(12,186)
Long-term debt	$118,959	$116,394

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”), swing loans under the revolving credit facility and, for 2025, principal payments due under the Equipment Term Notes during the next 12 months. Although the IRBs begin to become due in late 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. By definition, swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loan balance outstanding at September 30, 2025 was $2,030. No swing loans were outstanding as of December 31, 2024.

Revolving Credit Facility

On June 25, 2025, the Corporation entered into the Credit Agreement, amending its previous revolving credit and security agreement. The Credit Agreement provides for a $100,000 senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and $13,500 under the Equipment Term Notes (see below).

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

As of September 30, 2025, the Corporation had outstanding borrowings under the Revolving Credit Facility of $50,530. The average interest rate under the Revolving Credit Facility and the previous revolving credit and security agreement approximated 7.38% and 7.22% for the three and nine months ended September 30, 2025, respectively, and 8.26% and 8.24% for the three and nine months ended September 30, 2024, respectively. The Corporation also utilizes a portion of the Revolving Credit Facility for letters of credit

(Note 10). As of September 30, 2025, remaining availability under the Revolving Credit Facility approximated $28,189, net of standard availability reserves. Debt issuance costs of $891 were incurred in 2025 related to amending the Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Revolving Credit Facility are collateralized by a first priority perfected security interest in substantially all of the accounts receivable and inventories of the Corporation and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2025.

On October 10, 2025, in anticipation of the Structured Insolvency of UES-UK, the lenders under the Credit Agreement temporarily modified the definition of the “Trigger Period” under the Credit Agreement for the 45 consecutive day period beginning on the effective date of the Structured Insolvency. As modified, the Trigger Period will commence on any day in which the Undrawn Availability is less than the greater of 12.50% (previously 15%) of the Maximum Revolving Advance Amount or $12,500 (previously $15,000) and will terminate on any day in which the Undrawn Availability is more than the greater of 12.50% (previously 15%) of the Maximum Revolving Advance Amount or $12,500 (previously $15,000) for 30 consecutive days (collectively, the “Trigger Period Modification Consent”). Immediately upon expiration of the 45 consecutive day period, the definition of the Trigger Period will revert to the definition in effect immediately prior to the Trigger Period Modification Consent.

Sale-Leaseback Financing Obligations

In September 2018, Union Electric Steel Corporation (“UES”), an indirect wholly owned subsidiary of the Corporation, completed a sale-leaseback financing transaction with Store Capital Acquisitions, LLC (“STORE”) for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “UES Properties”).

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

At September 30, 2025, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,719, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will equal the Fair Market Rent, as defined in the Restated Lease. At October 1, 2025, the new Base Annual Rent is equal to $3,795, an increase of 2.04%.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of September 30, 2025.

The effective interest rate approximated 8.29% and 8.28% for the three and nine months ended September 30, 2025, respectively, and 8.25% and 8.24% for the three and nine months ended September 30, 2024, respectively.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES could borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of the Corporation’s FCEP locations. Each borrowing constitutes a secured loan transaction (each, a “Term Note”). Each Term Note has a term of 84 months. As of September 30, 2025, monthly payments of principal and interest approximated $293 and continue through mid-2031.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.66% for each of the three and nine months ended September 30, 2025 and 8.69% and 8.60% for the three and nine months ended September 30, 2024, respectively. Each Term Note is secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

Equipment Term Notes

Under the Credit Agreement, the Corporation may borrow up to $13,500 pursuant to senior secured term notes (the “Equipment Term Notes”). On June 25, 2025, the Corporation borrowed $13,500 with such proceeds used to paydown borrowings under the Revolving Credit Facility. The Equipment Term Notes are payable in equal monthly installments of principal of $161 commencing August 1, 2025, and continuing on the first day of each month through June 2030, followed by the sixtieth payment of all unpaid principal, accrued and unpaid interest and all unpaid fees, unless otherwise refinanced.

Borrowings under the Equipment Term Notes will bear interest at SOFR plus an applicable margin ranging between 3.00% and 3.50%. The effective interest rate approximated 7.94% for the three months ended September 30, 2025. The Equipment Term Notes are secured by certain equipment of the Corporation that secured the previous credit facility.

In October 2025, as a result of the Structured Insolvency of UES-UK and the sale of the AUP equipment and since the equipment of UES-UK and AUP were held as collateral for the Equipment Term Notes, approximately $2,798 of the Equipment Term Notes were repaid, an amount equal to the estimated collateral value of the UES-UK and AUP equipment.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing in 2027, interest at a floating rate which averaged 4.41% and 5.40% for the three months ended September 30, 2025 and 2024, respectively, and 4.42% and 5.40% for the nine months ended September 30, 2025 and 2024, respectively, and (ii) $2,075 tax-exempt IRB maturing in 2029, interest at a floating rate which averaged 2.82% and 3.62% for the three months ended September 30, 2025 and 2024, respectively, and 3.08% and 3.80% for the nine months ended September 30, 2025 and 2024, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 9 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Nine Months Ended September 30,
	2025	2024
U.S. defined benefit pension plans	$2,488	$4,641
U.S. nonqualified defined benefit pension plans (e.g. payments)	$574	$576
Foreign defined benefit pension plans	$323	$327
Other postretirement benefits (e.g., net payments)	$259	$273
U.K. defined contribution pension plan	$207	$200
U.S. defined contribution plan	$2,220	$2,457

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans (a)	2025	2024	2025	2024
Service cost	$5	$2	$14	$22
Interest cost	2,236	2,331	6,708	6,988
Expected return on plan assets	(2,818)	(3,443)	(8,458)	(10,245)
Amortization of prior service cost	—	—	—	1
Amortization of actuarial loss	44	45	131	136
Net benefit income	$(533)	$(1,065)	$(1,605)	$(3,098)

a) Includes the nonqualified defined benefit pension plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans	2025	2024	2025	2024
Service cost	$36	$63	$96	$102
Interest cost	484	467	1,425	1,375
Expected return on plan assets	(555)	(490)	(1,636)	(1,443)
Amortization of prior service credit	(74)	(72)	(218)	(213)
Amortization of actuarial loss	209	185	614	546
Net benefit expense	$100	$153	$281	$367

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2025	2024	2025	2024
Service cost	$34	$42	$103	$126
Interest cost	88	90	264	271
Amortization of prior service credit	(256)	(256)	(768)	(768)
Amortization of actuarial gain	(80)	(79)	(239)	(236)
Net benefit income	$(214)	$(203)	$(640)	$(607)

Note 10 – Commitments and Contingent Liabilities

As of September 30, 2025:

•
Outstanding standby and commercial letters of credit and bank guarantees equaled $15,580, of which more than half serves as collateral for the IRB debt,
•
Outstanding surety bonds approximated $3,604 (SEK 33,900), which guarantee certain pension commitments of certain of the Corporation’s foreign subsidiaries under a credit insurance arrangement, and
•
Outstanding Corporate guarantees approximated $1,701 (SEK 16,000), which guarantee certain obligations of one of the Corporation's foreign subsidiaries with its local banking partner.

At September 30, 2025, commitments for future capital expenditures approximated $8,600.

See Note 13 for derivative instruments, Note 16 for litigation and Note 17 for environmental matters.

Note 11 – Equity Rights Offering

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the condensed consolidated statements of shareholders’ equity. Outstanding Series A warrants equaling 10,935,755 expired August 1, 2025 and are no longer exercisable, in accordance with the warrant agreement. Each Series A warrant provided the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock. During 2025, 6,114 warrants were exercised, including 5,715 warrants exercised in the third quarter of 2025.

Note 12 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2025 and 2024 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2025	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)
Net change	10,232	(1,343)	236	9,125	333	8,792
Balance at September 30, 2025	$(17,459)	$(41,199)	$134	$(58,524)	$(480)	$(58,044)

Balance at January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	3,130	(1,002)	104	2,232	146	2,086
Balance at September 30, 2024	$(20,031)	$(41,492)	$290	$(61,233)	$(330)	$(60,903)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of unrecognized employee benefit costs:
Other loss – net	$(157)	$(177)	$(480)	$(534)
Income tax effect	—	—	—	—
Net of tax	$(157)	$(177)	$(480)	$(534)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(6)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(242)	(7)	(578)	(267)
Total before income tax	(248)	(13)	(598)	(287)
Income tax effect	4	—	14	7
Net of tax	$(244)	$(13)	$(584)	$(280)

The income tax effect associated with the various components of other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 is summarized below. Amounts in parentheses represent credits to net loss when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—	$—	$—
Fair value of cash flow hedges	$(3)	$(5)	$23	$(10)
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$—	$—	$—	$—
Settlement of cash flow hedges	$4	$—	$14	$7

Note 13 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March

2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain will be reclassified to earnings when the projected sales occur. For the nine months ended September 30, 2025, $495 of the termination gain has been released to earnings, with the balance expected to be released over the next five months. At September 30, 2025, approximately 75%, or $571, of anticipated aluminum purchases over the next six months are hedged. At September 30, 2024, approximately 43%, or $2,853, of anticipated copper purchases over the next nine months and 56%, or $615, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At September 30, 2025, the Corporation has purchase commitments covering approximately 26%, or $286, of anticipated natural gas usage through December 31, 2025 for one of its subsidiaries and approximately 31%, or $198, of anticipated electricity usage through December 31, 2025 for one of its subsidiaries. At September 30, 2024, the Corporation had purchase commitments covering approximately 3%, or $1,568, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 9%, or $945 of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $756 and $2,841 for the three and nine months ended September 30, 2025, respectively, and $674 and $2,507 for the three and nine months ended September 30, 2024, respectively.

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

Loss on foreign exchange transactions included in other income – net equaled $(57) and $(1,188) for the three and nine months ended September 30, 2025, respectively, and $(1,130) and $(1,320) for the three and nine months ended September 30, 2024, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2025 and 2024 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive (loss) income or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended September 30, 2025	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$40	$—	$6	$34
Futures contracts – copper and aluminum	316	22	238	100
	$356	$22	$244	$134
Three Months Ended September 30, 2024
Foreign currency purchase contracts	$67	$—	$6	$61
Futures contracts – copper and aluminum	62	174	7	229
	$129	$174	$13	$290
Nine Months Ended September 30, 2025
Foreign currency purchase contracts	$54	$—	$20	$34
Futures contracts – copper and aluminum	(156)	820	564	100
	$(102)	$820	$584	$134
Nine Months Ended September 30, 2024
Foreign currency purchase contracts	$81	$—	$20	$61
Futures contracts – copper and aluminum	105	384	260	229
	$186	$384	$280	$290

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended September 30,		Nine Months Ended September 30,
	of Operations		2025	2024	2025	2024
Foreign currency purchase contracts	Depreciation and amortization	$28	$6	$6	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$102	$242	$7	$578	$267

Note 14 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2025
Investments
Other noncurrent assets	$2,883	$—	$—	$2,883

As of December 31, 2024
Investments
Other noncurrent assets	$3,026	$—	$—	$3,026

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

Note 15 – Stock-Based Compensation

At September 30, 2025, the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended (the “Incentive Plan”), authorizes the issuance of up to 4,200,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, or short-term cash incentive awards. If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and nine months ended September 30, 2025, equaled $334 and $972, respectively, and for the three and nine months ended September 30, 2024, equaled $372 and $1,106, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for the Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2025 and 2024 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Nine Months Ended September 30,
	2025	2024
Total claims pending at the beginning of the period	6,363	6,310
New claims served	998	950
Claims dismissed	(1,189)	(517)
Claims settled	(489)	(419)
Total claims pending at the end of period (1)	5,683	6,324
Administrative closures (2)	(2,889)	(3,117)
Total active claims at the end of the period	2,794	3,207
Gross settlement and defense costs paid in period (in 000’s)	$20,859	$18,610
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$12.43	$19.88
(1)
Included as “total claims pending” are approximately 1,637 and 1,638 claims at September 30, 2025 and 2024, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
(2)
Administrative closures include (i) mesothelioma claims filed five or more years ago; (ii) non-mesothelioma claims filed six or more years ago; (iii) claims previously classified in various jurisdictions as “inactive;” and (iv) claims transferred to a state or federal judicial panel on multi-district litigation.
(3)
Claims resolved do not include claims administratively closed.

Asbestos Insurance

The Corporation and Air & Liquid are parties to a series of settlement agreements (“Settlement Agreements”) with insurance carriers that have coverage obligations for the Asbestos Liability (the “Settling Insurers”). During the second quarter of 2024, the Corporation and Air & Liquid entered into a settlement agreement with a previously unsettled insurance carrier resulting in reimbursement of prior years' costs of approximately $1,756. Under the Settlement Agreements, the Settling Insurers accept financial responsibility, subject to the terms and conditions of the respective agreements, including overall coverage limits, for pending and future claims for the Asbestos Liability. The Settlement Agreements encompass the majority of insurance policies that provide coverage for claims associated with the Asbestos Liability.

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

Asbestos Valuations

The Corporation, with the assistance of a nationally recognized expert in the valuation of asbestos liabilities, reviews the Asbestos Liability and the underlying assumptions on a regular basis to determine whether any adjustments to the Asbestos Liability or the underlying assumptions are necessary. When warranted, the Asbestos Liability is adjusted to consider current trends and new information that becomes available. In conjunction with the regular updates of the estimated Asbestos Liability, the Corporation also develops an estimate of defense costs expected to be incurred with settling the Asbestos Liability, probable insurance recoveries for the Asbestos Liability and defense costs.

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

The following table summarizes activity relating to the Asbestos Liability for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Asbestos liability, beginning of the year	$207,092	$238,679
Settlement and defense costs paid	(20,859)	(18,610)
Asbestos liability, end of the period	$186,233	$220,069

The following table summarizes activity relating to insurance recoveries for the nine months ended September 30, 2025 and 2024, including the $1,756 reimbursement in 2024 of prior years' costs.

	Nine Months Ended September 30,
	2025	2024
Insurance receivable – asbestos, beginning of the year	$139,295	$160,245
Settlement and defense costs paid by insurance carriers	(14,348)	(13,841)
Insurance receivable – asbestos, end of the period	$124,947	$146,404

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

Note 17 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at September 30, 2025 and December 31, 2024.

Note 18 – Related Parties

Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, periodically has loans outstanding with its minority shareholder. No borrowings were outstanding as of September 30, 2025 or 2024. Loan activity for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Balance at beginning of the period	$—	—	$665	4,713
Borrowings	—	—	—	—
Repayments	—	—	(664)	(4,713)
Foreign exchange	—	—	(1)	—
Balance at end of the period	$—	—	$—	—

Interest on borrowings accrues at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, ATR paid $2 (RMB 17) of interest. No interest was outstanding as of September 30, 2025 or December 31, 2024.

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Purchases from related parties	$2,657	19,066	$1,994	14,221
Sales to related parties	$4,261	30,491	$4,094	29,156

	Nine Months Ended September 30,
	2025	2025	2024	2024
	USD	RMB	USD	RMB
Purchases from related parties	$6,669	48,136	$5,132	36,809
Sales to related parties	$13,471	97,231	$12,267	87,980

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	September 30, 2025	December 31, 2024	December 31, 2024
	USD	RMB	USD	RMB
Accounts receivable from related parties	$2,166	15,424	$1,839	13,422
Accounts payable to related parties	$502	3,574	$411	3,001

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payments based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $31 (RMB 223) for each of the three months ended September 30, 2025 and 2024 and $94 (RMB 669) for each of the nine months ended September 30, 2025 and 2024, which is included in purchases from related parties.

Note 19 – Business Segments

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry and aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, and Slovenia and equity interests in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Net sales by product line for the three and nine months ended September 30, 2025 and 2024 are outlined below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$66,455	$63,833	$207,304	$209,876
FEP	5,012	3,370	14,359	10,229
Forged and Cast Engineered Products	71,467	67,203	221,663	220,105

Air and Liquid Processing
Air handling systems	11,169	8,853	35,679	35,406
Heat exchange coils	12,483	10,824	35,307	33,626
Centrifugal pumps	12,890	9,286	32,729	28,232
Air and Liquid Processing	36,542	28,963	103,715	97,264
Total Reportable Segments	$108,009	$96,166	$325,378	$317,369

The accounting policies for each segment are the same as those described in Item 8, Financial Statements and Supplementary Data, in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. The Corporation's Chief Executive Officer is the Corporation’s CODM.

The Corporation measures each segment’s profitability based on (loss) income from operations, which excludes interest expense, other income and expense items and Corporate costs. Along with other measures, the CODM uses segment (loss) income from operations when assessing segment performance and when making decisions to allocate financial resources between segments, primarily through periodic budgeting and segment performance reviews.

Summarized financial information for the Corporation’s reportable segments is shown in the following tables.

	Three Months Ended September 30,
	2025			2024
	FCEP (5)	ALP	Total	FCEP	ALP	Total
Net sales	$71,467	$36,542	$108,009	$67,203	$28,963	$96,166
Less:(1)
Cost of products sold (excluding depreciation and amortization)	58,295	28,361		53,902	22,487
Selling and administrative	6,365	3,737		6,516	3,096
Depreciation and amortization	6,807	284		4,340	246
Severance charge	165	—		—	—
Loss on disposal of assets	236	—		(11)	—
Segment (loss) income from operations	$(401)	$4,160	3,759	$2,456	$3,134	5,590
Reconciliation to loss before income taxes
Corporate costs (3)			(2,636)			(3,720)
Interest expense			(3,001)			(2,976)
Other income - net (4)			748			288
Loss before income taxes			$(1,130)			$(818)

	Nine Months Ended September 30,
	2025			2024
	FCEP (5)	ALP	Total	FCEP	ALP	Total
Net sales	$221,663	$103,715	$325,378	$220,105	$97,264	$317,369
Less:(1)
Cost of products sold (excluding depreciation and amortization)(2)	180,345	80,396		178,884	77,679
Selling and administrative	19,236	10,907		18,602	10,565
Depreciation and amortization	16,259	836		13,224	730
Severance charge	6,019	—		—	—
Loss on disposal of assets	263	—		2	—
Segment (loss) income from operations	$(459)	$11,576	11,117	$9,393	$8,290	17,683
Reconciliation to (loss) income before income taxes
Corporate costs (3)			(9,222)			(10,688)
Interest expense			(8,552)			(8,750)
Other income - net (4)			1,349			2,600
(Loss) income before income taxes			$(5,308)			$845

(1)
The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2)
Cost of products sold (excluding depreciation and amortization) for the nine months ended September 30, 2025 includes employee-retention credits, which are refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic received from the Internal Revenue Service (the “Employee-Retention Credits”) of $735 for the FCEP ($456) and ALP ($279) segments.
(3)
Corporate costs represent the operating expenses of the corporate office and other costs not allocated to the segments.
(4)
Other income - net includes net pension and other postretirement income, gains and losses on foreign exchange transactions, unrealized gains and losses on Rabbi trust investments, and investment income.
(5)
FCEP segment loss from operations for the three and nine months ended September 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $3,069 and $9,819, respectively, associated with exiting UES-UK and closing AUP.

	Capital Expenditures		Depreciation and Amortization Expense				Identifiable Assets(2)
	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
FCEP (1)	$4,492	$5,347	$6,807	$4,340	$16,259	$13,224	$297,501	$289,129
ALP	2,142	3,096	284	246	836	730	219,136	230,171
Corporate	—	—	—	—	—	—	7,776	11,596
Consolidated total	$6,634	$8,443	$7,091	$4,586	$17,095	$13,954	$524,413	$530,896

	Long-lived Assets(3)		Net Sales by Geographic Area(4)				(Loss) Income Before Income Taxes
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Areas:	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
United States (5)	$215,836	$235,785	$67,334	$59,556	$188,957	$202,236	$192	$837	$541	$(181)
Foreign (6)	56,171	55,473	40,675	36,610	136,421	115,133	(1,322)	(1,655)	(5,849)	1,026
Consolidated total	$272,007	$291,258	$108,009	$96,166	$325,378	$317,369	$(1,130)	$(818)	$(5,308)	$845
(1)
Depreciation and amortization expense for the three and nine months ended September 30, 2025 includes accelerated depreciation of $2,407 and $3,061, respectively, associated with exiting UES-UK and closing AUP.
(2)
Identifiable assets for the FCEP segment include investments in joint ventures of $2,175 at September 30, 2025 and December 31, 2024. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $124,947 and $139,295 at September 30, 2025 and December 31, 2024, respectively. Identifiable assets for Corporate represent cash and cash equivalents and other items not allocated to reportable segments.
(3)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the U.S. include noncurrent asbestos-related insurance receivables of $109,947 and $124,295 at September 30, 2025 and December 31, 2024, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(4)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of consolidated net sales for each of the periods. The majority of foreign net sales for each of the periods is attributable to the FCEP segment.
(5)
Loss before income taxes for the U.S. for the three and nine months ended September 30, 2025 includes severance, accelerated depreciation and other exit costs approximating $816 associated with closing AUP and for the nine months ended September 30, 2025 includes Employee-Retention Credits of $735.
(6)
Loss before income taxes for foreign for the three and nine months ended September 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $2,253 and $9,003, respectively, associated with exiting UES-UK.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, the global supply chain, the continued impact of tariffs, global trade conditions, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•
inability to maintain adequate liquidity to meet our operating cash flow requirements, repay maturing debt and meet other financial obligations as they become due;
•
economic downturns, cyclical demand for our products and insufficient demand for our products;
•
excess global capacity in the steel industry;
•
inability to successfully restructure our operations, exit our U.K. operations, and/or invest in operations that will yield long-term value to our shareholders;
•
changes in the global economic environment, inflation, the ongoing impact of tariffs, elevated interest rates, recessions or prolonged periods of slow economic growth, global instability, and actual and threatened geopolitical conflict;
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

Additionally, as it relates to the insolvency proceedings of Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, any forward-looking statements are subject to risks and uncertainties related to such proceedings, including but not limited to: the actions of the certain insolvency practitioners of FRP Advisory Trading Limited (“FRP”) as administrators of UES-UK (collectively, the “Administrators”) and the High Court of Justice, Business and Property Courts at Leeds (the “Insolvency Court”); the interpretation and application of U.K. insolvency law; potential claims by creditors or other stakeholders; the ability to recover assets; and the broader impact on the Corporation’s condensed consolidated financial condition, results of operations, and strategic plans.

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

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry and aluminum and plastic extrusion industries. The segment has operations in the United States, England, Sweden, and Slovenia, and an equity interest in three joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Exit Charges

In February 2025, UES-UK entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability, which it completed during the second quarter of 2025. The U.K. operations have been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. In light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, UES-UK has decided to exit its operations. As of the September 30, 2025 balance sheet date, no decision had been made by the Directors of UES-UK as to the method to liquidate and dissolve its operations.

For the three and nine months ended September 30, 2025, the Corporation recognized charges approximating $3,069 and $9,819, respectively, primarily for employee-related costs payable to the employees of UES-UK under existing benefit plans; accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK; and similar closure costs approximating $800 for the non-core steel distribution facility located in Ohio held by Alloys Unlimited and Processing, LLC (“AUP”), an indirect wholly owned subsidiary of the Corporation (collectively, the “Exit Charges”).

The Exit Charges included the following components:

Type of Cost	Location of Cost in Statement of Operations	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Employee-related costs	Severance charge	$165	$6,019
Accelerated depreciation	Depreciation and amortization	2,407	3,061
Loss on sale of assets	Loss (income) on disposal of assets	210	210
Professional fees	Selling and administrative	53	185
Other	Costs of products sold (excluding depreciation and amortization)	234	344
Total Exit Charges		$3,069	$9,819

The charge for employee-related costs primarily represents statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans. Accelerated depreciation is a non-cash charge and represents primarily higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK and AUP. Loss on sale of assets is a non-cash charge and represents the loss on the sale of the equipment of AUP during the third quarter of 2025.

On October 13, 2025, subsequent to the September 30, 2025 balance sheet date, the Directors of UES-UK voluntarily filed a Notice of Intention to appoint the Administrators pursuant to the requirements of the Insolvency Act 1986 of England and Wales in the Insolvency Court. On October 14, 2025, (the “Filing Date”), the Directors of UES-UK filed a Notice of Appointment with the Insolvency Court formally appointing the Administrators as administrators of UES-UK. This action was confined to UES-UK exclusively and does not affect the Corporation or any of its other subsidiaries.

As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”). The Administrators will set out their proposals to UES-UK’s creditors which will likely include an orderly wind-down of UES-UK’s financial affairs and sale of its assets. Any funds remaining after the costs and expenses associated with the Structured Insolvency will be distributed in the order of priority set forth in the Insolvency Act 1986.

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK were included in the consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation will no longer consolidate the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. In addition, as of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established a receivable for the estimated amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), if any, after the costs and expenses of the Structured Insolvency.

As of September 30, 2025, (i) the Corporation's carrying value of its investment in UES-UK approximated $23,000 and, since the fair value of UES-UK’s liabilities exceeded the fair value of its assets, the estimated fair value of UES-UK approximated $0; (ii) the amount of other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss approximated $29,000; and (iii) the amount of funds expected to be returned to the lenders under the Credit Agreement approximated $7,000 to $9,000. Accordingly, the Corporation would expect to recognize a non-cash impairment charge in the fourth quarter of 2025 ranging between $43,000 and $45,000, based on estimates as of September 30, 2025. As of the Filing Date, the Corporation expects its future cash expenditures associated with the Structured Insolvency to be insignificant.

Executive Overview

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel is soft but stable. Increased entry of low-priced products from other countries has negatively impacted local demand in the U.S. and Europe; however, recently, several of the segment’s largest customers have successfully engaged in trade cases to reduce the number of imports into the U.S. In addition, in the third quarter of 2025, the U.S. government announced new tariffs on coated steel into the U.S. Earlier in 2025, the U.S. government announced new tariffs on steel and aluminum imports to the U.S. and the removal of exceptions allowing certain countries to send un-tariffed products to the U.S. As a result, tariffs are now incurred on forged and cast rolls shipped from the segment's European facilities into the U.S. and on U.S. forged and cast rolls shipped into China. Since the cast roll market is currently underserved in the U.S., the Corporation believes the segment's remaining European cast operations are approximately on equal footing with its competition with respect to tariffs. Tariffs on steel product also have been a tailwind for the segment's FEP products resulting in increased order volumes.

Negotiations with customers have been successful, resulting in tariffs being passed on to the vast majority of them. In addition, with recently announced trade deals, tariff rates with many of the segment's largest trading partners have been finalized and orders previously deferred by customers have started to be released. Outcomes, however, are fluid and subject to change.

The primary focus for the FCEP segment is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability following the completion of a significant capital equipment program during the second quarter of the prior year.

For the ALP segment, businesses are benefiting from increased demand in power generation and U.S. military markets and have successfully increased market share but continue to face increasing production costs due to inflation. The segment has been implementing price increases for its products to help mitigate these inflationary effects. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities, and continue to improve its sales distribution network. Following previous U.S. government actions, tariffs are now incurred on certain of the segment's raw materials, primarily those that contain copper or copper alloys. Costs associated with these tariffs have been, and are expected to continue to be, passed on to customers. Tariff outcomes are fluid and subject to change; however, the U.S.'s onshoring of additional manufacturing capabilities would potentially increase demand for the segment's products.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net Sales:
FCEP	$71,467	$67,203	$4,264	$221,663	$220,105	$1,558
ALP	36,542	28,963	7,579	103,715	97,264	6,451
Consolidated	$108,009	$96,166	$11,843	$325,378	$317,369	$8,009

Income (Loss) from Operations:
FCEP	$(401)	$2,456	$(2,857)	$(459)	$9,393	$(9,852)
ALP	4,160	3,134	1,026	11,576	8,290	3,286
Corporate costs	(2,636)	(3,720)	1,084	(9,222)	(10,688)	1,466
Consolidated	$1,123	$1,870	$(747)	$1,895	$6,995	$(5,100)

				September 30, 2025	December 31, 2024	Change
Backlog:
FCEP				$205,845	$250,530	$(44,685)
ALP				138,795	128,354	10,441
Consolidated				$344,640	$378,884	$(34,244)

Net sales approximated $108,009 and $96,166 for the three months ended September 30, 2025 and 2024, respectively, an improvement of $11,843, and $325,378 and $317,369 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $8,009. A discussion of net sales for the Corporation’s two segments is included below.

Income (loss) from operations approximated $1,123 and $1,870 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $747, and $1,895 and $6,995 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $5,100. Income (loss) from operations for three and nine months ended September 30, 2025 includes the Exit Charges. In addition, income (loss) from operations for the nine months ended September 30, 2025 includes employee-retention credits, which were refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic, of $735 received from the Internal Revenue Service during the second quarter of 2025 (the “Employee-Retention Credits”) for the FCEP ($456) and ALP ($279) segments. A discussion of income (loss) from operations for the Corporation’s two segments is included below.

Backlog equaled $344,640 as of September 30, 2025 versus $378,884 as of December 31, 2024. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer and certain surcharges are not determinable until the order is complete and ready for shipment to the customer. Approximately 67% of the backlog is expected to be released after 2025. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended September 30, 2025 and 2024 approximated 80.2% and 79.4%, respectively, with the increase primarily being driven by the FCEP segment. Included in costs of products sold, excluding depreciation and amortization, for the three months ended September 30, 2025 is a portion of the Exit Charges. Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the nine months ended September 30, 2025 and 2024 approximated 80.1% and 80.8%, respectively, with both segments contributing to the decrease. Included in costs of products sold, excluding depreciation and amortization, for the nine months ended September 30, 2025 is a portion of the Exit Charges and the benefit from the Employee-Retention Credits. See further discussion in the below commentary for the Corporation’s two segments.

Selling and administrative expenses approximated $12,738 and $13,332 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $594 primarily due to lower employee-related costs offset by professional fees associated with efforts to exit the U.K. operations and higher commission costs for both the FCEP and ALP segments. Selling and administrative expenses approximated $39,365 and $39,855 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $490 primarily due to lower employee-related costs offset by higher professional fees associated with the efforts to exit the U.K. operations. Commission costs for the nine months ended September 30, 2025 and 2024 were relatively comparable with higher commission costs for the FCEP segment being offset by lower commissions for the ALP segment.

Depreciation and amortization approximated $7,091 and $4,586 for the three months ended September 30, 2025 and 2024, respectively, an increase of $2,505 principally attributable to $2,407 of accelerated depreciation recognized as part of the Exit Charges. Depreciation and amortization approximated $17,095 and $13,954 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $3,141 principally attributable to $3,061 of accelerated depreciation recognized as part of the Exit Charges. The accelerated depreciation results from depreciating the net book value of the assets of UES-UK and AUP over their shorter lives to their estimated residual values.

Severance charge for the three months ended September 30, 2025 represents primarily statutory severance and other benefits payable to the 15 employees of AUP under existing benefit plans. Severance charge for the nine months ended September 30, 2025 represents primarily statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans. Additional benefits may be earned by the employees as additional services are rendered which will be accrued as earned and could range between $200 - $300.

Loss (income) on disposal of assets for the three and nine months ended September 30, 2025 includes a portion of the Exit Charges and represents the loss sustained on the sale of the equipment of AUP.

Interest expense increased approximately $25 and decreased approximately $198 for the three and nine months ended September 30, 2025, respectively, when compared to the same periods of the prior year, primarily due to:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Effect of changes in average interest rates - primarily revolving credit facility	$43	$(479)
Effect of changes in average borrowings outstanding	(258)	(240)
Interest on Equipment Term Notes	270	289
Effect from capitalizing interest in the prior year	—	251
Other	(30)	(19)
	$25	$(198)

Other income – net is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Loss on foreign exchange transactions, net	$(57)	$(1,130)	$1,073	$(1,188)	$(1,320)	$132
Net pension and other postretirement income	722	1,222	(500)	2,177	3,588	(1,411)
Unrealized gains on Rabbi trust investments	73	85	(12)	117	191	(74)
Investment income	12	77	(65)	243	104	139
Other	(2)	34	(36)	—	37	(37)
	$748	$288	$460	$1,349	$2,600	$(1,251)

Other income – net fluctuated primarily due to:

•
Changes in foreign exchange gains and losses;
•
Lower net pension and other postretirement income primarily due to a lower expected long-term rate of return on the assets of U.S. defined benefit pension plan in 2025 versus 2024;

•
Changes in unrealized gains in the market value of the Rabbi trust investments corresponding to the volatility in the financial markets; and
•
Timing of the dividend from one of the Corporation's Chinese joint ventures which was received during the second quarter of 2025 versus third quarter of 2024. In addition, investment income for the nine months ended September 30, 2025 includes approximately $102 of interest associated with the Employee-Retention Credits.

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

The income tax provisions for 2025 benefited from a lower statutory income tax rate on the earnings of the Corporation's majority-owned Chinese joint venture as a result of the joint venture qualifying as a high-tech enterprise (“HTE”). As a HTE, the earnings of the Chinese joint venture through 2026 will be taxed at a rate of 15% (versus 25%). The effect on the income tax provisions was a benefit of $100 and $900 for the three and nine months ended September 30, 2025, respectively, when compared to the income tax provisions for the three and nine months ended September 30, 2024.

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

Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh equaled $(2,211), or $(0.11) per common share, and $(8,404), or $(0.42) per common share, for the three and nine months ended September 30, 2025, respectively, including the Exit Charges and Employee-Retention Credits. No income tax benefit was able to be recognized for the Exit Charges since the underlying operations remained in a three-year cumulative loss position as of September 30, 2025.

The Exit Charges increased net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $3,069, or $0.15 per common share, for the three months ended September 30, 2025. The Exit Charges and Employee-Retention Credits impacted net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $9,077, or $0.45 per common share, for the nine months ended September 30, 2025.

The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $100 for the three months ended September 30, 2025 did not have a significant impact on the net loss attributable to Ampco-Pittsburgh or the net loss per common share attributable to Ampco-Pittsburgh for the three months ended September 30, 2025. The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $900 for the nine months ended September 30, 2025 reduced the net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by approximately $539, or $0.03 per common share, for the nine months ended September 30, 2025.

Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh equaled $(1,959), or $(0.10) per common share, and $(2,664), or $(0.13) per common share, for the three and nine months ended September 30, 2024, respectively.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net Sales:
Forged and cast mill rolls	$66,455	$63,833	$2,622	$207,304	$209,876	$(2,572)
FEP	5,012	3,370	1,642	14,359	10,229	4,130
	$71,467	$67,203	$4,264	$221,663	$220,105	$1,558

(Loss) Income from Operations	$(401)	$2,456	$(2,857)	$(459)	$9,393	$(9,852)

				September 30, 2025	December 31, 2024	Change
Backlog				$205,845	$250,530	$(44,685)

The change in net sales for the three and nine months ended September 30, 2025, when compared to the same periods of the prior year, is primarily due to the following:

•
Improved pricing and higher variable-index surcharges passed through to customers as a result of fluctuations in the price of raw materials, energy and transportation costs, which increased net sales for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $8,500 and $9,800, respectively;
•
Higher volumes of FEP and changes in product mix, which increased net sales for the three and nine months ended September 30, 2025, when compared to the same periods of the 2024, by approximately $1,100 and $2,900, respectively; and
•
Changes in exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales for three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $1,400 and $2,500, respectively, offset by
•
Lower volumes of rolls (forged and cast), primarily due to comparably softer market conditions in the steel industry, and changes in product mix due, which reduced net sales for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $6,700 and $13,600, respectively.

The change in (loss) income from operations for the three and nine months ended September 30, 2025, when compared to the three and nine months ended September 30, 2024, is primarily due to:

•
Recognition of the Exit Charges, which reduced operating results for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $3,069 and $9,819, respectively;
•
Lower volume of roll shipments, offset by a higher volume of FEP shipments, which decreased operating results for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $2,400 and $5,300, respectively;
•
Unfavorable manufacturing absorption as a result of temporary plant shutdowns to align production with customer needs, which adversely impacted operating results for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $1,900 and $2,800, respectively; and
•
Changes in selling and administrative expenses, principally attributable to lower employee-related costs offset by higher professional fees associated with efforts to exit the U.K. operations and higher commissions, which increased operating results by approximately $300 for the three months ended September 30, 2025, when compared to the same period of 2024, but reduced operating results by approximately $500 for the nine months ended September 30, 2025, when compared to the same period of the prior year; offset by
•
Improved pricing and higher variable-index surcharges net of changes in manufacturing costs, which improved operating results for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $4,100 and $7,900, respectively;
•
Employee-Retention Credits received in the second quarter of 2025 of approximately $456, which improved operating results by the same amount for the nine months ended September 30, 2025, when compared to the same period of 2024; and
•
Changes in exchange rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar, which improved operating results for the three and nine months ended September 30, 2025, when compared to the same periods of 2024, by approximately $100 and $200, respectively.

Backlog decreased at September 30, 2025 from December 31, 2024 by $44,685 primarily due to:

•
Lower backlog for mill rolls of approximately $60,200 due to (i) lower orders for UES-UK resulting from the anticipated exit of UES-UK; (ii) lower demand in Europe as a result of mills operating at a reduced rate, and (iii) U.S. customers deferring orders due, in part, to the current geopolitical events with tariffs resulting in uncertainty as to the total cost of a roll order although, in the third quarter of 2025, customers have started to release some of these orders; offset by
•
Higher exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased backlog at September 30, 2025 when compared to backlog at December 31, 2024, by approximately $14,500; and
•
Improved demand for FEP, which increased backlog at September 30, 2025 when compared to backlog at December 31, 2024 by approximately $1,000.

At September 30, 2025, approximately 60% of backlog is expected to ship after 2025. At September 30, 2025, UES-UK backlog approximated $8,700. The Corporation has been working closely with its customers to help manage their cast roll supply needs. Accordingly, a portion of these orders will be transferred to other facilities within the segment for completion or will be completed by UES-UK post-administration.

Air and Liquid Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net Sales:
Air handling systems	$11,169	$8,853	$2,316	$35,679	$35,406	$273
Heat exchange coils	12,483	10,824	1,659	35,307	33,626	1,681
Centrifugal pumps	12,890	9,286	3,604	32,729	28,232	4,497
	$36,542	$28,963	$7,579	$103,715	$97,264	$6,451

Income from Operations	$4,160	$3,134	$1,026	$11,576	$8,290	$3,286

				September 30, 2025	December 31, 2024	Change
Backlog				$138,795	$128,354	$10,441

The increase in net sales for the three and nine months ended September 30, 2025, when compared to the same periods of the prior year, is primarily due to:

•
Higher net sales of air handling units principally due to the timing of shipments and associated revenue recognition for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024. Sales for the nine months ended September 30, 2025 and 2024 were comparable.
•
Higher net sales of heat exchange coils principally due to:
o
Higher volume of shipments to customers in the nuclear industry of approximately $3,100 and $6,100 for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024; offset by
o
Lower volume of shipments to original equipment manufacturers and fossil-utility customers of approximately $1,400 and $3,800 for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024; and
o
Lower volume of sales to customers in the commercial industry, primarily due to timing of when orders are needed by the customer, reduced net sales by approximately $600 for the nine months ended September 30, 2025, when compared to the same period of the prior year but did not significantly impact net sales for the three months ended September 30, 2025, when compared to the same period of the prior year.
•
Higher net sales of centrifugal pumps principally due to:
o
Higher volume of shipments of replacement pumps and parts of approximately $5,800 and $15,200 for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024; offset by
o
Lower volume of shipments of new pump sets of approximately $2,200 and $10,800 for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024.

The improvement in operating income for the three and nine months ended September 30, 2025, when compared to the same periods of the prior year, is principally due to:

•
Higher volume of net sales and changes in product mix, offset in part by higher manufacturing costs, which had a net benefit to operating income of approximately $1,700 and $3,500 for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024; and
•
Employee-Retention Credits of $279 for the nine months ended September 30, 2025; offset by
•
Higher selling and administrative costs of approximately $500 and $300 for the three and nine months ended September 30, 2025, respectively, when compared to the three and nine months ended September 30, 2024.

Backlog at September 30, 2025 improved when compared to backlog December 31, 2024 by approximately $10,441 with each of the product lines improving. In particular, backlog for:

•
Air handling units increased approximately $7,320 primarily due to strong order activity in the pharmaceutical market;
•
Heat exchange coils increased approximately $1,881 primarily due to record order intake in the nuclear market; and
•
Centrifugal pumps increased approximately $1,240 primarily due to strong order activity in the U.S. Navy market.

At September 30, 2025, approximately 76% of backlog is expected to ship after 2025.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations. Non-GAAP adjusted EBITDA is calculated as net loss excluding interest expense, other expense (income) - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income (loss) from operations is calculated as (loss) income from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the segment’s ongoing results of operations, or beyond its control. For the three and nine months ended September 30, 2025, the non-GAAP financial measures were adjusted to exclude the Exit Charges, with the accelerated depreciation component of the Exit Charges being included in depreciation and amortization. In addition, for the nine months ended September 30, 2025, the non-GAAP financial measures were adjusted to exclude the benefit resulting from the Employee-Retention Credits. These non-GAAP financial measures are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”).

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

The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of the items it excludes from adjusted EBITDA and adjusted income (loss) from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making. In particular, the Corporation believes the exclusion of the Exit Charges and the Employee-Retention Credits can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net loss, or non-GAAP adjusted income (loss) from operations, rather than (loss) income from operations, which are the nearest GAAP equivalents. Among other things, there can be no assurance that additional expenses similar to the Exit Charges or additional benefits similar to the Employee-Retention Credits will not occur in future periods.

No income tax benefit was able to be recognized for the Exit Charges since the underlying operations remained in a three-year cumulative loss position as of September 30, 2025. The tax expense associated with the Employee-Retention Credits was not significant.

The following is a reconciliation of net loss to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss (GAAP)	$(1,655)	$(1,454)	$(6,484)	$(1,108)
Add (deduct):
Interest expense	3,001	2,976	8,552	8,750
Other expense (income) – net	(748)	(288)	(1,349)	(2,600)
Income tax provision	525	636	1,176	1,953
Income from operations (GAAP)	1,123	1,870	1,895	6,995
Add (deduct):
Depreciation and amortization(1)	7,091	4,586	17,095	13,954
Severance and other exit costs	662	-	6,758	-
Employee-Retention Credits	-	-	(735)	-
Stock-based compensation	334	372	972	1,106
Adjusted EBITDA (Non-GAAP)	$9,210	$6,828	$25,985	$22,055

(1)
Depreciation and amortization for the three and nine months ended September 30, 2025 includes accelerated depreciation of $2,407 and $3,061, respectively.

The following is a reconciliation of (loss) income from operations to non-GAAP adjusted income (loss) from operations for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,
	2025				2024
	FCEP	ALP	Corporate (1)	Consolidated	FCEP	ALP	Corporate (1)	Consolidated
(Loss) income from operations (GAAP)	$(401)	$4,160	$(2,636)	$1,123	$2,456	$3,134	$(3,720)	$1,870
Add (deduct):
Depreciation and amortization(2)	6,807	284	-	7,091	4,340	246	-	4,586
Severance and other exit costs	662	-	-	662	-	-	-	-
Employee-Retention Credits	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	334	334	-	-	372	372
Income (loss) from operations, as adjusted (Non-GAAP)	$7,068	$4,444	$(2,302)	$9,210	$6,796	$3,380	$(3,348)	$6,828

	Nine Months Ended September 30,
	2025				2024
	FCEP	ALP	Corporate (1)	Consolidated	FCEP	ALP	Corporate (1)	Consolidated
(Loss) income from operations (GAAP)	$(459)	$11,576	$(9,222)	$1,895	$9,393	$8,290	$(10,688)	$6,995
Add (deduct):
Depreciation and amortization(2)	16,259	836	-	17,095	13,224	730	-	13,954
Severance and other exit costs	6,758	-	-	6,758	-	-	-	-
Employee-Retention Credits	(456)	(279)	-	(735)	-	-	-	-
Stock-based compensation	-	-	972	972	-	-	1,106	1,106
Income (loss) from operations, as adjusted (Non-GAAP)	$22,102	$12,133	$(8,250)	$25,985	$22,617	$9,020	$(9,582)	$22,055

(1)
Corporate represents the operating expenses of the corporate office and other costs not allocated to the segments.
(2)
Depreciation and amortization expense for the FCEP segment for the three and nine months ended September 30, 2025 includes accelerated depreciation of $2,407 and $3,061, respectively.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2025	2024	Change
Net cash flows (used in) provided by operating activities	$(1,363)	$10,576	$(11,939)
Net cash flows used in investing activities	(4,507)	(6,657)	2,150
Net cash flows provided by financing activities	4,600	557	4,043
Effect of exchange rate changes on cash and cash equivalents	801	82	719
Net (decrease) increase in cash and cash equivalents	(469)	4,558	(5,027)
Cash and cash equivalents at beginning of period	15,427	7,286	8,141
Cash and cash equivalents at end of period	$14,958	$11,844	$3,114

Net cash flows (used in) provided by operating activities equaled $(1,363) and $10,576 for the nine months ended September 30, 2025 and 2024, respectively, a change of $(11,939) primarily due to:

•
Lower customer-related liabilities, net of change in investment in contract assets, of approximately $14,000 for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024;
•
Higher net asbestos-related payments of $1,742 for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024, primarily due to the prior year including reimbursement from an asbestos-related insurance carrier of pre-2024 costs of approximately $1,756, which reduced net asbestos-related payment for the nine months ended September 30, 2024 by the same amount;
•
Higher investment in trade working capital of approximately $550; offset by
•
Lower contributions to the U.S. defined benefit pension plan of approximately $2,153 for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024;
•
Higher accrued payrolls and employee benefits of approximately $1,300 due to a combination of the outstanding severance charge as of September 30, 2025 offset by lower incentive-compensation for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024; and
•
Lower income tax payments, net for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024 of approximately $900.

Trade receivables at September 30, 2025 increased by approximately $10,400 when compared to trade receivables at December 31, 2024 primarily due to:

•
Higher sales in August and September of 2025 versus November and December of 2024, which increased trade receivables at September 30, 2025 when compared to December 31, 2024 by approximately $8,400 and
•
Higher exchange rates used to translate the trade receivables of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased trade receivables at September 30, 2025 when compared to December 31, 2024 by approximately $2,300.

Inventories at September 30, 2025 increased by approximately $2,400 when compared to inventories at December 31, 2024 primarily due to:

•
Higher exchange rates used to translate the inventories of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased inventories at September 30, 2025 when compared to December 31, 2024 by approximately $4,600; and
•
Timing of shipments and associated revenue recognition, particularly for air handling units, which increased inventories at September 30, 2025 when compared to December 31, 2024 by approximately $2,100; offset by
•
Lower in-process and finished goods inventories at September 30, 2025 versus December 31, 2024 of approximately $1,900; and
•
Lower raw material inventories at September 30, 2025 when compared to December 31, 2024 of approximately $2,400 principally due to the timing of production.

Accounts payable at September 30, 2025 increased by approximately $10,100 when compared to accounts payable at December 31, 2024 primarily due to:

•
Timing of payments and
•
Higher exchange rates used to translate the accounts payable of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased accounts payables at September 30, 2025 when compared to December 31, 2024 by approximately $2,000.

At September 30, 2025, accrued severance associated with the Exit Charges totaled $5,969. As of the Filing Date, UES-UK is in administration and its affairs are being managed by the Administrators; accordingly, a significant portion of severance costs associated with UES-UK will not be paid by the Corporation.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 16 to the condensed consolidated financial statements.

Net cash flows used in investing activities equaled $(4,507) and $(6,657) for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $2,150 which is primarily due to:

•
Lower capital spend of approximately $855 by the FCEP segment primarily due to the completion of a significant capital equipment program during the second quarter of 2024;
•
Lower capital spend of approximately $954 by the ALP segment;
•
Higher government incentives, such as grants, of approximately $50 received by a division of the ALP segment for specific capital purchases; and
•
Higher proceeds from the sale of property, plant and equipment of approximately $287, which is attributable primarily to the sale of AUP equipment during the third quarter of 2025.

For the nine months ended September 30, 2025 and 2024, a division of the ALP segment has received approximately $1,343 and $1,293 in government incentives. To date, no repayment obligations exist for any government incentive received.

At September 30, 2025, commitments for future capital expenditures approximated $8,600 which are expected to be spent over the next 12-18 months.

Net cash flows provided by financing activities equaled $4,600 and $557 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $4,043 which is primarily due to:

•
Proceeds of $13,500 from the new Equipment Term Notes resulting from amending the Corporation's revolving credit facility in June 2025; offset by
•
Higher net repayments on the Corporation’s revolving credit facility of $6,694;
•
Higher repayment of debt principal of $861 in the current year;
•
No proceeds from the equipment financing facility in the current year, due to the completion of a significant capital equipment program during the second quarter of 2024, whereas the prior year included proceeds from the equipment financing facility of $1,692; and
•
Debt issuance costs of $891 incurred in connection with amending the Corporation's revolving credit facility.

In addition, Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of Union Electric Steel Corporation, repaid $664 due to its minority shareholder during the nine months ended September 30, 2024.

The current portion of debt increased approximately $4,100 as of September 30, 2025 from December 31, 2024 due to:

•
Outstanding swing loans as of September 30, 2025 of $2,030 whereas no swing loans were outstanding as of December 31, 2024. Swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility.
•
Principal payments associated with the Equipment Term Notes which were entered into in June 2025.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $469 during 2025 and ended the period at $14,958 in comparison to $15,427 at December 31, 2024. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations, including $1,786 held by UES-UK. Domestic customer remittances are used to repay borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs and capital expenditures. As of the Filing Date, UES-UK is in administration and its affairs are being managed by the Administrators. Accordingly, a significant portion of the severance associated with the anticipated wind-down of UES-UK's financial affairs will not be paid by the Corporation. As of September 30, 2025, remaining availability under the revolving credit facility approximated $28,189, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs. Similarly, decreases in the underlying benchmark rates will decrease the Corporation’s debt service costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of September 30, 2025.

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

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1 Legal Proceedings

The information contained in Note 2 (Exit Charges) and Note 16 (Litigation) to the condensed consolidated financial statements is incorporated herein by reference.

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

The imposition of tariffs by the United States and other governments has negatively affected, and could continue to negatively affect, our operations, financial performance and liquidity.

The United States currently imposes tariffs on primary steel imports and aluminum imports into the United States and has expanded tariffs to other imported products. In addition, other governments, including the European Union, have announced tariffs on steel imports or may do so in the future. Our geographic production footprint and our cost base is exposed to these tariffs and could be exposed to additional tariffs, higher tariffs or similar actions in the future, which has exposed us, and may continue to expose us, to deferral of customer orders and pass-through risk to our customers. The tariffs have depressed, and could continue to depress, overall market conditions as end-market demand in the United States and elsewhere may falter. Volatility in tariff actions has caused deferred demand as markets await more certainty in trade policy. This volatility has impacted, and may continue to negatively impact, our order backlog. Depending on market demand and capacity utilization of competitors, our products could become less cost competitive over time, exposing us to potential loss of market share. Our financial condition, results of operations and liquidity may be affected by these tariffs, or similar actions. Moreover, these tariffs, or other changes in U.S. and foreign government trade policy, have resulted in, and may continue to trigger, retaliatory actions by affected countries, which could adversely impact demand for our products, as well as impact our costs, customers, suppliers, and/or the U.S. and global economy or certain sectors thereof and, thus, may adversely impact our business, operations and financial performance.

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

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2025, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

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

(10.1)

Trigger period modification consent to the Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated October 10, 2025, by and among Air & Liquid Systems Corporation, Union Electric Steel Corporation, Alloys Unlimited and Processing, LLC, Akers National Roll Company, Åkers Sweden AB, Åkers AB, Union Electric Steel UK Limited, the financial institutions which are or which become a party thereto, and PNC Bank, National Association, as agent for lenders, incorporated by reference to Current Report on Form 8-K filed on October 15, 2025.

(10.2)	+

Form of indemnification agreement entered into with certain officers of Ampco-Pittsburgh, UES and ALS on October 13, 2025, incorporated by reference to Current Report on Form 8-K filed on October 15, 2025.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 12, 2025	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 12, 2025	BY:	/s/ Michael G. McAuley
Michael G. McAuley
Senior Vice President, Chief Financial Officer and Treasurer