Form 10-K
period 2025-12-31
AMPCO PITTSBURGH CORP
filed 2026-03-16
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock of Ampco-Pittsburgh Corporation held by non-affiliates on June 30, 2025 (based upon the closing price of the Registrant’s Common Stock on the New York Stock Exchange on that date) was approximately $36 million.

As of March 11, 2026, 20,326,389 common shares were outstanding.

Documents Incorporated by Reference: Part III of this report incorporates by reference certain information from the Proxy Statement for the 2026 Annual Meeting of Shareholders.

i

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report on Form 10-K, as well as the consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, fluctuation of foreign currencies relative to the value of the U.S. dollar and the functional (local) currencies of our subsidiaries, the global supply chain, the continued impact of tariffs, global trade conditions, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

•
inability to maintain adequate liquidity to meet our operating cash flow requirements, debt service costs, net asbestos payments, and other financial obligations;
•
cyclical demand for our products, economic downturns and insufficient demand for our products;
•
excess global capacity in the steel industry;
•
inability to successfully restructure our operations, complete internal reorganizations, exit our U.K. operations in a timely and/or cost-efficient manner, scale our operations, and/or invest in operations that will yield the best long-term value to our shareholders;
•
inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures that may be necessary to support our growth strategy;
•
liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries;
•
limitations in availability of capital to fund our strategic plans or at acceptable rates;
•
fluctuations in the value of the U.S. dollar and the functional (local) currency of our subsidiaries relative to other currencies;
•
changes in the global economic environment, inflation, the ongoing impact of tariffs, elevated interest rates, recessions or prolonged periods of slow economic growth, global instability, consequences of pandemics, and actual and threatened geopolitical conflict;
•
increases in commodity prices or insufficient hedging against increases in commodity prices, reductions in electricity and natural gas supply, or shortages of key production materials for us or our customers;
•
inability to maintain compliance with the covenants, representations, or warranties of our various debt agreements;
•
inoperability of certain equipment on which we rely;
•
work stoppage or another industrial action on the part of any of our unions;
•
changes in the existing regulatory environment;
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

Additionally, as it relates to the insolvency proceedings of Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, any forward-looking statements are subject to risks and uncertainties related to such proceedings including, but not limited to: the actions of the certain insolvency practitioners of FRP Advisory Trading Limited as administrators of UES-UK and the High Court of Justice, Business and Property Courts at Leeds; the interpretation and application of U.K. insolvency law; potential claims by creditors or other stakeholders; the ability to recover assets; and the broader impact on the Corporation’s consolidated financial condition, results of operations, and strategic plans.

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

– PART I –

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Ampco-Pittsburgh Corporation (the “Corporation”) was incorporated in Pennsylvania in 1929. The Corporation, individually or together with its consolidated subsidiaries, is also referred to herein as the “Registrant.” The Corporation manufactures and sells highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments: the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

On October 14, 2025, (the “Filing Date”), the Directors of Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, filed a Notice of Appointment with the High Court of Justice, Business and Property Courts at Leeds (the “Insolvency Court”) formally appointing certain insolvency practitioners of FRP Advisory Trading Limited (“FRP”) as administrators of UES-UK (collectively, the “Administrators”). This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”). The Administrators have set out their proposals to UES-UK’s creditors, which include an orderly wind-down of UES-UK’s financial affairs and sale of its assets. In addition, during 2025, the Corporation closed its non-core steel distribution facility located in Ohio previously held by Alloys Unlimited and Processing, LLC (“AUP”). In December 2025, AUP was merged into Union Electric Steel Corporation, a direct wholly owned subsidiary of the Corporation. See Note 2, Exit and Deconsolidation Charges, to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for further information.

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel is soft but stable. In 2025, as a result of low-priced products from other countries entering the United States, tariffs, as outlined under Section 232 of the Trade Expansion Act of 1962, were increased for products with domestic melt and pour requirements imported into the United States. In addition, in the third quarter of 2025, the U.S. government announced new tariffs on coated steel imported into the United States. According to U.S. Census Bureau and U.S. Commerce Department data, imports for 2025 have decreased when compared to 2024 with import reductions accelerating as the year progressed. This should result in increased utilization of our customers' domestic facilities. Similarly, we believe modified tariff and quota systems have been strengthened in Canada and Mexico to support their steel industries, which also should result in better utilization for our customers located in these countries. The primary focus for the FCEP segment for 2026 is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability.

For the ALP segment, businesses are benefiting from increased demand in power generation and U.S. military markets and have successfully increased market share but continue to face increasing production costs due to inflation. The segment has been implementing price increases for its products to help mitigate these inflationary effects. The primary focus for the ALP segment for 2026 is to grow revenues, monitor and minimize inflationary and tariff effects, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities, and continue to improve its sales distribution network.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business, including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

NARRATIVE DESCRIPTION OF BUSINESS

Forged and Cast Engineered Products Segment

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry, and the aluminum and plastic extrusion industries. The segment has operations in the United States, Sweden, Slovenia, and an equity interest in two joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and operates several sales offices located throughout the world.

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

The segment’s two joint venture companies in China include:

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

Buffalo Air Handling Division of Air & Liquid Systems Corporation produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Its primary manufacturing facility is located in Amherst, Virginia and has a second assembly facility in Virginia.

Buffalo Pumps Division of Air & Liquid Systems Corporation manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. It is located in North Tonawanda, New York.

Products

In both segments, products are dependent on engineering, principally custom designed, and are sold to sophisticated commercial and industrial users located throughout the world. Products are delivered directly to the customer via third-party carriers or customer-arranged transportation. For the FCEP segment, one customer accounted for 10% of its net sales in 2025 and one customer accounted for 11% of its net sales in 2024. For the ALP segment, one customer accounted for 12% of its net sales in 2025 but no customers exceeded 10% of its net sales for 2024. While the Corporation believes is does not have a significant concentration of sales with any one customer consistently year-to-year, the loss of any of these more significant customers could have a material adverse effect on the respective segment. For additional information on the products produced and financial information about each segment, see Note 24, Business Segments, to the Consolidated Financial Statements.

Raw Materials

Raw materials used in both segments are generally available from many sources, and neither segment is dependent upon any single supplier for any raw material. Substantial volumes of raw materials used by each segment are subject to significant variations in price. The Corporation’s subsidiaries generally do not purchase or commit for the purchase of a major portion of raw materials significantly in advance of the time they require such materials but periodically make forward commitments for natural gas, electricity and certain commodities. See Note 16, Derivative Instruments, to the Consolidated Financial Statements.

Patents and Trademarks

While the Corporation and its subsidiaries hold certain patents, trademarks and licenses, in the opinion of the Corporation, they are not material to either segment.

Backlog

The backlog of orders at December 31, 2025 approximated $328.9 million compared to a backlog of $378.9 million at December 31, 2024. Backlog for the FCEP segment decreased by approximately $41.9 million due to lower order intake for forged and cast rolls offset by higher foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar and improved order intake for FEP. Backlog for the ALP segment decreased by approximately $8.0 million year over year primarily due to the U.S. Navy’s decision to terminate production of the Constellation Frigate program, which resulted in $7.1 million of orders being removed from backlog toward the latter part of 2025. Costs related to the terminated orders are expected to be paid by the U.S. Navy along with normal profit margins. Approximately 6% of the backlog is expected to be released after 2026.

Competition

The Corporation faces considerable competition from a large number of companies in both segments. The Corporation believes, however, its subsidiaries are significant participants in each of the niche markets they serve. Competition in both segments is based on quality, service, price, and delivery. Significant barriers to entry exist in both segments that make it challenging for new competitors to enter into the markets we serve.

Environmental Protection Compliance Costs

Expenditures for environmental control matters were not material to either segment in 2025 and are not expected to be material in 2026.

Employees and Human Capital Management

Employees

On December 31, 2025, the Corporation and its subsidiaries had 1,432 active employees worldwide (substantially all full-time), of which approximately 62% were employed in the United States. Approximately 24% of the Corporation’s employees are covered by collective bargaining agreements.

Oversight

The Compensation Committee of the Corporation's Board of Directors maintains oversight of the Corporation’s human capital management strategies it may deem important to the long-term sustainability of the Corporation.

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

Workforce Composition – The Corporation's objective is to build a connected and inclusive culture that aligns with its priorities and long-term objectives. The Corporation is committed to creating an environment that supports top talent and fosters diverse perspectives.

Turnover and Absenteeism – The Corporation tracks various metrics such as turnover and absenteeism. The Corporation's goal is to maintain a positive work environment that provides meaningful reward to minimize turnover and absenteeism.

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

EXECUTIVE OFFICERS

The name, age, position with the Corporation, and business experience for at least the past five years of the Executive Officers of the Corporation are summarized below. Officers serve at the discretion of the Corporation's Board of Directors (“Board of Directors”) and none of the listed individuals serve as a director of another public company.

J. Brett McBrayer (age 60). Mr. McBrayer has served as Chief Executive Officer of the Corporation since July 2018. In addition, Mr. McBrayer serves as a director of UES-UK which, effective as of the Filing Date, was in administration with its affairs, business and property being managed by the Administrators. He previously served as President and Chief Executive Officer at Airtex Products and ASC Industries, a global manufacturer and distributor of automotive after-market and original equipment manufacturer fuel and water pumps, from 2012 to 2017. Airtex Products and ASC Industries, together with its parent company, UCI International LLC, and affiliated companies, filed for bankruptcy protection in June 2016, and successfully emerged in December 2016. Mr. McBrayer also served as Vice President and General Manager of the Alcan Cable business at Rio Tinto Alcan, as Vice President and General Manager of the Specialty Metals Division at Precision Cast Parts Corporation, and held positions of various responsibility and leadership during his 20 years with Alcoa, Inc. Mr. McBrayer received a Bachelor of Science in Industrial Engineering from the University of Tennessee and a Master of Arts in Applied Behavioral Science from Bastyr University.

David G. Anderson (age 58). The Board of Directors appointed Mr. Anderson to the office of Vice President, Chief Financial Officer, Treasurer and Assistant Secretary effective January 1, 2026. Mr. Anderson has been employed by the Corporation since 2010 and has served as President of Air & Liquid Systems Corporation since January 2022. He previously served as Vice President of Finance for Union Electric Steel Corporation from October 2018 to December 2021, and as Vice President of Air & Liquid Systems Corporation from May 2016 to October 2018.

Samuel C. Lyon (age 57). Mr. Lyon has served as President of Union Electric Steel Corporation since February 2019. In addition, Mr. Lyon serves as a director of UES-UK which, effective as of the Filing Date, was in administration with its affairs, business and property being managed by the Administrators. He previously served as Vice President and Group President of Performance Engineered Products at Carpenter Technology Corporation, a developer, manufacturer and distributor of stainless steels and corrosion-resistant alloys from July 2017 to January 2019.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We need to maintain adequate liquidity to meet our operating cash flow requirements, debt service costs, net asbestos payments, and other financial obligations.

Our liquidity is a function of our cash on-hand, our ability to successfully generate cash flows from a combination of efficient operations and continuing operating improvements, availability from our revolving credit facility, access to capital markets, and funding from other third parties. We believe our liquidity (including operating and other cash flows that we expect to generate and advances under our revolving credit availability) should be sufficient to meet our operating cash flow requirements, debt service costs, net asbestos payments, and other financial obligations as they occur. Our ability to maintain sufficient liquidity going forward, in part, is subject to the general liquidity of, and ongoing changes in, the credit markets as well as general economic, financial, competitive, legislative, regulatory, and other market factors that are beyond our control. If we are not able to maintain adequate liquidity, we may not be able to meet our operating cash flow requirements, debt service costs, net asbestos payments, or other financial obligations.

Cyclical demand for products and economic downturns could reduce the demand for, and sales of, our products, which could adversely affect our margins and profitability.

A significant portion of the FCEP segment’s sales consists of mill rolls to customers in the global steel and aluminum industries that may be periodically impacted by economic or cyclical downturns and other disruptions. Such downturns and disruptions, the timing and length of which are difficult to predict, may cause demand for steel and aluminum to be lower than forecasted which may reduce the demand for, and sales of, our forged and cast rolls both in the United States and the rest of the world. Lower demand for rolls may also adversely impact profitability as other competing roll producers lower selling prices in the marketplace to fill their manufacturing capacity. Cancellation of orders or deferral of roll delivery may occur and produce an adverse impact on our financial results. In addition, sales of FEP, specifically open-die forged products for the oil and gas industry and steel distribution markets, are impacted by fluctuations in global energy demand, which also could adversely affect our margins and profitability.

Excess global capacity in the steel industry could lower prices for our products, which could adversely affect our sales, margins and profitability, as well as the collectability of our receivables and the salability of our in-process inventory.

The global steel manufacturing capacity continues to exceed global consumption of steel products. Such excess capacity often results in manufacturers in certain countries exporting steel at prices significantly below their home market prices (often due to local government assistance or subsidies). Increased entry of low-priced products from other countries has negatively impacted, and may continue to negatively impact, local demand in the United States and Europe. This could lead to global market destabilization and reduced sales and profitability for some of our customers which, in turn, could affect our sales and profit margins as well as the collectability of our receivables and the salability of our in-process inventory. Excess capacity in the global roll industry and cyclicality in end-market demand also pose risks of potential impairment of our long-lived assets, which could be material to our results of operations and the carrying value of our assets.

We may not realize the expected benefits from any restructuring or realignment initiatives or improvement efforts that we have taken or may take in the future.

We periodically evaluate our segments and continue to undertake restructuring and realignment initiatives to reduce our overall cost basis and improve efficiency by pursuing a variety of strategies including, without limitation, optimizing our operations in our physical footprint, disposing of certain assets, and pursuing opportunities that are accretive to our operating results. There can be no assurance we will fully realize the benefits of such efforts as anticipated, and we may incur additional and/or unexpected costs to realize them. These actions could yield other unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity, and unexpected employee attrition including the inability to attract or retain key personnel. If we fail to achieve the expected benefits of any restructuring or realignment initiatives and improvement efforts, or if other unforeseen events occur in conjunction with such efforts, our business, results of operations, financial condition and liquidity could be negatively impacted.

We may from time to time undertake internal corporate reorganizations that may adversely impact our business and results of operations.

From time to time, we have undertaken, and may undertake again, internal corporate reorganizations in an effort to simplify our organizational structure, streamline our operations or address other operational factors. Such internal reorganization involves and may involve, among other things, the combination or dissolution of certain of our existing subsidiaries, including legal insolvency proceedings, and the creation of new subsidiaries. These transactions could be disruptive to our business, result in significant expense, require regulatory approvals, or fail to result in the intended or expected benefits, any of which could adversely impact our business and results of operations.

We may not be able to scale our operational capacity in line with demand for our products.

Demand for our products, particularly in our ALP segment, may grow at a pace that exceeds our operational capacity, including our manufacturing capabilities. We may be required to expand our facilities, contract with third parties or acquire additional equipment to meet such growth, which we may not be able to do in a timely manner, if at all. If we are required to expand our facilities, contract with third parties or acquire additional equipment to meet growth in client demand, we may not have access to sufficient capital resources to expand in a timely manner, if at all. As a result, we may not be able to maximize sales growth and, therefore, could lose opportunities to produce additional revenue.

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

We are parties to a senior secured asset-based revolving credit facility with a consortium of banks. The revolving credit facility is collateralized by a first priority perfected security interest in substantially all of our assets. The revolving credit facility provides for borrowings not to exceed $100 million and otherwise restricts us from incurring additional indebtedness outside of the agreement, unless approved by the lenders party to the revolving credit facility. The revolving credit facility is subject to various affirmative and negative covenants and contains various sub-limits, including those based on the type of collateral and borrowings by geographic region. If the financial covenants become difficult to meet or if we need to increase our borrowings beyond the prescribed limits, our financial position, results of operations and liquidity may be materially adversely affected. Further, our access to public and private capital markets is limited based on our size, credit profile and not being a well-known seasoned issuer, which may result in limitations in availability of capital to fund our strategic plans. If we are unable to fund our strategic plans, whether through cash from operations, availability from our revolving credit facility or proceeds from the capital markets, we may have to forego opportunities that would otherwise be accretive to our operating results for potentially an extended period.

A reduction in the level of our export sales, changes in foreign currency exchange rates as well as other economic factors in foreign countries could have an adverse impact on our financial results.

Exports are a significant portion of our sales. Historically, changes in foreign exchange rates, particularly in respect of the U.S. dollar, British pound, Swedish krona, and euro, have impacted the export of our products and may do so again in the future. Sales for certain of our subsidiaries are negotiated in a currency other than the subsidiary's functional (local) currency. Changes in a foreign exchange rate from the time of an order to the time of shipment have impacted the value of our recorded sales and may do so again in the future, and we may not be able to effectively hedge against such fluctuations. Other factors that may adversely impact our export sales and our operating results include political and economic instability, export controls, changes in tax laws and tariffs, and new producers in overseas markets. A reduction in the level of our export sales and changes in foreign currency exchange rates may have an adverse impact on our financial results. In addition, changes in foreign currency exchange rates may provide foreign roll suppliers with advantages based on those lower foreign currency exchange rates and, therefore, permit them to compete in our home markets.

Fluctuation in the value of the U.S. dollar relative to other currencies could adversely affect our business, results of operations and financial condition.

Certain of our subsidiaries operate in foreign jurisdictions and, accordingly, earn revenues, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar. Since our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period and assets and liabilities into U.S. dollars at the exchange rate in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies, or any failure by the Corporation to effectively hedge against unfavorable fluctuations, will affect the translated value for revenue, expenses and balance sheet items denominated in foreign currencies and could materially affect our financial results expressed in U.S. dollars.

The imposition of tariffs by the United States and other governments has negatively affected, and could again negatively affect, our operations, financial performance and liquidity.

The United States currently imposes tariffs on primary steel, aluminum and coated steel imports into the United States, has expanded tariffs to other imported products, and has removed exceptions allowing certain countries to send un-tariffed products to the United States. Other governments, including the European Union, have announced tariffs on steel imports or may do so in the future. As a result, tariffs are now incurred on forged and cast rolls shipped from the FCEP segment's European facilities into the United States and on U.S. forged and cast rolls shipped into China.

For a period of time in 2025, while tariffs were being negotiated and mechanisms to calculate the tariffs were under consideration, customer orders in the United States, Europe and China were slowed as pricing could not be understood. While end-market demand in the United States started to improve and order intake began to stabilize in the second half of 2025, demand in Europe continued to falter. During 2025, tariffs on steel product have, but may not continue to be, a tailwind for the segment's FEP products resulting in increased order volumes.

Additional tariffs or changes in tariffs could result in a slowing of customer orders again. During 2025, we were able to pass on the incremental tariff expense to the vast majority of our customers, which we may or may not be able to do in the future. Similarly, additional tariffs, changes in tariffs, or other changes in U.S. and foreign government trade policy may trigger retaliatory actions by affected countries, which could adversely impact demand for our products, as well as impact our costs, customers, suppliers, and/or the U.S. and global economy or certain sectors thereof and, thus, may adversely impact our business, operations and financial performance. Our financial condition, results of operations and liquidity may be affected by these tariffs, or similar actions.

Increases in energy and commodity prices, reductions in electricity and natural gas supply, or shortages of key production materials could adversely impact our production, which could result in lower profitability or higher losses.

Our subsidiaries use certain commodities in the manufacture of their products. These include steel scrap, ferroalloys and energy. The FCEP segment has fixed pricing for a portion of its estimated electricity and natural gas usage. The ALP segment has fixed pricing for a portion of its estimated aluminum usage. However, any unexpected, sudden or prolonged increase in the price of these commodities may cause a reduction in our profit margins or result in losses where beneficial fixed-priced contracts do not exist for sufficient supply, unfavorable fixed-priced contracts cannot be modified, or increases cannot be obtained in our selling prices.

In addition, there could be a time lag between when we incur such price increases and when we are able to recover such increases in our selling prices. Global increases in transportation costs and more limited availability of freight carriers may impact timely delivery of supplies to our subsidiaries and product to our customers, and may negatively impact our sales, production and profitability. Changes in our credit profile could cause less favorable commercial terms for the procurement of materials required to manufacture our products, which also could have a negative impact on our financial position, results of operations and liquidity. There also may be curtailment in electricity or natural gas supply or availability of key production materials, which could adversely impact our production or result in lower profitability, higher losses or impairment of our long-lived assets. Shortage of key production materials, while driving up costs, may be of such severity as to disrupt our production, all of which may impact our sales and profitability. Geopolitical factors or wars could exacerbate the above risks.

We are a party to sale-leaseback financing transactions, which creates the risk of loss if we default. If we fail to comply with the covenants as required by our various debt agreements, including our revolving credit facility, it may adversely affect our liquidity, results of operations and financial condition.

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

The maturity date for the revolving credit facility is June 25, 2030 and, subject to other terms and conditions of the agreement, would become due on that date. Failure to comply with material provisions or covenants in this facility and our other debt agreements could have a material adverse effect on our liquidity, results of operations and financial condition. We may seek to renegotiate or replace a facility or may determine not to replace a facility at all and, instead, pursue other forms of liquidity. Any new credit agreement or other forms of liquidity may result in higher borrowing costs and contain non-investment grade covenants that are less favorable in comparison to our existing revolving credit and other debt facilities, if available at all.

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

A pandemic or geopolitical conflict may adversely affect our liquidity and our ability to access the capital markets. Additionally, government stimulus programs made available to us, our customers or our suppliers, if any, may prove to be insufficient or ineffective. Furthermore, in the event the impact from a pandemic or geopolitical conflict causes us to be unable to maintain a certain level of excess availability under our revolving credit facility, our availability of funds may become limited, or we may be required to renegotiate the facility on less favorable terms. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could materially adversely affect our financial condition, results of operations and liquidity.

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

We are subject to a wide variety of complex domestic and foreign laws, rules and regulations, including trade policies and tax regimes. We are affected by new laws and regulations and changes to existing laws and regulations, including interpretations by the courts and regulators, whether prompted by changes in government administrations or otherwise. These laws, regulations and policies, and changes thereto, may result in restrictions or limitations to our current operational practices and processes and our product offerings, which could negatively impact our current cost structure, revenue streams, future tax obligations, the value of our deferred income tax assets, cash flows, and overall financial position.

In addition, our tax filings are subject to audits by tax authorities in the various jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the taxing authorities or through the courts. Currently, we believe there are no outstanding assessments the resolution of which would result in a material adverse financial result. However, there can be no assurance that unasserted or potential future assessments would not have a material adverse effect on our financial condition, results of operations and liquidity.

Certain of ALP's customers are suppliers to the U.S. government. Changes in U.S. government priorities, or delays or reductions in U.S. government spending, could have a material adverse effect on our customers' business and, therefore, on our business.

The ALP segment includes Buffalo Pumps, which is a division of Air & Liquid. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. As such, Buffalo Pumps enters into contracts with customers who supply the U.S. government, particularly the U.S. Navy, from time to time. A reduction or change in spending by the U.S. Navy and/or in overall U.S. defense spending, on an absolute or inflation-adjusted basis, because of shifting priorities, budget compromises, or otherwise, could materially and adversely affect the results of our customers' operations and, in turn, our operations. Further, failure to fund a federal budget or the termination of significant programs or contracts with these customers of Buffalo Pumps by the U.S. government could adversely affect our customers' business and financial performance and, accordingly, affect our business and financial performance. In the event that appropriations are delayed or a government shutdown occurs, and continues for an extended period of time, we may be at risk of reduced orders, program cancellations, nonpayment or payment delays, and other disruptions. Changes in funding priorities also could reduce opportunities in existing and future programs and/or initiatives where we intend to compete and where we have made investments. Even when the U.S. government operates under a continuing resolution, new contract and program starts may be restricted and funding for our customers' existing contracts and, therefore, our existing contracts may be unavailable, reduced, or delayed. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition, and results of operations.

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

We periodically generate sales from individual customers approximating 10% of the net sales of the FCEP or ALP segments. The loss of, or significant reduction in, the orders of any such significant customer could have a material adverse effect on the segment's financial results.

For the year ended December 31, 2025, one customer accounted for approximately 10% of the net sales of the FCEP segment and one customer accounted for approximately 12% of the net sales of the ALP segment. For the year ended December 31, 2024, one customer accounted for approximately 11% of the net sales of the FCEP segment and no individual customer exceeded 10% of the net sales of the ALP segment. The loss of such customers, or a significant reduction in the orders of such customers, could have a material adverse effect on the segment.

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

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

We may not be able to satisfy the continued listing requirements of the New York Stock Exchange for our common stock.

Our common stock is currently listed on the New York Stock Exchange, which imposes objective and subjective requirements for continued listing. Continued listing criteria of the New York Stock Exchange include maintaining prescribed levels of financial condition, market capitalization and shareholders’ equity. Specifically, the New York Stock Exchange requires a company with common equity listed on its exchange to maintain average global market capitalization over a consecutive 30-day trading period of at least $50 million or maintain shareholders’ equity of at least $50 million and maintain a share price of at least $1.00. Our common stock’s average-global market capitalization over the 30-day trading period ended December 31, 2025 was $69.5 million, and our total Ampco-Pittsburgh shareholders’ equity was $32.6 million as of December 31, 2025.

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

Activist shareholders may, from time to time, attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed. While our Board of Directors and management team strive to maintain constructive, ongoing communications with all of our shareholders, including activist shareholders, and welcome their views and opinions with the goal of working together constructively to enhance value for all shareholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because: (i) responding to actions by activist shareholders can disrupt our operations, be costly and time-consuming and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition; (ii) perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, result in the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners; and (iii) these types of actions could cause significant fluctuations in our stock price due to factors not necessarily reflecting the underlying fundamentals and prospects of our business.

GENERAL RISK FACTORS

Changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, global instability, and actual and threatened geopolitical conflict could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the United States, Europe, and elsewhere, including adverse factors such as inflation, rising or sustained elevated interest rates, supply chain disruptions, and geopolitical conflicts significantly impact our business. Periods of economic downturn or continued uncertainty could result in us having difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition, and cash flows.

Our U.S. operations are subject to economic conditions, including credit and capital market conditions, inflation, prevailing interest rates, and political factors which, if changed, could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, increased or newly imposed tariffs in the markets in which we operate, increased regulation such as carbon emissions, limitations on trading including the export of energy and raw materials, trade remedies, and changes to tax laws and regulations resulting in increased income tax liability. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

We are subject to economic conditions and political factors associated with the European Union and neighboring countries, and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, regional conflict, civil unrest, increased regulation and quotas, tariffs, sanctions, and other market-distorting measures. Continued uncertainty and economic downturn in the European market have had a broad range of adverse impacts on global economic conditions, many of which have had, and are likely to continue to have, adverse impacts on our business and the business of our customers including increased raw material and energy costs, softer customer demand and lower steel prices, which has led, and may lead in the future, to the temporary idling of a portion of our customers’ raw steel capability until the demand environment improves. These uncertain conditions in the European market could lead to adverse effects on the valuation of our long-lived assets, which could negatively affect our results of operations through potential impairment charges.

Additionally, we are exposed to risks associated with the business success and creditworthiness of our suppliers and customers. If our customers or suppliers are negatively impacted by a slowdown in economic markets, we may face reductions, delays or cancellations of customer orders; delays or interruptions of the supply of raw materials; and increased risk of insolvency and other credit related issues of customers or suppliers, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling our orders on a timely or cost-effective basis, or at all. The occurrence of any of these events may adversely affect our business, results of operations, financial condition, and cash flows.

Potential attacks on information technology infrastructure and other cyber-based business disruptions could have a material adverse effect on our financial condition, results of operations and liquidity.

We depend on integrated IT systems to conduct our business. As a public, multi-national corporation, we are a target of phishing attacks on our email systems and other cyber-attacks, which may include computer denial-of-service attacks, computer viruses, ransomware and other malware, state-sponsored cyber-attacks, industrial espionage, insider threats, wire fraud, or other cyber incidents. IT systems failures, including risks associated with upgrading our systems or successfully integrating IT and other systems to common platforms, network disruptions and breaches of data security could disrupt our operations by impeding our processing of transactions, our ability to protect customer or company information and our financial reporting. Our computer systems, including our back-up systems, could be damaged or interrupted by power outages; computer and telecommunications failures; computer viruses; internal or external security breaches; events such as fires, earthquakes, floods, tornadoes, and hurricanes; and errors by our employees. Cyber-based risks are evolving and could include potential attacks to our IT infrastructure and to the IT infrastructure of third parties in attempts to gain unauthorized access to our confidential or other proprietary information or information relating to our employees, customers and other third parties, or to seek ransom. If a third party gains unauthorized access to our data, including any data regarding our employees, customers, or vendors, such security breach could expose us to risks, including loss of business, fines, and litigation. Although we have taken steps to address these concerns, there can be no assurance a system failure or data security breach will not have a material adverse effect on our financial condition, results of operations and liquidity.

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

Our By-laws provide that, unless we otherwise consent in writing, the state and federal courts sitting in the judicial district of the Commonwealth of Pennsylvania embracing the county in which our principal executive office is located will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed to us or our shareholders by any director, officer or other employee of ours, (c) any action asserting a claim against us or against any of our directors, officers or other employees arising pursuant to any provision of the Pennsylvania Business Corporation Law of 1988 or our Articles of Incorporation or By-laws, (d) any action seeking to interpret, apply, enforce, or determine the validity of our Articles of Incorporation or By-laws, or (e) any action asserting a claim against us or any director or officer or other employee of ours governed by the internal affairs doctrine (collectively, “Internal Governance Claims”). This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Securities Act of 1933, as amended (the “Securities Act”). However, the federal courts are the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, pursuant to our By-laws, and any complaint asserting a cause of action arising under the Exchange Act, pursuant to Section 27 of the Exchange Act. This exclusive forum provision may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors and officers. Alternatively, if a court outside of Pennsylvania with respect to Internal Governance Claims or any other state court with respect to a cause of action under the Securities Act were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

•
Developing and maintaining an Incident Response Plan (“IRP”), which provides specific directives in the event of a cyber-attack including identifying the attack, containing and eradicating the cyber-threat, avoiding and minimizing damages, reducing recovery time, and mitigating future cybersecurity risks;
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

The Corporation’s information security program is managed by its Data Protection Manager (“DPM”) and supported by its Information Technology Department (collectively, the “IT Team”). The DPM has extensive experience in cyber and global data protection initiatives with the Corporation and reports directly to the Corporation’s Chief Executive Officer. The IT Team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes.

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

Engage Third Parties

As part of the Corporation’s cybersecurity risk management process, the Corporation engages a range of third parties, including consultants, advisors and software providers, to assist with security assessments and operations, employee training and awareness, compliance, penetration testing, network and endpoint monitoring, threat intelligence, and the Corporation’s vulnerability management platform. These relationships enable the Corporation to access specialized knowledge and insights with respect to its cybersecurity strategies and processes. The Corporation's oversight of third-party service providers includes regular security reviews, and the IRP specifically includes protocols for responding to and mitigating risks arising from a breach at a third-party software or service provider.

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

The DPM reviews any material cybersecurity threats or incidents, as defined in the IRP, with the Audit Committee of the Board of Directors (the “Audit Committee”) when they occur and non-material threats or incidents on a regular basis. Materiality of a cybersecurity threat or incident gives consideration to the potential and actual impact of the cybersecurity threat or incident.

Board of Directors’ Oversight

The Audit Committee oversees and reviews the design and effectiveness of the Corporation’s cybersecurity program and its contingency plans and provides regular reports to the Board of Directors. The DPM provides periodic reports to the Audit Committee, the Corporation’s Chief Executive Officer, Chief Financial Officer, and other members of senior management at each of the Audit Committee meetings and in the event of a cyber incident deemed material. These reports include updates on the Corporation’s cyber risks and threats, the status of projects to strengthen its information security systems, assessments of the information security program, and the emerging threat landscape.

ITEM 2. PROPERTIES

The location and general character of the principal locations in each segment are included in the below summary. Domestic locations are leased and foreign locations are owned, unless otherwise noted. In addition, the Corporation has sales offices located in several foreign countries. See Note 5, Property, Plant and Equipment, and Note 10, Debt, to the Consolidated Financial Statements for disclosure of properties held as collateral.

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

* Facility is leased.

Most of the Corporation’s domestic real property locations are subject to sale-leaseback financing transactions with STORE, including its manufacturing facilities. See Note 10, Debt, to the Consolidated Financial Statements.

UES subleases office space to the Corporation. The Corporation further subleases a portion of its office space to Air & Liquid for use as its headquarters.

The Corporation believes all of the owned facilities are adequate and suitable for their respective purposes.

The forged roll facilities of the FCEP segment operated within approximately 80% to 85% of their normal capacity during 2025. Excluding the operations of UES-UK, the cast roll facilities of the FCEP segment operated within approximately 85% to 95% of normal operating capacity during 2025. The facilities of the ALP segment operated within approximately 70% to 80% of their normal capacity. Normal capacity is defined as capacity under approximately normal conditions with allowances made for unavoidable interruptions such as lost time for repairs, maintenance, breakdowns, set-up, failure, supply delays, labor shortages and absences, Sundays, holidays, vacation, and inventory taking. The number of work shifts is also taken into consideration.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

The Corporation and its subsidiaries may become involved in various claims and lawsuits incidental to their businesses. In addition, claims have been asserted alleging personal injury from exposure to asbestos-containing components historically used in some products manufactured by predecessors of Air & Liquid. Air & Liquid and, in some cases, the Corporation, are defendants (among a number of defendants, often in excess of 50) in cases filed in various state and federal courts. The Corporation believes appropriate reserves have been established. See Note 20, Litigation, to the Consolidated Financial Statements.

INSOLVENCY

As of the Filing Date (October 14, 2025), the Directors of UES-UK filed a Notice of Appointment with the Insolvency Court formally appointing FRP as administrators of UES-UK (the “Administrators”). This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators. The Administrators have set out their proposals to UES-UK’s creditors, which include an orderly wind-down of UES-UK’s financial affairs and sale of its assets. See Note 2, Exit and Deconsolidation Charges, to the Consolidated Financial Statements.

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

The number of registered shareholders at December 31, 2025 and 2024 equaled 317 and 345, respectively.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

THE BUSINESS

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments: the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business.

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, the oil and gas industry, and the aluminum and plastic extrusion industries. The segment has operations in the United States, Sweden, Slovenia, and an equity interest in two joint venture companies in China. Collectively, the segment primarily competes with European, Asian, and North and South American companies in both domestic and foreign markets and operates several sales offices located throughout the world.

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

EXIT AND DECONSOLIDATION CHARGES

In February 2025, Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability. The U.K. operations had been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. UES-UK completed its formal consultation process in the second quarter of 2025 and, in light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, decided to exit its operations.

The Corporation initially recognized charges approximating $10,790 primarily for employee-related costs payable to the employees of UES-UK under existing benefit plans and accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK. These charges include similar closure costs approximating $800 for the non-core steel distribution facility located in Ohio held by Alloys Unlimited and Processing, LLC (“AUP”) (collectively, the “Exit Charges”).

The Exit Charges included the following components:

Type of Cost	Location of Cost in Statement of Operations	For the Year Ended December 31, 2025
Employee-related costs	Severance charge	$6,266
Accelerated depreciation	Depreciation and amortization	3,327
Professional fees	Selling and administrative	611
Loss on sale of assets	Loss on disposal of assets	210
Other	Costs of products sold (excluding depreciation and amortization)	376
Total Exit Charges		$10,790

The charge for employee-related costs primarily represents statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans. Accelerated depreciation is a non-cash charge and represents primarily higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK and AUP. Professional fees represent direct costs incurred relating to the formal consultation process for and Structured Insolvency of UES-UK and closure of AUP. Loss on sale of assets is a non-cash charge and represents the loss on the sale of the equipment of AUP.

On October 13, 2025, the Directors of UES-UK voluntarily filed a Notice of Intention to appoint certain insolvency practitioners of FRP Advisory Trading Limited (“FRP”) as administrators of UES-UK (collectively, the “Administrators”) pursuant to the requirements of the Insolvency Act 1986 of England and Wales in the High Court of Justice, Business and Property Courts at Leeds (the “Insolvency Court”). On October 14, 2025, (the “Filing Date”), the Directors of UES-UK filed a Notice of Appointment with the Insolvency Court formally appointing the Administrators as administrators of UES-UK. This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries.

As of the Filing Date, through the date of this Annual Report on Form 10-K, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”). The Administrators have set out their proposals to UES-UK’s creditors which include an orderly wind-down of UES-UK’s financial affairs and sale of its assets. Any funds remaining after the costs and expenses associated with the Structured Insolvency will be distributed in the order of priority set forth in the Insolvency Act 1986.

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. In addition, as of the Filing Date, the Corporation recognized a non-cash charge of $41,424 to (i) write-down the carrying value of its investment in UES-UK to its estimated fair value; (ii) recognize the amount of other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss and (iii) establish an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), if any, after the costs and expenses of the Structured Insolvency (the “Deconsolidation Charge”). The majority of the severance charges included in the Exit Charges will no longer be required to be paid as a result of the Structured Insolvency. In addition, the Corporation expects its future cash expenditures associated with the Structured Insolvency to be insignificant. See Note 2, Exit and Deconsolidation Charges, to the Consolidated Financial Statements.

EXECUTIVE OVERVIEW

For the FCEP segment, global steel manufacturing capacity continues to exceed global consumption of steel products. Demand for steel is soft but stable. In 2025, as a result of low-priced products from other countries entering the United States, tariffs, as outlined under Section 232 of the Trade Expansion Act of 1962, were increased for products with domestic melt and pour requirements imported into the United States. In addition, in the third quarter of 2025, the U.S. government announced new tariffs on coated steel imported into the United States. According to U.S. Census Bureau and U.S. Commerce Department data, imports for 2025 have decreased when compared to 2024 with import reductions accelerating as the year progressed. This should result in increased utilization of our customers' domestic facilities. Similarly, we believe modified tariff and quota systems have been strengthened in Canada and Mexico to support their steel industries, which also should result in better utilization for our customers located in these countries.

Tariffs are also now incurred on forged and cast rolls shipped from the segment's European facilities into the United States and on U.S. forged and cast rolls shipped into China. Since the cast roll market is currently underserved in the United States, the Corporation believes the segment's remaining European cast operations are approximately on equal footing with its competition with respect to tariffs. Tariffs on steel product also have been a tailwind for the segment's FEP products resulting in increased order volumes. Negotiations with our customers have been successful, resulting in the vast majority of these costs being passed on to our customers.

The local currency of each of the subsidiaries of the FCEP segment is its functional (local) currency. Each of these subsidiaries may enter into contractual arrangements with customers or vendors which may be denominated in a currency other than its functional (local) currency. Currently, the Corporation does not hedge any of its foreign-denominates sales or purchases. Accordingly, changes in foreign currency exchange rates, between the date the underlying contract is executed and the date the revenue or costs are recognized and from year to year, will affect the value of reported sales and operating results. During the year, the FCEP segment was adversely affected by movement in the global foreign currency exchange market resulting in lower functional (local) currency sales and operating results when compared to the prior year, particularly for its operations in Sweden.

The primary focus for the FCEP segment for 2026 is to improve its profitability by maintaining a strong position in the roll market and continuing to improve operational efficiency and equipment reliability following the completion of a significant capital equipment program during the second quarter of 2024.

For the ALP segment, the businesses are benefiting from increased demand in the power generation and U.S. military markets and have successfully increased market share but continue to face increasing production costs due to inflation. The segment has been implementing price increases for its products to help mitigate these inflationary effects. Following previous U.S. government actions, tariffs are incurred on certain of the segment's raw materials, primarily those that contain copper or copper alloys. Costs associated with these tariffs have been, and are expected to continue to be, passed on to customers. Tariff outcomes are fluid and subject to change; however, the United States's onshoring of additional manufacturing capabilities would potentially increase demand for the segment's products. The primary focus for the ALP segment for 2026 is to grow revenues, monitor and minimize inflationary and tariff effects, strengthen engineering and manufacturing capabilities to keep pace with growth opportunities, and continue to improve its sales distribution network.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business, including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

CONSOLIDATED RESULTS OF OPERATIONS OVERVIEW

The Corporation

	2025		2024
Net Sales:
Forged and Cast Engineered Products	$292,608	67%	$286,565	69%
Air and Liquid Processing	141,558	33%	131,740	31%
Consolidated	$434,166	100%	$418,305	100%
(Loss) Income from Operations:
Forged and Cast Engineered Products(1)	$(44,679)		$10,494
Air and Liquid Processing (2)	2,145		15,858
Corporate costs	(11,945)		(14,183)
Consolidated	$(54,479)		$12,169
Backlog:
Forged and Cast Engineered Products	$208,604	63%	$250,530	66%
Air and Liquid Processing	120,333	37%	128,354	34%
Consolidated	$328,937	100%	$378,884	100%

(1)
(Loss) income from operations for the FCEP segment includes the Deconsolidation Charge of $41,424 and the Exit Charges of $10,790, as more fully explained in Note 2, Exit and Deconsolidation Charges, to the Consolidated Financial Statements.
(2)
(Loss) income from operations for the ALP segment includes a net charge (benefit) for asbestos-related items of $12,352 and $(4,184) in 2025 and 2024, respectively, as more fully explained in Note 20, Litigation, to the Consolidated Financial Statements.

Net sales equaled $434,166 and $418,305 for 2025 and 2024, respectively, an increase of $15,861. While net sales for both of the segments improved, the majority of the increase is attributable to the ALP segment. A discussion of sales by segment is included below.

(Loss) income from operations equaled $(54,479) and $12,169 for 2025 and 2024, respectively. Loss from operations for 2025 includes the Deconsolidation Charge of $41,424 to (i) write-down the Corporation investment in UES-UK to its estimated fair value; (ii) recognize the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) establish an estimated recovery for the amount of funds expected to be returned to the lenders under the Credit Agreement, if any, after the costs and expenses of the Structured Insolvency. The estimated recovery was based on the Corporation's assessment of the expected recovery from the Structured Insolvency proceedings including consideration of information provided by the Administrators. The Corporation has evaluated, and will continue to evaluate, the continued appropriateness of the estimated recovery. If it is determined the estimated recovery is lower than currently estimated, then a charge to net (loss) income would be recorded. Similarly, if it is determined the estimated recovery is higher than currently estimated, then a credit to net (loss) income would be recorded. Any recovery will be distributed in the order of priority set forth in the Insolvency Act 1986.

In addition, loss from operations for 2025 includes:

•
Charge of $12,352 associated with the increase in the estimated costs of pending and future asbestos claims net of additional insurance recoveries offset by a reduction in the estimated defense-to-indemnity cost ratio from 55% to 50% (the “Asbestos-Related Charge”);
•
The Exit Charges for severance and related costs associated with exiting the Corporation's U.K. and AUP operations of approximately $10,790; and
•
Employee-retention credits, which are refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic, of $735 received from the Internal Revenue Service during the second quarter of 2025 (the “Employee-Retention Credits”) for the FCEP ($456) and ALP ($279) segments.

By comparison, included in income from operations for 2024 is a:

•
Credit of $4,101 associated with the decrease in the estimated costs of pending and future asbestos claims net of additional insurance recoveries and a reduction in the estimated defense-to-indemnity cost ratio from 60% to 55% (the “Asbestos-Related Credit”) and
•
Credit of $83 for proceeds received from an insolvent asbestos-related insurance carrier (the “Asbestos-Related Proceeds”).

A discussion of (loss) income from operations for the Corporation’s two segments is included below. Corporate costs decreased in 2025, when compared to 2024, by $2,238, primarily due to lower employee incentive-related costs.

Backlog equaled $328,937 at December 31, 2025 versus $378,884 as of December 31, 2024. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have collectability that is reasonably assured, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer, certain surcharges are not determinable until the order is completed and ready for shipment to the customer, and certain orders are denominated in currency other than the functional (local) currency of the subsidiary and are not hedged. Approximately 6% of the backlog is expected to be released after 2026. A discussion of backlog by segment is included below.

Gross margin, excluding depreciation and amortization, as a percentage of net sales was 18.4% and 19.5% for 2025 and 2024, respectively. For the FCEP segment, gross margin, excluding depreciation and amortization, decreased when compared to the prior year, primarily as a result of lower absorption and changes in product mix. For the ALP segment, gross margin, excluding depreciation and amortization, improved when compared to the prior year, primarily as a result of higher production volumes and a favorable product mix.

Selling and administrative expenses approximated $52,125 (12.0% of net sales) and $54,878 (13.1% of net sales) for 2025 and 2024, respectively. The decrease of $2,753 is principally due to lower employee incentive-related costs offset by higher professional fees.

Depreciation and amortization expense equaled $21,785 and $18,611 for 2025 and 2024, respectively. The increase of $3,174 is primarily attributable to the $3,327 of accelerated depreciation resulting from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK and AUP.

Charge (credit) for asbestos-related costs equaled $12,352 and $(4,184) for 2025 and 2024, respectively.

The charge for 2025 represents:

•
An increase in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, of $14,525 primarily as a result of recent experience; offset by
•
A reduction in the estimated defense-to-indemnity cost ratio from 55% to 50%, based on ongoing experience and improvements in defense costs that are expected to continue, which reduced estimated costs by approximately $2,173.

The credit for 2024 represents the net of:

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
•
Asbestos-Related Proceeds of $83.

See Note 20, Litigation, to the Consolidated Financial Statements.

Deconsolidation Charge represents the non-cash charge to (i) write-down the carrying value of the Corporation's investment in UES-UK to its estimated fair value; (ii) recognize the amount of other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss and (iii) establish an estimated recovery for the amount of funds expected to be returned to the lenders under the Credit Agreement, if any, after the costs and expenses of the Structured Insolvency.

Severance charge represents primarily statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans.

Interest expense equaled $11,369 and $11,620 for 2025 and 2024, respectively. The net decrease of $251 is principally due to:

For the Year Ended December 31, 2025
Lower average interest rates - primarily revolving credit facility	$(614)
Lower average borrowings outstanding	(372)
Interest on Equipment Term Notes	490
Effect from capitalizing interest in the prior year	251
Other	(6)
$(251)

Other income – net for 2025 decreased when compared to 2024 principally due to the lower net pension and other postretirement income resulting from a lower expected return on plan assets in 2025 versus 2024.

	2025	2024	Change
Net pension and other postretirement income	$2,929	$4,798	$(1,869)
Losses on foreign exchange transactions	(851)	(483)	(368)
Investment and interest income	262	121	141
Unrealized gains on Rabbi trust investments	86	68	18
Other	-	(7)	7
	$2,426	$4,497	$(2,071)

Income tax provision equaled $120 and $2,695 for 2025 and 2024, respectively, and includes income taxes associated with the Corporation’s profitable operations. An income tax benefit is not able to be recognized on losses of certain of the Corporation’s entities since it is “more likely than not” the asset will not be realized. Accordingly, changes in the income tax provision for each period includes the effects of changes in the pre-tax income of the Corporation’s profitable operations in each jurisdiction and changes in expectations as to whether an income tax benefit will be able to be realized for the deferred income tax assets recognized.

The income tax provision for 2025 benefited from a lower statutory income tax rate on the earnings of the Corporation's majority-owned Chinese joint venture as a result of the joint venture qualifying as a high-tech enterprise (“HTE”). As an HTE, the earnings of the Chinese joint venture are taxed at a rate of 15% (versus 25%). The effect on the income tax provision was a benefit of $1,000 for the year ended December 31, 2025, when compared to the income tax provision for the year ended December 31, 2024.

The income tax provision for 2025 includes a state income tax benefit of approximately $494 associated with the Asbestos-Related Charge whereas the income tax provision for 2024 includes state income tax expense of approximately $153 associated with the Asbestos-Related Credit.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the valuation allowances. Given the Corporation’s anticipated future earnings from operations in Sweden, due in part to the movement of cast roll production from the U.K. to Sweden, and in the United States, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation’s consolidated balance sheet and a decrease to the Corporation’s income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA introduces multiple tax law and legislative changes, including modifications to income tax provisions such as business interest expense limitations, domestic research and development expenses and U.S. taxation of international earnings. It also reinstates 100% bonus depreciation for property acquired and placed into service on or after January 19, 2025. The Corporation has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable for the year ended December 31, 2025. Certain provisions of the OBBBA have effective dates after December 31, 2025. The Corporation will continue to evaluate the impact of these provisions on its future consolidated financial statements.

Net (loss) attributable to Ampco-Pittsburgh was approximately $(66,067) or $(3.28) per common share for 2025. Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh for 2025 include a net after-tax charge of $63,348 or $3.15 per common share associated with the Deconsolidation Charge, the Exit Charges, the Asbestos-Related Charge, and the Employee-Retention Credits. No income tax benefit was able to be recognized for the Deconsolidation Charge or the Exit Charges since the underlying operations remained in a three-year cumulative loss position as of December 31, 2025. The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $1,000 reduced the net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by approximately $598, or $0.03 per common share, for 2025.

Net income attributable to Ampco-Pittsburgh was approximately $438 or $0.02 per common share for 2024. Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for 2024 include a net after-tax credit of $4,031 or $0.20 per common share associated with the Asbestos-Related Credit and the Asbestos-Related Proceeds.

Forged and Cast Engineered Products

	2025	2024	Change
Net sales:
Forged and cast mill rolls	$274,257	$273,036	$1,221
FEP	18,351	13,529	4,822
	$292,608	$286,565	$6,043

Operating (loss) income	$(44,679)	$10,494	$(55,173)

Backlog:
Forged and cast mill rolls	$197,897	$248,437	$(50,540)
FEP	10,707	2,093	8,614
	$208,604	$250,530	$(41,926)

Net sales increased by $6,043 in 2025 from 2024 principally due to:

•
Improved pricing, including variable-index surcharges passed through to customers as a result of fluctuations in the price of raw material, energy and transportation cost, which increased net sales in 2025 when compared to 2024 by approximately $9,400;
•
Higher volume of FEP shipments, which increased net sales in 2025 when compared to 2024 by approximately $3,100; and
•
Changes in exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales in 2025 when compared to 2024 by approximately $4,400; offset by
•
Lower volume of roll shipments, which decreased net sales in 2025 when compared to 2024 by approximately $10,900.

The operating loss for 2025 includes the Deconsolidation Charge of $41,424 and the Exit Charges of $10,790. In addition, operating results for 2025 when compared to 2024 included:

•
Improved pricing, including variable-index surcharges, and fluctuations in manufacturing costs, which improved operating results by approximately $9,100; and

•
Lower selling and administrative expenses, principally due to lower employee-related costs, which improved operating results in 2025 when compared to 2024 by approximately $1,000; and
•
Employee-Retention Credits of $456 for 2025; offset by
•
Negative absorption and lower margin, which adversely impacted operating results in 2025 when compared to 2024 by approximately $7,400; and
•
Net lower volume of shipments, which decreased operating results in 2025 when compared to 2024 by approximately $5,800.

Backlog equaled $208,604 at December 31, 2025 and $250,530 at December 31, 2024, a decrease of $41,926 principally due to:

•
Lower backlog for rolls principally due to softer demand, which decreased backlog at December 31, 2025 when compared to backlog at December 31, 2024 by approximately $65,300; offset by
•
Higher foreign exchange rates used to translate the backlog of the Corporation’s foreign subsidies into the U.S. dollar, which increased backlog at December 31, 2025 when compared to backlog at December 31, 2024 by approximately $14,700; and
•
Higher backlog for FEP resulting primarily from market recovery, which increased backlog at December 31, 2025 when compared to backlog at December 31, 2024 by approximately $8,600.

At December 31, 2025, approximately 6% of the backlog is expected to ship after 2026.

Air and Liquid Processing

	2025	2024	Change
Net sales:
Air handling systems	$50,028	$46,439	$3,589
Heat exchange coils	48,451	45,237	3,214
Centrifugal pumps	43,079	40,064	3,015
	$141,558	$131,740	$9,818

Operating income(1)	$2,145	$15,858	$(13,713)

Backlog	$120,333	$128,354	$(8,021)
(1)
For 2025, includes a net charge of $12,352 for the Asbestos-Related Charge. For 2024, includes a net benefit of $(4,184) for the Asbestos-Related Credit and the Asbestos-Related Proceeds. See Note 20, Litigation, to the Consolidated Financial Statements for further information.

The increase in net sales for 2025, when compared to the prior year, is primarily due to:

•
Higher net sales of air handling systems primarily due to improved demand, resolution of prior year supply chain disruption, and additional capacity provided by a second assembly facility which became fully functional during 2024.
•
Higher net sales of heat exchange coils primarily due to:
o
Higher volume of shipments to customers in the nuclear industry of approximately $4,800; and
o
Higher volume of shipments to customers in the commercial industry of approximately $1,100; offset by
o
Lower volume of shipments to original equipment manufacturers and fossil-utility customers of approximately $2,700.
•
Higher net sales of centrifugal pumps primarily due to:
o
Higher volume of shipments of replacement pumps and parts of approximately $11,500 offset by
o
Lower volume of shipments of new pump sets of approximately $8,500.

Operating results decreased by $13,713 in 2025 when compared to 2024 primarily due to higher asbestos-related costs of $16,536. Operating results for 2025 include the Asbestos-Related Charge of $12,352 whereas operating results for 2024 include the Asbestos-Related Credit of $4,101 and the Asbestos-Related Proceeds of $83. See Note 20, Litigation, to the Consolidated Financial Statements for further discussion.

In addition, the change in operating results from the prior year includes:

•
Higher volume of sales and favorable changes in product mix, which improved operating results in 2025 when compared to 2024 by approximately $2,900; and

•
Employee-Retention Credits of $279 for 2025; offset by
•
Higher selling and administrative costs, including higher commissions associated with the increase in the volume of sales of air handling units, which reduced operating results in 2025 when compared to 2024 by approximately $300; and
•
Higher depreciation costs of approximately $100 associated with the capital investment at the second assembly facility.

Backlog at December 31, 2025 decreased $8,021 from December 31, 2024 primarily due to the U.S. Navy’s decision to terminate production of the Constellation Frigate program, which resulted in $7,100 of orders being removed from backlog toward the latter part of 2025. Costs related to the terminated orders are expected to be paid by the U.S. Navy along with normal profit margins. Backlog for air handlers and heat exchange coils decreased slightly at December 31, 2025 when compared to December 31, 2024. At December 31, 2025, approximately 6% of the backlog is expected to ship after 2026.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations. Non-GAAP adjusted EBITDA is calculated as net (loss) income excluding interest expense, other income - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income (loss) from operations is calculated as (loss) income from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to a segment’s or the Corporation's ongoing results of operations, or beyond its control. These non-GAAP financial measures were adjusted to exclude the Asbestos-Related Charge (Credit), the Asbestos-Related Proceeds, the Deconsolidation Charge, the Exit Charges, and the Employee-Retention Credits. This non-GAAP financial measure is not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

Beginning in 2025, the Corporation began presenting non-GAAP adjusted EBITDA along with non-GAAP adjusted income (loss) from operations. These measures are key measures used by the Corporation's management and Board of Directors to understand and evaluate the operating performance of the Corporation and its segments. While these non-GAAP measures may not be directly comparable to similarly titled measures presented by other companies, the Corporation's management and Board of Directors believe these non-GAAP measures enhance comparability to companies in its stated industry peer group. Additionally, a portion of the incentive and compensation arrangements for certain employees is based on the Corporation’s business performance. The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of these items it excludes from adjusted EBITDA and adjusted income (loss) from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making. In particular, the Corporation believes the exclusion of the Asbestos-Related Charge (Credit), the Asbestos-Related Proceeds, the Deconsolidation Charge, the Exit Charges, and the Employee-Retention Credits can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income (loss) from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net (loss) income, or non-GAAP adjusted income (loss) from operations, rather than (loss) income from operations, which are the nearest GAAP equivalents. Among other things, there can be no assurance that additional expenses similar to the Asbestos-Related Charge, the Deconsolidation Charge and the Exit Charges or additional benefits similar to the Asbestos-Related Credit, the Asbestos-Related Proceeds and the Employee-Retention Credits will not occur in future periods.

The adjustments reflected in non-GAAP adjusted income (loss) from operations are pre-tax. The net tax (benefit) expense associated with the adjustments is approximately $(483) for 2025 and $153 for 2024. No income tax benefit was able to be recognized for the Deconsolidation Charge or the Exit Charges since the underlying operations remained in a three-year cumulative loss position as of December 31, 2025.

The following is a reconciliation of net (loss) income to non-GAAP adjusted EBITDA for 2025 and 2024, respectively:

	2025	2024
Net (loss) income (GAAP)	$(63,542)	$2,351
Add (deduct):
Interest expense	11,369	11,620
Other income - net	(2,426)	(4,497)
Income tax provision	120	2,695
(Loss) income from operations (GAAP)	(54,479)	12,169
Add (deduct):
Depreciation and amortization(1)	21,785	18,611
Stock-based compensation	1,351	1,478
Asbestos-Related Charge (Credit)	12,352	(4,101)
Asbestos-Related Proceeds	—	(83)
Deconsolidation Charge	41,424	—
Exit Charges, excluding accelerated depreciation(2)	7,463	—
Employee-Retention Credits	(735)	—
Adjusted EBITDA (Non-GAAP)	$29,161	$28,074

(1)
Depreciation and amortization for 2025 includes accelerated depreciation of $3,327.
(2)
The accelerated depreciation portion of the Exit Charges of $3,327 is included in depreciation and amortization.

The following is a reconciliation of (loss) income from operations to non-GAAP adjusted income (loss) from operations for 2025 and 2024, respectively:

	2025				2024
	FCEP	ALP	Corp(3)	Consolidated	FCEP	ALP	Corp(3)	Consolidated
(Loss) income from operations (GAAP)	$(44,679)	$2,145	$(11,945)	$(54,479)	$10,494	$15,858	$(14,183)	$12,169
Add (deduct):
Depreciation and amortization(1)	20,600	1,185	—	21,785	17,602	1,009	—	18,611
Stock-based compensation	—	—	1,351	1,351	—	—	1,478	1,478
Asbestos-Related Charge (Credit)	—	12,352	—	12,352	—	(4,101)	—	(4,101)
Asbestos-Related Proceeds	—	—	—	—	—	(83)	—	(83)
Deconsolidation Charge	41,424	—	—	41,424	—	—	—	—
Exit Charges, excluding accelerated depreciation(2)	7,463	—	—	7,463	—	—	—	—
Employee-Retention Credits	(456)	(279)	—	(735)	—	—	—	—
Income (loss) from operations, as adjusted (Non-GAAP)	$24,352	$15,403	$(10,594)	$29,161	$28,096	$12,683	$(12,705)	$28,074
(1)
Depreciation and amortization for 2025 includes accelerated depreciation of $3,327.
(2)
The accelerated depreciation portion of the Exit Charges of $3,327 is included in depreciation and amortization.
(3)
Corporate represents the operating expense of the corporate office and other costs not allocated to the various segments.

LIQUIDITY AND CAPITAL RESOURCES

	2025	2024	Change
Net cash flows provided by operating activities	$1,344	$18,028	$(16,684)
Net cash flows used in investing activities	(9,224)	(8,245)	(979)
Net cash flows provided by (used in) financing activities	2,213	(1,353)	3,566
Effect of exchange rate changes on cash and cash equivalents	943	(289)	1,232
Net (decrease) increase in cash and cash equivalents	(4,724)	8,141	(12,865)
Cash and cash equivalents at beginning of period	15,427	7,286	8,141
Cash and cash equivalents at end of period	$10,703	$15,427	$(4,724)

Net cash flows provided by operating activities equaled $1,344 and $18,028 for 2025 and 2024, respectively, with the decrease primarily due to a change in customer-related liabilities (principally customer deposits) of approximately $14,160. In addition, net cash flows provided by operating activities for the prior year benefited from the reimbursement of asbestos-related costs of approximately $1,756 from a previously unsettled insurance carrier. See Note 20, Litigation, to the Consolidated Financial Statements.

Trade receivables at December 31, 2025 increased by approximately $8,900 when compared to trade receivables at December 31, 2024 primarily due to:

•
Higher sales in November and December of 2025 versus November and December of 2024, which increased trade receivables at December 31, 2025 when compared to December 31, 2024 by approximately $10,800;
•
Higher exchange rates used to translate the trade receivables of the Corporation's foreign subsidiaries into the U.S. dollar, which increased trade receivables at December 31, 2025 when compared to December 31, 2024 by approximately $2,500; and
•
Deconsolidation of UES-UK, which reduced accounts receivable at December 31, 2025 by approximately $4,200 when compared to December 31, 2024.

Inventories at December 31, 2025 decreased by approximately $(12,300) when compared to inventories at December 31, 2024 primarily due to:

•
Deconsolidation of UES-UK, which reduced inventories at December 31, 2025 by approximately $10,300 when compared to December 31, 2024; and
•
Lower levels of raw materials and in-process inventory, particularly for the ALP segment, which reduced inventories at December 31, 2025 when compared to December 31, 2024 by approximately $6,400; offset by
•
Higher exchange rates used to translate the inventories of the Corporation's foreign subsidiaries into the U.S. dollar, which increased inventories at December 31, 2025 when compared to December 31, 2024 by approximately $4,300.

Accounts payable at December 31, 2025 increased by approximately $11,400 when compared to accounts payable at December 31, 2024 primarily due to:

•
Timing of payments;
•
Higher exchange rates used to translate the accounts payable of the Corporation’s foreign subsidiaries into the U.S. dollar, which increased accounts payables at December 31, 2025 when compared to December 31, 2024 by approximately $2,000; and
•
Higher payables for property, plant and equipment of approximately $1,186 at December 31, 2025 versus December 31, 2024; offset by
•
Deconsolidation of UES-UK, which reduced accounts payable at December 31, 2025 by approximately $3,100 when compared to December 31, 2024.

Although the Corporation recorded the Asbestos-Related Charge (Credit) in 2025 and 2024, these were non-cash charges (credits) and, accordingly, did not impact net cash flows provided by operating activities. Instead, net asbestos-related payments equaled $8,654 in 2025 and, prior to reimbursement of asbestos-related costs from a previously unsettled insurance carrier, equaled $8,292 in 2024. Net asbestos-related payments are expected to approximate $9,000 in 2026 and are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 20, Litigation, to the Consolidated Financial Statements.

Contributions to the defined benefit pension and other postretirement benefit plans equaled $4,595 and $6,978 in 2025 and 2024, respectively. Contributions to the defined benefit pension and other postretirement benefit plans are expected to approximate $3,800 in 2026, $2,700 in 2027, $2,700 in 2028, $2,000 in 2029, and $1,700 in 2030.

Net cash flows used in investing activities equaled $(9,224) and $(8,245) for 2025 and 2024, respectively, an increase of $979 which is primarily due to:

•
Deconsolidation of UES-UK cash on hand at the time of its Structured Insolvency of $3,189; and
•
Lower government incentives, such as grants, of approximately $750 received by a division of the ALP segment for specific capital purchases; offset by
•
Lower capital expenditures for the FCEP segment of approximately $1,100;
•
Lower capital expenditures for the ALP segment of approximately $1,700; and
•
Higher proceeds from the sale of property, plant and equipment of approximately $200, which is attributable primarily to the sale of AUP equipment.

To date, no repayment obligations exist for any government incentives received. At December 31, 2025, commitments for future capital expenditures approximated $7,500, which is expected to be spent over the next 12-24 months.

Net cash flows provided by (used in) financing activities equaled $2,213 and $(1,353) for 2025 and 2024, respectively, a change of $3,566 primarily due to:

•
Proceeds of $13,500 from the new Equipment Term Notes resulting from amending the Corporation's revolving credit facility in June 2025; offset by
•
Higher repayment of debt principal of $4,252;
•
Higher net repayments on the Corporation’s revolving credit facility of $3,781;
•
No proceeds from the equipment financing facility in the current year, due to the completion of a significant capital equipment program during 2024, whereas the prior year included proceeds from the equipment financing facility of $1,692; and
•
Debt issuance costs of $891 incurred in connection with amending the Corporation's revolving credit facility.

In addition, Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of Union Electric Steel Corporation, repaid $664 due to its minority shareholder during the year ended December 31, 2024.

The current portion of debt increased approximately $3,500 as of December 31, 2025 from December 31, 2024 due to:

•
Outstanding swing loans as of December 31, 2025 of $1,219 whereas no swing loans were outstanding as of December 31, 2024. Swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility.
•
Principal payments due under the Equipment Term Notes during the next 12 months, which were entered into in June 2025.

The maturity date for the revolving credit facility is June 25, 2030 and, subject to the other terms and conditions of the revolving credit agreement, will become due on that date. In addition, the Corporation has Industrial Revenue Bonds (“IRBs”) which begin to become due late 2027. Although considered remote by the Corporation, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed. Future principal payments, assuming the revolving credit facility and other debt instruments become due on their respective maturity dates and the IRBs are called in 2026, are $15,723 for 2026, $5,707 for 2027, $5,775 for 2028, $6,003 for 2029, and $57,677 for 2030. Along with principal payments, the Corporation will be required to make regular interest payments, the amount of which will vary as the underlying benchmark rates change. See Note 10, Debt, to the Consolidated Financial Statements.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the British pound and Swedish krona against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $4,724 during 2025 and ended the period at $10,703 in comparison to $15,427 at December 31, 2024. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to pay down borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation was to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact is expected to be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs, net asbestos payments, and capital expenditures. As of December 31, 2025, remaining availability under the revolving credit facility approximated $25,454, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs.

While the Corporation anticipates it has sufficient liquidity to finance the Corporation’s operational requirements, debt service costs, net asbestos payments, and capital expenditures, it may from time to time consider alternatives, potential transactions and other strategies in an attempt to enhance its liquidity. Given such measures are forward looking, the Corporation cannot ensure it would be successful in achieving such enhancements or be able to improve its liquidity.

With respect to litigation, see Note 20, Litigation, to the Consolidated Financial Statements. With respect to environmental matters, see Note 22, Environmental Matters, to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Corporation’s off-balance sheet arrangements include the previously mentioned expected future capital expenditures and letters of credit unrelated to the IRBs. See Note 13, Commitments and Contingent Liabilities, to the Consolidated Financial Statements. These arrangements are not considered significant to the liquidity, capital resources, market risk, or credit risk of the Corporation.

EFFECTS OF INFLATION

Inflationary and market pressures on costs are likely to continue. Customer orders for the FCEP and ALP segments generally are expected to ship within two years from the backlog date, thereby mitigating the risk of inflation when compared to longer-term contracts. In addition, product pricing is reflective of current costs. For the FCEP segment, approximately 70% of customer orders include a commodity, energy and transportation surcharge. The ability to pass on future increases in the price of commodities for the balance of the customer orders will be negotiated on a contract-by-contract basis. To minimize the effect of future increases, including for customer orders without a surcharge, the FCEP segment has fixed pricing for a portion of its estimated electricity and natural gas usage. The ALP segment also has fixed pricing for a portion of its estimated commodity (aluminum) usage.

LABOR AGREEMENTS

The Corporation has long-term labor agreements at each of the key locations. Certain of these agreements will expire in 2026. As is consistent with past practice, the Corporation will negotiate with the intent to secure mutually beneficial arrangements covering multiple years.

COMMITMENTS AND CONTIGENT LIABILITIES

See Note 13, Commitments and Contingent Liabilities, to the Consolidated Financial Statements.

DERIVATIVE INSTRUMENTS

See Note 16, Derivative Instruments, to the Consolidated Financial Statements.

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

Property, plant and equipment is reviewed for recoverability whenever events or circumstances indicate the carrying amount of the long-lived assets may not be recoverable. If the undiscounted cash flows generated from the use and eventual disposition of the assets are less than their carrying value, then the asset value may not be fully recoverable, resulting in a write-down of the asset value. Estimates of future cash flows are based on expected market conditions over the remaining useful life of the primary asset(s). Accordingly, assumptions are made about pricing, volume and asset-resale values. Actual results may differ from these assumptions. We believe the amounts recorded in the accompanying consolidated financial statements for property, plant and equipment are recoverable and are not impaired as of December 31, 2025.

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

The expected long-term rate of return on plan assets is an estimate of the average rates of earnings expected to be earned on funds invested, or to be invested, to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to target and actual asset allocations, inflation and real risk-free return. The Corporation believes the expected long-term rate of return of 6.40% for its domestic plan to be reasonable, which compares to its actual return on plan assets of approximately 10.35% for 2025. A percentage point decrease in the expected long-term rate of return would increase annual pension expense by approximately $1,800. Conversely, a percentage point increase in the expected long-term rate of return would decrease annual pension expense by approximately $1,800.

The discount rates used in determining future pension obligations and other postretirement benefits for each of the plans are based on rates of return for high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. A 25-basis point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $3,800. Conversely, a 25-basis point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $3,800.

The Corporation believes that the amounts recorded in the accompanying consolidated financial statements related to pension and other postretirement benefits are based on assumptions that are appropriate at December 31, 2025, although actual outcomes could differ.

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

Accounting for income taxes includes the Corporation’s evaluation of the underlying accounts, permanent and temporary differences, its tax filing positions, and interpretations of existing tax law. A valuation allowance is recorded against deferred income tax assets to reduce them to the amount that is “more likely than not” to be realized. In doing so, assumptions are made about the future profitability of the Corporation and the nature of that profitability. Actual results may differ from these assumptions. If the Corporation determined it would not be able to realize all or part of the deferred income tax assets in the future, an adjustment to the valuation allowance would be established resulting in a charge to net (loss) income. Likewise, if the Corporation determined it would be able to realize deferred income tax assets in excess of the net amount recorded, a portion of the existing valuation allowance would be released resulting in a credit to net income (loss). As of December 31, 2025, the valuation allowance approximates $51,110, reducing deferred income tax assets to $3,898, an amount the Corporation believes is “more likely than not” to be realized.

The Corporation does not recognize a tax benefit in the consolidated financial statements related to a tax position taken or expected to be taken in a tax return unless it is “more likely than not” the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is primarily given to legislation and statutes, legislative intent, regulations, rulings, and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the Corporation would reverse the tax benefit by recognizing a liability and recording a charge to earnings. Conversely, if the Corporation subsequently determined a tax position met the “more likely than not” criteria, it would recognize the tax benefit by reducing the liability and recording a credit to earnings. As of December 31, 2025, based on information known to date, the Corporation believes the amount of unrecognized tax benefits for tax positions taken or expected to be taken in a tax return, which may be challenged by the tax authorities, not to be significant.

The Corporation’s tax filings are subject to audits by tax authorities in the various jurisdictions in which it does business. These audits may result in assessments of additional taxes. At December 31, 2025, based on information known to date, the Corporation believes there are no pending or outstanding assessments whose resolution would require recognition in its consolidated financial statements.

See Note 21, Income Taxes, to the Consolidated Financial Statements.

RECENTLY IMPLEMENTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except par value)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,703	$15,427
Receivables, less allowance for credit losses of $242 in 2025 and $906 in 2024	78,981	70,611
Receivables from related parties	2,390	1,839
Inventories	104,431	116,761
Insurance receivable – asbestos	19,000	15,000
Contract assets	9,790	8,486
Estimated recovery - UES-UK (Note 2)	7,500	—
Other current assets	6,825	8,663
Total current assets	239,620	236,787
Property, plant and equipment, net	129,133	148,056
Operating lease right-of-use assets, net	4,673	4,592
Insurance receivable – asbestos, less allowance for credit losses of $537 in 2025 and $656 in 2024	107,838	124,295
Deferred income tax assets	3,898	2,851
Intangible assets, net	4,631	4,255
Investments in joint ventures	835	2,175
Prepaid pensions	—	3,652
Other noncurrent assets	4,727	4,233
Total assets	$495,355	$530,896

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,268	$36,310
Accounts payable to related parties	1,827	411
Accrued payrolls and employee benefits	13,357	17,104
Debt – current portion	15,723	12,186
Operating lease liabilities – current portion	946	878
Asbestos liability – current portion	28,000	24,000
Customer-related liabilities	16,522	25,608
Other current liabilities	7,816	8,719
Total current liabilities	130,459	125,216
Employee benefit obligations	21,841	28,204
Asbestos liability	170,332	183,092
Long-term debt	117,903	116,394
Noncurrent operating lease liabilities	3,727	3,714
Deferred income tax liabilities	326	450
Other noncurrent liabilities	2,804	2,735
Total liabilities	447,392	459,805
Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 20,237 shares at December 31, 2025 and 19,980 shares at December 31, 2024	20,237	19,980
Additional paid-in capital	179,232	178,298
Retained deficit	(138,626)	(72,559)
Accumulated other comprehensive loss	(28,204)	(66,836)
Total Ampco-Pittsburgh shareholders’ equity	32,639	58,883
Noncontrolling interest	15,324	12,208
Total shareholders’ equity	47,963	71,091
Total liabilities and shareholders’ equity	$495,355	$530,896

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
(in thousands, except per share amounts)	2025	2024
Net sales:
Net sales	$416,280	$402,799
Net sales to related parties	17,886	15,506
Total net sales	434,166	418,305
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	354,204	336,809
Selling and administrative	52,125	54,878
Depreciation and amortization	21,785	18,611
Charge (credit) for asbestos-related costs, net	12,352	(4,184)
Deconsolidation Charge (Note 2)	41,424	—
Severance charge (Note 2)	6,266	—
Loss on disposal of assets	489	22
Total operating costs and expenses	488,645	406,136
(Loss) income from operations	(54,479)	12,169
Other expense:
Interest expense	(11,369)	(11,620)
Other income – net	2,426	4,497
Total other expense - net	(8,943)	(7,123)
(Loss) income before income taxes	(63,422)	5,046
Income tax provision	(120)	(2,695)
Net (loss) income	(63,542)	2,351
Less: Net income attributable to noncontrolling interest	2,525	1,913
Net (loss) income attributable to Ampco-Pittsburgh	$(66,067)	$438

Net (loss) income per share attributable to Ampco-Pittsburgh common shareholders:
Basic	$(3.28)	$0.02
Diluted	$(3.28)	$0.02

Weighted-average number of common shares outstanding:
Basic	20,139	19,887
Diluted	20,139	19,887

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For The Years Ended December 31,
(in thousands)	2025	2024
Net (loss) income	$(63,542)	$2,351
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	10,580	(4,530)
Unrecognized employee benefit costs (including effects of foreign currency translation)	(2,300)	1,359
Fair value of cash flow hedges	901	(40)
Reclassification adjustments for items included in net (loss) income:
Deconsolidation of UES-UK	31,488	—
Amortization of unrecognized employee benefit costs	(763)	(725)
Settlement of cash flow hedges	(683)	(248)
Other comprehensive income (loss)	39,223	(4,184)
Comprehensive loss	(24,319)	(1,833)
Less: Comprehensive income attributable to noncontrolling interest	3,116	1,576
Comprehensive loss attributable to Ampco-Pittsburgh	$(27,435)	$(3,409)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance January 1, 2024	$19,729	$177,196	$(72,997)	$(62,989)	$10,632	$71,571
Stock-based compensation		1,478				1,478
Comprehensive income (loss):
Net income			438		1,913	2,351
Other comprehensive loss				(3,847)	(337)	(4,184)
Comprehensive income (loss)					1,576	(1,833)
Issuance of common stock including excess tax benefits of $0	251	(376)				(125)
Balance December 31, 2024	19,980	178,298	(72,559)	(66,836)	12,208	71,091
Stock-based compensation		1,351				1,351
Comprehensive income (loss):
Net (loss) income			(66,067)		2,525	(63,542)
Other comprehensive income				38,632	591	39,223
Comprehensive income (loss)					3,116	(24,319)
Shareholder exercise of warrants	3	15				18
Issuance of common stock including excess tax benefits of $0	254	(432)				(178)
Balance December 31, 2025	$20,237	$179,232	$(138,626)	$(28,204)	$15,324	$47,963

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net (loss) income	$(63,542)	$2,351
Adjustments to reconcile net (loss) income from operations to net cash flows from operating activities:
Deconsolidation Charge	41,424	—
Non-cash severance charge	5,907	—
Depreciation and amortization	21,785	18,611
Charge (credit) for asbestos-related costs, net	12,352	(4,101)
Deferred income tax (benefit) provision	(1,211)	259
Difference between net periodic pension and other postretirement costs and contributions	(7,225)	(11,434)
Stock-based compensation	1,351	1,478
Non-cash (benefit) provisions – net	(975)	253
Sale-leaseback accretion	1,253	1,254
Loss on disposal of assets	489	22
Other – net	743	421
Changes in assets/liabilities:
Receivables	(7,376)	6,148
Inventories	7,366	4,762
Contract assets	(2,109)	(4,150)
Other assets	(107)	(3,248)
Insurance receivable – asbestos	19,099	18,037
Asbestos liability	(27,753)	(24,574)
Accounts payable	11,378	(104)
Accrued payrolls and employee benefits	(3,315)	2,859
Customer-related liabilities	(7,991)	6,169
Other liabilities	(199)	3,015
Net cash flows provided by operating activities	1,344	18,028
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,405)	(12,194)
Proceeds from government grants, for purchase of equipment	2,547	3,301
Deconsolidation of UES-UK cash on hand	(3,189)	—
Proceeds from sale of property, plant and equipment	207	10
Purchases of long-term marketable securities	(48)	(372)
Proceeds from sale of long-term marketable securities	664	1,010
Net cash flows used in investing activities	(9,224)	(8,245)
Cash flows from financing activities:
Proceeds from Equipment Term Notes	13,500	—
Proceeds from revolving credit facility	37,637	23,964
Payments on revolving credit facility	(41,418)	(23,964)
Repayment of debt principal	(6,633)	(2,381)
Proceeds from equipment financing facility	—	1,692
Repayment of related-party debt	—	(664)
Payment of debt issuance costs	(891)	—
Proceeds from shareholder exercise of warrants	18	—
Net cash flows provided by (used in) financing activities	2,213	(1,353)
Effect of exchange rate changes on cash and cash equivalents	943	(289)
Net (decrease) increase in cash and cash equivalents	(4,724)	8,141
Cash and cash equivalents at beginning of year	15,427	7,286
Cash and cash equivalents at end of year	$10,703	$15,427

Supplemental disclosures of cash flow information:
Income tax payments (net of refunds)	$1,817	$2,511
Interest payments (net of amounts capitalized)	$9,761	$10,167
Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$2,269	$1,083
Finance lease right-of-use assets exchanged for lease liabilities	$499	$148
Operating lease right-of-use assets exchanged for lease liabilities	$737	$694

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Description of Business

Ampco-Pittsburgh Corporation and its subsidiaries (collectively, the “Corporation”) manufacture and sell highly engineered, high-performance specialty metal products and customized equipment utilized by industry throughout the world. It operates in two business segments: the Forged and Cast Engineered Products (“FCEP”) segment and the Air and Liquid Processing (“ALP”) segment. This segment presentation is consistent with how the Corporation’s chief operating decision maker evaluates financial performance and makes resource allocation and strategic decisions about the business. See Note 24.

In February 2025, Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability. The U.K. operations had been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. UES-UK completed its formal consultation process in the second quarter of 2025 and, in light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, decided to exit its operations.

On October 14, 2025, (the “Filing Date”), the Directors of UES-UK filed a Notice of Appointment with the High Court of Justice, Business and Property Courts at Leeds (the “Insolvency Court”) formally appointing certain insolvency practitioners of FRP Advisory Trading Limited (“FRP”) as administrators of UES-UK (collectively, the “Administrators”). This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”). The Administrators have set out their proposals to UES-UK’s creditors which include an orderly wind-down of UES-UK’s financial affairs and sale of its assets. Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK.

In addition, during 2025, the Corporation closed its non-core steel distribution facility located in Ohio held by Alloys Unlimited and Processing, LLC (“AUP”).

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

Basis of Presentation

The financial information included herein reflects the consolidated financial position of the Corporation as of December 31, 2025 and 2024, and the consolidated results of its operations and cash flows for the years then ended. Certain reclassifications of prior year data have been made to conform to the current year presentation. These reclassifications had no impact on the Corporation’s previously reported consolidated financial position, net income, cash flows, or shareholders’ equity.

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

Property, Plant and Equipment

Property, plant and equipment purchased new is recorded at cost with depreciation computed using the straight-line method over the following estimated useful lives: land improvements – 15 to 20 years; buildings – 25 to 50 years; machinery and equipment – 3 to 25 years; and other (e.g., furniture and fixtures and vehicles) – 5 to 10 years. Property, plant and equipment purchased used is recorded at cost with depreciation computed using the straight-line method over the estimated remaining useful lives of the assets. Assets under finance leases are depreciated on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Property, plant and equipment acquired as part of a business combination is recorded at its estimated fair value with depreciation computed using the straight-line method over the estimated remaining useful lives of the assets. Expenditures that extend economic useful lives are capitalized. Routine maintenance is charged to expense. Gains or losses are recognized on retirements or disposals. Proceeds from government grants for capital purchases (to date, machinery and equipment) are recorded as a reduction in the purchase price of the underlying assets and amortized against depreciation over the estimated useful lives of the related assets.

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

Warrants

Accounting for warrants includes an initial assessment of whether the warrants qualify as debt or equity. The Corporation’s warrants, which expired in 2025 and are no longer exercisable, met the definition of equity instruments and, accordingly, are recorded within shareholders’ equity on the consolidated balance sheet. The fair value of the warrants was determined as of the measurement date. Incremental costs directly attributable to the offering of the securities were deferred and charged against the proceeds of the offering.

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

Reclassification adjustments are amounts which are realized during the year and, accordingly, are deducted from other comprehensive income (loss) in the period in which they are included in net (loss) income or when a transaction no longer qualifies as a cash flow hedge. Foreign currency translation adjustments are included in net (loss) income upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity. With respect to employee benefit plans, unamortized prior service costs are included in net (loss) income either immediately upon curtailment of the employee benefit plan or over the average remaining service period or life expectancy of the employees expected to receive benefits, and unrecognized actuarial gains and losses are included in net (loss) income indirectly as a result of lower/higher interest costs arising from a decrease/increase in the projected benefit obligation. Changes in the fair value of derivatives are included in net (loss) income when the projected sale occurs or, if a foreign currency purchase contract, over the estimated useful life of the underlying asset.

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

The sales price required to be paid by the customer is identifiable from the contract. It is not subject to refund or adjustment, except for a variable-index surcharge provision which is known at the time of shipment and increases or decreases, as applicable, the selling price of the product for corresponding changes in the published index of certain raw materials, energy and transportation costs. The variable-index surcharge is recognized as revenue when the corresponding inventory is recognized as revenue.

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

Trade receivables are reported on the consolidated balance sheet at the amount due, adjusted for any allowance for credit losses. The Corporation provides an allowance for credit losses to reduce trade receivables to their estimated net realizable value equal to the amount expected to be collected. The allowance for credit losses is estimated based on historical collection experience, current regional economic and market conditions, aging of accounts receivable, current creditworthiness of customers and, prior to December 31, 2025, forward-looking information. At December 31, 2025, the Corporation adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets which allows a company to early adopt a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. Accordingly, the Corporation did not consider forward-looking information at December 31, 2025. The Corporation reviews its allowance for credit losses to ensure its reserves for credit losses reflect regional and end-customer industry risk trends as well as current global operating conditions.

Stock-Based Compensation

Stock-based compensation, such stock options, restricted stock units and performance share units, is recognized over the vesting period based on the fair value of the award at the date of grant. For stock options, the fair value is determined by the Black-Scholes option pricing model, including an estimate for forfeitures, and is expensed over the vesting period of three years. For restricted stock units, the fair value is equal to the closing price of the Corporation’s common stock on the New York Stock Exchange (“NYSE”) on the date of grant and is expensed over the service period, typically three years. For performance share unit awards that vest subject to a performance condition, the fair value is equal to the closing price of the Corporation’s stock on the NYSE on the date of grant. For performance share unit awards that vest subject to a market condition, the fair value is determined using a Monte Carlo simulation model. The fair value of performance share unit awards is expensed over the performance period when it is probable that the performance condition will be achieved. Forfeitures resulting from failure to provide continuous service to the Corporation throughout the service period are recognized as they occur. Forfeitures resulting from failure to achieve the performance or market condition of an award are recognized when the performance or market condition is not met.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period. Unvested director shares considered outstanding for voting purposes are excluded from the calculation of the weighted-average number of common shares outstanding for the period. The computation of diluted earnings per common share is similar to basic earnings per common share except the denominator is increased to include the dilutive effect of the net additional common shares that would have been outstanding assuming exercise of outstanding stock awards and warrants, calculated using the treasury stock method. The computation of diluted earnings per share would not assume the exercise of an outstanding stock award or warrant if the effect on earnings per common share would be antidilutive. Similarly, the computation of diluted earnings per share would not assume the exercise of outstanding stock awards and warrants if the Corporation incurred a net loss since the effect on earnings per common share would be antidilutive. The weighted-average number of common shares outstanding assuming exercise of dilutive stock awards and warrants was 20,139,074 for 2025 and 19,887,493 for 2024. The weighted-average outstanding stock awards and warrants excluded from the diluted earnings per common share calculation, since the effect would have been antidilutive, were 3,188,523 for 2025 and 5,358,408 for 2024. With respect to amounts attributable to Ampco-Pittsburgh common shareholders, net (loss) income attributable to Ampco-Pittsburgh common shareholders excludes net income attributable to noncontrolling interest.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures. The guidance requires annual disclosure of specific categories of information within the effective tax rate reconciliation, and income taxes paid and income tax expense disaggregated by jurisdiction. The guidance became effective and the Corporation adopted the guidance retrospectively for the comparative periods ended December 31, 2025 and 2024. See Note 21.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance allows a company to adopt a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance becomes effective for the Corporation's annual period beginning January 1, 2026, with early adoption permitted. The Corporation adopted the practical expedient at December 31, 2025, which did not have a material impact on its consolidated financial position or results of operations.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. ASU 2025-10 provides authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government, including a grant related to an asset that is conditioned on the purchase, construction, or acquisition of an asset such as a long-lived asset. The guidance becomes effective for the Corporation's annual period beginning January 1, 2029, with early adoption permitted. The Corporation is currently evaluating the impact this new standard will have on its consolidated financial position, results of operations and cash flows.

In September 2025, the FASB issued ASU 2025-6, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. The guidance modifies when an organization begins capitalizing internal use software costs. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2028, with early adoption permitted as of the beginning of an annual reporting period. The Corporation will adopt the standard January 1, 2026. ASU 2025-6 will not have an immediate effect on the Corporation's consolidated financial statements but may impact its accounting for future internal-use software costs.

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

NOTE 2 – EXIT AND DECONSOLIDATION CHARGES:

In February 2025, UES-UK entered into a formal consultation process with its unions and staff to evaluate various options to improve its profitability. The U.K. operations had been impacted by unpredictable and high energy costs compared to its foreign competitors, lower demand for its products manufactured in the U.K., and increased imports of rolls and flat rolled steel into Europe from low-cost countries. UES-UK completed its formal consultation process in the second quarter of 2025 and, in light of UES-UK's historical performance and management's outlook for the remainder of 2025 and subsequent years, decided to exit its operations.

The Corporation initially recognized charges approximating $10,790, primarily for employee-related costs payable to the employees of UES-UK under existing benefit plans and accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK. These charges include similar closure costs approximating $800 for the non-core steel distribution facility located in Ohio held by Alloys Unlimited and Processing, LLC. (“AUP”) (collectively, the “Exit Charges”).

The Exit Charges included the following components for the year ended December 31, 2025:

Type of Cost	Location of Cost in Statement of Operations	For the Year Ended December 31, 2025
Employee-related costs	Severance charge	$6,266
Accelerated depreciation	Depreciation and amortization	3,327
Professional fees	Selling and administrative	611
Loss on sale of assets	Loss on disposal of assets	210
Other	Costs of products sold (excluding depreciation and amortization)	376
Total Exit Charges		$10,790

The charge for employee-related costs primarily represents statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans. Accelerated depreciation is a non-cash charge and represents primarily higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK and AUP. Professional fees represent direct costs incurred relating to the formal consultation process for and Structured Insolvency of UES-UK and closure of AUP. Loss on sale of assets is a non-cash charge and represents the loss on the sale of the equipment of AUP.

Changes in accrued severance during 2025 consisted of the following:

For the Year Ended December 31, 2025
Balance at beginning of the period	$—
Provision, net	6,266
Paid	(359)
Deconsolidation of UES-UK	(5,845)
Other, primarily changes in foreign currency exchange rates	(62)
Balance at end of the period	$—

As a result of the Structured Insolvency, no outstanding accrued severance remains as of December 31, 2025. In addition, as of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), if any, after the costs and expenses of the Structured Insolvency (the “Deconsolidation Charge”), since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement. See Note 10.

As of the Filing Date, the Corporation recorded a Deconsolidation Charge of $41,424 comprised of the following components:

Component of Deconsolidation Charge	For the Year Ended December 31, 2025
Write-off investment in UES-UK, including cash on hand	$17,436
Write-off of other comprehensive losses	31,488
Estimated recovery by the lenders under the Credit Agreement	(7,500)
Total Deconsolidation Charge	$41,424

The estimated recovery was based on the Corporation's assessment of the expected recovery from the insolvency proceedings, including consideration of information provided by the Administrators such as the value and the priority of the claims by various creditors. The Corporation has evaluated, and will continue to evaluate, the collectability of the estimated recovery and will adjust the estimated recovery based on facts and circumstances at each reporting date. If it is determined the estimated recovery is expected to be lower than currently estimated, then the estimated recovery would be reduced and a charge to net (loss) income would be recorded. Similarly, if it is determined the estimated recovery is expected to be higher than currently estimated, then the estimated recovery would be increased and a credit to net (loss) income would be recorded. Any recovery will be distributed in the order of priority set forth in the Insolvency Act 1986.

Of the $7,500 estimated recovery, $1,255 was distributed in January 2026, which reduced the Corporation's balance outstanding under the Credit Agreement.

As of the Filing Date, the Corporation expects its future cash expenditures associated with the Structured Insolvency to be insignificant.

NOTE 3 – INVENTORIES:

Inventories as of December 31, 2025 and 2024 were comprised of the following:

	2025	2024
Raw materials	$38,766	$46,395
Work-in-progress	39,930	49,317
Finished goods	19,069	13,488
Supplies	6,666	7,561
Inventories	$104,431	$116,761

NOTE 4 - CONTRACT ASSETS:

Changes in contract assets for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Balance at the beginning of the year	$8,486	$4,452
Satisfaction of existing contracts	(64,388)	(54,489)
Additional revenue earned on new and existing contracts	66,325	58,608
Less amount attributable to UES-UK as of the Filing Date	(799)	—
Other, primarily changes in foreign currency exchange rates	166	(85)
Balance at the end of the year	$9,790	$8,486

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment as of December 31, 2025 and 2024 was comprised of the following:

	2025	2024
Land and land improvements	$9,321	$8,788
Buildings and leasehold improvements	70,319	70,400
Machinery and equipment	347,030	377,938
Construction-in-process	6,088	4,544
Other	6,447	6,337
	439,205	468,007
Accumulated depreciation	(310,072)	(319,951)
Property, plant and equipment, net	$129,133	$148,056

Certain of the above property, plant and equipment are held as collateral including:

•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at December 31, 2025, purchased with proceeds from the equipment finance facility (see Note 10) are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,499 are included in the sale-leaseback financing transactions and Disbursement Agreement (see Note 10). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s consolidated balance sheet.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility and Equipment Term Notes (see Note 10).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,795 and $1,966 as of December 31, 2025, respectively, and $2,964 and $1,498 as of December 31, 2024, respectively. Depreciation expense approximated $21,481 and $18,264, including depreciation of assets under finance leases of approximately $318 for each of the years ended December 31, 2025 and 2024, respectively.

NOTE 6 – OPERATING LEASE RIGHT-OF-USE ASSETS:

The manufacturing facilities of one of the Corporation’s cast roll joint ventures in China (see Note 8) are located on land leased by the joint venture from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. In addition, the Corporation leases certain buildings, including factory and office space, with rent subject to an annual escalation as defined in each of the lease agreements.

The net book value of the right-of-use assets as of December 31, 2025 and 2024 was comprised of the following:

	2025	2024
Land	$2,181	$2,359
Buildings	1,920	1,654
Machinery and equipment	385	278
Other	187	301
Operating lease right-of-use assets, net	$4,673	$4,592

NOTE 7 – INTANGIBLE ASSETS:

Intangible assets as of December 31, 2025 and 2024 were comprised of the following:

	2025	2024
Customer relationships	$5,743	$5,158
Developed technology	4,136	3,699
Trade name	2,395	2,054
	12,274	10,911
Accumulated amortization	(7,643)	(6,656)
Intangible assets, net	$4,631	$4,255

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the years is due to changes in foreign currency exchange rates. The following summarizes changes in intangible assets for the years ended December 31:

	2025	2024
Balance at the beginning of the year	$4,255	$4,947
Amortization of intangible assets	(304)	(347)
Other, primarily impact from changes in foreign currency exchange rates	680	(345)
Balance at the end of the year	$4,631	$4,255

Identifiable intangible assets are expected to be amortized over a weighted-average period of approximately 10 years or $224 for 2026, $219 for 2027, $219 for 2028, $219 for 2029, $219 for 2030, and $1,136 thereafter.

NOTE 8 – INVESTMENTS IN JOINT VENTURES:

At December 31, 2025, the Corporation has interests in two joint ventures:

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

ATR

In 2007, Åkers AB, an indirect wholly owned subsidiary of the Corporation, entered into an agreement with Taiyuan Iron & Steel Co., Ltd. (“TISCO”) to form ATR, with Åkers AB owning 59.88% and TISCO owning 40.12%. Since Åkers AB is the majority shareholder, has voting rights proportional to its ownership interest and exercises control over ATR, Åkers AB is considered the primary beneficiary and, accordingly, accounts for its investment in ATR using the consolidated method of accounting. The net assets and net income attributable to TISCO are reflected as a noncontrolling interest in the consolidated financial statements.

Anhui

The Corporation has a 33% interest in Anhui, which is recorded at cost, or $835. The Corporation does not participate in the management or daily operation of Anhui, has not guaranteed any of its obligations and has no ongoing responsibilities to it. Dividends may be declared by the Board of Directors of the joint venture after allocation of after-tax profits to various “funds” equal to the minimum amount required under Chinese law. No dividends were declared or received in 2025 or 2024.

Gongchang

The Corporation, through UES-UK, had a 24.03% interest in Jiangsu Gong-Chang Roll Co., Ltd. (“Gongchang”), a cast roll joint venture in China, which was recorded at cost, or $1,340. In connection with the Structured Insolvency of UES-UK, the interest in Gongchang became an asset of the Administrators and was deconsolidated.

NOTE 9 – CUSTOMER-RELATED LIABILITIES:

Customer-related liabilities as of December 31, 2025 and 2024 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Balance at the beginning of the year	$5,423	$5,539
Satisfaction of warranty claims	(2,428)	(1,483)
Provision for warranty claims	1,771	1,136
Other, primarily impact from changes in foreign currency exchange rates	584	231
Balance at the end of the year	$5,350	$5,423

Customer deposits represent amounts collected from, or invoiced to, a customer in advance of revenue recognition when necessary to secure the right to a specific product. The liability for customer deposits is reversed when the Corporation satisfies its performance obligations and control of the inventory transfers to the customer, typically when title transfers. Substantially all of performance obligations related to customer deposits are expected to be satisfied in less than one year. Performance obligations related to customer deposits expected to be satisfied beyond one year have been classified as a noncurrent liability on the consolidated balance sheet.

Changes in customer deposits for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Balance at the beginning of the year	$21,503	$13,078
Satisfaction of performance obligations	(32,662)	(22,251)
Receipt of additional deposits	23,925	30,722
Less amount attributable to UES-UK as of the Filing Date	(34)	—
Other, primarily changes in foreign currency exchange rates	(25)	(46)
Balance at the end of the year	12,707	21,503
Deposits - Other noncurrent liabilities	(2,700)	(2,521)
Deposits - Other current liabilities	$10,007	$18,982

NOTE 10 – DEBT:

Debt as of December 31, 2025 and 2024 was comprised of the following:

	2025	2024
Revolving credit facility	$52,219	$56,000
Sale-leaseback financing obligations	46,296	45,451
Equipment financing facility	14,633	16,782
Equipment Term Notes	9,898	—
Industrial Revenue Bonds	9,191	9,191
Finance leases	1,389	1,156
Outstanding borrowings	133,626	128,580
Debt – current portion	(15,723)	(12,186)
Long-term debt	$117,903	$116,394

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”), swing loans under the revolving credit facility and, effective June 30, 2025, principal payments due under the Equipment Term Notes during the next 12 months. Although the IRBs begin to become due in late 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. By definition, swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loan balance outstanding at December 31, 2025 was $1,219. No swing loans were outstanding as of December 31, 2024. Future principal payments, assuming the IRBs are called in 2026, are $15,723 for 2026, $5,707 for 2027, $5,775 for 2028, $6,003 for 2029, $57,677 for 2030, and $42,741 thereafter.

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

As of December 31, 2025, the Corporation had outstanding borrowings under the Revolving Credit Facility of $52,219. The average interest rate under the Revolving Credit Facility and the previous revolving credit and security agreement approximated 7.10% and 8.08% for 2025 and 2024, respectively. The Corporation also utilizes a portion of the Revolving Credit Facility for letters of credit (see Note 13). As of December 31, 2025, the remaining availability under the Revolving Credit Facility approximated $25,454, net of standard availability reserves. Deferred financing fees of $891 were incurred in 2025 related to amending the Credit Agreement and are being amortized over the remaining term of the Credit Agreement.

Borrowings outstanding under the Revolving Credit Facility are collateralized by a first priority perfected security interest in substantially all of the accounts receivable and inventories of the Corporation and its subsidiaries, including the accounts receivable and inventories of UES-UK through the Filing Date.

The Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of December 31, 2025.

See Note 2 for a discussion of the estimated recovery for the estimated amount of funds expected to be returned to the lenders under the Credit Agreement, if any, after the costs and expenses of the Structured Insolvency.

Sale-Leaseback Financing Obligations

In September 2018, Union Electric Steel Corporation (“UES”), a wholly owned subsidiary of the Corporation, completed a sale-leaseback financing transaction with Store Capital Acquisitions, LLC (“STORE”) for certain of its real property, including its manufacturing facilities in Valparaiso, Indiana and Burgettstown, Pennsylvania, and its manufacturing facility and corporate headquarters located in Carnegie, Pennsylvania (the “UES Properties”).

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

At December 31, 2025, the Base Annual Rent, including amounts due under the Disbursement Agreement, equaled $3,795, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. In October 2025, the Base Annual Rate

increase was 2.04%. The Base Annual Rent during the remaining ten years of the Restated Lease will be equal to the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of December 31, 2025.

The effective interest rates approximated 8.31% and 8.24% for 2025 and 2024, respectively.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES can borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of its locations. Each borrowing constitutes a secured loan transaction (each, a “Term Note”). Each Term Note has a term of 84 months. As of December 31, 2025, monthly payments of principal and interest approximate $293, which continue through mid-2031.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.67% and 8.75% for 2025 and 2024, respectively. Each Term Note is secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

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

Borrowings under the Equipment Term Notes bear interest at SOFR plus an applicable margin ranging between 3.00% and 3.50%. The effective interest rate approximated 7.80% at December 31, 2025. The Equipment Term Notes are secured by certain equipment of the Corporation that secured the previous revolving credit facility.

In October 2025, as a result of the Structured Insolvency of UES-UK and the sale of the AUP equipment, approximately $2,798 of the Equipment Term Notes were repaid, an amount equal to the estimated collateral value of the UES-UK and AUP equipment.

Industrial Revenue Bonds

At December 31, 2025, the Corporation had the following IRBs outstanding: (i) $7,116 taxable IRB maturing November 1, 2027, interest at a floating rate which averaged 4.36% and 5.37% for 2025 and 2024, respectively; and (ii) $2,075 tax-exempt IRB maturing March 1, 2029, interest at a floating rate which averaged 2.55% and 3.68% for 2025 and 2024, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the consolidated balance sheets.

Finance Leases

The Corporation leases equipment under various noncancelable lease agreements, which end between 2026 and 2030. Effective interest rates ranged between approximately 5% and 10% for 2025 and between approximately 6% and 9% for 2024. The weighted-average remaining lease term approximated 3 years at December 31, 2025 and 2024. Cash paid for amounts included in the measurement of finance lease liabilities totaled $470 and $467 for the years ended December 31, 2025 and 2024, respectively, of which $61 and $87 were classified as operating cash flows and $409 and $380 were classified as financing cash flows in the consolidated statements of cash flows for each of the respective years.

Minority Shareholder Loan

ATR periodically has loans outstanding with its minority shareholder (see Note 23). Amounts repaid approximated $664 (RMB 4,713) in 2024. No loans were outstanding at December 31, 2025 or 2024.

Interest on the borrowings equals the three-to-five-year loan interest rate set by the People’s Bank of China in effect at the time of the borrowing, which approximated 4.35% for 2024. Interest paid in 2024 approximated $2 (RMB 17). No interest was outstanding as of December 31, 2025 or 2024.

NOTE 11 – OPERATING LEASE LIABILITIES:

The current and noncurrent portions of the Corporation’s operating lease arrangements as of December 31, 2025 and 2024 were as follows:

	2025	2024
Operating lease liabilities – current portion	$946	$878
Noncurrent operating lease liabilities	3,727	3,714
Total operating lease liabilities	$4,673	$4,592

Future operating lease payments as of December 31, 2025 were as follows:

2026	$961
2027	844
2028	753
2029	704
2030	235
2031 and thereafter	2,984
Total undiscounted payments	6,481
Less: amount representing interest	(1,808)
Present value of net minimum lease payments	$4,673

At December 31, 2025 and 2024, the weighted-average remaining lease term approximated 5.50 years and 6.18 years, respectively, and the weighted-average discount rate approximated 5.89% and 5.84%, respectively.

Short-term lease costs for leases with an original maturity of less than one year were $478 and $564 for the years ended December 31, 2025 and 2024, respectively. In addition, operating lease costs with an original maturity of one year or more were $1,362 and $1,105 for the years ended December 31, 2025 and 2024, respectively, and were classified as operating cash flows in the consolidated statements of cash flows.

NOTE 12 – PENSION AND OTHER POSTRETIREMENT BENEFITS:

U.S. Pension Benefits

The Corporation has a qualified domestic defined benefit pension plan that covers substantially all of the Corporation’s U.S. employees. For all locations except one, benefit accruals and participation in the plan have been curtailed and replaced with a defined contribution pension plan. The defined benefit pension plan is covered by the Employee Retirement Income Security Act of 1974 (“ERISA”); accordingly, the Corporation’s policy is to fund at least the minimum actuarially determined annual contribution required under ERISA. Minimum contributions for 2025 and 2024 approximated $3,086 and $5,438, respectively. Minimum contributions for 2026 are expected to approximate $2,200. The fair value of the plan assets as of December 31, 2025 and 2024 approximated $161,931 and $158,704, respectively, in comparison to accumulated benefit obligations of $165,398 and $168,139, respectively, for the same periods. Employer contributions to the defined contribution plan totaled $2,900 and $3,200 for 2025 and 2024, respectively, and are expected to approximate $3,100 in 2026.

The Corporation also maintained nonqualified defined benefit pension plans for selected executive officers in addition to the benefits provided under the Corporation’s qualified defined benefit pension plan. Benefit accruals and participation in the plans have been curtailed. The objectives of the nonqualified plans were to provide supplemental retirement benefits or restore benefits lost due to limitations set by the Internal Revenue Service. The assets of the nonqualified plans are held in a grantor tax trust known as a “Rabbi” trust and are subject to claims of the Corporation’s creditors but otherwise must be used only for purposes of providing benefits under the plans. The fair market value of the trust at December 31, 2025 and 2024, which is included in other noncurrent assets on the consolidated balance sheets, was $2,802 and $3,026, respectively (see Note 17). The plans are treated as non-funded pension plans for financial reporting purposes. Accordingly, benefit payments would represent employer contributions. Accumulated benefit obligations approximated $7,377 and $8,022 at December 31, 2025 and 2024, respectively.

Employees at one location participate in a multi-employer plan, I.A.M. National Pension Fund (employer identification number 51-6031295, plan number 002), in lieu of the Corporation’s defined benefit pension plan. A multi-employer plan generally receives contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements. The assets contributed by one employer may be used to fund the benefits provided to employees of other employers in the plan because the plan assets, once contributed, are not restricted to individual employers. The latest report of summary plan information (for the 2024 plan year) provided by I.A.M. National Pension Fund indicates:

•
Approximately 845 employers were obligated to contribute to the plan;
•
Approximately 100,000 active employees participate in the plan; and
•
Assets of approximately $14.9 billion and a funded status of approximately 88.0%.

Less than 100 of the Corporation’s employees participate in the plan and contributions are based on a rate per hour. The Corporation’s contributions to the plan were less than $300 for 2025 and 2024 and represent less than five percent of total contributions to the plan by all contributing employers. Contributions are expected to be less than $300 in 2026.

Foreign Pension Benefits

Employees of UES-UK participated in a defined benefit pension plan that was curtailed effective December 31, 2004, and replaced with a defined contribution pension plan. As of the Filing Date, the plans are no longer obligations of the Corporation and, therefore, were deconsolidated. The plans were non-U.S. plans and not covered by ERISA. Employer contributions to the defined benefit pension plan, when necessary, were agreed to by the Trustees and UES-UK, based on U.K. regulations, with the objective of maintaining the self-sufficiency of the plan. Accordingly, estimated contributions were subject to change based on the future investment performance of the plan’s assets. As of the Filing Date, the plan was fully funded. No contributions were required in 2025 or 2024. As of December 31, 2024, the fair value of the plan’s assets approximated $36,101 (£28,800) in comparison to accumulated benefit obligations of $32,449 (£25,887). Contributions to the defined contribution pension plan approximated $212 and $267 in 2025 and 2024, respectively.

The Corporation has two additional foreign defined benefit pension plans, which are not funded. Accordingly, benefit payments would represent employer contributions. Projected and accumulated benefit obligations approximated $5,312 and $5,169 at December 31, 2025 and 2024, respectively.

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

Significant Activity

Actuarial losses (gains) included in projected benefit obligations for each of the years were comprised of the following components:

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Changes in assumptions	$4,212	$(7,239)	$939	$(2,636)	$119	$(352)
Impact from lump-sum window, net	—	(977)	—	—	—	—
Other	(1,333)	7	(120)	(199)	(468)	(486)
Total actuarial losses (gains)	$2,879	$(8,209)	$819	$(2,835)	$(349)	$(838)

Changes in actuarial assumptions principally include the effect of changes in discount rates which are used to estimate plan liabilities. A 25-basis point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $3,800. Conversely, a 25-basis point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $3,800. Discount rates decreased by approximately 25-basis points at December 31, 2025 from December 31, 2024 whereas discount rates increased by approximately 55-basis points at December 31, 2024 from December 31, 2023.

During 2024, the U.S. pension benefit plan was amended to add a lump-sum window for certain eligible deferred vested participants or their beneficiaries to receive a single sum payment or commence an immediate annuity. As a result of this lump-sum window, total lump sum paid from plan assets was $3,880 and the plan’s benefit obligation decreased by $4,857 as measured prior to changes in assumptions resulting in an actuarial gain of $977.

Reconciliations

The following tables provide a reconciliation of projected benefit obligations (“PBO”), plan assets and the funded status of the plans for the Corporation’s defined benefit plans calculated using a measurement date as of the end of the respective years.

	U.S. Pension Benefits(a)		Foreign Pension Benefits(b)		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Change in projected benefit obligations:
PBO at January 1	$176,161	$194,365	$37,618	$42,447	$7,068	$7,748
Service cost	19	29	142	145	138	168
Interest cost	8,944	9,317	1,528	1,834	352	362
Foreign currency exchange rate changes	—	—	3,015	(930)	—	—
Deconsolidation of UES-UK	—	—	(35,098)	—	—	—
Actuarial losses (gains)	2,879	(8,209)	819	(2,835)	(349)	(838)
Participant contributions	—	—	—	—	41	45
Benefits paid from plan assets	(14,487)	(18,573)	(2,287)	(2,642)	—	—
Benefits paid by the Corporation	(741)	(768)	(425)	(401)	(384)	(417)
PBO at December 31	$172,775	$176,161	$5,312	$37,618	$6,866	$7,068

Change in plan assets:
Fair value of plan assets at January 1	$158,704	$163,929	$36,101	$42,338	$—	$—
Actual return on plan assets	14,628	7,910	223	(3,053)	—	—
Foreign currency exchange rate changes	—	—	2,273	(541)	—	—
Deconsolidation of UES-UK	—	—	(36,310)	—	—	—
Corporate contributions	3,827	6,206	425	400	343	372
Participant contributions	—	—	—	—	41	45
Gross benefits paid	(15,228)	(19,341)	(2,712)	(3,043)	(384)	(417)
Fair value of plan assets at December 31	$161,931	$158,704	$—	$36,101	$—	$—

Funded status of the plans:
Fair value of plan assets	$161,931	$158,704	$—	$36,101	$—	$—
Less benefit obligations	172,775	176,161	5,312	37,618	6,866	7,068
Funded status at December 31	$(10,844)	$(17,457)	$(5,312)	$(1,517)	$(6,866)	$(7,068)
(a)
Includes the nonqualified defined benefit pension plan.
(b)
Includes the over-funded defined benefit pension plan of UES-UK until the Filing Date and two smaller unfunded defined benefit pension plans.

The following tables provide a summary of amounts recognized in the consolidated balance sheets at December 31, 2025 and 2024.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Employee benefit obligations:
Prepaid pensions(a)	$—	$—	$—	$3,652	$—	$—
Accrued payrolls and employee benefits(b)	(602)	(723)	—	—	(579)	(767)
Employee benefit obligations(c)	(10,242)	(16,734)	(5,312)	(5,169)	(6,287)	(6,301)
Total employee benefit obligations	$(10,844)	$(17,457)	$(5,312)	$(1,517)	$(6,866)	$(7,068)

Accumulated other comprehensive loss:(d)
Net actuarial loss (gain)	$44,605	$45,248	$(917)	$20,388	$(3,440)	$(3,410)
Prior service credit	—	—	—	(5,614)	(1,550)	(2,574)
Total accumulated other comprehensive loss	$44,605	$45,248	$(917)	$14,774	$(4,990)	$(5,984)
(a)
Represents the over-funded U.K. defined benefit pension plan which was recorded as a noncurrent asset in the prior year consolidated balance sheet.
(b)
Recorded as a current liability in the consolidated balance sheets.
(c)
Recorded as a noncurrent liability in the consolidated balance sheets.
(d)
Amounts are pre-tax.

As of December 31, 2025, estimated benefit payments for subsequent years are as follows:

	U.S. Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits
2026	$15,450	$254	$595
2027	15,256	339	584
2028	15,012	334	600
2029	14,726	323	582
2030	14,401	324	569
2031-2035	66,148	1,252	2,582
Total benefit payments	$140,993	$2,826	$5,512

Investment Policies and Strategies

As of December 31, 2025, only the U.S. defined benefit plan is funded. The investment policies and strategies of the U.S. defined benefit plan are determined by the Ampco-Pittsburgh Corporation Retirement Committee (the “Retirement Committee”) and monitored by the Audit Committee of the Board of Directors (the “Audit Committee”). The U.S. defined benefit pension plan follows a glide-path strategy whereby target asset allocations are rebalanced based on projected payment obligations and the funded status of the plan. Attempts to minimize risk include allowing temporary changes to the allocation mix in response to market conditions, diversifying investments among asset categories (e.g., equity securities, fixed-income securities, alternative investments, cash and cash equivalents) and within these asset categories (e.g., economic sector, industry, geographic distribution, size) and consulting with independent financial and legal counsels to assure the investments and their expected returns and risks are consistent with the goals of the Retirement and Audit Committees.

Investments in equity securities are primarily in common stocks of publicly traded U.S. and international companies across a broad spectrum of industry sectors. Investments in fixed-income securities are principally A-rated or better bonds with maturities of less than ten years, preferred stocks and convertible bonds. Investments in equity and fixed-income securities are either direct or through designated mutual funds. The Corporation believes there are no significant concentrations of risk associated with the plan's assets. The following investments are prohibited unless otherwise approved by the Board of Directors: stock of the Corporation, futures and options except for hedging purposes, unregistered or restricted stock, warrants, margin trading, short-selling, real estate excluding public or real estate partnerships, and commodities including art, jewelry and gold.

The following table summarizes target asset allocations for 2025 (within +/-5% considered acceptable) and major asset categories. Certain investments are classified differently for target asset allocation purposes and external reporting purposes. The Corporation intends to continue to liquidate the alternative investments to provide additional flexibility with investment allocation.

	Target Allocation as of	Percentage of Plan Assets
	December 31,2025	2025	2024
Equity securities	33%	30%	41%
Fixed-income securities	64%	64%	46%
Alternative investments	0%	3%	4%
Other (primarily cash and cash equivalents)	3%	3%	9%

Fair Value Measurement of Plan Assets

Equity securities, exchange-traded funds (“ETFs”), mutual funds, and treasury bonds are actively traded on exchanges or broker networks and price quotes for these investments are readily available. While not quoted on active exchanges, price quotes for corporate bonds are readily available. Similarly, certain commingled funds are not traded publicly, but the underlying assets (such as stocks and bonds) held in the funds are traded on active markets and the prices for the underlying assets are readily observable. For securities not actively traded, the fair value may be based on third-party appraisals, discounted cash flow analysis, benchmark yields, and inputs that are currently observable in markets for similar securities.

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
Alternative Investments – Managed Funds

Invests in equities and equity-like asset classes and strategies (such as public equities, venture capital, private equity, real estate, natural resources, and hedged strategies) and fixed-income securities approved by the Retirement and Audit Committees.

Generate a minimum annual inflation adjusted return of 5% and outperform a traditional 70/30 equities/bond portfolio.
Temporary Investment Fund	Invests primarily in a diversified portfolio of investment grade money market instruments.	Achieve a market level of current income while maintaining stability of principal and liquidity.

Categories of Plan Assets

Asset categories based on the nature and risks of the U.S. pension benefit plan’s assets as of December 31, 2025 are summarized below.

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities:
United States
Consumer discretionary	$824	$—	$—	$824
Consumer staples	364	—	—	364
Energy	221	—	—	221
Financial	1,028	—	—	1,028
Healthcare	751	—	—	751
Industrials	705	—	—	705
Information technology	2,744	—	—	2,744
Materials	5	—	—	5
Mutual funds and ETFs	41,188	—	—	41,188
Real estate	107	—	—	107
Telecommunications	948	—	—	948
Utilities	144	—	—	144
International
Materials	84	—	—	84
Total Equity Securities	49,113	—	—	49,113
Fixed-Income Securities:
United States
Corporate bonds	—	57,499	—	57,499
Treasury bonds	32,269	—	—	32,269
Mutual funds and ETFs	5,330	—	—	5,330
International
Corporate bonds	—	6,334	—	6,334
Total Fixed-Income Securities	37,599	63,833	—	101,432
Alternative Investments:
Managed funds(a)	771	—	4,622	5,393
Total Alternative Investments	771	—	4,622	5,393
Other:
Cash and cash equivalents(b)	5,993	—	—	5,993
Total Other	5,993	—	—	5,993
Total assets	$93,476	$63,833	$4,622	$161,931
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
United States
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
United States
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

The following table sets forth a summary of changes in the fair value of the Level 3 plan assets for the U.S. and foreign pension benefit plans for the years ended December 31, 2025 and 2024.

	U.S. Pension Benefits		Foreign Pension Benefits
	2025	2024	2025	2024
Fair value as of January 1	$5,645	$5,714	$—	$928
Transfers to other plan assets	(1,329)	(299)	—	(926)
Realized gains	428	86	—	14
Change in net unrealized (losses) gains	(122)	144	—	—
Other, primarily impact from changes in foreign currency exchange rates	—	—	—	(16)
Fair value as of December 31	$4,622	$5,645	$—	$—

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

Net periodic pension and other postretirement benefit costs include the following components for each of the years.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Service cost	$19	$29	$142	$145	$138	$168
Interest cost	8,944	9,317	1,528	1,834	352	362
Expected return on plan assets	(11,280)	(13,660)	(1,710)	(1,926)	—	—
Amortization of:
Prior service cost (credit)	—	1	(228)	(284)	(1,024)	(1,024)
Actuarial loss (gain)	175	181	633	716	(319)	(315)
Total net periodic pension and other postretirement benefit costs	$(2,142)	$(4,132)	$365	$485	$(853)	$(809)

Assumptions

Assumptions are reviewed on an annual basis. Assumptions about wage increases are not relevant since substantially all the benefits available under the defined benefit pension plans are either frozen or based on a multiplier, versus wages.

The discount rates used to determine the benefit obligations for each of the plans as of December 31, 2025 and 2024 are summarized below.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.33-5.38%	5.61-5.64%	3.70%	5.55%	5.53%	5.70%

The discount rates used in determining benefit obligations are based on rates of return on high-quality fixed-income investments currently available, and expected to be available, during the period to maturity of the pension and other postretirement benefits. High-quality fixed-income investments are defined as those investments which have received one of the two highest ratings given by a recognized rating agency with maturities of 10+ years. A 25-basis point decrease in the discount rate would increase projected and accumulated benefit obligations by approximately $3,800. Conversely, a 25-basis point increase in the discount rate would decrease projected and accumulated benefit obligations by approximately $3,800.

The following assumptions were used to determine net periodic pension and other postretirement benefit costs for the years ended December 31, 2025 and 2024.

	U.S. Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Discount rate	5.61-5.64%	5.13-5.16%	3.00-5.55%	4.65%	5.70%	5.19%
Expected long-term rate of return	6.40%	7.40%	n/a	4.65%	n/a	n/a

Discount rates used in determining future pension obligations and other postretirement benefits in a given year are used to determine net periodic pension and other postretirement benefit costs in the following year. The expected long-term rate of return on plan assets is an estimate of average rates of earnings expected to be earned on funds invested, or to be invested, to provide for the benefits included in the projected benefit obligation. Since these benefits will be paid over many years, the expected long-term rate of return is reflective of current investment returns and investment returns over a longer period. Consideration is also given to target and actual asset allocations, inflation and real risk-free return. A percentage point decrease in the expected long-term rate of return would increase net periodic pension benefit costs by approximately $1,800. Conversely, a percentage point increase in the expected long-term rate of return would decrease net periodic pension benefit costs by approximately $1,800.

In addition, the assumed health care cost trend rate at December 31, 2025 for other postretirement benefits is 8.80% for 2025 gradually decreasing to 4.75% in 2031. In selecting rates for current and long-term health care assumptions, the Corporation considers known health care cost increases, the design of the benefit programs, the demographics of its active and retiree populations, and expectations of inflation rates in the future.

NOTE 13 – COMMITMENTS AND CONTINGENT LIABILITIES:

As of December 31, 2025:

•
Outstanding standby and commercial letters of credit and bank guarantees equaled $13,800, of which more than half serves as collateral for the IRB debt,
•
Outstanding surety bonds approximated $3,700 (SEK 33,900), which guarantee certain pension commitments of certain of the Corporation's foreign subsidiaries under a credit insurance arrangement, and
•
Outstanding Corporate guarantees approximated $1,700 (SEK 16,000), which guarantee certain obligations of one of the Corporation's foreign subsidiaries with its local banking partner.

At December 31, 2025, commitments for future capital expenditures approximated $7,500, which is expected to be spent over the next 12-24 months.

Approximately 24% of the Corporation’s employees are covered by collective bargaining agreements that have expiration dates ranging from May 2026 to October 2028. Collective bargaining agreements expiring in 2026 (representing approximately 33% of the covered employees) will be negotiated with the intent to secure mutually beneficial arrangements.

See Note 16 regarding derivative instruments, Note 20 regarding litigation and Note 22 for environmental matters.

NOTE 14 – EQUITY RIGHTS OFFERING:

In September 2020, the Corporation completed an equity rights offering, issuing 5,507,889 shares of its common stock and 12,339,256 Series A warrants to existing shareholders. The shares of common stock and warrants are classified as equity instruments in the consolidated statements of shareholders’ equity. Outstanding Series A warrants equaling 10,934,756 expired August 1, 2025 and are no longer exercisable, in accordance with the warrant agreement. Each Series A warrant provided the holder with the right to purchase 0.4464 shares of common stock at an exercise price of $2.5668, or $5.75 per whole share of common stock. During 2025, 7,113 warrants were exercised.

The Corporation received $18 of proceeds from shareholders from the exercise of warrants in 2025. No proceeds from shareholders from the exercise of warrants were received in 2024.

The following summarizes outstanding warrants as of December 31, 2025 and 2024 and activity for the years then ended.

Number of Warrants
Outstanding as of January 1, 2024	10,941,869
Converted to common stock	—
Outstanding as of December 31, 2024	10,941,869
Converted to common stock	(7,113)
Expired on August 1, 2025	(10,934,756)
Outstanding as of December 31, 2025	—

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE LOSS:

Net changes and ending balances for the various components of accumulated other comprehensive loss as of and for the years ended December 31, 2025 and 2024 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation Adjustments	Unrecognized Components of Employee Benefit Plans	Derivatives	Total Accumulated Other Comprehensive Loss	Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
January 1, 2024	$(23,161)	$(40,490)	$186	$(63,465)	$(476)	$(62,989)
Net change	(4,530)	634	(288)	(4,184)	(337)	(3,847)
December 31, 2024	(27,691)	(39,856)	(102)	(67,649)	(813)	(66,836)
Net change	28,554	10,451	218	39,223	591	38,632
December 31, 2025	$863	$(29,405)	$116	$(28,426)	$(222)	$(28,204)

The net change for 2025 includes foreign currency translation adjustments and unrecognized components of employees benefit plans of approximately $17,973 and $13,515, respectively, associated with the deconsolidation of UES-UK and is included in the Deconsolidation Charge in the consolidated statement of operations.

The following summarizes the line items affected on the consolidated statements of operations for components reclassified from accumulated other comprehensive loss for the years ended December 31, 2025 and 2024. Amounts in parentheses represent credits to net (loss) income.

	2025	2024
Deconsolidation of UES-UK:
Deconsolidation Charge	$31,488	$—
Income tax provision	—	—
Net of income tax	$31,488	$—
Amortization of unrecognized employee benefit costs:
Other – net	$(763)	$(725)
Income tax provision	—	—
Net of income tax	$(763)	$(725)
Settlement of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(27)	$(27)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(673)	(227)
Total before income tax	(700)	(254)
Income tax provision	17	6
Net of income tax	$(683)	$(248)

The income tax effect associated with the various components of other comprehensive loss for the years ended December 31, 2025 and 2024 is summarized below. Amounts in parentheses represent credits to net (loss) income when reclassified to earnings. Certain amounts have no income tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be re-invested for an indefinite period of time.

	2025	2024
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—
Fair value of cash flow hedges	2	2
Income tax effect associated with reclassification adjustments:
Deconsolidation of UES-UK	—	—
Amortization of unrecognized employee benefit costs	—	—
Settlement of cash flow hedges	17	6

NOTE 16 – DERIVATIVE INSTRUMENTS:

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March 2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain was reclassified to earnings throughout 2025 as the projected sales occurred. At December 31, 2025, approximately 58% or $967 of anticipated aluminum purchases over the next eight months are hedged. At December 31, 2024, approximately 49% or $3,301 of anticipated copper purchases over the next nine months and 40% or $373 of anticipated aluminum purchases over the next five months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the consolidated balance sheets. At December 31, 2025, the Corporation has purchase commitments covering approximately 25% or $935 of anticipated natural gas usage through December 31, 2026 for one of its subsidiaries and approximately 24% or $1,388 of anticipated electricity usage through December 2027 for one of its subsidiaries. At December 31, 2024, the Corporation had purchase commitments covering approximately 26% or $1,096 of anticipated natural gas usage through December 31, 2025 for one of its subsidiaries and approximately 25% or $766 of anticipated electricity usage through December 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments approximated $3,316 and $3,267 for 2025 and 2024, respectively.

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

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. Amounts recognized as and reclassified from accumulated other comprehensive loss are recorded as a component of other comprehensive loss and are summarized below. Amounts are after-tax, where applicable. Certain amounts recognized as or reclassified from comprehensive loss for 2025 and 2024 have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

For the Year Ended December 31, 2025	Beginning of the Year	Recognized	Reclassified	End of the Year
Foreign currency purchase contracts	$54	$—	$27	$27
Future contracts – copper and aluminum	(156)	901	656	89
Change in fair value	$(102)	$901	$683	$116

For the Year Ended December 31, 2024
Foreign currency purchase contracts	$81	$—	$27	$54
Future contracts – copper and aluminum	105	(40)	221	(156)
Change in fair value	$186	$(40)	$248	$(102)

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in	Estimated to be Reclassified in the Next	Years Ended December 31,
	Consolidated Statements of Operations	12 Months	2025	2024
Foreign currency purchase contracts	Depreciation and amortization	$27	$27	$27
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$91	$673	$227

Losses on foreign exchange transactions included in other expense approximated $851 and $483 for 2025 and 2024, respectively.

NOTE 17 – FAIR VALUE:

The following summarizes financial assets and liabilities reported at fair value on a recurring basis in the consolidated balance sheets at December 31:

2025	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investments
Other noncurrent assets	$2,802	$—	$—	$2,802

2024
Investments
Other noncurrent assets	$3,026	$—	$—	$3,026

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

NOTE 18 – STOCK-BASED COMPENSATION:

At December 31, 2025, the Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan, as amended (the “Incentive Plan”), authorizes the issuance of up to 4,200,000 shares of the Corporation’s common stock for awards under the Incentive Plan. Awards under the Incentive Plan may include incentive stock options and non-qualified stock options, stock appreciation rights, restricted shares and restricted stock units, performance awards, other stock-based awards, or short-term cash incentive awards. If any award is canceled, terminates, expires, or lapses for any reason prior to the issuance of the shares, or if the shares are issued under the Incentive Plan and thereafter are forfeited to the Corporation, the shares subject to such awards and the forfeited shares will not count against the aggregate number of shares available under the Incentive Plan. Shares tendered or withheld to pay the option exercise price or tax withholding will continue to count against the aggregate number of shares of common stock available for grant under the Incentive Plan. Any shares repurchased by the Corporation with cash proceeds from the exercise of options will not be added back to the pool of shares available for grant under the Incentive Plan.

The Incentive Plan may be administered by the Board of Directors or the Compensation Committee of the Board of Directors (“Compensation Committee”). The Compensation Committee has the authority to determine, within the limits of the express provisions of the Incentive Plan, the individuals to whom the awards will be granted and the nature, amount and terms of such awards.

The Compensation Committee has granted stock options, time-vesting restricted stock units (“RSUs”) and performance-vesting restricted stock units (“PSUs”) to select individuals. All stock options, which were fully vested, expired by December 31, 2024. Each RSU represents the right to receive one share of common stock of the Corporation at a future date after the RSU has become earned and vested, subject to the terms and conditions of the RSU award agreement. The RSUs typically vest over a three-year period. The PSUs can be earned depending upon the achievement of a performance or market condition and a time-vesting condition as follows: (i) achievement of a targeted return on invested capital over a three-year performance period; (ii) achievement of a three-year cumulative relative total shareholder return as ranked against other companies included in the Corporation’s peer group; (iii) achievement of a targeted share price for the Corporation's common stock for a prescribed period during the four-year period commencing on the date of grant; (iv) achievement of an absolute stock price for Corporation’s common stock for a prescribed period during the three-year period commencing on the date of grant; and (v) remaining continuously employed with the Corporation through either the end of the third year following the date of grant or, for the share-price performance awards, the end of the fourth year following the date of grant. Earlier vesting of the stock units is permitted under certain conditions, such as upon a change of control of the Corporation, or as approved by the Board of Directors.

The grant date fair values for the RSUs and PSUs subject to a performance condition are equal to the closing price of the Corporation’s common stock on the NYSE on the date of grant. The grant date fair value for PSUs subject to a market condition is determined using a Monte Carlo simulation model. The determination of the fair value of these awards takes into consideration the likelihood of achievement of the market condition. Unrecognized compensation expense associated with the RSUs and PSUs equaled $1,728 at December 31, 2025, and is expected to be recognized over a weighted-average period of approximately 2 years.

Outstanding RSUs and PSUs, which would represent non-vested awards, as of December 31, 2025 and 2024, and activity for the years then ended, are summarized below. Forfeitures resulting from failure to provide continuous service to the Corporation throughout the service period are recognized as they occur. Forfeitures resulting from failure to achieve the performance or market condition of an award are recognized when the performance or market condition is not met.

	Number of RSUs	Weighted- Average Fair Value	Number of PSUs	Weighted- Average Fair Value
Outstanding at January 1, 2024	390,739	$4.03	667,788	$3.66
Granted	227,211	1.61	270,439	1.63
Converted to common stock	(183,047)	4.53	—	—
Forfeited	(10,832)	3.88	(179,389)	6.80
Outstanding at December 31, 2024	424,071	2.53	758,838	2.20
Granted	241,780	2.26	300,009	3.30
Converted to common stock	(218,758)	3.06	—	—
Forfeited	(5,316)	2.54	(120,979)	2.73
Outstanding at December 31, 2025	441,777	$2.12	937,868	$2.48

The Incentive Plan also provides for restricted stock awards during any one year to non-employee members of the Board of Directors, based on the grant date fair value, not to exceed $200. The limit does not apply to shares received by a non-employee director at his or her election in lieu of all or a portion of the director’s retainer for board service. The restricted stock awards vest on the one-year anniversary of the grant date. Outstanding restricted stock awards granted to non-employee members of the Board of Directors as of December 31, 2025 and 2024, and activity for the years then ended, are as follows:

	Number of Restricted Stock Awards	Weighted- Average Fair Value
Outstanding at January 1, 2024	136,371	$2.79
Granted	114,552	1.61
Converted to common stock	(136,371)	2.79
Outstanding at December 31, 2024	114,552	1.61
Granted	89,096	2.26
Converted to common stock	(114,552)	1.61
Outstanding at December 31, 2025	89,096	$2.26

Stock-based compensation expense for all awards, including expense associated with the equity-based awards granted to non-employee members of the Board of Directors, approximated $1,351 and $1,478 for 2025 and 2024, respectively. The income tax benefit recognized in the consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the jurisdiction where the expense was recognized.

NOTE 19 – RESEARCH AND DEVELOPMENT COSTS:

Expenditures relating to the development of new products, identification of products or process alternatives and modifications and improvements to existing products and processes are expensed as incurred. These expenses approximated $494 for 2025 and $441 for 2024.

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

Asbestos Claims

The following table reflects approximate information about the claims for the Asbestos Liability against Air & Liquid and the Corporation for the years ended December 31, 2025 and 2024 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	2025	2024
Total claims pending at the beginning of the period	6,363	6,310
New claims served	1,368	1,282
Claims dismissed	(1,581)	(637)
Claims settled	(627)	(592)
Total claims pending at the end of the period(1)	5,523	6,363
Administrative closures(2)	(2,775)	(3,082)
Total active claims pending at the end of the period	2,748	3,281
Gross settlement and defense costs paid (in 000’s)	$27,754	$24,573
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$12.57	$19.99
(1)
Included as “open claims” are approximately 1,643 and 1,638 claims in 2025 and 2024, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

In 2025, the Corporation updated its estimated Asbestos Liability. The methodology used to update the projection was substantially the same methodology employed previously, which has been accepted by numerous courts, and included the following factors:

•
interpretation of a widely accepted forecast of the population likely to have been exposed to asbestos;
•
epidemiological studies estimating the number of people likely to develop asbestos-related diseases;
•
analysis of the number of people likely to file an asbestos-related injury claim against Air & Liquid and the Corporation based on such epidemiological data and relevant claims history from January 1, 2022 to October 31, 2025;
•
analysis of pending cases, by type of injury claimed and jurisdiction where the claim is filed; and
•
analysis of claims resolution history from January 1, 2022 to October 31, 2025, to determine the average settlement value of claims, by type of injury claimed and jurisdiction of filing.

Based on these analyses, the Corporation recorded an undiscounted increase to its estimated Asbestos Liability of $25,096 for claims pending or projected to be asserted through the estimated final date by which the Corporation expects to have settled all asbestos-related claims and estimated defense costs associated with such claims. The increase is attributable to current year experience which is expected to continue including a higher resolved settlement value. The Corporation also recorded an undiscounted increase to its insurance receivable of $10,571 for the estimated insurance recoveries attributable to the claims for which the Asbestos Liability reserve has been established and for the portion of defense costs covered by the Settlement Agreements.

In connection with the Corporation’s review of the Asbestos Liability and the underlying assumptions in 2025, the Corporation revised its estimated defense-to-indemnity cost ratio from 55% to 50%. This change reduced the Asbestos Liability by $6,102 and insurance receivable by $3,929. Similarly, in connection with its review of the Asbestos Liability and the underlying assumptions in 2024, the Corporation revised its estimated defense-to-indemnity cost ratio from 60% to 55%. This change reduced the Asbestos Liability by $6,470 and the insurance receivable by $2,735.

The following table summarizes activity relating to the Asbestos Liability for the years ended December 31, 2025 and 2024.

	2025	2024
Asbestos Liability, beginning of the year	$207,092	$238,679
Settlement and defense costs paid	(27,754)	(24,573)
Effect from a lower defense-to-indemnity cost ratio	(6,102)	(6,470)
Change in estimated liability	25,096	(544)
Asbestos Liability, end of the year	$198,332	$207,092

The following table summarizes activity relating to insurance recoveries for the years ended December 31, 2025 and 2024.

	2025	2024
Insurance receivable – asbestos, beginning of the year	$139,295	$160,245
Settlement and defense costs paid by insurance carriers	(19,099)	(18,037)
Effect from a lower defense-to-indemnity cost ratio	(3,929)	(2,735)
Change in estimated coverage	10,571	(178)
Insurance receivable – asbestos, end of the year	$126,838	$139,295

The Corporation establishes an allowance for expected credit losses based on historical insolvency experience, expected time frame until collection of insurance claim and assessments of current creditworthiness of insurers. The insurance receivable does not assume any recovery from insolvent carriers. A substantial majority of the insurance recoveries deemed probable is from insurance companies rated A – (excellent) or better by A.M. Best Corporation. There can be no assurance, however, there will not be insolvencies among the relevant insurance carriers, or the assumed percentage recoveries for certain carriers will prove correct. At December 31, 2025 and 2024, the allowance for expected credit losses approximated $537 and $656, respectively.

The Corporation recognized asbestos-related costs of $12,352 and $(4,184) for 2025 and 2024, respectively, comprised of the following:

	2025	2024
Impact from changes in estimated Asbestos Liability, net of estimated insurance recoveries	$14,525	$(366)
Benefit from a lower defense-to-indemnity cost ratio	(2,173)	(3,735)
Proceeds from insolvent asbestos-related insurance carrier	—	(83)
Charge (credit) for asbestos-related costs	$12,352	$(4,184)

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

The Corporation intends to continue to evaluate the Asbestos Liability, related insurance receivable, the sufficiency of its allowance for expected credit losses, and the underlying assumptions on a regular basis to determine whether any adjustments to the estimates are required. Due to the uncertainties surrounding asbestos litigation and insurance recovery, these regular reviews may result in the Corporation adjusting its current reserve; however, the Corporation is currently unable to estimate such future adjustments. Adjustments, if any, to the Corporation’s estimate of the Asbestos Liability, insurance receivable and/or allowance for expected credit losses could be material to the operating results for the period in which the adjustments to the liability, receivable or allowance are recorded and to the Corporation’s consolidated financial position, results of operations and liquidity.

NOTE 21 – INCOME TAXES:

(Loss) income from operations before income taxes for the years ended December 31, 2025 and 2024 is summarized below. (Loss) income from operations before income taxes for certain foreign entities is classified differently for book reporting and income tax reporting purposes.

	2025	2024
Domestic	$(8,375)	$3,331
Foreign	(55,047)	1,715
(Loss) income from operations before income taxes	$(63,422)	$5,046

The income tax provision for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Current:
Federal	$13	$—
State	145	22
Foreign	1,173	2,414
Current income tax provision	1,331	2,436
Deferred:
Federal	(10,542)	1,176
State	(1,873)	549
Foreign	2,122	(1,959)
Increase in valuation allowance, net	9,082	493
Deferred income tax (benefit) provision	(1,211)	259
Total income tax provision	$120	$2,695

The foreign income tax provision for 2025 benefited from a lower statutory income tax rate on the earnings of the Corporation's majority-owned Chinese joint venture as a result of the joint venture qualifying as a high-tech enterprise (“HTE”). As an HTE, the earnings of the Chinese joint venture are taxed at a rate of 15% (versus 25%). The effect on the income tax provision was a benefit of $1,000 for 2025 when compared to the income tax provision for 2024.

The state income tax provision for 2025 consisted primarily of Georgia, North Carolina, Pennsylvania, and Virginia. The state income provision for 2024 consisted primarily of Pennsylvania and Virginia.

The difference between statutory U.S. federal income tax and the Corporation’s effective income tax for the years ended December 31, 2025 and 2024 was as follows:

	2025		2024
	Amount	Percent	Amount	Percent
U.S. federal income tax, computed at the statutory rate	$(13,319)	21.0%	$1,060	21.0%
State and local income taxes, net of federal tax benefit	(934)	1.5%	323	6.4%
Foreign tax effects:
China
Statutory tax rate difference from non-U.S. earnings	(288)	0.5%	209	4.1%
Research and development	(349)	0.6%	(190)	-3.8%
Changes in valuation allowance	57	-0.1%	(3)	-0.1%
Enacted changes in tax laws or rates	(695)	1.1%	—	0.0%
Other	24	0.0%	57	1.1%
United Kingdom
Statutory tax rate difference from non-U.S. earnings	(627)	1.0%	(312)	-6.2%
Changes in valuation allowance	(2,836)	4.5%	1,956	38.8%
Deconsolidation of UES-UK	16,534	-26.1%	—	0.0%
Other	10	0.0%	64	1.3%
Sweden
Statutory tax rate difference from non-U.S. earnings	12	0.0%	3	0.1%
Changes in valuation allowance	528	-0.8%	4	0.1%
Return-to-provision adjustments	114	-0.2%	169	3.3%
Other	118	-0.2%	17	0.3%
Other foreign jurisdictions	(31)	0.0%	33	0.7%
Changes in valuation allowances	10,934	-17.2%	(1,286)	-25.5%
Nontaxable or nondeductible items:
Stock-based compensation	161	-0.3%	279	5.5%
Deductible compensation limitation	216	-0.3%	112	2.2%
Worthless stock deduction of UES-UK	(8,088)	12.8%	—	0.0%
Deconsolidation of UES-UK	(1,471)	2.3%	—	0.0%
Other	36	-0.1%	35	0.7%
Other – net	14	0.0%	165	3.3%
Total income tax provision	$120	-0.2%	$2,695	53.4%

Income taxes paid, net of refunds, by jurisdiction as of December 31, 2025 and 2024 were as follows:

	2025	2024
U.S. Federal	$20	$592
U.S. State	35	(46)
Non-U.S.
Slovenia	1,217	862
China	545	1,103
Income tax payments, net of refunds	$1,817	$2,511

Deferred income tax assets and liabilities as of December 31, 2025 and 2024 are summarized in the following table. Unremitted earnings of the Corporation’s non-U.S. subsidiaries and affiliates are deemed to be permanently re-invested and, accordingly, no deferred income tax liability has been recorded. If the Corporation were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant.

	2025	2024
Assets:
Net operating loss – domestic	$23,518	$14,633
Net operating loss – foreign	6,271	10,514
Net operating loss – state	3,756	3,095
Asbestos-related liability	17,863	16,503
Sale-leaseback	10,880	10,510
Employment – related liabilities	4,657	5,330
Interest expense limitation	4,419	3,141
Pension liability – foreign	1,058	29
Pension liability – domestic	832	2,283
Unearned revenue	1,478	676
Inventory related	1,434	210
Impairment charge associated with investment in Anhui	963	958
Operating lease right-of-use liabilities	918	1,124
Capital loss carryforwards	—	189
Other	378	608
Gross deferred income tax assets	78,425	69,803
Valuation allowance	(51,110)	(41,019)
	27,315	28,784
Liabilities:
Depreciation	(19,868)	(24,190)
Operating lease assets	(918)	(1,124)
Intangible assets – finite life	(324)	(15)
Intangible assets – indefinite life	(471)	(430)
Estimated recovery - UES-UK	(1,650)	—
Other	(512)	(624)
Gross deferred income tax liabilities	(23,743)	(26,383)
Net deferred income tax assets	$3,572	$2,401

At December 31, 2025, the Corporation has U.S. federal net operating loss carryforwards of $111,952, which can be carried forward indefinitely but will be limited to 80% of the Corporation’s taxable income in any given year. Additionally, at December 31, 2025, the Corporation had state net operating loss carryforwards of $93,393, which begin to expire in 2026, and foreign net operating loss carryforwards of $30,328, which do not expire.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation’s anticipated future earnings in Sweden and the United States, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the consolidated balance sheet and a decrease to income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

Unrecognized tax benefits and changes in unrecognized tax benefits for the years ended December 31, 2025 and 2024 are insignificant. If the unrecognized tax benefits were recognized, the effect on the Corporation’s effective income tax rate would also be insignificant. The amount of penalties and interest recognized in the consolidated balance sheets as of December 31, 2025 and 2024 and in the consolidated statements of operations for 2025 and 2024 is insignificant.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA introduces multiple tax law and legislative changes, including modifications to income tax provisions such as business interest expense limitations, domestic research and development expenses and U.S. taxation of international earnings. It also reinstates 100% bonus depreciation for property acquired and placed into service on or after January 19, 2025. The Corporation has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable for the year ended December 31, 2025. Certain provisions of the OBBBA have effective dates after December 31, 2025. The Corporation will continue to evaluate the impact of these provisions on its future consolidated financial statements.

The Corporation is subject to taxation and files income tax returns in the United States, various states and foreign jurisdictions, and remains subject to examination by tax authorities for tax years 2022 – 2025.

NOTE 22 – ENVIRONMENTAL MATTERS:

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 as of December 31, 2025 and 2024.

NOTE 23 – RELATED PARTIES:

ATR periodically has loans outstanding with its minority shareholder. During 2025, no loans were outstanding. During 2024, $664 (RMB 4,713) of outstanding loans were repaid by December 31, 2024. Interest on borrowings accrued at the three-to-five-year loan interest rate set by the People’s Bank of China, which approximated 4.35% for the year ended December 31, 2024. Interest paid in 2024 approximated $2 (RMB 17). No interest was outstanding as of December 31, 2024.

ATR has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the years ended December 31, 2025 and 2024, were as follows:

	2025	2025	2024	2024
	USD	RMB	USD	RMB
Purchases from related parties	$8,832	63,441	$6,388	45,886
Sales to related parties	$17,626	126,615	$15,506	111,384

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture's shareholder and its affiliates, as of December 31, 2025 and 2024, were as follows:

	2025	2025	2024	2024
	USD	RMB	USD	RMB
Accounts receivable from related parties	$2,390	16,723	$1,839	13,422
Accounts payable to related parties	$69	481	$411	3,001

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payment provisions based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $122 (RMB 892) for each of the years ended December 31, 2025 and 2024, which is included in purchases from related parties.

Subsequent to the Filing Date, the Corporation had sales to and purchases from UES-UK to fulfill orders on existing customer contracts. These sales and purchases, which were in the ordinary course of business, for the post-deconsolidation period ended December 31, 2025, were follows:

Accounts receivable from UES-UK as of December 31, 2025	$—
Sales to UES-UK from the Filing Date to December 31, 2025	$260
Accounts payable to UES-UK as of December 31, 2025	$1,758
Purchases from UES-UK from the Filing Date to December 31, 2025	$4,316

NOTE 24 – BUSINESS SEGMENTS:

The Corporation organizes its business into two operating segments: FCEP and ALP.

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, the oil and gas industry, and the aluminum and plastic extrusion industries. The segment has operations in the United States, Sweden, and Slovenia and equity interests in two joint venture companies in China. Collectively, the segment primarily competes with European, Asian, North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Net sales by product line for the years ended December 31, 2025 and 2024 are outlined below.

	Net Sales by Product Line
	2025	2024
Forged and Cast Engineered Products:
Forged and cast mill rolls	$274,257	$273,036
Forged engineered products	18,351	13,529
Total	292,608	286,565
Air and Liquid Processing:
Air handling systems	50,028	46,439
Heat exchange coils	48,451	45,237
Centrifugal pumps	43,079	40,064
Total	141,558	131,740
Consolidated total	$434,166	$418,305

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

Summarized financial information concerning the Corporation’s reportable segments is shown in the following tables.

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	FCEP	ALP	Total	FCEP	ALP	Total
Net sales(1)	$292,608	$141,558	$434,166	$286,565	$131,740	$418,305
Less:(2)
Cost of products sold (excluding depreciation and amortization)(3)	243,180	111,024		232,400	104,409
Selling and administrative	25,382	14,798		26,047	14,648
Depreciation and amortization	20,600	1,185		17,602	1,009
Charge (credit) for asbestos-related costs, net(4)	—	12,352		—	(4,184)
Deconsolidation Charge	41,424	—		—	—
Severance charge	6,266	—		—	—
Loss on disposal of assets	435	54		22	—
Segment (loss) income from operations(5)	$(44,679)	$2,145	(42,534)	$10,494	$15,858	26,352
Reconciliation to (loss) income before income taxes
Other income - net (6)			2,426			4,497
Interest expense			(11,369)			(11,620)
Unallocated corporate costs(7)			(11,945)			(14,183)
(Loss) income before income taxes			$(63,422)			$5,046

(1)
For the FCEP segment, one customer accounted for approximately 10% of its net sales in 2025 and another customer accounted for approximately 11% of its net sales in 2024. For the ALP segment, one customer accounted for approximately 12% of its net sales in 2025 and no customers exceeded 10% of its net sales in 2024.
(2)
The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.
(3)
Costs of products sold (excluding depreciation and amortization) for 2025 includes employee-retention credits, which are refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic received from the Internal Revenue Service (the “Employee-Retention Credits”) of $735 for the FCEP ($456) and ALP ($279) segments.
(4)
For 2025, the charge for asbestos-related costs represents primarily an increase in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 55% to 50%. For 2024, the credit for asbestos-related costs represents primarily a decrease in the estimated settlement costs of pending and future asbestos claims, net of additional insurance recoveries, and a benefit from the reduction in the estimated defense-to-indemnity cost ratio from 60% to 55%.
(5)
FCEP segment loss from operations for 2025 includes the Exit Charges of $10,790 associated with exiting UES-UK and closing AUP.
(6)
Other income, net includes investment-related income, net pension and other postretirement income, losses on foreign exchange transactions, unrealized gains on Rabbi trust investments, and other items not included in the definition of segment (loss) income from operations.
(7)
Unallocated corporate costs represent the operating expenses of the corporate office and other costs not allocated to the segments.

	Capital Expenditures		Depreciation and Amortization Expense		Identifiable Assets(2)
	2025	2024	2025	2024	2025	2024
Forged and Cast Engineered Products(1)	$6,057	$7,166	$20,600	$17,602	$272,303	$289,129
Air and Liquid Processing	3,333	5,028	1,185	1,009	215,833	230,171
Corporate	15	—	—	—	7,219	11,596
Consolidated total	$9,405	$12,194	$21,785	$18,611	$495,355	$530,896

	Long-lived Assets(3)		Net Sales by Geographic Area(4)		(Loss) Income Before Income Taxes
Geographic Areas:	2025	2024	2025	2024	2025	2024
United States(5)	$211,461	$235,785	$258,230	$259,289	$(7,202)	$3,424
Foreign(6)	40,376	55,473	175,936	159,016	(56,220)	1,622
Consolidated total	$251,837	$291,258	$434,166	$418,305	$(63,422)	$5,046

(1)
Depreciation and amortization expense for 2025 includes accelerated depreciation of $3,327 associated with exiting UES-UK and closing AUP.
(2)
Identifiable assets for the FCEP segment include investments in joint ventures of $835 at December 31, 2025 and $2,175 at December 31, 2024. The decrease represents the Corporation's interest, through UES-UK, in Gongchang which became as asset of the Administrators as of the Filing Date. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $126,838 and $139,295 at December 31, 2025 and 2024, respectively. Identifiable assets for Corporate represent primarily cash and cash equivalents and other items not allocated to reportable segments.
(3)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the United States include noncurrent asbestos-related insurance receivables of $107,838 and $124,295 at December 31, 2025 and 2024, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(4)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of consolidated net sales for each of the years. The majority of foreign sales are attributable to the FCEP segment.
(5)
In 2025, loss before income taxes for the United States includes a charge for asbestos-related costs of $12,352 and Exit Charges of $1,480 offset by the estimated recovery by the lenders under the Credit Agreement, if any, after the costs and expenses of the Structured Insolvency of $7,500, and the Employee-Retention credits of $735. In 2024, income before income taxes for the United States includes a credit for asbestos-related costs of $(4,184).
(6)
Loss before income taxes for foreign for 2025 includes a portion of the Deconsolidation Charge approximating $48,924 (representing the write-off of the investment in UES-UK, including cash on hand, and the other comprehensive losses) and Exit Charges of $9,310.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Ampco-Pittsburgh Corporation

Carnegie, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ampco-Pittsburgh Corporation (the “Corporation”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos Liabilities and Related Insurance Receivables

As described in Notes 1 and 20 to the Corporation’s consolidated financial statements, the Corporation has accrued asbestos liabilities of $198.3 million ($28.0 million current and $170.3 million long term) and recorded asbestos-related insurance receivables of $126.8 million ($19.0 million current and $107.8 million noncurrent) as of December 31, 2025. These liabilities and insurance receivables relate to claims that have been asserted alleging personal injury from exposure to asbestos-containing components historically used in certain products manufactured by predecessors of the Corporation’s Air & Liquid Systems Corporation. The Corporation utilizes third-party experts to assist in developing (i) an estimate of the asbestos liability for the probable pending and future claims over the period that the Corporation believes it can reasonably estimate such claims and (ii) an estimate of the insurance receivable for the insurance proceeds expected to be received under existing policies associated with the asbestos liabilities.

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
•
Testing the insurance policies for existence and coverage amounts including independent confirmation of new and amended policies and the related settlement agreements directly with insurance carriers;
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

March 16, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not experience any changes in, or disagreements with its accountants on, accounting and financial disclosure during the period covered.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on those criteria and management’s assessment, management, including the principal executive officer and principal financial officer, concluded the Corporation’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting. There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required for Item 11 is contained under the captions “Director Compensation,” “Compensation Discussion and Analysis (“CD&A”),” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Retirement Benefits,” “Potential Payments upon Termination, Resignation or Change in Control,” and “Report of the Compensation Committee” of the Proxy Statement and is incorporated by reference.

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

	3.1	Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

	3.2	Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

	3.3	Amended and Restated By-laws, effective June 4, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

	4.1	Form of Common Stock Certificate, incorporated by reference to Registration Statement on Form S-3 filed on January 19, 2018.

†	4.2	Description of Securities.

10.1

Second Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated June 25, 2025, by and among Air & Liquid Systems Corporation, Union Electric Steel Corporation, Alloys Unlimited and Processing, LLC, Akers National Roll Company, Åkers Sweden AB, Åkers AB, Union Electric Steel UK Limited, the financial institutions which are or which become a party thereto, and PNC Bank, National Association, as agent for lenders, incorporate by reference to Current Report on Form 8-K filed June 27, 2025.

10.2

Amended and Restated Master Lease Agreement between Union Electric Steel Corporation and Store Capital Acquisitions, LLC, dated August 30, 2022, incorporated by reference to Current Report on Form 8-K filed on September 2, 2022.

10.3

Amended and Restated Unconditional Guaranty of Payment and Performance between Ampco-Pittsburgh Corporation and Store Capital Acquisitions, LLC, dated August 30, 2022, incorporated by reference to Current Report on Form 8-K filed on September 2, 2022.

	10.4

Master Loan and Security Agreement between Union Electric Steel Corporation and Clarus Capital Funding I, LLC, dated September 29, 2022, incorporated by reference to Current Report on Form 8-K filed on October 4, 2022.

	10.5	Guaranty made by Ampco-Pittsburgh Corporation to Clarus Capital Funding I, LLC, and dated September 29, 2022, incorporated by reference to Current Report on Form 8-K filed on October 4, 2022.

	10.6

Amendment to Progress Payment Authorizations by and between Union Electric Steel Corporation and Clarus Capital Funding, LLC, incorporated by reference to Quarterly Report on Form 10-Q filed on August 9, 2023.

*	10.7	Ampco-Pittsburgh Corporation 2016 Omnibus Incentive Plan (as Amended and Restated), incorporated by reference to Quarterly Report on Form 10-Q filed May 12, 2025.

*	10.8	Form of Notice of Grant of Restricted Stock Unit Award (Time-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

*	10.9	Form of Notice of Grant of Restricted Stock Unit Award (Performance-Vesting), incorporated by reference to Annual Report on Form 10-K filed on March 16, 2017.

*	10.10	Form of Notice of Grant of Restricted Stock Unit Award (Share Price Performance), incorporated by reference to Amendment No. 1 to Quarterly Report Registration Statement on S-8 filed on May 18, 2023.

*	10.11

Offer Letter by and between Ampco-Pittsburgh Corporation and J. Brett McBrayer, dated June 16, 2018, incorporated by reference to Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on August 17, 2018.

*	10.12

Amendment No. 1 to Offer Letter, dated August 10, 2021, by and between Ampco-Pittsburgh Corporation and J. Brett McBrayer, incorporated by reference to Current Report on Form 8-K filed on August 13, 2021.

*	10.13

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

*	10.15	Change in Control Agreement by and between Ampco-Pittsburgh Corporation and Michael G. McAuley, dated April 25, 2016, incorporated by reference to Current Report on Form 8-K filed on April 25, 2016.

*	10.16

Amended and Restated Change in Control Agreement by and among Ampco-Pittsburgh Corporation, Union Electric Steel Corporation and Samuel C. Lyon, dated August 8, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

*	10.17

Amended and Restated Change in Control Agreement by and among Ampco-Pittsburgh Corporation, Air & Liquid Systems Corporation and David Anderson, dated August 8, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

*	10.18	Ampco-Pittsburgh Corporation Executive Severance Plan, effective as of June 21, 2018, incorporated by reference to Current Report on Form 8-K filed on June 27, 2018.

*	10.19	Ampco-Pittsburgh Corporation Non-Employee Director Compensation Policy, effective as of May 5, 2022, incorporated by reference to Current Report on Form 8-K filed on May 9, 2022.

	10.20

Cooperation Agreement, dated March 31, 2023 by and among Ampco-Pittsburgh Corporation, Ancora Holdings Group, LLC and the other entities and natural persons party thereto, incorporated by reference to Current Report on Form 8-K filed on March 31, 2023.

	10.21

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

	10.22

Form of indemnification agreement entered into with certain officers of Ampco-Pittsburgh, UES and ALS on October 13, 2025, incorporated by reference to Current Report on Form 8-K filed on October 15, 2025.

	19	Ampco-Pittsburgh Corporation Amended and Restated Insider Trading Policy, incorporated by reference to Annual Report on Form 10-K filed on March 17, 2025.

†	21	Significant Subsidiaries.

†	23.1	Consent of BDO USA, P.C.

†	31.1	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

†	31.2	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

††	32.1	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

††	32.2	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

	97	Ampco-Pittsburgh Corporation Amended and Restated Clawback Policy.

**	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

**	101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

**	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed herewith

†† Furnished herewith

* Management contracts, compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

** Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL (Extensible Business Reporting Language) as of and for the year ended December 31, 2025: (i) the Consolidated Statement of Operations, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Loss, (v) the Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2026	AMPCO-PITTSBURGH CORPORATION
	By:	/s/ J. Brett McBrayer
		Name:	J. Brett McBrayer
		Title:	Chief Executive Officer

Each person whose individual signature follows hereby authorizes and appoints J. Brett McBrayer and David G. Anderson, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Brett McBrayer	Director and Chief Executive Officer (Principal Executive Officer)	March 16, 2026
J. Brett McBrayer

/s/ David G. Anderson	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2026
David G. Anderson

/s/ James J. Abel	Director	March 16, 2026
James J. Abel

/s/ Robert A. DeMichiei	Director	March 16, 2026
Robert A. DeMichiei

/s/ Elizabeth A. Fessenden	Director	March 16, 2026
Elizabeth A. Fessenden

/s/ Michael I. German	Director	March 16, 2026
Michael I. German

/s/ William K. Lieberman	Director	March 16, 2026
William K. Lieberman

/s/ Darrell L. McNair	Director	March 16, 2026
Darrell L. McNair

/s/ Laurence E. Paul	Director	March 16, 2026
Laurence E. Paul