Form 10-Q
period 2026-03-31
AMPCO PITTSBURGH CORP
filed 2026-05-12
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On May 7, 2026, 20,326,389 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,226	$10,703
Trade receivables, less allowance for credit losses of $321 as of March 31, 2026 and $242 as of December 31, 2025	93,581	78,981
Trade receivables from related parties	2,597	2,390
Inventories	105,090	104,431
Insurance receivable – asbestos	19,000	19,000
Contract assets	7,315	9,790
Estimated recovery - UES-UK (Note 2)	5,370	7,500
Other current assets	6,883	6,825
Total current assets	249,062	239,620
Property, plant and equipment, net	126,318	129,133
Operating lease right-of-use assets	4,640	4,673
Insurance receivable – asbestos, less allowance for credit losses of $537 as of March 31, 2026 and December 31, 2025	103,571	107,838
Deferred income tax assets	3,896	3,898
Intangible assets, net	4,459	4,631
Investments in joint ventures	835	835
Other noncurrent assets	4,426	4,727
Total assets	$497,207	$495,355
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,167	$46,268
Accounts payable to related parties	773	1,827
Accrued payrolls and employee benefits	15,246	13,357
Debt – current portion	18,788	15,723
Operating lease liabilities – current portion	946	946
Asbestos liability – current portion	28,000	28,000
Customer-related liabilities	21,758	16,522
Other current liabilities	7,416	7,816
Total current liabilities	142,094	130,459
Employee benefit obligations	20,447	21,841
Asbestos liability	164,969	170,332
Long-term debt	115,307	117,903
Noncurrent operating lease liabilities	3,694	3,727
Deferred income tax liabilities	332	326
Other noncurrent liabilities	2,788	2,804
Total liabilities	449,631	447,392
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 20,237 shares as of March 31, 2026 and December 31, 2025	20,237	20,237
Additional paid-in capital	179,524	179,232
Retained deficit	(139,493)	(138,626)
Accumulated other comprehensive loss	(28,944)	(28,204)
Total Ampco-Pittsburgh shareholders’ equity	31,324	32,639
Noncontrolling interest	16,252	15,324
Total shareholders’ equity	47,576	47,963
Total liabilities and shareholders’ equity	$497,207	$495,355

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales:
Net sales	$103,131	$99,226
Net sales to related parties	5,196	5,039
Total net sales	108,327	104,265
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	86,755	82,104
Selling and administrative	13,884	13,659
Depreciation and amortization	4,258	4,636
Deconsolidation Charge (Note 2)	875	—
(Gain) loss on disposal of assets	(7)	16
Total operating costs and expenses	105,765	100,415
Income from operations	2,562	3,850
Other expense – net:
Interest expense	(2,723)	(2,726)
Other income – net	596	826
Total other expense – net	(2,127)	(1,900)
Income before income taxes	435	1,950
Income tax provision	(585)	(59)
Net (loss) income	(150)	1,891
Less: Net income attributable to noncontrolling interest	717	749
Net (loss) income attributable to Ampco-Pittsburgh	$(867)	$1,142

Net (loss) income per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06

Weighted-average number of common shares outstanding:
Basic	20,237	19,980
Diluted	20,237	20,167

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(150)	$1,891
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	(563)	4,125
Unrecognized employee benefit costs (including effects of foreign currency translation)	6	(399)
Fair value of cash flow hedges	163	780
Reclassification adjustments for items included in net (loss) income:
Amortization of unrecognized employee benefit costs	(67)	(65)
Settlement of cash flow hedges	(68)	(59)
Other comprehensive (loss) income	(529)	4,382
Comprehensive (loss) income	(679)	6,273
Less: Comprehensive income attributable to noncontrolling interest	928	820
Comprehensive (loss) income attributable to Ampco-Pittsburgh	$(1,607)	$5,453

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Three Months Ended March 31, 2026
Balance at January 1, 2026	$20,237	$179,232	$(138,626)	$(28,204)	$15,324	$47,963
Stock-based compensation		292				292
Comprehensive income (loss):
Net (loss) income			(867)		717	(150)
Other comprehensive (loss) income				(740)	211	(529)
Comprehensive income (loss)					928	(679)
Balance at March 31, 2026	$20,237	$179,524	$(139,493)	$(28,944)	$16,252	$47,576

Three Months Ended March 31, 2025
Balance at January 1, 2025	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091
Stock-based compensation		306				306
Comprehensive income:
Net income			1,142		749	1,891
Other comprehensive income				4,311	71	4,382
Comprehensive income					820	6,273
Balance at March 31, 2025	$19,980	$178,604	$(71,417)	$(62,525)	$13,028	$77,670

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net cash flows provided by (used in) operating activities	$1,647	$(5,280)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,385)	(2,200)
Proceeds from government grants, used for purchase of equipment	—	323
Proceeds from sale of property, plant and equipment	10	—
Purchases of long-term marketable securities	(2)	(2)
Proceeds from sale of long-term marketable securities	144	168
Net cash flows used in investing activities	(3,233)	(1,711)

Cash flows provided by (used in) financing activities:
Proceeds from revolving credit facility	3,041	4,666
Payments on revolving credit facility	(1,500)	(5,666)
Repayment of debt principal	(1,359)	(727)
Net cash flows provided by (used in) financing activities	182	(1,727)

Effect of exchange rate changes on cash and cash equivalents	(73)	420

Net decrease in cash and cash equivalents	(1,477)	(8,298)
Cash and cash equivalents at beginning of period	10,703	15,427
Cash and cash equivalents at end of period	$9,226	$7,129

Supplemental information:
Income tax payments (net of refunds)	$464	$487
Interest payments	$2,301	$2,331

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,640	$310
Finance lease right-of-use assets exchanged for lease liabilities	$—	$23
Operating lease right-of-use assets exchanged for lease liabilities	$137	$633

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of March 31, 2026 and the unaudited condensed consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the three months ended March 31, 2026 and 2025, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results expected for the full year.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s latest Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-6, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. The guidance modifies when an organization begins capitalizing internal use software costs. The Corporation adopted the standard January 1, 2026. ASU 2025-6 did not have an effect on the Corporation's condensed consolidated financial statements as of the date of adoption.

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

Note 2 - UES-UK

On October 14, 2025, (the “Filing Date”), the Directors of Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, filed a Notice of Appointment with the High Court of Justice, Business and Property Courts at Leeds formally appointing certain insolvency practitioners of FRP Advisory Trading Limited as administrators of UES-UK (collectively, the “Administrators”). This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”).

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the condensed consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. As of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), if any, after the costs and expenses of the Structured Insolvency, since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement (the “Estimated Recovery”).

As of December 31, 2025, the Estimated Recovery equaled $7,500. In January 2026, the Administrators distributed $1,255, which was returned to the lenders under the Credit Agreement and reduced the Corporation's balance outstanding under the Credit Agreement. As of March 31, 2026, the Corporation evaluated the collectability of the remaining Estimated Recovery and, based on updated information received from the Administrators including lower funds expected to be available for future distributions, reduced the Estimated Recovery by $875 which is recognized as a Deconsolidation Charge in the accompanying condensed consolidated statements of operations.

Changes in the Estimated Recovery for the three months ended March 31, 2026 were as follows:

Three Months Ended March 31, 2026
Balance at beginning of the period	$7,500
Cash received	(1,255)
Change in the Estimated Recovery	(875)
Balance at end of the period	$5,370

The Corporation will continue to evaluate the collectability of the Estimated Recovery and will adjust the Estimated Recovery based on facts and circumstances at each reporting date. If it is determined the Estimated Recovery is expected to be lower than currently estimated, then the Estimated Recovery would be reduced and a charge to net (loss) income would be recorded. Similarly, if it is determined the Estimated Recovery is expected to be higher than currently estimated, then the Estimated Recovery would be increased and a credit to net (loss) income would be recorded. Any recovery will be distributed in the order of priority set forth in the Insolvency Act 1986.

Note 3 – Inventories

At March 31, 2026 and December 31, 2025, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	March 31, 2026	December 31, 2025
Raw materials	$38,230	$38,766
Work-in-process	40,891	39,930
Finished goods	19,198	19,069
Supplies	6,771	6,666
Inventories	$105,090	$104,431

Note 4 – Contract Assets

Changes in contract assets were comprised of the following:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$9,790	$8,486
Satisfaction of existing contracts	(18,705)	(16,323)
Additional revenue earned on new and existing contracts	16,267	13,236
Other, primarily changes in foreign currency exchange rates	(37)	90
Balance at end of the period	$7,315	$5,489

Note 5 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	March 31, 2026	December 31, 2025
Land and land improvements	$9,216	$9,321
Buildings and leasehold improvements	69,934	70,319
Machinery and equipment	347,194	347,030
Construction-in-progress	6,903	6,088
Other	6,447	6,447
	439,694	439,205
Accumulated depreciation and amortization	(313,376)	(310,072)
Property, plant and equipment, net	$126,318	$129,133

Certain property, plant and equipment are held as collateral including:

•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at March 31, 2026, purchased with proceeds from the equipment finance facility (Note 8), are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,510 are included in the sale-leaseback financing transactions and Disbursement Agreement (Note 8). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales, the assets remain recorded on the Corporation’s condensed consolidated balance sheets.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility and Equipment Term Notes (Note 8).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,557 and $1,858, respectively, as of March 31, 2026 and $3,795 and $1,966, respectively, at December 31, 2025.

Depreciation expense approximated $4,200 and $4,550, including depreciation of assets under finance leases of approximately $94 and $77, for the three months ended March 31, 2026 and 2025, respectively.

Note 6 – Intangible Assets

Intangible assets were comprised of the following:

	March 31, 2026	December 31, 2025
Customer relationships	$4,284	$5,743
Developed technology	4,063	4,136
Trade name	2,335	2,395
	10,682	12,274
Accumulated amortization	(6,223)	(7,643)
Intangible assets, net	$4,459	$4,631

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the periods is due to changes in foreign currency exchange rates. Changes in intangible assets consisted of the following:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$4,631	$4,255
Amortization of intangible assets	(58)	(86)
Other, primarily impact from changes in foreign currency exchange rates	(114)	325
Balance at end of the period	$4,459	$4,494

Note 7 – Customer-Related Liabilities

Customer-related liabilities as of March 31, 2026 and December 31, 2025 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$5,350	$5,423
Satisfaction of warranty claims	(226)	(855)
Provision for warranty claims, net	665	237
Other, primarily impact from changes in foreign currency exchange rates	(145)	253
Balance at end of the period	$5,644	$5,058

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

Changes in customer deposits consisted of the following:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of the period	$12,707	$21,503
Satisfaction of performance obligations	(4,827)	(9,836)
Receipt of additional deposits	9,618	11,369
Other, primarily impact from changes in foreign currency exchange rates	(8)	49
Balance at end of the period	17,490	23,085
Deposits - Other noncurrent liabilities	(2,700)	(2,746)
Deposits - Customer-related liabilities	$14,790	$20,339

Note 8 – Debt

Borrowings were comprised of the following:

	March 31, 2026	December 31, 2025
Revolving credit facility	$53,760	$52,219
Sale-leaseback financing obligations	46,475	46,296
Equipment financing facility	14,066	14,633
Equipment Term Notes	9,416	9,898
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,187	1,389
Outstanding borrowings	134,095	133,626
Debt – current portion	(18,788)	(15,723)
Long-term debt	$115,307	$117,903

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”), swing loans under the revolving credit facility and principal payments due during the next 12 months. Although the IRBs begin to become due in late 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. By definition, swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loan balance outstanding was $4,260 and $1,219 at March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026, the Corporation had outstanding borrowings under the Revolving Credit Facility of $53,760. The average interest rate under the Revolving Credit Facility and, for 2025, the previous revolving credit and security agreement approximated 6.44% and 7.03% for the three months ended March 31, 2026 and 2025, respectively. The Corporation also utilizes a portion of the Revolving Credit Facility for letters of credit (Note 10). As of March 31, 2026, the remaining availability under the Revolving Credit Facility approximated $30,825, net of standard availability reserves. Debt issuance costs of $891 were incurred in 2025 related to amending the Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Revolving Credit Facility are collateralized by a first priority perfected security interest in substantially all of the accounts receivable and inventories of the Corporation and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of March 31, 2026.

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

At March 31, 2026, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,795, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will equal the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of March 31, 2026.

The effective interest rate approximated 8.32% and 8.26% for the three months ended March 31, 2026 and 2025, respectively.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES could borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of its locations. Each borrowing constituted a secured loan transaction (each, a “Term Note”). Each Term Note has a term of 84 months. As of March 31, 2026, monthly payments of principal and interest approximate $293, which continue through mid-2031.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.55% and 8.65% for the three months ended March 31, 2026 and 2025, respectively. Each Term Note is secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

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

Borrowings under the Equipment Term Notes bear interest at SOFR plus an applicable margin ranging between 3.00% and 3.50%. The effective interest rate approximated 7.30% for the three months ended March 31, 2026. The Equipment Term Notes are secured by certain equipment of the Corporation that secured the previous revolving credit facility.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing November 1, 2027, interest at a floating rate which averaged 3.72% and 4.43% for the three months ended March 31, 2026 and 2025, respectively, and (ii) $2,075 tax-exempt IRB maturing March 1, 2029, interest at a floating rate which averaged 2.39% and 2.97% for the three months ended March 31, 2026 and 2025, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 9 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Three Months Ended March 31,
	2026	2025
U.S. defined benefit pension plans	$598	$796
U.S. nonqualified defined benefit pension plans (e.g. payments)	$167	$192
Foreign defined benefit pension plans	$77	$106
Other postretirement benefits (e.g., net payments)	$69	$85
Foreign defined contribution pension plans	$60	$70
U.S. defined contribution plan	$472	$854

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended March 31,
U.S. Defined Benefit Pension Plans (a)	2026	2025
Service cost	$5	$7
Interest cost	1,989	2,249
Expected return on plan assets	(2,493)	(2,871)
Amortization of actuarial loss	266	142
Net benefit income	$(233)	$(473)

(a) Includes the nonqualified defined benefit pension plans.

	Three Months Ended March 31,
Foreign Defined Benefit Pension Plans(b)	2026	2025
Service cost	$9	$26
Interest cost	48	457
Expected return on plan assets	—	(525)
Amortization of prior service credit	—	(70)
Amortization of actuarial loss	3	197
Net benefit expense	$60	$85

(b) Includes UES-UK for the three months ended March 31, 2025.

	Three Months Ended March 31,
Other Postretirement Benefit Plans	2026	2025
Service cost	$34	$42
Interest cost	88	90
Amortization of prior service credit	(256)	(256)
Amortization of actuarial gain	(80)	(78)
Net benefit income	$(214)	$(202)

Note 10 – Commitments and Contingent Liabilities

As of March 31, 2026:

•
Outstanding standby and commercial letters of credit and bank guarantees equaled $11,855, of which more than half serves as collateral for the IRB debt,
•
Outstanding surety bonds approximated $3,562 (SEK 33,900), which guarantee certain pension commitments of certain of the Corporation’s foreign subsidiaries under a credit insurance arrangement, and
•
Outstanding Corporate guarantees approximated $1,681 (SEK 16,000), which guarantee certain obligations of one of the Corporation's foreign subsidiaries with its local banking partner.

At March 31, 2026, commitments for future capital expenditures approximated $8,400, which is expected to be spent over the next 12-18 months.

See Note 12 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the three months ended March 31, 2026 and 2025 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2026	$863	$(29,405)	$116	$(28,426)	$(222)	$(28,204)
Net change	(563)	(61)	95	(529)	211	(740)
Balance at March 31, 2026	$300	$(29,466)	$211	$(28,955)	$(11)	$(28,944)

Balance at January 1, 2025	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)
Net change	4,125	(464)	721	4,382	71	4,311
Balance at March 31, 2025	$(23,566)	$(40,320)	$619	$(63,267)	$(742)	$(62,525)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net (loss) income.

	Three Months Ended March 31,
	2026	2025
Amortization of unrecognized employee benefit costs:
Other loss – net	$(67)	$(65)
Income tax effect	—	—
Net of tax	$(67)	$(65)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(6)	$(6)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(64)	(55)
Total before income tax	(70)	(61)
Income tax effect	2	2
Net of tax	$(68)	$(59)

The income tax effect associated with the various components of other comprehensive (loss) income for the three months ended March 31, 2026 and 2025 is summarized below. Amounts in parentheses represent credits to net (loss) income when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended March 31,
	2026	2025
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—
Fair value of cash flow hedges	$6	$21
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$—	$—
Settlement of cash flow hedges	$2	$2

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March 2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain was reclassified to earnings throughout 2025 as the projected sales occurred. At March 31, 2026, approximately 67%, or $1,192, of anticipated aluminum purchases over the next eight months are hedged. At March 31, 2025, approximately 50%, or $394, of anticipated aluminum purchases over the next four months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At March 31, 2026, the Corporation has purchase commitments covering approximately 25%, or $680, of anticipated natural gas usage through December 31, 2026 for one of its subsidiaries and approximately 36%, or $1,678, of anticipated electricity usage through December 31, 2027 for another one of its subsidiaries. At March 31, 2025, the Corporation had purchase commitments covering approximately 26%, or $1,198, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 32%, or $945 of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $549 and $1,124 for the three months ended March 31, 2026 and 2025, respectively.

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

Gains on foreign exchange transactions included in other income – net equaled $205 and 221 for the three months ended March 31, 2026 and 2025, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of March 31, 2026 and 2025 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive (loss) income or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

	Beginning of the Period	Recognized	Reclassified	End of the Period
Three Months Ended March 31, 2026
Foreign currency purchase contracts	$27	$—	$6	$21
Futures contracts – copper and aluminum	89	163	62	190
	$116	$163	$68	$211
Three Months Ended March 31, 2025
Foreign currency purchase contracts	$54	$—	$6	$48
Futures contracts – copper and aluminum	(156)	780	53	571
	$(102)	$780	$59	$619

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain in Statements	Estimated to be Reclassified in the Next 12 Months	Three Months Ended March 31,
	of Operations		2026	2025
Foreign currency purchase contracts	Depreciation and amortization	$21	$6	$6
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$196	$64	$55

Note 13 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of March 31, 2026
Investments
Other noncurrent assets	$2,597	$—	$—	$2,597

As of December 31, 2025
Investments
Other noncurrent assets	$2,802	$—	$—	$2,802

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three months ended March 31, 2026 and 2025, equaled $292 and $306, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for the Asbestos Liability against Air & Liquid and the Corporation for the three months ended March 31, 2026 and 2025 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Three Months Ended March 31,
	2026	2025
Total claims pending at the beginning of the period	5,523	6,363
New claims served	409	321
Claims dismissed	(24)	(108)
Claims settled	(84)	(171)
Total claims pending at the end of period (1)	5,824	6,405
Administrative closures (2)	(2,926)	(3,320)
Total active claims at the end of the period	2,898	3,085
Gross settlement and defense costs paid in period (in 000’s)	$5,363	$6,775
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$49.66	$24.28
(1)
Included as “total claims pending” are approximately 1,641 and 1,637 claims at March 31, 2026 and 2025, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

The following table summarizes activity relating to the Asbestos Liability for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Asbestos liability, beginning of the year	$198,332	$207,092
Settlement and defense costs paid	(5,363)	(6,775)
Asbestos liability, end of the period	$192,969	$200,317

The following table summarizes activity relating to insurance recoveries for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Insurance receivable – asbestos, beginning of the year	$126,838	$139,295
Settlement and defense costs paid by insurance carriers	(4,267)	(4,408)
Insurance receivable – asbestos, end of the period	$122,571	$134,887

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at March 31, 2026 and December 31, 2025.

Note 17 – Related Parties

Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2026	2025	2025
	USD	RMB	USD	RMB
Purchases from related parties	$2,487	17,232	$2,076	15,089
Sales to related parties	$5,196	36,001	$5,039	36,621

Purchases from related parties are included in costs of products sold (excluding depreciation and amortization) and selling and administrative on the condensed consolidated statements of operations or inventories on the condensed consolidated balance sheet.

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	March 31, 2026	December 31, 2025	December 31, 2025
	USD	RMB	USD	RMB
Accounts receivable from related parties	$2,597	17,766	$2,390	16,723
Accounts payable to related parties	$636	4,394	$69	481

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payments based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $31 (RMB 223) for each of the three months ended March 31, 2026 and 2025, which is included in purchases from related parties.

For the three months ended March 31, 2026, the Corporation had purchases from UES-UK to fulfill orders on existing customer contracts. These purchases, which were in the ordinary course of business, for the three months ended March 31, 2026, were as follows:

Three Months Ended March 31, 2026

Purchases from UES-UK	$1,723

Purchases from UES-UK are included in costs of products sold (excluding depreciation and amortization) on the condensed consolidated statement of operations for the three months ended March 31, 2026.

Balances outstanding with UES-UK were as follows:

	March 31, 2026	December 31, 2025
Accounts payable to UES-UK	$137	$1,758

Note 18 – Business Segments

The FCEP segment produces forged hardened steel rolls, cast rolls and forged engineered products (“FEP”). Forged hardened steel rolls are used primarily in hot and cold rolling mills by producers of steel, aluminum and other metals. Cast rolls, which are produced in a variety of iron and steel qualities, are used mainly in hot strip mills, medium/heavy section mills, roughing mills, and plate mills. FEP principally are sold to customers in the steel distribution market, oil and gas industry and aluminum and plastic extrusion industries. The segment has operations in the United States, Sweden, Slovenia, and equity interests in two joint venture companies in China. Collectively, the segment primarily competes with European, Asian and North American and South American companies in both domestic and foreign markets and distributes a significant portion of its products through sales offices located throughout the world.

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

Net sales by product line for the three months ended March 31, 2026 and 2025 are outlined below.

	Three Months Ended March 31,
	2026	2025
Net sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$66,368	$68,622
FEP	4,441	3,665
Forged and Cast Engineered Products	70,809	72,287

Air and Liquid Processing
Air handling systems	13,043	10,628
Heat exchange coils	13,068	11,525
Centrifugal pumps	11,407	9,825
Air and Liquid Processing	37,518	31,978
Total Reportable Segments	$108,327	$104,265

The accounting policies for each segment are the same as those described in Item 8, Financial Statements and Supplementary Data, in Part II of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. The Corporation's Chief Executive Officer is the Corporation’s CODM.

The Corporation measures each segment’s profitability based on income from operations, which excludes interest expense, other income and expense items and Corporate costs. Along with other measures, the CODM uses segment income from operations when assessing segment performance and when making decisions to allocate financial resources between segments, primarily through periodic budgeting and segment performance reviews.

Summarized financial information for the Corporation’s reportable segments is shown in the following tables.

	Three Months Ended March 31,
	2026			2025
	FCEP	ALP	Total	FCEP	ALP	Total
Net sales	$70,809	$37,518	$108,327	$72,287	$31,978	$104,265
Less:(1)
Cost of products sold (excluding depreciation and amortization)	59,191	27,564		57,613	24,491
Selling and administrative	5,920	4,235		6,385	3,725
Depreciation and amortization	3,924	327		4,368	268
(Gain) loss on disposal of assets	(7)	—		16	—
Deconsolidation Charge(2)	875	—		—	—
Segment income from operations	$906	$5,392	$6,298	$3,905	$3,494	$7,399
Reconciliation to income before income taxes
Corporate costs (3)			(3,736)			(3,549)
Interest expense			(2,723)			(2,726)
Other income - net (4)			596			826
Income before income taxes			$435			$1,950

(1)
The significant expense categories and amounts align with the segment-level information regularly provided to the CODM.
(2)
Deconsolidation Charge represents the write-down of the Estimated Recovery associated with the UES-UK insolvency.
(3)
Corporate costs represent the operating expenses of the corporate office and other costs not allocated to the segments.
(4)
Other income - net includes net pension and other postretirement income, gains on foreign exchange transactions, unrealized losses on Rabbi trust investments, and investment income.

	Capital Expenditures		Depreciation and Amortization Expense		Identifiable Assets(1)
	Three Months Ended March 31,		Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025	2026	2025
FCEP	$1,122	$1,399	$3,924	$4,368	$274,084	$272,303
ALP	2,263	801	327	268	215,887	215,833
Corporate	—	—	7	—	7,236	7,219
Consolidated total	$3,385	$2,200	$4,258	$4,636	$497,207	$495,355

	Long-lived Assets(2)		Net Sales by Geographic Area(3)		Income Before Income Taxes(4)
	March 31,	December 31,	Three Months Ended March 31,		Three Months Ended March 31,
Geographic Areas:	2026	2025	2026	2025	2026	2025
United States	$206,016	$211,461	$70,429	$59,896	$(2,023)	$397
Foreign	38,233	40,376	37,898	44,369	2,458	1,553
Consolidated total	$244,249	$251,837	$108,327	$104,265	$435	$1,950

(1)
Identifiable assets for the FCEP segment include (i) the Estimated Recovery of $5,370 at March 31, 2026 and $7,500 at December 31, 2025 and (ii) investments in joint ventures of $835 at each of March 31, 2026 and December 31, 2025. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $122,571 and $126,838 at March 31, 2026 and December 31, 2025, respectively. Identifiable assets for Corporate represent cash and cash equivalents and other items not allocated to reportable segments.
(2)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the U.S. include noncurrent asbestos-related insurance receivables of $103,571 and $107,838 at March 31, 2026 and December 31, 2025, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(3)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of condensed consolidated net sales for each of the periods. The majority of foreign net sales for each of the periods is attributable to the FCEP segment.
(4)
Income before income taxes for the United States for the three months ended March 31, 2026 includes the Deconsolidation Charge of $875.

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
•
inability to successfully restructure our operations, complete internal reorganizations, scale our operations, and/or invest in operations that will yield optimal long-term value to our shareholders;
•
inability to obtain necessary capital or financing on satisfactory terms to acquire capital expenditures that may be necessary to support our growth strategy;
•
liability of our subsidiaries for claims alleging personal injury from exposure to asbestos-containing components historically used in certain products of our subsidiaries;
•
limitations in availability of capital to fund our strategic plans or at acceptable interest rates;
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
•
potential attacks on information technology infrastructure and other cyber-based business disruptions; and
•
those discussed more fully elsewhere in this report and in documents filed with the Securities and Exchange Commission by us, particularly in Item 1A, Risk Factors, in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Additionally, as it relates to the insolvency proceedings of Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, any forward-looking statements are subject to risks and uncertainties related to such proceedings, including but not limited to: the actions of the certain insolvency practitioners of FRP Advisory Trading Limited (“FRP”) as administrators of UES-UK (collectively, the “Administrators”) and the High Court of Justice, Business and Property Courts at Leeds (the “Insolvency Court”); the interpretation and application of U.K. insolvency law; potential claims by creditors or other stakeholders; the ability to recover assets; the rights of purported secured creditors to satisfy their claims and reduce our obligations to them; and the broader impact on the Corporation’s condensed consolidated financial condition, results of operations, and strategic plans.

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

The ALP segment includes Aerofin, Buffalo Air Handling and Buffalo Pumps, all divisions of Air & Liquid Systems Corporation (“Air & Liquid”), a wholly owned subsidiary of the Corporation. Aerofin produces custom-engineered finned tube heat exchange coils and related heat transfer products for a variety of industries including original equipment manufacturers (“OEM”) and commercial, nuclear power generation and industrial manufacturing. Buffalo Air Handling produces large custom-designed air handling systems for institutional (e.g., hospital, university), pharmaceutical and general industrial building markets. Buffalo Pumps manufactures centrifugal pumps for the fossil-fueled power generation, marine defense and industrial refrigeration industries. The segment has operations in Virginia and New York with headquarters in Carnegie, Pennsylvania. The segment utilizes an independent group of sales offices located throughout the United States and Canada.

UES-UK and AUP

On October 14, 2025, (the “Filing Date”), the Directors of UES-UK filed a Notice of Appointment with the High Court of Justice, Business and Property Courts at Leeds formally appointing FRP as Administrators of UES-UK. This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”).

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the condensed consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. As of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”), if any, after the costs and expenses of the Structured Insolvency, since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement (the “Estimated Recovery”).

The Estimated Recovery recorded and outstanding as of December 31, 2025 equaled $7,500, which was based on the Corporation's assessment of the expected recovery from the insolvency proceedings, including consideration of information provided by the Administrators such as the value and the priority of the claims by various creditors. In January 2026, the Administrators distributed $1,255, which was returned to the lenders under the Credit Agreement and reduced the Corporation's balance outstanding under the Credit Agreement. As of March 31, 2026, the Corporation evaluated the collectability of the remaining Estimated Recovery and, based on updated information received from the Administrators including lower funds expected to be available for future distributions, wrote down the Estimated Recovery by $875 which is recognized as a Deconsolidation Charge in the accompanying condensed consolidated statement of operations.

The Corporation will continue to evaluate the collectability of the Estimated Recovery and will adjust the Estimated Recovery based on facts and circumstances at each reporting date. If it is determined the Estimated Recovery is expected to be lower than currently estimated, then the Estimated Recovery would be reduced and a charge to net (loss) income would be recorded. Similarly, if it is determined the Estimated Recovery is expected to be higher than currently estimated, then the Estimated Recovery would be increased and a credit to net (loss) income would be recorded. Any recovery will be distributed in the order of priority set forth in the Insolvency Act 1986.

In addition, during 2025, the Corporation closed its non-core steel distribution facility located in Ohio previously held by Alloys Unlimited and Processing, LLC (“AUP”). In December 2025, AUP was merged into Union Electric Steel Corporation, a direct wholly owned subsidiary of the Corporation.

Executive Overview

For the FCEP segment, global steel manufacturing capacity continues to exceed global steel product consumption. Steel demand is soft but, to date, has been improving for the segment's largest markets. In the third quarter of 2025, the U.S. government announced new tariffs on coated steel imports and, effective April 2026, tariffs were increased to 50% on most flat-rolled steel imported into the United States. These additional tariff protections cover more products for our North American customers and have meaningfully reduced imports, thereby supporting pricing, improving U.S. steel mill utilization and, in turn, increasing the number of rolling mill rolls being consumed, a positive for the segment.

Tariffs are now applied to steel forged and cast rolls shipped from the segment's European facilities to the United States and to U.S. forged and cast rolls shipped to China. Steel is an important distinction as the highest volume of cast rolls imported into the United States is subject only to a country-specific tariff of 10%, which will expire in the third quarter of 2026, instead of the higher rates on steel forged roll imports. As the U.S. market is underserved for cast rolls, these tariffs have had little effect on our business. Tariffs remain in place for products that compete with our FEP products, resulting in increases in orders and higher margins.

Following the closure of its U.K. facility, the primary focus for the FCEP segment is to optimize its facility in Sweden, including increasing production levels and improving product mix by eliminating certain lower-margin orders. In addition, the segment aims to improve its profitability by maintaining a strong position in the Western roll market and continuing to improve operational efficiency.

For the ALP segment, businesses are benefiting from increased demand across the power generation and defense sectors. By prioritizing customer relationships and delivering highly engineered solutions, we believe the segment has successfully increased market share and is actively investing in increased capacity to support this growth. Though it continues to face rising production costs due to inflation, the segment has mitigated these effects through strategic price increases. The focus for this segment is to grow revenues, strengthen engineering and manufacturing capabilities and continue to improve its sales distribution network.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the ongoing Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended March 31,
	2026	2025	Change
Net Sales:
FCEP	$70,809	$72,287	$(1,478)
ALP	37,518	31,978	5,540
Consolidated	$108,327	$104,265	$4,062

Income from Operations:
FCEP	$906	$3,905	$(2,999)
ALP	5,392	3,494	1,898
Corporate costs	(3,736)	(3,549)	(187)
Consolidated	$2,562	$3,850	$(1,288)

	March 31, 2026	December 31, 2025	Change
Backlog:
FCEP	$201,741	$208,604	$(6,863)
ALP	143,791	120,333	23,458
Consolidated	$345,532	$328,937	$16,595

Net sales approximated $108,327 and $104,265 for the three months ended March 31, 2026 and 2025, respectively, an improvement of $4,062. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $2,562 and $3,850 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $1,288. Income from operations for the three months ended March 31, 2026 includes the Deconsolidation Charge of $875 associated with the write-down of the Estimated Recovery. A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $345,532 as of March 31, 2026 versus $328,937 as of December 31, 2025. Backlog represents the accumulation of firm orders on hand which: (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer, certain surcharges are not determinable until the order is complete and ready for shipment to the customer, and certain orders are denominated in currency other than the functional (local) currency of the subsidiary and are not hedged. Approximately 18% of the backlog is expected to be released after 2026. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, for the three months ended March 31, 2026 and 2025 approximated 80.1% and 78.7% respectively, with the increase primarily being driven by the FCEP segment. See further discussion in the below commentary for the Corporation’s two segments.

Selling and administrative expenses approximated $13,884 and $13,659 for the three months ended March 31, 2026 and 2025, respectively, an increase of $225. Closure of UES-UK and AUP in the fourth quarter of 2025 eliminated approximately $970 of selling and administrative costs for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 offset by higher commissions for the ALP segment of approximately $600, higher employee-related costs, and general inflationary increases.

Depreciation and amortization approximated $4,258 and $4,636 for the three months ended March 31, 2026 and 2025, respectively, a decrease of $378 principally attributable to the absence of depreciation for UES-UK and AUP for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Interest expense was comparable for the three months ended March 31, 2026 and 2025, primarily due to:

Three Months Ended March 31, 2026
Lower average borrowings outstanding	$(103)
Lower average interest rates - primarily revolving credit facility	(94)
Interest on Equipment Term Notes	175
Other	19
$(3)

Other income – net is comprised of the following:

	Three Months Ended March 31,
	2026	2025	Change
Net pension and other postretirement income	$435	$665	$(230)
Gains on foreign exchange transactions, net	205	221	(16)
Investment income	19	24	(5)
Unrealized losses on Rabbi trust investments	(63)	(89)	26
Other	—	5	(5)
	$596	$826	$(230)

Other income – net fluctuated primarily due to lower net pension and other postretirement income, which is principally attributable to the U.S. defined benefit pension plan reaching a fully funded status in early 2026, resulting in a change in its investment strategies to a more conservative portfolio.

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

The income tax provisions for three months ended March 31, 2025 includes a one-time income tax benefit of approximately $500, resulting from the Corporation's majority-owned Chinese joint venture initially qualifying as a high-tech enterprise (“HTE”). As a HTE, the earnings of the Chinese joint venture through the end of 2026 will be taxed at a rate of 15% (versus 25%). The HTE status is renewable, subject to certain criteria being met, for which the Chinese joint venture expects to renew.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation’s current earnings and anticipated future earnings in Sweden and in the United States, the Corporation believes there is a reasonable possibility within the next 12 months, sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation’s condensed consolidated balance sheet and a decrease to the Corporation’s income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA introduces multiple tax law and legislative changes. The Corporation has recognized the effects of the OBBBA provisions in its condensed consolidated financial statements to the extent they are applicable. Certain provisions of the OBBBA have effective dates after the date of this Quarterly Report on Form 10-Q; accordingly, the Corporation will continue to evaluate the impact of these provisions on its future condensed consolidated financial statements.

Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh equaled $(867), or $(0.04) per common share for the three months ended March 31, 2026 and included the Deconsolidation Charge, which increased the net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $875 and $0.04 per common share for the three months ended March 31, 2026.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh for the three months ended March 31, 2025 equaled $1,142, or $0.06 per common share and included the income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $500, which improved net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh by approximately $299 and $0.01 per common share for the three months ended March 31, 2025.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended March 31,
	2026	2025	Change
Net Sales:
Forged and cast mill rolls	$66,368	$68,622	$(2,254)
FEP	4,441	3,665	776
	$70,809	$72,287	$(1,478)

Income from Operations	$906	$3,905	$(2,999)

	March 31, 2026	December 31, 2025	Change
Backlog	$201,741	$208,604	$(6,863)

Net sales for the three months ended March 31, 2026 decreased $1,478 when compared to the same period of the prior year primarily due to:

•
Lower volume of roll shipments primarily due to timing which decreased net sales by approximately $4,600; and
•
Lower volume of FEP shipments which decreased net sales by approximately $800; offset by
•
Changes in exchange rates used to translate net sales of the segment’s foreign subsidiaries into the U.S. dollar which increased net sales by approximately $3,700; and
•
Higher variable-index surcharges passed through to customers as a result of fluctuations in the price of raw materials, energy and transportation costs, offset by slightly lower pricing due to changes in product mix which increased net sales by approximately $200.

Income from operations for the three months ended March 31, 2026 decreased by $2,999 when compared to the three months ended March 31, 2025 primarily due to:

•
Unfavorable manufacturing absorption which adversely impacted operating results by approximately $2,400;
•
Lower volume of roll and FEP shipments, primarily due to timing, and unfavorable product mix which decreased operating results by approximately $1,500; and
•
The Deconsolidation Charge of $875; offset by
•
Lower manufacturing costs and higher variable-index surcharges net of slightly lower pricing, which increased operating results by approximately $900;
•
Lower selling and administrative costs principally due to the closures of UES-UK and AUP offset by higher employee-related costs and general inflation, which increased operating income by approximately $500; and
•
Changes in exchange rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar which improved operating results by approximately $400.

Backlog decreased at March 31, 2026 from December 31, 2025 by $6,863 primarily due to timing with customer orders for 2027 expected later in 2026. Additionally, lower exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar decreased backlog at March 31, 2026, when compared to backlog at December 31, 2025, by approximately $2,600. At March 31, 2026, approximately 11% of the segment's backlog is expected to ship after 2026.

Air and Liquid Processing

	Three Months Ended March 31,
	2026	2025	Change
Net Sales:
Air handling systems	$13,043	$10,628	$2,415
Heat exchange coils	13,068	11,525	1,543
Centrifugal pumps	11,407	9,825	1,582
	$37,518	$31,978	$5,540

Income from Operations	$5,392	$3,494	$1,898

	March 31, 2026	December 31, 2025	Change
Backlog	$143,791	$120,333	$23,458

The increase in net sales for the three months ended March 31, 2026, when compared to the same period of the prior year, is primarily due to:

•
Higher net sales of air handling units principally due to increased demand.
•
Higher net sales of heat exchange coils principally due to:
o
Higher volume of shipments of commercial OEM product, which increased net sales by approximately $2,070; and
o
Higher volume of shipments to customers in the power generation market, which increased nets sales by approximately $850; offset by
o
Lower volume of shipments to industrial OEMs, which reduced net sales by approximately $1,380.
•
Higher net sales of centrifugal pumps principally due to:
o
Higher volume of shipments of pumps and aftermarket products to customers in the power generation market, which is benefiting from increased demand due to the growth in the data center market, which increased net sales by approximately $2,120; and
o
Higher volume of shipments of aftermarket orders to the U.S. Navy market primarily due to increased demand, which increased nets sales by approximately $540; offset by
o
Lower volume of shipments of new pump sets to the U.S. Navy market principally due to timing of orders as requested by customers, which decreased net sales by approximately $1,080.

The improvement in operating income for the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, is principally due to:

•
Higher volume of net sales and changes in product mix, which benefited operating income by approximately $2,500; offset by
•
Higher commission costs of approximately $600, due to the increase in commissionable sales of air handling units.

Backlog at March 31, 2026 improved when compared to backlog at December 31, 2025 by approximately $23,458 with each of the product lines improving. In particular, backlog for:

•
Centrifugal pumps increased approximately $16,300 primarily due to strong order activity in the U.S. Navy and power generation markets.
•
Heat exchange coils increased approximately $5,400 primarily due to strong order intake for commercial OEMs; and
•
Air handling units increased approximately $1,800 primarily due to strong order activity in the pharmaceutical market.

At March 31, 2026, approximately 28% of the segment's backlog is expected to ship after 2026.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income from operations. Non-GAAP adjusted EBITDA is calculated as net (loss) income excluding interest expense, other income - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income from operations is calculated as income from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the segment’s ongoing results of operations, or beyond its control. These non-GAAP financial measures were adjusted to exclude the Deconsolidation Charge. Additionally, these non-GAAP financial measures are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of these items that it excludes from adjusted EBITDA and adjusted income from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making. In particular, the Corporation believes the exclusion of the Deconsolidation Charge can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net (loss) income, or non-GAAP adjusted income from operations, rather than income from operations, which are the nearest GAAP equivalents. Among other things, there can be no assurance that additional expenses similar to the Deconsolidation Charge will not occur in future periods.

The adjustments reflected in non-GAAP adjusted income from operations are pre-tax. No income tax benefit was able to be recognized for these non-GAAP adjustments since the underlying operations remained in a three-year cumulative loss position as of March 31, 2026.

The following is a reconciliation of net (loss) income to non-GAAP adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Net (loss) income (GAAP)	$(150)	$1,891
Add (deduct):
Interest expense	2,723	2,726
Other income – net	(596)	(826)
Income tax provision	585	59
Income from operations (GAAP)	2,562	3,850
Add (deduct):
Depreciation and amortization	4,258	4,636
Stock-based compensation	292	306
Deconsolidation Charge	875	-
Adjusted EBITDA (Non-GAAP)	$7,987	$8,792

The following is a reconciliation of income from operations to non-GAAP adjusted income from operations for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026				2025
	FCEP	ALP	Corp(1)	Consolidated	FCEP	ALP	Corp (1)	Consolidated
Income from operations (GAAP)	$906	$5,392	$(3,736)	$2,562	$3,905	$3,494	$(3,549)	$3,850
Add (deduct):
Depreciation and amortization	3,924	327	7	4,258	4,368	268	—	4,636
Stock-based compensation	—	—	292	292	—	—	306	306
Deconsolidation Charge	875	—	—	875	—	—	—	—
Income from operations, as adjusted (Non-GAAP)	$4,830	$5,719	$(3,437)	$7,987	$8,273	$3,762	$(3,243)	$8,792

(1)
Corporate represents the operating expenses of the corporate office and other costs not allocated to the segments.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2026	2025	Change
Net cash flows provided by (used in) operating activities	$1,647	$(5,280)	$6,927
Net cash flows used in investing activities	(3,233)	(1,711)	(1,522)
Net cash flows provided by (used in) financing activities	182	(1,727)	1,909
Effect of exchange rate changes on cash and cash equivalents	(73)	420	(493)
Net decrease in cash and cash equivalents	(1,477)	(8,298)	6,821
Cash and cash equivalents at beginning of period	10,703	15,427	(4,724)
Cash and cash equivalents at end of period	$9,226	$7,129	$2,097

Net cash flows provided by (used in) operating activities equaled $1,647 and $(5,280) for the three months ended March 31, 2026 and 2025, respectively, a change of $6,927 primarily due to:

•
Higher customer-related liabilities, net of change in investment in contract assets, of approximately $3,400;
•
Lower net asbestos-related payments of approximately $1,300; and
•
Collection of a portion of the Estimated Recovery of approximately $1,255.

Trade receivables at March 31, 2026 increased by approximately $14,600 when compared to trade receivables at December 31, 2025 primarily due to:

•
Higher sales in February and March of 2026 versus November and December of 2025, which increased trade receivables by approximately $4,700 and
•
Receivable mix with such receivables having longer payment terms at March 31, 2026 when compared to the receivable mix at December 31, 2025.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements.

The Deconsolidation Charge of $875 recognized during the three months ended March 31, 2026 is a non-cash charge and did not impact net cash flows provided by (used in) operating activities.

Net cash flows used in investing activities equaled $(3,233) and $(1,711) for the three months ended March 31, 2026 and 2025, respectively, an increase of $(1,522) primarily due to:

•
Higher capital expenditures of approximately $1,185, particularly by the ALP segment, and
•
Lower government incentives, such as grants, of approximately $323 received by a division of the ALP segment for specific capital purchases.

At March 31, 2026, commitments for future capital expenditures approximated $8,400, which is expected to be spent over the next 12-18 months.

Net cash flows provided by (used in) financing activities equaled $182 and $(1,727) for the three months ended March 31, 2026 and 2025, respectively, a change of $1,909 which is primarily due to:

•
Lower net repayments on the Corporation’s revolving credit facility of $2,541 offset by
•
Higher repayment of debt principal of $632 in the current year.

The current portion of debt increased approximately $3,100 as of March 31, 2026 from December 31, 2025 due to higher balances outstanding as swing loans. Swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the Swedish krona and Chinese yuan against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $1,477 during 2026 and ended the period at $9,226 in comparison to $10,703 at December 31, 2025. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to repay borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs, net asbestos payments, and capital expenditures. As of March 31, 2026, remaining availability under the revolving credit facility approximated $30,825, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs. Similarly, decreases in the underlying benchmark rates will decrease the Corporation’s debt service costs.

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

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in its Annual Report on Form 10-K for the year ended December 31, 2025, remain unchanged.

Recently Issued Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of March 31, 2026.

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

PART II – OTHER INFORMATION

AMPCO-PITTSBURGH CORPORATION

Item 1 Legal Proceedings

The information contained in Note 2 (UES-UK) and Note 15 (Litigation) to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2025. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the other information set forth in this report, could adversely affect the Corporation’s operating performance and financial condition. Additional risks not currently known or deemed immaterial may also result in adverse effects on the Corporation.

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended March 31, 2026, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: May 12, 2026	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: May 12, 2026	BY:	/s/ David G. Anderson
David G. Anderson
Vice President, Chief Financial Officer and Treasurer