Form 10-Q
period 2026-06-30
AMPCO PITTSBURGH CORP
filed 2026-08-11
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On August 6, 2026, 20,658,621 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,047	$10,703
Trade receivables, less allowance for credit losses of $285 as of June 30, 2026 and $242 as of December 31, 2025	86,375	78,981
Trade receivables from related parties	1,950	2,390
Inventories	113,774	104,431
Insurance receivable – asbestos	19,000	19,000
Contract assets	6,361	9,790
Estimated recovery - UES-UK (Note 2)	5,370	7,500
Other current assets	8,069	6,825
Total current assets	247,946	239,620
Property, plant and equipment, net	126,979	129,133
Operating lease right-of-use assets	4,497	4,673
Insurance receivable – asbestos, less allowance for credit losses of $537 as of June 30, 2026 and December 31, 2025	97,965	107,838
Deferred income tax assets	3,865	3,898
Intangible assets, net	4,345	4,631
Investments in joint ventures	835	835
Other noncurrent assets	4,430	4,727
Total assets	$490,862	$495,355
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,180	$46,268
Accounts payable to related parties	660	1,827
Accrued payrolls and employee benefits	13,805	13,357
Debt – current portion	17,284	15,723
Operating lease liabilities – current portion	919	946
Asbestos liability – current portion	28,000	28,000
Customer-related liabilities	26,842	16,522
Other current liabilities	6,929	7,816
Total current liabilities	139,619	130,459
Employee benefit obligations	19,015	21,841
Asbestos liability	156,976	170,332
Long-term debt	120,283	117,903
Noncurrent operating lease liabilities	3,578	3,727
Deferred income tax liabilities	329	326
Other noncurrent liabilities	2,768	2,804
Total liabilities	442,568	447,392
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 20,614 shares as of June 30, 2026 and 20,237 shares as of December 31, 2025	20,614	20,237
Additional paid-in capital	177,906	179,232
Retained deficit	(138,004)	(138,626)
Accumulated other comprehensive loss	(29,400)	(28,204)
Total Ampco-Pittsburgh shareholders’ equity	31,116	32,639
Noncontrolling interest	17,178	15,324
Total shareholders’ equity	48,294	47,963
Total liabilities and shareholders’ equity	$490,862	$495,355

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Net sales	$97,904	$108,933	$201,035	$208,159
Net sales to related parties	5,014	4,171	10,210	9,210
Total net sales	102,918	113,104	211,245	217,369
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	80,675	91,981	167,430	174,085
Selling and administrative	12,917	12,968	26,801	26,627
Depreciation and amortization	4,226	5,368	8,484	10,004
Deconsolidation Charge (Note 2)	—	—	875	—
Severance charge (Note 2)	—	5,854	—	5,854
Loss on disposal of assets	28	11	21	27
Total operating costs and expenses	97,846	116,182	203,611	216,597
Income (loss) from operations	5,072	(3,078)	7,634	772
Other expense – net:
Interest expense	(2,791)	(2,825)	(5,514)	(5,551)
Other income (expense) – net	545	(225)	1,141	601
Total other expense – net	(2,246)	(3,050)	(4,373)	(4,950)
Income (loss) before income taxes	2,826	(6,128)	3,261	(4,178)
Income tax provision	(677)	(592)	(1,262)	(651)
Net income (loss)	2,149	(6,720)	1,999	(4,829)
Less: Net income attributable to noncontrolling interest	660	615	1,377	1,364
Net income (loss) attributable to Ampco-Pittsburgh	$1,489	$(7,335)	$622	$(6,193)

Net income (loss) per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.07	$(0.36)	$0.03	$(0.31)
Diluted	$0.07	$(0.36)	$0.03	$(0.31)

Weighted-average number of common shares outstanding:
Basic	20,432	20,108	20,335	20,044
Diluted	21,437	20,108	21,369	20,044

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$2,149	$(6,720)	$1,999	$(4,829)
Other comprehensive (loss) income, net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	157	6,577	(406)	10,702
Unrecognized employee benefit costs (including effects of foreign currency translation)	5	(681)	11	(1,080)
Fair value of cash flow hedges	(87)	18	76	798
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	(164)	(258)	(231)	(323)
Settlement of cash flow hedges	(101)	(281)	(169)	(340)
Other comprehensive (loss) income	(190)	5,375	(719)	9,757
Comprehensive income (loss)	1,959	(1,345)	1,280	4,928
Less: Comprehensive income attributable to noncontrolling interest	926	784	1,854	1,604
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$1,033	$(2,129)	$(574)	$3,324

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended June 30, 2026	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at April 1, 2026	$20,237	$179,524	$(139,493)	$(28,944)	$16,252	$47,576
Stock-based compensation		467				467
Comprehensive income:
Net income			1,489		660	2,149
Other comprehensive (loss) income				(456)	266	(190)
Comprehensive income					926	1,959
Issuance of common stock	377	(2,085)				(1,708)
Balance at June 30, 2026	$20,614	$177,906	$(138,004)	$(29,400)	$17,178	$48,294

Three Months Ended June 30, 2025
Balance at April 1, 2025	$19,980	$178,604	$(71,417)	$(62,525)	$13,028	$77,670
Stock-based compensation		332				332
Comprehensive income (loss):
Net (loss) income			(7,335)		615	(6,720)
Other comprehensive income				5,206	169	5,375
Comprehensive income (loss)					784	(1,345)
Issuance of common stock	245	(407)				(162)
Balance at June 30, 2025	$20,225	$178,529	$(78,752)	$(57,319)	$13,812	$76,495

Six Months Ended June 30, 2026
Balance at January 1, 2026	$20,237	$179,232	$(138,626)	$(28,204)	$15,324	$47,963
Stock-based compensation		759				759
Comprehensive income:
Net income			622		1,377	1,999
Other comprehensive (loss) income				(1,196)	477	(719)
Comprehensive income					1,854	1,280
Issuance of common stock	377	(2,085)				(1,708)
Balance at June 30, 2026	$20,614	$177,906	$(138,004)	$(29,400)	$17,178	$48,294

Six Months Ended June 30, 2025
Balance at January 1, 2025	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091
Stock-based compensation		638				638
Comprehensive income:
Net (loss) income			(6,193)		1,364	(4,829)
Other comprehensive income				9,517	240	9,757
Comprehensive income					1,604	4,928
Issuance of common stock	245	(407)				(162)
Balance at June 30, 2025	$20,225	$178,529	$(78,752)	$(57,319)	$13,812	$76,495

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$1,933	$(7,614)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(9,134)	(3,661)
Proceeds from government grants, used for purchase of equipment	—	323
Proceeds from sale of property, plant and equipment	7	—
Purchases of long-term marketable securities	(185)	(10)
Proceeds from sale of long-term marketable securities	449	334
Net cash flows used in investing activities	(8,863)	(3,014)

Cash flows provided by financing activities:
Proceeds from revolving credit facility	18,632	18,332
Payments on revolving credit facility	(12,618)	(25,144)
Proceeds from Equipment Term Notes	—	13,500
Repayment of debt principal	(2,660)	(1,475)
Payment of debt issuance costs	—	(840)
Proceeds from shareholder exercise of warrants	—	1
Net cash flows provided by financing activities	3,354	4,374

Effect of exchange rate changes on cash and cash equivalents	(80)	772

Net decrease in cash and cash equivalents	(3,656)	(5,482)
Cash and cash equivalents at beginning of period	10,703	15,427
Cash and cash equivalents at end of period	$7,047	$9,945

Supplemental information:
Income tax payments (net of refunds)	$1,114	$760
Interest payments	$4,709	$4,508

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$1,110	$1,389
Finance lease right-of-use assets exchanged for lease liabilities	$-	$23
Operating lease right-of-use assets exchanged for lease liabilities	$137	$633

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of June 30, 2026 and the unaudited condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results expected for the full year.

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

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. The guidance modifies when an organization begins capitalizing internal use software costs. The Corporation adopted the standard January 1, 2026. ASU 2025-06 did not have a material effect on the Corporation's condensed consolidated financial statements as of the date of adoption.

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

Note 2 - UES-UK

On October 14, 2025 (the “Filing Date”), the Directors of Union Electric Steel UK Limited (“UES-UK”), an indirect wholly owned subsidiary of the Corporation, filed a Notice of Appointment with the High Court of Justice, Business and Property Courts at Leeds formally appointing certain insolvency practitioners of FRP Advisory Trading Limited as administrators of UES-UK (collectively, the “Administrators”). This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”).

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the condensed consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. As of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) after the costs and expenses of the Structured Insolvency, if any, since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement (the “Estimated Recovery”).

As of December 31, 2025, the Estimated Recovery equaled $7,500. In January 2026, the Administrators distributed $1,255 to the Corporation, which was returned to the lenders under the Credit Agreement reducing the Corporation's balance outstanding under the Credit Agreement. Based on updated information received from the Administrators, including lower funds expected to be available for future distributions, the Corporation subsequently wrote down the Estimated Recovery by $875 which is recognized as a Deconsolidation Charge in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2026.

Changes in the Estimated Recovery for the three and six months ended June 30, 2026 were as follows:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Balance at beginning of the period	$5,370	$7,500
Cash received	—	(1,255)
Change in the Estimated Recovery	—	(875)
Balance at end of the period	$5,370	$5,370

The Estimated Recovery is recorded as a current asset on the condensed consolidated balance sheets as the Corporation expects to receive the balance within the next 12 months. However, there can be no assurance the balance will be collected within the next 12 months given the inherent risks associated with any insolvency, including a structured insolvency.

The Corporation will continue to evaluate the collectability of the Estimated Recovery and will adjust the Estimated Recovery based on facts and circumstances at each reporting date. If it is determined the Estimated Recovery is expected to be lower than currently estimated, then the Estimated Recovery would be reduced and a charge to net income would be recorded. Similarly, if it is determined the Estimated Recovery is expected to be higher than currently estimated, then the Estimated Recovery would be increased and a credit to net income would be recorded. Any recovery will be distributed in the order of priority set forth in the Insolvency Act 1986.

For the three and six months ended June 30, 2025, the Corporation recognized estimated charges approximating $6,750, primarily for employee-related costs payable to the employees of UES-UK under existing benefit plans and accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK (collectively, the "Exit Charge").

The Exit Charge included in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 is comprised of the following:

Type of Cost	Location of Cost in Statement of Operations	For the Three and Six Months Ended June 30, 2025
Employee-related costs	Severance charge	$5,854
Accelerated depreciation	Depreciation and amortization	654
Professional fees	Selling and administrative	132
Other	Costs of products sold (excluding depreciation and amortization)	110
Total Exit Charge		$6,750

The charge for employee-related costs primarily represented statutory severance and other benefits payable to the approximately 168 employees of UES-UK under existing benefit plans. Accelerated depreciation is a non-cash charge and represented higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual value of the property, plant and equipment of UES-UK. Professional fees represent direct costs incurred relating to the formal consultation process of UES-UK. As a result of the Structured Insolvency, no outstanding accrued severance remained as of December 31, 2025.

Note 3 – Inventories

At June 30, 2026 and December 31, 2025, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	June 30, 2026	December 31, 2025
Raw materials	$38,873	$38,766
Work-in-process	47,498	39,930
Finished goods	20,501	19,069
Supplies	6,902	6,666
Inventories	$113,774	$104,431

Note 4 – Contract Assets

Changes in contract assets were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$7,315	$5,489	$9,790	$8,486
Revenue earned on new and existing contracts	10,353	18,218	26,620	31,454
Satisfaction of existing contracts	(11,307)	(17,471)	(30,012)	(33,794)
Other, primarily changes in foreign currency exchange rates	—	251	(37)	341
Balance at end of the period	$6,361	$6,487	$6,361	$6,487

Note 5 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	June 30, 2026	December 31, 2025
Land and land improvements	$9,155	$9,321
Buildings and leasehold improvements	69,898	70,319
Machinery and equipment	348,995	347,030
Construction-in-progress	9,393	6,088
Other	6,448	6,447
	443,889	439,205
Accumulated depreciation and amortization	(316,910)	(310,072)
Property, plant and equipment, net	$126,979	$129,133

Certain property, plant and equipment are held as collateral including:

•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at June 30, 2026, purchased with proceeds from the equipment finance facility (Note 8), are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,656 are included in the sale-leaseback financing transactions and Disbursement Agreement (Note 8). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales transactions, the assets remain recorded on the Corporation’s condensed consolidated balance sheets.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility and Equipment Term Notes (Note 8).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,504 and $1,920, respectively, as of June 30, 2026 and $3,795 and $1,966, respectively, at December 31, 2025.

Depreciation expense approximated $4,172 and $5,280, including depreciation of assets under finance leases of approximately $98 and $79, for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense approximated $8,372 and $9,830, including depreciation of assets under finance leases of approximately $192 and $156 for the six months ended June 30, 2026 and 2025, respectively.

Note 6 – Intangible Assets

Intangible assets were comprised of the following:

	June 30, 2026	December 31, 2025
Customer relationships	$4,230	$5,743
Developed technology	4,025	4,136
Trade name	2,303	2,395
	10,558	12,274
Accumulated amortization	(6,213)	(7,643)
Intangible assets, net	$4,345	$4,631

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the periods is due to changes in foreign currency exchange rates. Changes in intangible assets consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$4,459	$4,494	$4,631	$4,255
Amortization of intangible assets	(54)	(88)	(112)	(174)
Other, primarily impact from changes in foreign currency exchange rates	(60)	248	(174)	573
Balance at end of the period	$4,345	$4,654	$4,345	$4,654

Note 7 – Customer-Related Liabilities

Customer-related liabilities as of June 30, 2026 and December 31, 2025 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$5,644	$5,058	$5,350	$5,423
Provision for warranty claims, net	263	691	928	928
Satisfaction of warranty claims	(256)	(436)	(482)	(1,291)
Other, primarily impact from changes in foreign currency exchange rates	(85)	266	(230)	519
Balance at end of the period	$5,566	$5,579	$5,566	$5,579

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

Changes in customer deposits consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$17,490	$23,085	$12,707	$21,503
Receipt of additional deposits	8,638	3,420	18,256	14,789
Satisfaction of performance obligations	(3,605)	(9,411)	(8,432)	(19,247)
Other, primarily impact from changes in foreign currency exchange rates	(15)	83	(23)	132
Balance at end of the period	22,508	17,177	22,508	17,177
Deposits - Other noncurrent liabilities	(2,700)	(3,613)	(2,700)	(3,613)
Deposits - Customer-related liabilities	$19,808	$13,564	$19,808	$13,564

Note 8 – Debt

Borrowings were comprised of the following:

	June 30, 2026	December 31, 2025
Revolving credit facility	$58,233	$52,219
Sale-leaseback financing obligations	46,652	46,296
Equipment financing facility	13,487	14,633
Equipment Term Notes	8,934	9,898
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	1,070	1,389
Outstanding borrowings	137,567	133,626
Debt – current portion	(17,284)	(15,723)
Long-term debt	$120,283	$117,903

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”), swing loans under the revolving credit facility and principal payments due during the next 12 months. Although the IRBs begin to become due in late 2027, the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. By definition, swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. The swing loan balance outstanding was $2,733 and $1,219 at June 30, 2026 and December 31, 2025, respectively.

Revolving Credit Facility

On June 25, 2025, the Corporation entered into the Credit Agreement, amending its previous revolving credit and security agreement. The Credit Agreement provides for a $100,000 senior secured asset-based revolving credit facility (the “Revolving Credit Facility”) and $13,500 as Equipment Term Notes (see below).

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

As of June 30, 2026, the Corporation had outstanding borrowings under the Revolving Credit Facility of $58,233. The average interest rate under the Revolving Credit Facility and, for 2025, the previous revolving credit and security agreement approximated 6.51% and 6.48% for the three and six months ended June 30, 2026, respectively, and 7.21% and 7.15% for the three and six months ended June 30, 2025, respectively. The Corporation also utilizes a portion of the Revolving Credit Facility for letters of credit (Note 10). As of June 30, 2026, the remaining availability under the Revolving Credit Facility approximated $29,043, net of standard availability reserves. Debt issuance costs of $891 were incurred in 2025 related to amending the Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Revolving Credit Facility are collateralized by a first priority perfected security interest in substantially all of the accounts receivable and inventories of the Corporation and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of June 30, 2026.

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

At June 30, 2026, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,795, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Restated Lease. The Base Annual Rent during the remaining ten years of the Restated Lease will equal the Fair Market Rent, as defined in the Restated Lease.

The Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of June 30, 2026.

The effective interest rate approximated 8.29% and 8.28% for the three and six months ended June 30, 2026, respectively, and 8.26% for each of the three and six months ended June 30, 2025.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES could borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of its locations. Each borrowing constituted a secured loan transaction (each, a “Term Note”). Each Term Note has a term of 84 months. As of June 30, 2026, monthly payments of principal and interest approximate $293, which continue through mid-2031.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.55% for each of the three and six months ended June 30, 2026, and 8.66% for each of the three and six months ended

June 30, 2025. Each Term Note is secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

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

Borrowings under the Equipment Term Notes bear interest at SOFR plus an applicable margin ranging between 3.00% and 3.50%. The effective interest rate approximated 7.26% and 7.28% for the three and six months ended June 30, 2026, respectively, and 7.93% at June 30, 2025. The Equipment Term Notes are secured by certain equipment of the Corporation that secured the previous revolving credit facility.

Industrial Revenue Bonds (“IRBs”)

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing November 1, 2027, interest at a floating rate which averaged 3.77% and 4.41% for the three months ended June 30, 2026 and 2025, respectively, and 3.74% and 4.42% for the six months ended June 30, 2026 and 2025, respectively, and (ii) $2,075 tax-exempt IRB maturing March 1, 2029, interest at a floating rate which averaged 2.61% and 3.44% for the three months ended June 30, 2026 and 2025, respectively, and 2.50% and 3.21% for the six months ended June 30, 2026 and 2025, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 9 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans were as follows:

	Six Months Ended June 30,
	2026	2025
U.S. defined benefit pension plans	$1,262	$1,680
U.S. nonqualified defined benefit pension plans (e.g. payments)	$321	$384
Foreign defined benefit pension plans	$142	$193
Other postretirement benefits (e.g., net payments)	$129	$181
Foreign defined contribution pension plans	$127	$139
U.S. defined contribution plan	$877	$1,565

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. Defined Benefit Pension Plans (a)	2026	2025	2026	2025
Service cost	$5	$2	$10	$9
Interest cost	1,949	2,223	3,938	4,472
Expected return on plan assets	(2,495)	(2,769)	(4,988)	(5,640)
Amortization of actuarial loss (gain)	182	(55)	448	87
Net benefit income	$(359)	$(599)	$(592)	$(1,072)

(a) Includes the nonqualified defined benefit pension plans.

	Three Months Ended June 30,		Six Months Ended June 30,
Foreign Defined Benefit Pension Plans(b)	2026	2025	2026	2025
Service cost	$9	$34	$18	$60
Interest cost	48	484	96	941
Expected return on plan assets	—	(556)	—	(1,081)
Amortization of prior service credit	—	(74)	—	(144)
Amortization of actuarial loss	2	208	5	405
Net benefit expense	$59	$96	$119	$181

(b) Includes UES-UK for the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefit Plans	2026	2025	2026	2025
Service cost	$30	$27	$64	$69
Interest cost	63	86	151	176
Amortization of prior service credit	(256)	(256)	(512)	(512)
Amortization of actuarial gain	(92)	(81)	(172)	(159)
Net benefit income	$(255)	$(224)	$(469)	$(426)

Note 10 – Commitments and Contingent Liabilities

As of June 30, 2026:

•
Outstanding standby and commercial letters of credit and bank guarantees equaled $11,023, the majority of which serves as collateral for the IRB debt,
•
Outstanding surety bonds approximated $3,490 (SEK 33,900), which guarantee certain pension commitments of certain of the Corporation’s foreign subsidiaries under a credit insurance arrangement, and
•
Outstanding Corporate guarantees approximated $1,647 (SEK 16,000), which guarantee certain obligations of one of the Corporation's foreign subsidiaries with its local banking partner.

At June 30, 2026, commitments for future capital expenditures approximated $7,200, which is expected to be spent over the next 12-18 months.

See Note 12 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the six months ended June 30, 2026 and 2025 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2026	$863	$(29,405)	$116	$(28,426)	$(222)	$(28,204)
Net change	(406)	(220)	(93)	(719)	477	(1,196)
Balance at June 30, 2026	$457	$(29,625)	$23	$(29,145)	$255	$(29,400)

Balance at January 1, 2025	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)
Net change	10,702	(1,403)	458	9,757	240	9,517
Balance at June 30, 2025	$(16,989)	$(41,259)	$356	$(57,892)	$(573)	$(57,319)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of unrecognized employee benefit costs:
Other loss – net	$(164)	$(258)	$(231)	$(323)
Income tax effect	—	—	—	—
Net of tax	$(164)	$(258)	$(231)	$(323)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(8)	$(13)	$(14)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(99)	(281)	(163)	(336)
Total before income tax	(106)	(289)	(176)	(350)
Income tax effect	5	8	7	10
Net of tax	$(101)	$(281)	$(169)	$(340)

The income tax effect associated with the various components of other comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025 is summarized below. Amounts in parentheses represent credits to net income (loss) when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—	$—	$—
Fair value of cash flow hedges	$(1)	$5	$5	$26
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$—	$—	$—	$—
Settlement of cash flow hedges	$5	$8	$7	$10

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March 2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain was reclassified to earnings throughout 2025 as the projected sales occurred. At June 30, 2026, approximately 58%, or $1,101, of anticipated aluminum purchases over the next eight months are hedged. At June 30, 2025, approximately 75%, or $556, of anticipated aluminum purchases over the next five months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At June 30, 2026, the Corporation has purchase commitments covering approximately 25%, or $453, of anticipated natural gas usage through December 31, 2026 for one of its subsidiaries and approximately 36%, or $1,358, of anticipated electricity usage through December 31, 2027 for another one of its subsidiaries. At June 30, 2025, the Corporation had purchase commitments covering approximately 25%, or $737, of anticipated natural gas usage through December 31, 2025 for two of its subsidiaries and approximately 28%, or $527 of anticipated electricity usage through December 31, 2025 for two of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $527 and $1,076 for the three and six months ended June 30, 2026, respectively, and $961 and $2,085 for the three and six months ended June 30, 2025, respectively.

The Corporation previously entered into foreign currency purchase contracts to manage the volatility associated with euro-denominated progress payments to be made for certain machinery and equipment. Upon occurrence of the anticipated purchase and placement of the underlying fixed asset in service, the foreign currency purchase contract was settled and the change in fair value of the foreign currency purchase contract was deferred in accumulated other comprehensive loss and is being reclassified to earnings (depreciation and amortization expense) over the life of the underlying asset (approximately 15 years, through 2026).

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

Losses on foreign exchange transactions included in other income (expense) – net equaled $(209) and $(4) for the three and six months ended June 30, 2026, respectively, and $(1,352) and $(1,131) for the three and six months ended June 30, 2025, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of June 30, 2026 and 2025 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended June 30, 2026	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$21	$—	$7	$14
Futures contracts – copper and aluminum	190	(87)	94	9
	$211	$(87)	$101	$23
Three Months Ended June 30, 2025
Foreign currency purchase contracts	$48	$—	$8	$40
Futures contracts – copper and aluminum	571	18	273	316
	$619	$18	$281	$356
Six Months Ended June 30, 2026
Foreign currency purchase contracts	$27	$—	$13	$14
Futures contracts – copper and aluminum	89	76	156	9
	$116	$76	$169	$23
Six Months Ended June 30, 2025
Foreign currency purchase contracts	$54	$—	$14	$40
Futures contracts – copper and aluminum	(156)	798	326	316
	$(102)	$798	$340	$356

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain in Statement of Operations	Estimated to be Reclassified in the Next 12 Months
			Three Months Ended June 30,		Six Months Ended June 30,
			2026	2025	2026	2025
Foreign currency purchase contracts	Depreciation and amortization	$14	$7	$8	$13	$14
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$10	$99	$281	$163	$336

Note 13 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of June 30, 2026
Investments
Other noncurrent assets	$2,763	$—	$—	$2,763

As of December 31, 2025
Investments
Other noncurrent assets	$2,802	$—	$—	$2,802

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and six months ended June 30, 2026, equaled $467 and $759, respectively, and for the three and six months ended June 30, 2025, equaled $332 and $638, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for the Asbestos Liability against Air & Liquid and the Corporation for the six months ended June 30, 2026 and 2025 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Six Months Ended June 30,
	2026	2025
Total claims pending at the beginning of the period	5,523	6,363
New claims served	787	636
Claims dismissed	(239)	(556)
Claims settled	(263)	(271)
Total claims pending at the end of period (1)	5,808	6,172
Administrative closures (2)	(2,854)	(3,022)
Total active claims at the end of the period	2,954	3,150
Gross settlement and defense costs paid in period (in 000’s)	$13,356	$13,128
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$26.61	$15.87
(1)
Included as “total claims pending” are approximately 1,641 and 1,637 claims at June 30, 2026 and 2025, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

In developing the estimate of probable defense costs, the Corporation considers several factors including, but not limited to, current and historical defense-to-indemnity cost ratios and expected defense-to-indemnity cost ratios. In developing the estimate of probable insurance recoveries, the Corporation considers the expert’s projection of settlement costs for the Asbestos Liability and management’s projection of associated defense costs. In addition, the Corporation consults with its outside legal counsel on insurance matters and a nationally recognized insurance consulting firm it retains to assist with certain policy allocation matters. The Corporation also considers a number of other factors including the Settlement Agreements in effect, policy exclusions, policy limits, policy provisions regarding coverage for defense costs, attachment points, gaps in the coverage, policy exhaustion, the nature of the underlying claims for the Asbestos Liability including date of first exposure, estimated erosion of insurance limits on account of claims against Howden arising out of the Products, prior impairment of policies, insolvencies among certain of the insurance carriers, and creditworthiness of the remaining insurance carriers based on publicly available information. Based on these factors, the Corporation estimates the probable insurance recoveries for the Asbestos Liability and defense costs for the corresponding time frame of the Asbestos Liability.

The following table summarizes activity relating to the Asbestos Liability for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Asbestos liability, beginning of the year	$198,332	$207,092
Settlement and defense costs paid	(13,356)	(13,128)
Asbestos liability, end of the period	$184,976	$193,964

The following table summarizes activity relating to insurance recoveries for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Insurance receivable – asbestos, beginning of the year	$126,838	$139,295
Settlement and defense costs paid by insurance carriers	(9,873)	(9,152)
Insurance receivable – asbestos, end of the period	$116,965	$130,143

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at June 30, 2026 and December 31, 2025.

Note 17 – Related Parties

Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026	2026	2025	2025
	USD	RMB	USD	RMB
Purchases from related parties	$1,557	10,554	$1,936	13,981
Sales to related parties	$5,014	34,153	$4,171	30,119

	Six Months Ended June 30,
	2026	2026	2025	2025
	USD	RMB	USD	RMB
Purchases from related parties	$4,044	27,786	$4,012	29,070
Sales to related parties	$10,210	70,154	$9,210	66,740

Purchases from related parties are included in costs of products sold (excluding depreciation and amortization) and selling and administrative on the condensed consolidated statements of operations or inventories on the condensed consolidated balance sheets.

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	June 30, 2026	December 31, 2025	December 31, 2025
	USD	RMB	USD	RMB
Accounts receivable from related parties	$1,950	13,085	$2,390	16,723
Accounts payable to related parties	$526	3,574	$69	481

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payments based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $31 (RMB 223) for each of the three months ended June 30, 2026 and 2025 and $61 (RMB 446) for each of the six months ended June 30, 2026 and 2025, which is included in purchases from related parties.

For the six months ended June 30, 2026, the Corporation had purchases from UES-UK to fulfill orders on existing customer contracts. No purchases occurred during the second quarter of 2026. These purchases, which were in the ordinary course of business, for the six months ended June 30, 2026 were as follows:

Six Months Ended June 30, 2026
Purchases from UES-UK	$1,723

Purchases from UES-UK are included in costs of products sold (excluding depreciation and amortization) on the condensed consolidated statement of operations for the three and six months ended June 30, 2026.

Balances outstanding with UES-UK were as follows:

	June 30, 2026	December 31, 2025
Accounts payable to UES-UK	$134	$1,758

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

Net sales by product line for the three and six months ended June 30, 2026 and 2025 are outlined below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$61,401	$72,227	$127,769	$140,849
FEP	5,910	5,682	10,351	9,347
Forged and Cast Engineered Products	67,311	77,909	138,120	150,196

Air and Liquid Processing
Heat exchange coils	12,555	11,299	25,623	22,824
Air handling systems	11,904	13,882	24,947	24,510
Centrifugal pumps	11,148	10,014	22,555	19,839
Air and Liquid Processing	35,607	35,195	73,125	67,173
Total Reportable Segments	$102,918	$113,104	$211,245	$217,369

The accounting policies for each segment are the same as those described in Item 8, Financial Statements and Supplementary Data, in Part II of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025. The Corporation's Chief Executive Officer is the Corporation’s CODM.

The Corporation measures each segment’s profitability based on income (loss) from operations, which excludes Corporate costs, interest expense and other income and expense items. Along with other measures, the CODM uses segment income (loss) from operations when assessing segment performance and when making decisions to allocate financial resources between segments, primarily through periodic budgeting and segment performance reviews.

Summarized financial information for the Corporation’s reportable segments is shown in the following tables.

	Three Months Ended June 30,
	2026			2025
	FCEP	ALP	Total	FCEP(6)	ALP	Total
Net sales	$67,311	$35,607	$102,918	$77,909	$35,195	$113,104
Less:(1)
Cost of products sold (excluding depreciation and amortization)(2)	54,215	26,460		64,437	27,544
Selling and administrative	5,284	3,879		6,486	3,445
Depreciation and amortization	3,863	350		5,084	284
Severance charge	—	—		5,854	—
Loss on disposal of assets	28	—		11	—
Segment income (loss) from operations	$3,921	$4,918	$8,839	$(3,963)	$3,922	$(41)
Reconciliation to income (loss) before income taxes
Corporate costs(4)			(3,767)			(3,037)
Interest expense			(2,791)			(2,825)
Other income (expense) - net(5)			545			(225)
Income (loss) before income taxes			$2,826			$(6,128)

	Six Months Ended June 30,
	2026			2025
	FCEP	ALP	Total	FCEP(6)	ALP	Total
Net sales	$138,120	$73,125	$211,245	$150,196	$67,173	$217,369
Less:(1)
Cost of products sold (excluding depreciation and amortization)(2)	113,406	54,024		122,050	52,035
Selling and administrative	11,204	8,114		12,871	7,170
Depreciation and amortization	7,787	677		9,452	552
Deconsolidation Charge(3)	875	—		—	—
Severance charge	—	—		5,854	—
Loss on disposal of assets	21	—		27	—
Segment income from operations	$4,827	$10,310	$15,137	$(58)	$7,416	$7,358
Reconciliation to income (loss) before income taxes
Corporate costs(4)			(7,503)			(6,586)
Interest expense			(5,514)			(5,551)
Other income - net(5)			1,141			601
Income (loss) before income taxes			$3,261			$(4,178)

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
(4)
Corporate costs represent the operating expenses of the corporate office and other costs not allocated to the segments.
(5)
Other income (expense) - net includes losses on foreign exchange transactions, net pension and other postretirement income, investment income, and unrealized gains on Rabbi trust investments.
(6)
FCEP segment loss from operations for the three and six months ended June 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $6,750 associated with exiting the U.K. operations.

	Capital Expenditures		Depreciation and Amortization Expense				Identifiable Assets(2)
	Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025	2026	2025
FCEP(1)	$4,254	$2,646	$3,863	$5,084	$7,787	$9,452	$267,934	$272,303
ALP	4,880	1,015	350	284	677	552	216,392	215,833
Corporate	—	—	13	—	20	—	6,536	7,219
Consolidated total	$9,134	$3,661	$4,226	$5,368	$8,484	$10,004	$490,862	$495,355

	Long-lived Assets(3)		Net Sales by Geographic Area(4)				Income (Loss) Before Income Taxes
	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Geographic Areas:	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
United States(5)	$199,884	$211,461	$65,868	$61,727	$136,297	$121,623	$(663)	$(48)	$(2,686)	$349
Foreign(6)	39,167	40,376	37,050	51,377	74,948	95,746	3,489	(6,080)	5,947	(4,527)
Consolidated total	$239,051	$251,837	$102,918	$113,104	$211,245	$217,369	$2,826	$(6,128)	$3,261	$(4,178)

(1)
Depreciation and amortization expense for the three and six months ended June 30, 2025 includes accelerated depreciation of $654 associated with exiting the U.K. operations.
(2)
Identifiable assets for the FCEP segment include (i) the Estimated Recovery of $5,370 at June 30, 2026 and $7,500 at December 31, 2025 and (ii) investments in joint ventures of $835 at each of June 30, 2026 and December 31, 2025. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $116,965 and $126,838 at June 30, 2026 and December 31, 2025, respectively. Identifiable assets for Corporate represent cash and cash equivalents and other items not allocated to reportable segments.
(3)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the U.S. include noncurrent asbestos-related insurance receivables of $97,965 and $107,838 at June 30, 2026 and December 31, 2025, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(4)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of condensed consolidated net sales for each of the periods. The majority of foreign net sales for each of the periods is attributable to the FCEP segment.
(5)
Income before income taxes for the United States for the six months ended June 30, 2026 includes the Deconsolidation Charge of $875. Loss before income taxes for the United States for the three and six months ended June 30, 2025 includes the Employee-Retention Credits of $735.
(6)
Loss before income taxes for foreign for the three and six months ended June 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $6,750 associated with exiting the U.K. operations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in thousands, except per share amounts)

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on behalf of Ampco-Pittsburgh Corporation and its subsidiaries (collectively, “we,” “us,” “our,” or the “Corporation”). Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q, as well as the condensed consolidated financial statements and notes hereto, may include, but are not limited to, statements about operating performance, trends and events we expect or anticipate will occur in the future, statements about sales and production levels, timing of orders for our products, restructurings, the impact from pandemics and geopolitical conflicts, profitability and anticipated expenses, inflation, the global supply chain, the continued impact of tariffs, global trade conditions, the number and size of asbestos-related claims and sufficiency of asbestos-related insurance coverage, our ability to convert backlog to revenue in a timely manner, and cash outflows. All statements in this document other than statements of historical fact are statements that are, or could be, deemed “forward-looking statements” within the meaning of the Act and words such as “may,” “will,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “project,” “target,” “goal,” “forecast,” and other terms of similar meaning that indicate future events and trends are also generally intended to identify forward-looking statements. Forward-looking statements speak only as of the date on which such statements are made, are not guarantees of future performance or expectations, and involve risks and uncertainties. For us, these risks and uncertainties include, but are not limited to:

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

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the condensed consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. As of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) after the costs and expenses of the Structured Insolvency, if any, since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement (the “Estimated Recovery”).

The Estimated Recovery recorded and outstanding as of December 31, 2025 equaled $7,500, which was based on the Corporation's assessment of the expected recovery from the insolvency proceedings, including consideration of information provided by the Administrators such as the value and the priority of the claims by various creditors. In January 2026, the Administrators distributed $1,255 to the Corporation, which was returned to the lenders under the Credit Agreement reducing the Corporation's balance outstanding under the Credit Agreement. Based on updated information received from the Administrators, including lower funds expected to be available for future distributions, the Corporation subsequently wrote down the Estimated Recovery by $875 which is recognized as a Deconsolidation Charge in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2026.

The Corporation will continue to evaluate the collectability of the Estimated Recovery and will adjust the Estimated Recovery based on facts and circumstances at each reporting date. If it is determined the Estimated Recovery is expected to be lower than currently estimated, then the Estimated Recovery would be reduced and a charge to net income would be recorded. Similarly, if it is determined the Estimated Recovery is expected to be higher than currently estimated, then the Estimated Recovery would be increased and a credit to net income would be recorded. Any recovery will be distributed in the order of priority set forth in the Insolvency Act 1986.

In addition, during 2025, the Corporation closed its non-core steel distribution facility located in Ohio previously held by Alloys Unlimited and Processing, LLC (“AUP”). In December 2025, AUP was merged into Union Electric Steel Corporation, an indirect wholly owned subsidiary of the Corporation.

Executive Overview

For the FCEP segment, global steel manufacturing capacity continues to exceed global steel product consumption. Steel demand has been improving over the last few quarters for the segment's largest market. In the third quarter of 2025, the U.S. government announced new tariffs on coated steel imports and, effective April 2026, tariffs were increased to 50% on most flat-rolled steel imported into the United States. These additional tariff protections cover more products for our North American customers and have meaningfully reduced imports, thereby supporting pricing, improving U.S. steel mill utilization and, in turn, increasing the number of rolling mill rolls being consumed, a positive for the segment.

Tariffs are now applied to steel forged and cast rolls shipped from the segment's European facilities to the United States and to U.S. forged and cast rolls shipped to China. Steel is an important distinction as the highest volume of cast rolls imported into the United States is subject only to a country-specific tariff of 10% instead of the higher rates on steel forged roll imports. As the U.S. market is underserved for cast rolls, these tariffs have had little effect on our business. Tariffs remain in place for products that compete with our FEP products, resulting in increases in orders and higher margins.

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

For the ALP segment, businesses are benefiting from higher demand in the power generation, primarily due to growth in the data center market, and defense sectors, primarily due to higher defense spending by U.S. Navy shipbuilders. By prioritizing customer relationships and delivering highly engineered solutions, the Corporation believes the segment has successfully increased its market share and is actively investing in increased capacity to support this growth. Though it continues to face rising production costs due to inflation, the segment has mitigated these effects through strategic price increases. With rising market demand and increasing backlog, the focus for this segment is to add to its manufacturing capacity with the timely commissioning of new equipment expected in the second half of 2026, increase its headcount, and improve its manufacturing efficiencies.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the ongoing Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Net Sales:
FCEP	$67,311	$77,909	$(10,598)	$138,120	$150,196	$(12,076)
ALP	35,607	35,195	412	73,125	67,173	5,952
Consolidated	$102,918	$113,104	$(10,186)	$211,245	$217,369	$(6,124)

Income (Loss) from Operations:
FCEP	$3,921	$(3,963)	$7,884	$4,827	$(58)	$4,885
ALP	4,918	3,922	996	10,310	7,416	2,894
Corporate costs	(3,767)	(3,037)	(730)	(7,503)	(6,586)	(917)
Consolidated	$5,072	$(3,078)	$8,150	$7,634	$772	$6,862

				June 30, 2026	December 31, 2025	Change
Backlog:
FCEP				$218,239	$208,604	$9,635
ALP				167,139	120,333	46,806
Consolidated				$385,378	$328,937	$56,441

Net sales approximated $102,918 and $113,104 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $10,186, and $211,245 and $217,369 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $6,124. A discussion of net sales for the Corporation’s two segments is included below.

Income (loss) from operations approximated $5,072 and $(3,078) for the three months ended June 30, 2026 and 2025, respectively, an improvement of $8,150, and $7,634 and $772 for the six months ended June 30, 2026 and 2025, respectively, an increase of $6,862. Income from operations for the six months ended June 30, 2026 includes the Deconsolidation Charge of $875 associated with the write-down of the Estimated Recovery.

Income (loss) from operations for the three and six months ended June 30, 2025 includes:

•
A charge approximating $6,750 primarily for employee-related costs payable to the 168 employees of UES-UK under existing benefit plans and accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated salvage value of the property, plant and equipment of UES-UK (the “U.K. Exit Charge”) and
•
Employee-retention credits, which were refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic, of $735 received from the Internal Revenue Service during the second quarter of 2025 (the “Employee-Retention Credits”) for the FCEP ($456) and ALP ($279) segments.

A discussion of income (loss) from operations for the Corporation’s two segments is included below.

Backlog equaled $385,378 as of June 30, 2026 versus $328,937 as of December 31, 2025. Backlog represents the accumulation of firm orders on hand which (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer, certain surcharges are not determinable until the order is complete and ready for shipment to the customer, and certain orders are denominated in currency other than the functional (local) currency of the subsidiary and are not hedged. Approximately 44% of the backlog is expected to be released after 2026. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales, approximated 78.4% and 81.3%, for the three months ended June 30, 2026 and 2025, respectively, and 79.3% and 80.1%, for the six months ended June 30, 2026 and 2025, respectively, with the improvement being attributable to the ALP segment. Included in costs of products sold, excluding depreciation and amortization, for the three and six months ended June 30, 2025 is the benefit from the Employee-Retention Credits. See further discussion in the below commentary for the Corporation’s two segments.

Selling and administrative expenses approximated $12,917 and $12,968 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $51, and $26,801 and $26,627 for the six months ended June 30, 2026 and 2025, respectively, an increase of $174. Selling and administrative expenses remained relatively comparable for each of the periods. While the closure of UES-UK and AUP in the fourth quarter of 2025 eliminated approximately $1,100 and $2,100 of selling and administrative costs for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025, respectively, higher employee-related costs, higher commissions for the ALP segment, and general inflationary increases offset the expected reduction in selling and administrative expenses.

Depreciation and amortization approximated $4,226 and $5,368 for the three months ended June 30, 2026 and 2025, respectively, a decrease of $1,142, and $8,484 and $10,004 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $1,520 principally attributable to the absence of depreciation for UES-UK and AUP. Depreciation and amortization for UES-UK and AUP approximated $1,000 and $1,400 for the three and six months ended June 30, 2025, respectively.

Deconsolidation Charge of $875 for the six months ended June 30, 2026 represents the write-down of the Estimated Recovery from the Structured Insolvency based on updated information received from the Administrators including lower funds expected to be available for future distribution.

Severance charge of $5,854 recognized for the three and six months ended June 30, 2025 represents primarily statutory severance and other benefits payable to the 168 employees of UES-UK under existing benefit plans. As a result of the Structured Insolvency, no outstanding accrued severance remained as of December 31, 2025.

Interest expense decreased approximately $34 and $37 for the three and six months ended June 30, 2026 and 2025, respectively, when compared to the same periods of the prior year, primarily due to:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Lower average interest rates - primarily revolving credit facility	$(140)	$(233)
Lower average borrowings outstanding	(51)	(155)
Interest on Equipment Term Notes	149	324
Other	8	27
	$(34)	$(37)

Other income (expense) – net is comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Losses on foreign exchange transactions, net	$(209)	$(1,352)	$1,143	$(4)	$(1,131)	$1,127
Net pension and other postretirement income	599	790	(191)	1,034	1,455	(421)
Investment income	21	207	(186)	40	231	(191)
Unrealized gains on Rabbi trust investments	134	133	1	71	44	27
Other	—	(3)	3	—	2	(2)
	$545	$(225)	$770	$1,141	$601	$540

Other income (expense) – net fluctuated for the three and six month periods June 30, 2026 when compared to the same periods of the prior year primarily due to:

•
Lower losses on foreign exchange transactions; offset by
•
Lower net pension and other postretirement income, which is principally attributable to the U.S. defined benefit pension plan reaching a fully funded status in early 2026 resulting in a change in its investment strategies to a more conservative portfolio; and
•
Lower investment income with the prior year periods benefiting from (i) interest received on refundable employer payroll taxes from the Internal Revenue Service for certain eligible businesses affected by the COVID-19 pandemic and (ii) a dividend from one of the Corporation's Chinese joint ventures.

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

The income tax provision for the six months ended June 30, 2025 includes a one-time income tax benefit of approximately $500 resulting from the Corporation's majority-owned Chinese joint venture initially qualifying as a high-tech enterprise (“HTE”). As a HTE, the earnings of the Chinese joint venture through the end of 2026 will be taxed at a rate of 15% (versus 25%). The HTE status is renewable, subject to certain criteria being met, for which the Chinese joint venture expects to renew.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation’s current earnings and anticipated future earnings in Sweden and the United States, the Corporation believes there is a reasonable possibility within the next 12 months that sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation’s condensed consolidated balance sheets and a decrease to the Corporation’s income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA introduces multiple tax law and legislative changes. The Corporation has recognized the effects of the OBBBA provisions in its condensed consolidated financial statements to the extent they are applicable. The Corporation monitors and will continue to monitor legislative changes resulting from the OBBBA, and other legislative changes, and will incorporate the impact of such changes in the condensed consolidated financial statements when enacted.

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh equaled $1,489, or $0.07 per common share, and $622, or $0.03 per common share, for the three and six months ended June 30, 2026, respectively. Net income attributable to Ampco-Pittsburgh for the six months ended June 30, 2026 includes the Deconsolidation Charge, which decreased net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh by $875 and $0.04 per common share for the six months ended June 30, 2026.

Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh equaled $(7,335), or $(0.36) per common share, and $(6,193), or $(0.31) per common share, for the three and six months ended June 30, 2025, respectively, including the U.K. Exit Charge and the Employee-Retention Credits. The U.K. Exit Charge and the Employee-Retention Credits impacted net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $6,006, or $0.30 per common share, for each of the three and six months ended June 30, 2025. The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $500 reduced the net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by approximately $299, or $0.01 per common share, for the six months ended June 30, 2025.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Net Sales:
Forged and cast mill rolls	$61,401	$72,227	$(10,826)	$127,769	$140,849	$(13,080)
FEP	5,910	5,682	228	10,351	9,347	1,004
	$67,311	$77,909	$(10,598)	$138,120	$150,196	$(12,076)

Income (Loss) from Operations	$3,921	$(3,963)	$7,884	$4,827	$(58)	$4,885

				June 30, 2026	December 31, 2025	Change
Backlog				$218,239	$208,604	$9,635

The change in net sales for the three and six months ended June 30, 2026, when compared to the same periods of the prior year, is primarily due to the following:

•
Lower volume of roll shipments primarily due to the Structured Insolvency of UES-UK and lower sales of large rolls, which decreased net sales by approximately $9,300 and $13,900, respectively;
•
Lower pricing due to changes in product mix, partly offset by higher variable-index surcharges passed through to customers as a result of fluctuations in the price of raw materials, energy and transportation costs, which decreased net sales by approximately $2,500 and $2,300, respectively;
•
Lower volume of FEP shipments for the six months ended, which decreased net sales by approximately $750; offset by
•
Changes in exchange rates used to translate the net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales by approximately $1,200 and $4,800, respectively.

Income from operations for the six months ended June 30, 2026 includes the Deconsolidation Charge of $875 associated with the write-down of the Estimated Recovery. Loss from operations for the three and six months ended June 30, 2025 includes the Exit Charge of $6,750 and the Employee-Retention Credits of $456.

In addition, the change in income (loss) from operations for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, includes:

•
Lower manufacturing costs including higher variable-index surcharges, which increased operating results by approximately $4,300 and $5,200;
•
Lower selling and administrative costs principally due to the closures of UES-UK and AUP offset by higher employee-related costs and general inflation, which increased operating income by approximately $1,200 and $1,675; and
•
Changes in exchange rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar, which improved operating results by approximately $100 and $500; offset by
•
Lower volume of roll and FEP shipments and unfavorable product mix, which decreased operating results by approximately $2,600 and $4,100; and
•
Unfavorable manufacturing absorption, which adversely impacted operating results by approximately $1,400 and $3,800.

Backlog increased at June 30, 2026 from December 31, 2025 by $9,635 primarily due to receipt of additional customer orders due, in part, to timing and also a direct result of the aforementioned tariffs. Changes in exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar decreased backlog at June 30, 2026, when compared to backlog at December 31, 2025, by approximately $4,100. At June 30, 2026, approximately 36% of the segment's backlog is expected to ship after 2026.

Air and Liquid Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Net Sales:
Heat exchange coils	$12,555	$11,299	$1,256	$25,623	$22,824	$2,799
Air handling systems	11,904	13,882	(1,978)	24,947	24,510	437
Centrifugal pumps	11,148	10,014	1,134	22,555	19,839	2,716
	$35,607	$35,195	$412	$73,125	$67,173	$5,952

Income from Operations	$4,918	$3,922	$996	$10,310	$7,416	$2,894

				June 30, 2026	December 31, 2025	Change
Backlog				$167,139	$120,333	$46,806

The increase in net sales for the three and six months ended June 30, 2026, when compared to the same periods of the prior year, is primarily due to:

•
Higher net sales of heat exchange coils principally due to:
o
Higher volume of shipments of commercial product, which increased net sales by approximately $400 and $2,500, respectively;
o
Higher volume of shipments to customers in the power generation market, which increased nets sales by approximately $900 and $1,700, respectively; offset by
o
Lower volume of shipments to industrial customers, which reduced net sales by approximately $100 and $1,400.
•
Net sales of air handling units fluctuated primarily due to timing of shipments as demand has improved from the prior year (see backlog discussion below).
•
Higher net sales of centrifugal pumps principally due to:
o
Higher volume of shipments of pumps and aftermarket products to customers in the power generation market, which increased net sales by approximately $3,500 and $5,600, respectively; offset by
o
Lower volume of shipments of new pump sets and aftermarket orders to the U.S. Navy market primarily due to timing of orders requested by customers, which decreased nets sales by approximately $2,400 and $2,900, respectively.

The improvement in operating income for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025, is principally due to:

•
Higher sales and changes in product mix, which benefited operating income by approximately $1,700 and $4,100; offset by
•
Higher selling and administrative expenses of $400 and $900, respectively, including higher commissions attributable to an increase in commissionable sales of air handling units, and
•
Employee-Retention Credits of $279 received in the second quarter of 2025.

Backlog at June 30, 2026 improved when compared to backlog at December 31, 2025 by approximately $46,806 with each of the product lines improving. In particular, backlog for:

•
Centrifugal pumps increased approximately $23,900 primarily due to strong order activity in the U.S. Navy and power generation markets,
•
Air handling units increased approximately $14,500 primarily due to strong order activity in the pharmaceutical healthcare markets, and
•
Heat exchange coils increased approximately $8,500 primarily due to strong order intake for commercial OEMs.

At June 30, 2026, approximately 54% of the segment's backlog is expected to ship after 2026.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income from operations. Non-GAAP adjusted EBITDA is calculated as net income (loss) excluding interest expense, other income (expense) - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income from operations is calculated as income (loss) from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the segment’s ongoing results of operations, or beyond its control. During the six months ended June 30, 2026, these non-GAAP financial measures were adjusted to exclude the Deconsolidation Charge. During the three and six months ended June 30, 2025, these non-GAAP financial measures were adjusted to exclude the severance and other exit costs component of U.K. Exit Charge (the accelerated depreciation component of the U.K. Exit Charge is included in depreciation and amortization) and the Employee-Retention Credits. These non-GAAP financial measures are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of these items that it excludes from adjusted EBITDA and adjusted income from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making. In particular, the Corporation believes the exclusion of the Deconsolidation Charge, the severance and other exit costs component of the U.K. Exit Charge and the Employee-Retention Credits can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net income (loss), or non-GAAP adjusted income from operations, rather than income (loss) from operations, which are the nearest GAAP equivalents. Among other things, there can be no assurance that additional expenses similar to the Deconsolidation Charge and the severance and other exit costs component of the U.K. Exit Charge or additional benefits similar to the Employee-Retention Credits will not occur in future periods.

The adjustments reflected in non-GAAP adjusted income from operations are pre-tax. No income tax benefit was able to be recognized for the Deconsolidation Charge and U.K. Exit Charge since the underlying operations remained in a three-year cumulative loss position as of June 30, 2026. The tax expense associated with the Employee-Retention Credits was not significant.

The following is a reconciliation of net income (loss) to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income (GAAP)	$2,149	$(6,720)	$1,999	$(4,829)
Add (deduct):
Interest expense	2,791	2,825	5,514	5,551
Other income (expense) – net	(545)	225	(1,141)	(601)
Income tax provision	677	592	1,262	651
Income (loss) from operations (GAAP)	5,072	(3,078)	7,634	772
Add (deduct):
Depreciation and amortization(1)	4,226	5,368	8,484	10,004
Stock-based compensation	467	332	759	638
Deconsolidation Charge	—	—	875	—
Severance and other exit costs	—	6,096	—	6,096
Employee-Retention Credits	—	(735)	—	(735)
Adjusted EBITDA (Non-GAAP)	$9,765	$7,983	$17,752	$16,775

(1)
Depreciation and amortization for the three and six months ended June 30, 2025 includes accelerated depreciation of $654 associated with exiting the U.K. operations.

The following is a reconciliation of income (loss) from operations to non-GAAP adjusted income from operations for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,
	2026				2025
	FCEP	ALP	Corp(1)	Consolidated	FCEP	ALP	Corp(1)	Consolidated
Income (loss) from operations (GAAP)	$3,921	$4,918	$(3,767)	$5,072	$(3,963)	$3,922	$(3,037)	$(3,078)
Add (deduct):
Depreciation and amortization(2)	3,863	350	13	4,226	5,084	284	—	5,368
Stock-based compensation	—	—	467	467	—	—	332	332
Severance and other exit costs	—	—	—	—	6,096	—	—	6,096
Employee-Retention Credits	—	—	—	—	(456)	(279)	—	(735)
Income from operations, as adjusted (Non-GAAP)	$7,784	$5,268	$(3,287)	$9,765	$6,761	$3,927	$(2,705)	$7,983

	Six Months Ended June 30,
	2026				2025
	FCEP	ALP	Corp(1)	Consolidated	FCEP	ALP	Corp(1)	Consolidated
Income (loss) from operations (GAAP)	$4,827	$10,310	$(7,503)	$7,634	$(58)	$7,416	$(6,586)	$772
Add (deduct):
Depreciation and amortization(2)	7,787	677	20	8,484	9,452	552	—	10,004
Stock-based compensation	—	—	759	759	—	—	638	638
Deconsolidation Charge	875	—	—	875	—	—	—	—
Severance and other exit costs	—	—	—	—	6,096	—	—	6,096
Employee-Retention Credits	—	—	—	—	(456)	(279)	—	(735)
Income from operations, as adjusted (Non-GAAP)	$13,489	$10,987	$(6,724)	$17,752	$15,034	$7,689	$(5,948)	$16,775

(1) Corporate represents the operating expenses of the corporate office and other costs not allocated to the segments.

(2) Depreciation and amortization for the three and six months ended June 30, 2025 includes accelerated depreciation of $654 associated with exiting the U.K. operations.

Liquidity and Capital Resources

	Six Months Ended June 30,
	2026	2025	Change
Net cash flows provided by (used in) operating activities	$1,933	$(7,614)	$9,547
Net cash flows used in investing activities	(8,863)	(3,014)	(5,849)
Net cash flows provided by financing activities	3,354	4,374	(1,020)
Effect of exchange rate changes on cash and cash equivalents	(80)	772	(852)
Net decrease in cash and cash equivalents	(3,656)	(5,482)	1,826
Cash and cash equivalents at beginning of period	10,703	15,427	(4,724)
Cash and cash equivalents at end of period	$7,047	$9,945	$(2,898)

Net cash flows provided by (used in) operating activities equaled $1,933 and $(7,614) for the six months ended June 30, 2026 and 2025, respectively, a change of $9,547 primarily due to:

•
Higher customer-related liabilities, net of change in investment in contract assets, of approximately $16,100 principally due to the timing of deposits received from customers;
•
Collection of a portion of the Estimated Recovery of approximately $1,255;
•
Lower asbestos-related payments of approximately $500; offset by
•
Higher investment in working capital of approximately $8,600 principally due to increases in inventories.

Trade receivables at June 30, 2026 increased by approximately $7,400 when compared to trade receivables at December 31, 2025 primarily due to receivable mix with such receivables having longer payment terms at June 30, 2026 when compared to the receivable mix at December 31, 2025.

Inventories at June 30, 2026 increased by approximately $9,300 when compared to inventories at December 31, 2025 principally due to increased production in anticipation of the plant shutdowns to occur in Europe in the third quarter of 2026.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements.

The Deconsolidation Charge of $875 recognized during the six months ended June 30, 2026 is a non-cash charge and did not impact net cash flows provided by (used in) operating activities.

Net cash flows used in investing activities equaled $(8,863) and $(3,014) for the six months ended June 30, 2026 and 2025, respectively, an increase of $(5,849) primarily due to:

•
Higher capital expenditures of approximately $5,473 and
•
Lower government incentives, such as grants, received in the current year by a division of the ALP segment for specific capital purchases of approximately $323.

At June 30, 2026, commitments for future capital expenditures approximated $7,200, which is expected to be spent over the next 12-18 months.

Net cash flows provided by financing activities equaled $3,354 and $4,374 for the six months ended June 30, 2026 and 2025, respectively, a decrease of $(1,020) which is primarily due to:

•
Proceeds received in the prior year from the new Equipment Term Notes of $13,500 and
•
Higher repayment of debt principal of $1,185 in the current year; offset by
•
Lower net repayments on the Corporation’s revolving credit facility of $12,826 with the high level of repayments in the prior year enabled by the proceeds received from the new Equipment Term Notes, and
•
Payment of deferred financing fees of $840 in the prior year in connection with amending the Corporation's revolving credit facility.

The current portion of debt increased approximately $1,600 as of June 30, 2026 from December 31, 2025 due to higher balances outstanding as swing loans. Swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the Swedish krona and Chinese yuan against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $3,656 during 2026 and ended the period at $7,047 in comparison to $10,703 at December 31, 2025. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to repay borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs, net asbestos payments, and capital expenditures. As of June 30, 2026, remaining availability under the revolving credit facility approximated $29,043, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs. Similarly, decreases in the underlying benchmark rates will decrease the Corporation’s debt service costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of June 30, 2026.

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

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2026, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

Item 6 Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

(3.1)		Restated Articles of Incorporation, effective as of August 11, 2017, incorporated by reference to Quarterly Report on Form 10-Q filed on November 9, 2017.

(3.2)		Amendment of Amended and Restated Articles of Incorporation, effective as of May 9, 2019, incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2019.

(3.3)		Amended and Restated By-Laws, effective June 4, 2024, incorporated by reference to Quarterly Report on Form 10-Q filed on August 12, 2024.

(10.1)	†	Non-employee Director Compensation Policy amended May 8, 2026

(31.1)	†	Certification of Principal Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(31.2)	†	Certification of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

(32.1)	††	Certification of Principal Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(32.2)	††	Certification of Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(101.INS)	*	Inline XBRL Instance Document

(101.SCH)	**	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

(104)		The cover page for the Corporation’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
†		Filed herewith.
††		Furnished herewith.
*		The instance document does not appear in the Interactive Data File because its XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document.
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: August 11, 2026	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: August 11, 2026	BY:	/s/ David G. Anderson
David G. Anderson
Vice President, Chief Financial Officer and Treasurer