Form 10-Q
period 2026-09-30
AMPCO PITTSBURGH CORP
filed 2026-11-10
CIK 6176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

On November 5, 2026, 20,658,703 common shares were outstanding.

AMPCO-PITTSBURGH CORPORATION

PART I – FINANCIAL INFORMATION

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,320	$10,703
Trade receivables, less allowance for credit losses of $319 as of September 30, 2026 and $242 as of December 31, 2025	71,652	78,981
Trade receivables from related parties	3,530	2,390
Inventories	109,021	104,431
Insurance receivable – asbestos	19,000	19,000
Contract assets	6,428	9,790
Estimated recovery - UES-UK (Note 2)	5,370	7,500
Other current assets	6,346	6,825
Total current assets	230,667	239,620
Property, plant and equipment, net	125,126	129,133
Operating lease right-of-use assets	4,389	4,673
Insurance receivable – asbestos, less allowance for credit losses of $537 as of September 30, 2026 and December 31, 2025	92,942	107,838
Deferred income tax assets	3,865	3,898
Intangible assets, net	4,210	4,631
Investments in joint ventures	835	835
Other noncurrent assets	5,672	4,727
Total assets	$467,706	$495,355
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,115	$46,268
Accounts payable to related parties	1,457	1,827
Accrued payrolls and employee benefits	14,919	13,357
Debt – current portion	14,571	15,723
Operating lease liabilities – current portion	902	946
Asbestos liability – current portion	28,000	28,000
Customer-related liabilities	30,093	16,522
Other current liabilities	6,472	7,816
Total current liabilities	137,529	130,459
Employee benefit obligations	18,249	21,841
Asbestos liability	149,362	170,332
Long-term debt	105,744	117,903
Noncurrent operating lease liabilities	3,487	3,727
Deferred income tax liabilities	331	326
Other noncurrent liabilities	2,941	2,804
Total liabilities	417,643	447,392
Commitments and contingent liabilities (Note 10)
Shareholders’ equity:
Common stock – par value $1; authorized 40,000 shares; issued and outstanding 20,614 shares as of September 30, 2026 and 20,237 shares as of December 31, 2025	20,614	20,237
Additional paid-in capital	178,515	179,232
Retained deficit	(137,546)	(138,626)
Accumulated other comprehensive loss	(29,604)	(28,204)
Total Ampco-Pittsburgh shareholders’ equity	31,979	32,639
Noncontrolling interest	18,084	15,324
Total shareholders’ equity	50,063	47,963
Total liabilities and shareholders’ equity	$467,706	$495,355

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
Net sales	$106,340	$103,748	$307,375	$311,907
Net sales to related parties	5,359	4,261	15,569	13,471
Total net sales	111,699	108,009	322,944	325,378
Operating costs and expenses:
Costs of products sold (excluding depreciation and amortization)	89,326	86,656	256,756	260,741
Selling and administrative	13,535	12,738	40,336	39,365
Depreciation and amortization	4,130	7,091	12,614	17,095
Deconsolidation Charge (Note 2)	—	—	875	—
Severance charge (Note 2)	—	165	—	6,019
Loss on disposal of assets	92	236	113	263
Total operating costs and expenses	107,083	106,886	310,694	323,483
Income from operations	4,616	1,123	12,250	1,895
Other expense – net:
Interest expense	(2,766)	(3,001)	(8,280)	(8,552)
Other (expense) income – net	(370)	748	771	1,349
Total other expense – net	(3,136)	(2,253)	(7,509)	(7,203)
Income (loss) before income taxes	1,480	(1,130)	4,741	(5,308)
Income tax provision	(346)	(525)	(1,608)	(1,176)
Net income (loss)	1,134	(1,655)	3,133	(6,484)
Less: Net income attributable to noncontrolling interest	676	556	2,053	1,920
Net income (loss) attributable to Ampco-Pittsburgh	$458	$(2,211)	$1,080	$(8,404)

Net income (loss) per share attributable to Ampco- Pittsburgh common shareholders:
Basic	$0.02	$(0.11)	$0.05	$(0.42)
Diluted	$0.02	$(0.11)	$0.05	$(0.42)

Weighted-average number of common shares outstanding:
Basic	20,614	20,227	20,429	20,106
Diluted	21,634	20,227	21,422	20,106

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,134	$(1,655)	$3,133	$(6,484)
Other comprehensive income (loss), net of income tax where applicable:
Adjustments for changes in:
Foreign currency translation	166	(470)	(240)	10,232
Unrecognized employee benefit costs (including effects of foreign currency translation)	5	217	16	(863)
Fair value of cash flow hedges	41	22	117	820
Reclassification adjustments for items included in net income (loss):
Amortization of unrecognized employee benefit costs	(115)	(157)	(346)	(480)
Settlement of cash flow hedges	(71)	(244)	(240)	(584)
Other comprehensive income (loss)	26	(632)	(693)	9,125
Comprehensive income (loss)	1,160	(2,287)	2,440	2,641
Less: Comprehensive income attributable to noncontrolling interest	906	649	2,760	2,253
Comprehensive income (loss) attributable to Ampco-Pittsburgh	$254	$(2,936)	$(320)	$388

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

Three Months Ended September 30, 2026	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at July 1, 2026	$20,614	$177,906	$(138,004)	$(29,400)	$17,178	$48,294
Stock-based compensation		609				609
Comprehensive income:
Net income			458		676	1,134
Other comprehensive (loss) income				(204)	230	26
Comprehensive income					906	1,160
Balance at September 30, 2026	$20,614	$178,515	$(137,546)	$(29,604)	$18,084	$50,063

Three Months Ended September 30, 2025
Balance at July 1, 2025	$20,225	$178,529	$(78,752)	$(57,319)	$13,812	$76,495
Stock-based compensation		334				334
Comprehensive income (loss):
Net (loss) income			(2,211)		556	(1,655)
Other comprehensive (loss) income				(725)	93	(632)
Comprehensive income (loss)					649	(2,287)
Shareholder exercise of warrants	3	14				17
Balance at September 30, 2025	$20,228	$178,877	$(80,963)	$(58,044)	$14,461	$74,559

Nine Months Ended September 30, 2026
Balance at January 1, 2026	$20,237	$179,232	$(138,626)	$(28,204)	$15,324	$47,963
Stock-based compensation		1,368				1,368
Comprehensive income:
Net income			1,080		2,053	3,133
Other comprehensive (loss) income				(1,400)	707	(693)
Comprehensive income					2,760	2,440
Issuance of common stock	377	(2,085)				(1,708)
Balance at September 30, 2026	$20,614	$178,515	$(137,546)	$(29,604)	$18,084	$50,063

Nine Months Ended September 30, 2025
Balance at January 1, 2025	$19,980	$178,298	$(72,559)	$(66,836)	$12,208	$71,091
Stock-based compensation		972				972
Comprehensive income:
Net (loss) income			(8,404)		1,920	(6,484)
Other comprehensive income				8,792	333	9,125
Comprehensive income					2,253	2,641
Shareholder exercise of warrants	3	14				17
Issuance of common stock	245	(407)				(162)
Balance at September 30, 2025	$20,228	$178,877	$(80,963)	$(58,044)	$14,461	$74,559

See Notes to Condensed Consolidated Financial Statements.

S

AMPCO-PITTSBURGH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$23,723	$(1,363)

Cash flows used in investing activities:
Purchases of property, plant and equipment	(11,809)	(6,634)
Proceeds from government grants, used for purchase of equipment	612	1,343
Proceeds from sale of property, plant and equipment	14	297
Purchases of long-term marketable securities	(187)	(12)
Proceeds from sale of long-term marketable securities	579	499
Net cash flows used in investing activities	(10,791)	(4,507)

Cash flows (used in) provided by financing activities:
Proceeds from revolving credit facility	18,753	27,931
Payments on revolving credit facility	(28,972)	(33,401)
Proceeds from Equipment Term Notes	—	13,500
Repayment of debt principal	(3,970)	(2,556)
Payment of debt issuance costs	—	(891)
Proceeds from shareholder exercise of warrants	—	17
Net cash flows (used in) provided by financing activities	(14,189)	4,600

Effect of exchange rate changes on cash and cash equivalents	(126)	801

Net decrease in cash and cash equivalents	(1,383)	(469)
Cash and cash equivalents at beginning of period	10,703	15,427
Cash and cash equivalents at end of period	$9,320	$14,958

Supplemental information:
Income tax payments (net of refunds)	$1,639	$1,282
Interest payments	$7,187	$7,304

Non-cash investing and financing activities:
Purchases of property, plant and equipment in accounts payable	$2,425	$984
Finance lease right-of-use assets exchanged for lease liabilities	$—	$23
Operating lease right-of-use assets exchanged for lease liabilities	$179	$633

See Notes to Condensed Consolidated Financial Statements.

AMPCO-PITTSBURGH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands)

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

Note 1 – Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated balance sheet as of September 30, 2026 and the unaudited condensed consolidated statements of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025, have been prepared by the Corporation. In the opinion of management, all adjustments, consisting of only normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results expected for the full year.

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

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. ASU 2025-10 provides authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government, including a grant related to an asset that is conditioned on the purchase, construction, or acquisition of an asset such as a long-lived asset. The guidance becomes effective for the Corporation's annual period beginning January 1, 2029, with early adoption permitted. ASC 2025-10 allows for one of the following methods of adoption: (i) a modified prospective approach, (ii) a modified retrospective approach, or (iii) a retrospective approach. The Corporation is currently evaluating the method of adoption and impact this new standard will have on its consolidated financial position, results of operations and cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Disaggregation of Income Statement Expenses. The guidance requires tabular disclosure of certain expenses included in costs of products sold and selling and administrative expenses, such as purchases of inventory and employee compensation, and qualitative description of certain other costs. The guidance becomes effective for the Corporation’s annual period beginning January 1, 2027 and interim periods beginning January 1, 2028. ASC 2024-03 allows for either of the following methods of adoption: (i) prospectively to financial statements issued for reporting periods after the effective date of this update or (ii) retrospectively to any or all prior periods presented in the financial statements. The Corporation is currently evaluating the method of adoption and impact this new standard will have on its annual disclosures in its consolidated financial statements for the year ending December 31, 2027 and interim disclosures thereafter. It will not, however, impact the Corporation’s consolidated financial position, results of operations or cash flows.

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

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the condensed consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. As of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) after the costs and expenses of the Structured Insolvency (the “Estimated Recovery”), if any, since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement.

As of December 31, 2025, the Estimated Recovery equaled $7,500. In January 2026, the Administrators distributed $1,255 to the Corporation, which was returned to the lenders under the Credit Agreement reducing the Corporation's balance outstanding under the Credit Agreement. Based on updated information received from the Administrators, including lower funds expected to be available for future distributions, the Corporation subsequently wrote down the Estimated Recovery by $875 which is recognized as a Deconsolidation Charge in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2026.

Changes in the Estimated Recovery for the three and nine months ended September 30, 2026 were as follows:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Balance at beginning of the period	$5,370	$7,500
Cash received	—	(1,255)
Change in the Estimated Recovery	—	(875)
Balance at end of the period	$5,370	$5,370

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

For the three and nine months ended September 30, 2025, the Corporation recognized estimated charges approximating $3,069 and $9,819, respectively, primarily for employee-related costs payable to the employees of UES-UK under existing benefit plans; accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK; and similar closure costs approximating $800 for the non-core steel distribution facility located in Ohio held by Alloys Unlimited and Processing, LLC (“AUP”), an indirect wholly owned subsidiary of the Corporation (collectively, the “Exit Charges”).

The Exit Charges included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 are comprised of the following:

Type of Cost	Location of Cost in Statement of Operations	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Employee-related costs	Severance charge	$165	$6,019
Accelerated depreciation	Depreciation and amortization	2,407	3,061
Loss on sale of assets	Loss on disposal of assets	210	210
Professional fees	Selling and administrative	53	185
Other	Costs of products sold (excluding depreciation and amortization)	234	344
Total Exit Charges		$3,069	$9,819

The charge for employee-related costs primarily represented statutory severance and other benefits payable to the approximately 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans. Accelerated depreciation is a non-cash charge and represented higher depreciation expense resulting from reducing the estimated remaining useful lives and revising the estimated residual value of the property, plant and equipment of UES-UK and AUP. Professional fees represent direct costs incurred relating to the formal consultation process of UES-UK. Loss on sale of assets is a non-cash charge and represents the loss on the sale of the equipment of AUP during the third quarter of 2025. As a result of the Structured Insolvency, no outstanding accrued severance remained as of December 31, 2025.

Note 3 – Inventories

At September 30, 2026 and December 31, 2025, substantially all inventories were valued using the first-in, first-out method. Inventories were comprised of the following:

	September 30, 2026	December 31, 2025
Raw materials	$40,218	$38,766
Work-in-process	41,208	39,930
Finished goods	20,568	19,069
Supplies	7,027	6,666
Inventories	$109,021	$104,431

Note 4 – Contract Assets

Changes in contract assets were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$6,361	$6,487	$9,790	$8,486
Revenue earned on new and existing contracts	14,248	15,148	40,868	46,602
Satisfaction of existing contracts	(14,136)	(12,565)	(44,148)	(46,359)
Other, primarily changes in foreign currency exchange rates	(45)	(165)	(82)	176
Balance at end of the period	$6,428	$8,905	$6,428	$8,905

Note 5 – Property, Plant and Equipment

Property, plant and equipment were comprised of the following:

	September 30, 2026	December 31, 2025
Land and land improvements	$9,073	$9,321
Buildings and leasehold improvements	70,046	70,319
Machinery and equipment	348,384	347,030
Construction-in-progress	10,564	6,088
Other	6,448	6,447
	444,515	439,205
Accumulated depreciation and amortization	(319,389)	(310,072)
Property, plant and equipment, net	$125,126	$129,133

Certain property, plant and equipment are held as collateral including:

•
Certain of the machinery and equipment with a book value equal to approximately $24,239 at September 30, 2026, purchased with proceeds from the equipment finance facility (Note 8), are held as collateral for the equipment financing facility.
•
Certain land and land improvements and buildings and leasehold improvements with a book value equal to approximately $55,990 are included in the sale-leaseback financing transactions and Disbursement Agreement (Note 8). Title to these assets lies with the lender; however, since the transactions qualified as financing transactions, versus sales transactions, the assets remain recorded on the Corporation’s condensed consolidated balance sheets.
•
The remaining assets, other than real property, are pledged as collateral for the Corporation’s revolving credit facility and Equipment Term Notes (Note 8).

The gross value of assets under finance leases and the related accumulated depreciation approximated $3,416 and $1,947, respectively, as of September 30, 2026 and $3,795 and $1,966, respectively, at December 31, 2025.

Depreciation expense approximated $4,076 and $7,021, including depreciation of assets under finance leases of approximately $95 and $81, for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense approximated $12,448 and $16,851, including depreciation of assets under finance leases of approximately $287 and $237 for the nine months ended September 30, 2026 and 2025, respectively.

Note 6 – Intangible Assets

Intangible assets were comprised of the following:

	September 30, 2026	December 31, 2025
Customer relationships	$4,156	$5,743
Developed technology	3,973	4,136
Trade name	2,259	2,395
	10,388	12,274
Accumulated amortization	(6,178)	(7,643)
Intangible assets, net	$4,210	$4,631

The trade name is an indefinite-lived asset and, accordingly, is not subject to amortization. The fluctuation between the periods is due to changes in foreign currency exchange rates. Changes in intangible assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$4,345	$4,654	$4,631	$4,255
Amortization of intangible assets	(54)	(70)	(166)	(244)
Other, primarily impact from changes in foreign currency exchange rates	(81)	25	(255)	598
Balance at end of the period	$4,210	$4,609	$4,210	$4,609

Note 7 – Customer-Related Liabilities

Customer-related liabilities as of September 30, 2026 and December 31, 2025 primarily include liabilities for product warranty claims and deposits received on future orders. The Corporation provides a limited warranty on its products, known as an “assurance-type” warranty, and may issue credit notes or replace products free of charge for valid claims. A warranty is considered an assurance-type warranty if it provides the customer with assurance that the product will function as intended. Historically, warranty claims have been insignificant. The Corporation records a provision for estimated product warranties at the time the underlying sale is recorded. The provision is based on historical experience as a percentage of sales adjusted for probable and known claims.

Changes in the liability for product warranty claims consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$5,566	$5,579	$5,350	$5,423
Provision for warranty claims, net	477	20	1,405	948
Satisfaction of warranty claims	(225)	(436)	(707)	(1,727)
Other, primarily impact from changes in foreign currency exchange rates	(128)	(35)	(358)	484
Balance at end of the period	$5,690	$5,128	$5,690	$5,128

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

Changes in customer deposits consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$22,508	$17,177	$12,707	$21,503
Receipt of additional deposits	14,225	7,218	32,481	22,007
Satisfaction of performance obligations	(11,158)	(9,246)	(19,590)	(28,493)
Other, primarily impact from changes in foreign currency exchange rates	(2)	(150)	(25)	(18)
Balance at end of the period	25,573	14,999	25,573	14,999
Deposits - Other noncurrent liabilities	(2,700)	(3,355)	(2,700)	(3,355)
Deposits - Customer-related liabilities	$22,873	$11,644	$22,873	$11,644

Note 8 – Debt

Borrowings were comprised of the following:

	September 30, 2026	December 31, 2025
Revolving credit facility	$42,000	$52,219
Sale-leaseback financing obligations	46,827	46,296
Equipment financing facility	12,895	14,633
Equipment Term Notes	8,452	9,898
Industrial Revenue Bonds	9,191	9,191
Finance lease liabilities	950	1,389
Outstanding borrowings	120,315	133,626
Debt – current portion	(14,571)	(15,723)
Long-term debt	$105,744	$117,903

The current portion of debt includes primarily the Industrial Revenue Bonds (“IRBs”), swing loans under the revolving credit facility and principal payments due during the next 12 months. Although the IRBs begin to become due in late 2027 (see “Industrial Revenue Bonds” below), the bonds can be put back to the Corporation on short notice if they are not able to be remarketed; accordingly, the IRBs are classified as a current liability, although the Corporation considers the likelihood of the bonds being put back to the Corporation to be remote. By definition, swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility. No swing loans were outstanding as of September 30, 2026. The swing loan balance outstanding was $1,219 at December 31, 2025.

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

As of September 30, 2026, the Corporation had outstanding borrowings under the Revolving Credit Facility of $42,000. The average interest rate under the Revolving Credit Facility and, for 2025, the previous revolving credit and security agreement approximated 6.59% and 6.51% for the three and nine months ended September 30, 2026, respectively, and 7.38% and 7.22% for the three and nine months ended September 30, 2025, respectively. The Corporation also utilizes a portion of the Revolving Credit Facility for letters of credit (Note 10). As of September 30, 2026, the remaining availability under the Revolving Credit Facility approximated $31,473, net of standard availability reserves. Debt issuance costs of $891 were incurred in 2025 related to amending the Credit Agreement and are being amortized over the remaining term of the agreement.

Borrowings outstanding under the Revolving Credit Facility are collateralized by a first priority perfected security interest in substantially all of the accounts receivable and inventories of the Corporation and its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants and limitations, including, but not limited to, investments in certain subsidiaries, payment of dividends, incurrence of additional indebtedness and guaranties, and acquisitions and divestitures. In addition, the Corporation must maintain a certain level of excess availability or otherwise maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.05 to 1.00. The Corporation was in compliance with the applicable bank covenants as of September 30, 2026.

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

In connection with the August 2022 sale-leaseback financing transaction, and as modified by the October 2022 sale-leaseback financing transaction, UES and STORE entered into a Second Amended and Restated Master Lease Agreement (the “Second Amended and Restated Lease”), which amended and restated the existing lease agreement between UES and STORE. Pursuant to the Second Amended and Restated Lease, UES will lease the ALP Properties and the UES Properties (collectively, the “Properties”), subject to the terms and conditions of the Second Amended and Restated Lease, and UES will sublease the ALP Properties to Air & Liquid on the same terms as the Second Amended and Restated Lease. The Second Amended and Restated Lease provides for an initial term of 20 years; however, UES may extend the lease for the Properties for four successive periods of five years each. If fully extended, the Second Amended and Restated Lease would expire in August 2062. UES also has the option to repurchase the Properties, which it may, and intends to, exercise in 2032, for a price equal to the greater of (i) the Fair Market Value of the Properties or (ii) 115% of Lessor’s Total Investment, with such terms defined in the Second Amended and Restated Lease.

In August 2022, in connection with the Second Amended and Restated Lease, UES and STORE entered into a Disbursement Agreement pursuant to which STORE agreed to provide up to $2,500 to UES towards certain leasehold improvements in the Carnegie, Pennsylvania manufacturing facility. In June 2023, UES and STORE entered into a Third Amended and Restated Master Lease Agreement (the “Third Amended and Restated Lease”) whereby UES received $2,500 of proceeds from the Disbursement Agreement. The annual payments for the Properties (the “Base Annual Rent”) have been adjusted to repay the $2,500 over the balance of the initial term of the Second Amended and Restated Lease of 20 years. Advances under the Disbursement Agreement are secured by a first priority security interest in the leasehold improvements.

At September 30, 2026, the Base Annual Rent, including the Disbursement Agreement, is equal to $3,795, payable in equal monthly installments. Each October through 2052, the Base Annual Rent will increase by an amount equal to the lesser of 2.04% or 1.25 times the change in the consumer price index, as defined in the Second Amended and Restated Lease. The Base Annual Rent during the remaining ten years of the Second Amended and Restated Lease will equal the Fair Market Rent, as defined in the Second Amended and Restated Lease. At October 1, 2026, the new Base Annual Rent is equal to $3,873, an increase of 2.04%.

The Third Amended and Restated Lease and the Disbursement Agreement contain certain representations, warranties, covenants, obligations, conditions, indemnification provisions, and termination provisions customary for those types of agreements. The Corporation was in compliance with the applicable covenants as of September 30, 2026.

The effective interest rate approximated 8.29% for each of the three and nine months ended September 30, 2026, and 8.29% and 8.28% for the three and nine months ended September 30, 2025, respectively.

On September 16, 2026, UES and STORE entered into a second disbursement agreement pursuant to which STORE agreed to provide approximately $1,100 to Air & Liquid towards certain leasehold improvements at the North Tonawanda, New York manufacturing facility. As of September 30, 2026, no amounts were advanced under the second disbursement agreement. On October 13, 2026, UES and STORE entered into a First Amendment to the Third Amended and Restated Master Lease Agreement (“First Amendment to the Third Amended and Restated Lease”), which extends the initial term of the Third Amended and Restated Lease from August 2042 to June 2046. If fully extended, the lease would expire in June 2066. The Base Annual Rent will be adjusted to repay any amounts advanced under the second disbursement agreement at the time of the advance, with such advances to be repaid over the remaining term of the First Amendment to the Third Amended and Restated Lease of 20 years. Advances under the Third Amended and Restated Lease will be secured by a first priority security interest in the leasehold improvements.

Equipment Financing Facility

In September 2022, UES and Clarus Capital Funding I, LLC (“Clarus”) entered into a Master Loan and Security Agreement, pursuant to which UES could borrow up to $20,000 to finance certain equipment purchases associated with a capital program at certain of its locations. Each borrowing constituted a secured loan transaction (each, a “Term Note”). Each Term Note has a term of 84 months. As of September 30, 2026, monthly payments of principal and interest approximate $293, which continue through mid-2031.

Interest on each Term Note accrues at an annual fixed rate ranging between 8.40% and 9.22%. The effective interest rates approximated 8.55% and 8.56% for the three and nine months ended September 30, 2026, respectively, and 8.66% for each of the three and nine months ended September 30, 2025. Each Term Note is secured by a first priority security interest in and to all of UES’ rights, title and interests in the underlying equipment.

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

Borrowings under the Equipment Term Notes bear interest at SOFR plus an applicable margin ranging between 3.00% and 3.50%. The effective interest rate approximated 7.31% and 7.29% for the three and nine months ended September 30, 2026, respectively, and 7.94% for the three months ended September 30, 2025. The Equipment Term Notes are secured by certain equipment of the Corporation that secured the previous revolving credit facility.

Industrial Revenue Bonds

The Corporation has two IRBs outstanding: (i) $7,116 taxable IRB maturing November 1, 2027, interest at a floating rate which averaged 3.84% and 4.41% for the three months ended September 30, 2026 and 2025, respectively, and 3.77% and 4.42% for the nine months ended September 30, 2026 and 2025, respectively, and (ii) $2,075 tax-exempt IRB maturing March 1, 2029, interest at a floating rate which averaged 2.44% and 2.82% for the three months ended September 30, 2026 and 2025, respectively, and 2.48% and 3.08% for the nine months ended September 30, 2026 and 2025, respectively. The IRBs are secured by letters of credit of equivalent amounts and are remarketed periodically at which time the interest rates are reset. If the IRBs are not able to be remarketed, although considered a remote possibility by the Corporation, the bondholders can seek reimbursement immediately from the letters of credit; accordingly, the IRBs are recorded as current debt on the condensed consolidated balance sheets.

Note 9 – Pension and Other Postretirement Benefits

Contributions to the Corporation’s employee benefit plans are summarized below. Effective January 1, 2026, certain contributions to the U.S. defined contribution plan are made annually.

	Nine Months Ended September 30,
	2026	2025
U.S. defined benefit pension plans	$1,262	$2,488
U.S. nonqualified defined benefit pension plans (e.g. payments)	$476	$574
Foreign defined benefit pension plans	$210	$323
Other postretirement benefits (e.g., net payments)	$189	$259
Foreign defined contribution pension plans	$186	$207
U.S. defined contribution plan	$1,113	$2,220

Net periodic pension and other postretirement benefit costs included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. Defined Benefit Pension Plans (a)	2026	2025	2026	2025
Service cost	$5	$5	$15	$14
Interest cost	1,970	2,236	5,908	6,708
Expected return on plan assets	(2,494)	(2,818)	(7,482)	(8,458)
Amortization of actuarial loss	224	44	672	131
Net benefit income	$(295)	$(533)	$(887)	$(1,605)

(a) Includes the nonqualified defined benefit pension plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Defined Benefit Pension Plans(b)	2026	2025	2026	2025
Service cost	$9	$36	$27	$96
Interest cost	45	484	141	1,425
Expected return on plan assets	—	(555)	—	(1,636)
Amortization of prior service credit	—	(74)	—	(218)
Amortization of actuarial loss	3	209	8	614
Net benefit expense	$57	$100	$176	$281

(b) Includes UES-UK for the three and nine months ended September 30, 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefit Plans	2026	2025	2026	2025
Service cost	$33	$34	$97	$103
Interest cost	75	88	226	264
Amortization of prior service credit	(256)	(256)	(768)	(768)
Amortization of actuarial gain	(86)	(80)	(258)	(239)
Net benefit income	$(234)	$(214)	$(703)	$(640)

Note 10 – Commitments and Contingent Liabilities

As of September 30, 2026:

•
Outstanding standby and commercial letters of credit and bank guarantees equaled $11,023, the majority of which serves as collateral for the IRB debt,
•
Outstanding surety bonds approximated $3,393 (SEK 33,900), which guarantee certain pension commitments of certain of the Corporation’s foreign subsidiaries under a credit insurance arrangement, and
•
Outstanding Corporate guarantees approximated $1,601 (SEK 16,000), which guarantee certain obligations of one of the Corporation's foreign subsidiaries with its local banking partner.

At September 30, 2026, commitments for future capital expenditures approximated $7,100, which is expected to be spent over the next 12-18 months.

See Note 12 for derivative instruments, Note 15 for litigation and Note 16 for environmental matters.

Note 11 – Accumulated Other Comprehensive Loss

Net change and ending balances for the various components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2026 and 2025 are summarized below. All amounts are net of tax where applicable.

	Foreign Currency Translation	Unrecognized Employee Benefit Costs	Cash Flow Hedges	Total Accumulated Other Comprehensive Loss	Less: Noncontrolling Interest	Accumulated Other Comprehensive Loss Attributable to Ampco-Pittsburgh
Balance at January 1, 2026	$863	$(29,405)	$116	$(28,426)	$(222)	$(28,204)
Net change	(240)	(330)	(123)	(693)	707	(1,400)
Balance at September 30, 2026	$623	$(29,735)	$(7)	$(29,119)	$485	$(29,604)

Balance at January 1, 2025	$(27,691)	$(39,856)	$(102)	$(67,649)	$(813)	$(66,836)
Net change	10,232	(1,343)	236	9,125	333	8,792
Balance at September 30, 2025	$(17,459)	$(41,199)	$134	$(58,524)	$(480)	$(58,044)

The following summarizes the line items affected on the condensed consolidated statements of operations for components reclassified from accumulated other comprehensive loss. Amounts in parentheses represent credits to net income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of unrecognized employee benefit costs:
Other loss – net	$(115)	$(157)	$(346)	$(480)
Income tax effect	—	—	—	—
Net of tax	$(115)	$(157)	$(346)	$(480)
Settlements of cash flow hedges:
Depreciation and amortization (foreign currency purchase contracts)	$(7)	$(6)	$(20)	$(20)
Costs of products sold (excluding depreciation and amortization) (futures contracts – copper and aluminum)	(66)	(242)	(229)	(578)
Total before income tax	(73)	(248)	(249)	(598)
Income tax effect	2	4	9	14
Net of tax	$(71)	$(244)	$(240)	$(584)

The income tax effect associated with the various components of other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 is summarized below. Amounts in parentheses represent credits to net income (loss) when reclassified to earnings. Certain amounts have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized. Foreign currency translation adjustments exclude the effect of income taxes since earnings of non-U.S. subsidiaries are deemed to be reinvested for an indefinite period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax effect associated with changes in:
Unrecognized employee benefit costs	$—	$—	$—	$—
Fair value of cash flow hedges	$—	$(3)	$5	$23
Income tax effect associated with reclassification adjustments:
Amortization of unrecognized employee benefit costs	$—	$—	$—	$—
Settlement of cash flow hedges	$2	$4	$9	$14

Note 12 – Derivative Instruments

Certain divisions of the ALP segment are subject to risk from increases in the price of commodities (aluminum and copper) used in the production of inventory. To minimize this risk, futures contracts are entered into which are designated as cash flow hedges. In March

2025, given the dramatic escalation in the price of copper futures and sufficient supply of copper, the Corporation terminated its existing futures contracts for copper resulting in a pre-tax termination gain of approximately $559. The termination gain was reclassified to earnings throughout 2025 as the projected sales occurred. At September 30, 2026, approximately 67%, or $1,146, of anticipated aluminum purchases over the next seven months are hedged. At September 30, 2025, approximately 75%, or $571, of anticipated aluminum purchases over the next six months were hedged.

The Corporation periodically enters into purchase commitments to cover a portion of its anticipated natural gas and electricity usage. The commitments qualify as normal purchases and, accordingly, are not reflected on the condensed consolidated balance sheets. At September 30, 2026, the Corporation has purchase commitments covering approximately 24%, or $1,072, of anticipated natural gas usage through December 31, 2027 for one of its subsidiaries and approximately 36%, or $1,135, of anticipated electricity usage through December 31, 2027 for another one of its subsidiaries. At September 30, 2025, the Corporation had purchase commitments covering approximately 26%, or $286, of anticipated natural gas usage through December 31, 2025 for one of its subsidiaries and approximately 31%, or $198 of anticipated electricity usage through December 31, 2025 for another one of its subsidiaries. Purchases of natural gas and electricity under previously existing commitments equaled $423 and $1,499 for the three and nine months ended September 30, 2026, respectively, and $756 and $2,841 for the three and nine months ended September 30, 2025, respectively.

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

Losses on foreign exchange transactions included in other (expense) income – net equaled $(819) and $(823) for the three and nine months ended September 30, 2026, respectively, and $(57) and $(1,188) for the three and nine months ended September 30, 2025, respectively.

The change in the fair value of the cash flow contracts is recorded as a component of accumulated other comprehensive loss. The balances as of September 30, 2026 and 2025 and the amounts recognized as and reclassified from accumulated other comprehensive loss for each of the periods are summarized below. Amounts are after tax where applicable. Certain amounts recognized as comprehensive income (loss) or reclassified from accumulated other comprehensive loss have no tax effect due to the Corporation having a valuation allowance recorded against the deferred income tax assets for the jurisdiction where the income or expense is recognized.

Three Months Ended September 30, 2026	Beginning of the Period	Recognized	Reclassified	End of the Period
Foreign currency purchase contracts	$14	$—	$7	$7
Futures contracts – copper and aluminum	9	41	64	(14)
	$23	$41	$71	$(7)
Three Months Ended September 30, 2025
Foreign currency purchase contracts	$40	$—	$6	$34
Futures contracts – copper and aluminum	316	22	238	100
	$356	$22	$244	$134
Nine Months Ended September 30, 2026
Foreign currency purchase contracts	$27	$—	$20	$7
Futures contracts – copper and aluminum	89	117	220	(14)
	$116	$117	$240	$(7)
Nine Months Ended September 30, 2025
Foreign currency purchase contracts	$54	$—	$20	$34
Futures contracts – copper and aluminum	(156)	820	564	100
	$(102)	$820	$584	$134

The change in fair value reclassified or expected to be reclassified from accumulated other comprehensive loss to earnings is summarized below. All amounts are pre-tax.

	Location of Gain (Loss) in Statement of Operations	Estimated to be Reclassified in the Next 12 Months
			Three Months Ended September 30,		Nine Months Ended September 30,
			2026	2025	2026	2025
Foreign currency purchase contracts	Depreciation and amortization	$7	$7	$6	$20	$20
Futures contracts – copper and aluminum	Costs of products sold (excluding depreciation and amortization)	$(16)	$66	$242	$229	$578

Note 13 – Fair Value

The Corporation’s financial assets and liabilities reported at fair value in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2026
Investments
Other noncurrent assets	$2,641	$—	$—	$2,641

As of December 31, 2025
Investments
Other noncurrent assets	$2,802	$—	$—	$2,802

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

Stock-based compensation expense, including expense associated with equity-based awards granted to non-employee members of the Board of Directors, for the three and nine months ended September 30, 2026, equaled $609 and $1,368, respectively, and for the three and nine months ended September 30, 2025, equaled $334 and $972, respectively. The income tax benefit recognized in the condensed consolidated statements of operations was not significant due to the Corporation having a valuation allowance recorded against its deferred income tax assets for the majority of the jurisdictions where the expense was recognized.

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

Asbestos Claims

The following table reflects approximate information about the number of claims for the Asbestos Liability against Air & Liquid and the Corporation for the nine months ended September 30, 2026 and 2025 (number of claims not in thousands). The majority of the settlement and defense costs were reported and paid by insurance carriers. Because claims are often filed and can be settled or dismissed in large groups, the amount and timing of settlements, as well as the number of open claims, can fluctuate significantly from period to period.

	Nine Months Ended September 30,
	2026	2025
Total claims pending at the beginning of the period	5,523	6,363
New claims served	1,200	998
Claims dismissed	(486)	(1,189)
Claims settled	(422)	(489)
Total claims pending at the end of period (1)	5,815	5,683
Administrative closures (2)	(2,650)	(2,889)
Total active claims at the end of the period	3,165	2,794
Gross settlement and defense costs paid in period (in 000’s)	$20,970	$20,859
Average gross settlement and defense costs per claim resolved (in 000’s) (3)	$23.09	$12.43
(1)
Included as “total claims pending” are approximately 1,644 and 1,637 claims at September 30, 2026 and 2025, respectively, classified in various jurisdictions as “inactive” or transferred to a state or federal judicial panel on multi-district litigation.
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

The following table summarizes activity relating to the undiscounted Asbestos Liability for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Asbestos liability, beginning of the year	$198,332	$207,092
Settlement and defense costs paid	(20,970)	(20,859)
Asbestos liability, end of the period	$177,362	$186,233

The following table summarizes activity relating to undiscounted insurance recoveries for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Insurance receivable – asbestos, beginning of the year	$126,838	$139,295
Settlement and defense costs paid by insurance carriers	(14,896)	(14,348)
Insurance receivable – asbestos, end of the period	$111,942	$124,947

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

Note 16 – Environmental Matters

The Corporation is currently performing certain remedial actions in connection with the sale of real estate previously owned and periodically incurs costs to maintain compliance with environmental laws and regulations. Environmental exposures are difficult to assess and estimate for numerous reasons, including lack of reliable data, the multiplicity of possible solutions, the years of remedial and monitoring activity required, and identification of new sites. The undiscounted potential liability for remedial actions and environmental compliance measures approximated $100 at September 30, 2026 and December 31, 2025.

Note 17 – Related Parties

Åkers TISCO Roll Co., Ltd. (“ATR”), a 59.88% indirectly owned joint venture of UES, has sales to and purchases from ATR’s minority shareholder and its affiliates and sales to a shareholder of one of the Corporation’s other joint ventures in China and its affiliates. These sales and purchases, which were in the ordinary course of business, for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026	2026	2025	2025
	USD	RMB	USD	RMB
Purchases from related parties	$3,248	21,989	$2,657	19,066
Sales to related parties	$5,359	36,124	$4,261	30,491

	Nine Months Ended September 30,
	2026	2026	2025	2025
	USD	RMB	USD	RMB
Purchases from related parties	$7,292	49,775	$6,669	48,136
Sales to related parties	$15,569	106,278	$13,471	97,231

Purchases from related parties are included in costs of products sold (excluding depreciation and amortization) and selling and administrative expense on the condensed consolidated statements of operations or inventories on the condensed consolidated balance sheets.

Balances outstanding with ATR’s minority shareholder including its affiliates and the other joint venture’s shareholder and its affiliates as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	September 30, 2026	December 31, 2025	December 31, 2025
	USD	RMB	USD	RMB
Accounts receivable from related parties	$3,530	23,668	$2,390	16,723
Accounts payable to related parties	$1,327	8,897	$69	481

The manufacturing facilities of ATR are located on land leased by ATR from the other partner. The land lease commenced in 2007, the date the joint venture was formed, and continues through 2054, the expected end date of the joint venture, and includes variable lease payments based on the land standard price prevailing in Taiyuan, China, where the joint venture is located. Rent paid by ATR to the other partner approximated $33 (RMB 223) for each of the three months ended September 30, 2026 and 2025 and $100 (RMB 669) for each of the nine months ended September 30, 2026 and 2025, which is included in purchases from related parties.

For the nine months ended September 30, 2026, the Corporation had purchases from UES-UK to fulfill orders on existing customer contracts. No purchases occurred during the third quarter of 2026. These purchases, which were in the ordinary course of business and included in costs of products sold (excluding depreciation and amortization) on the condensed consolidated statement of operations, for the nine months ended September 30, 2026 were as follows:

Nine Months Ended September 30, 2026
Purchases from UES-UK	$1,723

Balances outstanding with UES-UK were as follows:

	September 30, 2026	December 31, 2025
Accounts payable to UES-UK	$130	$1,758

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

Net sales by product line for the three and nine months ended September 30, 2026 and 2025 are outlined below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
Forged and Cast Engineered Products
Forged and cast mill rolls	$62,612	$66,455	$190,381	$207,304
FEP	6,294	5,012	16,645	14,359
Forged and Cast Engineered Products	68,906	71,467	207,026	221,663

Air and Liquid Processing
Air handling systems	16,536	11,169	41,483	35,679
Heat exchange coils	12,574	12,483	38,197	35,307
Centrifugal pumps	13,683	12,890	36,238	32,729
Air and Liquid Processing	42,793	36,542	115,918	103,715
Total Reportable Segments	$111,699	$108,009	$322,944	$325,378

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

Summarized financial information for the Corporation’s reportable segments is shown in the following tables.

	Three Months Ended September 30,
	2026			2025
	FCEP	ALP	Total	FCEP(6)	ALP	Total
Net sales	$68,906	$42,793	$111,699	$71,467	$36,542	$108,009
Less:(1)
Cost of products sold (excluding depreciation and amortization)	55,708	33,618		58,295	28,361
Selling and administrative	5,428	4,303		6,365	3,737
Depreciation and amortization	3,780	336		6,807	284
Severance charge	—	—		165	—
Loss on disposal of assets	68	24		236	—
Segment income (loss) from operations	$3,922	$4,512	$8,434	$(401)	$4,160	$3,759
Reconciliation to income (loss) before income taxes
Corporate costs(4)			(3,818)			(2,636)
Interest expense			(2,766)			(3,001)
Other (expense) income - net(5)			(370)			748
Income (loss) before income taxes			$1,480			$(1,130)

	Nine Months Ended September 30,
	2026			2025
	FCEP	ALP	Total	FCEP(6)	ALP	Total
Net sales	$207,026	$115,918	$322,944	$221,663	$103,715	$325,378
Less:(1)
Cost of products sold (excluding depreciation and amortization)(2)	169,114	87,642		180,345	80,396
Selling and administrative	16,632	12,417		19,236	10,907
Depreciation and amortization	11,567	1,013		16,259	836
Deconsolidation Charge(3)	875	—		—	—
Severance charge	—	—		6,019	—
Loss on disposal of assets	89	24		263	—
Segment income (loss) from operations	$8,749	$14,822	$23,571	$(459)	$11,576	$11,117
Reconciliation to income (loss) before income taxes
Corporate costs(4)			(11,321)			(9,222)
Interest expense			(8,280)			(8,552)
Other income - net(5)			771			1,349
Income (loss) before income taxes			$4,741			$(5,308)

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
(5)
Other (expense) income - net includes losses on foreign exchange transactions, net pension and other postretirement income, investment income, and unrealized (losses) gains on Rabbi trust investments.
(6)
FCEP segment loss from operations for the three and nine months ended September 30, 2025 includes charges for severance, accelerated depreciation and other exit costs of $3,069 and $9,819, respectively, associated with exiting UES-UK and closing AUP.

	Capital Expenditures		Depreciation and Amortization Expense				Identifiable Assets(2)
	Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025	2026	2025
FCEP(1)	$6,213	$4,492	$3,780	$6,807	$11,567	$16,259	$254,883	$272,303
ALP	5,596	2,142	336	284	1,013	836	205,713	215,833
Corporate	—	—	14	—	34	—	7,110	7,219
Consolidated total	$11,809	$6,634	$4,130	$7,091	$12,614	$17,095	$467,706	$495,355

	Long-lived Assets(3)		Net Sales by Geographic Area(4)				Income (Loss) Before Income Taxes
	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Areas:	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
United States(5)	$193,251	$211,461	$77,287	$67,334	$213,584	$188,957	$(175)	$192	$(2,861)	$541
Foreign(6)	39,923	40,376	34,412	40,675	109,360	136,421	1,655	(1,322)	7,602	(5,849)
Consolidated total	$233,174	$251,837	$111,699	$108,009	$322,944	$325,378	$1,480	$(1,130)	$4,741	$(5,308)

(1)
Depreciation and amortization expense for the three and nine months ended September 30, 2025 includes accelerated depreciation of $2,407 and $3,061, respectively, associated with exiting UES-UK and closing AUP.
(2)
Identifiable assets for the FCEP segment include (i) the Estimated Recovery of $5,370 at September 30, 2026 and $7,500 at December 31, 2025 and (ii) investments in joint ventures of $835 at each of September 30, 2026 and December 31, 2025. Identifiable assets for the ALP segment include asbestos-related insurance receivables of $111,942 and $126,838 at September 30, 2026 and December 31, 2025, respectively. Identifiable assets for Corporate represent cash and cash equivalents and other items not allocated to reportable segments.
(3)
Long-lived assets exclude deferred income tax assets. Long-lived assets in the United States include noncurrent asbestos-related insurance receivables of $92,942 and $107,838 at September 30, 2026 and December 31, 2025, respectively. Foreign long-lived assets primarily represent assets of the foreign operations.
(4)
Net sales are attributed to the geographic areas based on the location of the customer. Sales to individual foreign countries were less than 10% of condensed consolidated net sales for each of the periods. The majority of foreign net sales for each of the periods is attributable to the FCEP segment.
(5)
Loss before income taxes for the United States for the nine months ended September 30, 2026 includes the Deconsolidation Charge of $875. Loss before income taxes for the United States for the three and nine months ended September 30, 2025 includes severance, accelerated depreciation and other exit costs approximating $816 associated with closing AUP and for the nine months ended September 30, 2025 includes the Employee-Retention Credits of $735.
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

UES-UK and AUP

On October 14, 2025, (the “Filing Date”), the Directors of UES-UK filed a Notice of Appointment with the Insolvency Court formally appointing FRP as Administrators of UES-UK. This action was confined to UES-UK exclusively and did not affect the Corporation or any of its other subsidiaries. As of the Filing Date, UES-UK was in administration and its affairs, business and property were being managed by the Administrators (the “Structured Insolvency”).

Through October 13, 2025, the date immediately prior to the Filing Date, the operating results of UES-UK are included in the condensed consolidated operating results of the Corporation. Effective as of the Filing Date, the Corporation no longer consolidates the operating results of UES-UK, as the Corporation no longer has decision-making control over UES-UK. As of the Filing Date, the Corporation (i) wrote down its investment in UES-UK to its estimated fair value; (ii) recognized the other comprehensive losses of UES-UK deferred in accumulated other comprehensive loss; and (iii) established an estimated recovery for the amount of funds expected to be returned to the lenders under the Corporation's Second Amended and Restated Revolving Credit, Term Loan and Security Agreement (the “Credit Agreement”) after the costs and expenses of the Structured Insolvency (the “Estimated Recovery”), if any, since the accounts receivables, inventories, and equipment of UES-UK were held as collateral under the Credit Agreement.

The Estimated Recovery recorded and outstanding as of December 31, 2025 equaled $7,500, which was based on the Corporation's assessment of the expected recovery from the insolvency proceedings, including consideration of information provided by the Administrators such as the value and the priority of the claims by various creditors. In January 2026, the Administrators distributed $1,255 to the Corporation, which was returned to the lenders under the Credit Agreement reducing the Corporation's balance outstanding under the Credit Agreement. Based on updated information received from the Administrators, including lower funds expected to be available for future distributions, the Corporation subsequently wrote down the Estimated Recovery by $875 which is recognized as a Deconsolidation Charge in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2026.

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

Executive Overview

For the FCEP segment, global steel manufacturing capacity continues to exceed global steel product consumption. Steel demand has been improving over the last few quarters, which has positively impacted the segment's largest market. In the third quarter of 2025, the U.S. government announced new tariffs on coated steel imports and, effective April 2026, tariffs were increased to 50% on most flat-rolled steel imported into the United States. These additional tariff protections cover more products for our North American customers and continue to meaningfully reduce imports, thereby supporting pricing, improving U.S. steel mill utilization and, in turn, increasing the number of rolling mill rolls being consumed, a positive for the segment.

Tariffs are now applied to steel forged and cast rolls shipped from the segment's European facilities to the United States. Steel is an important distinction as the highest volume of cast rolls imported into the United States is subject only to a country-specific tariff instead of the higher rates on steel forged roll imports. As the U.S. market is underserved as a result of capacity limitations by domestic cast roll suppliers, these tariffs have had little effect on our business. Tariffs remain in place for products that compete with our FEP products, resulting in increases in orders and higher margins.

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

For the ALP segment, businesses are benefiting from higher demand by the power generation market compared to the prior year period, primarily due to growth for data centers and by the defense sector, principally as a result of higher defense spending by U.S. Navy shipbuilders. By prioritizing customer relationships and delivering highly engineered solutions, the Corporation believes the segment has successfully increased its market share and is actively increasing capacity to support this growth. Though it continues to face rising production costs due to inflation, the segment has mitigated these effects through strategic price increases. With rising market demand, the focus for this segment is to add to its manufacturing capacity with the commissioning of new equipment expected by the end of 2026, increase its headcount, and improve its manufacturing efficiencies.

The Corporation is actively monitoring, and will continue to actively monitor, changes prompted by the U.S. government, repercussions from the ongoing Middle East conflicts and similar geopolitical matters, economic conditions, and other developments relevant to its business including the potential impact on its operations, financial condition, liquidity, suppliers, industry, and workforce.

Selected Financial Information

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net Sales:
FCEP	$68,906	$71,467	$(2,561)	$207,026	$221,663	$(14,637)
ALP	42,793	36,542	6,251	115,918	103,715	12,203
Consolidated	$111,699	$108,009	$3,690	$322,944	$325,378	$(2,434)

Income from Operations:
FCEP	$3,922	$(401)	$4,323	$8,749	$(459)	$9,208
ALP	4,512	4,160	352	14,822	11,576	3,246
Corporate costs	(3,818)	(2,636)	(1,182)	(11,321)	(9,222)	(2,099)
Consolidated	$4,616	$1,123	$3,493	$12,250	$1,895	$10,355

				September 30, 2026	December 31, 2025	Change
Backlog:
FCEP				$223,904	$208,604	$15,300
ALP				155,629	120,333	35,296
Consolidated				$379,533	$328,937	$50,596

Net sales approximated $111,699 and $108,009 for the three months ended September 30, 2026 and 2025, respectively, an increase of $3,690, and $322,944 and $325,378 for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $2,434. A discussion of net sales for the Corporation’s two segments is included below.

Income from operations approximated $4,616 and $1,123 for the three months ended September 30, 2026 and 2025, respectively, an improvement of $3,493, and $12,250 and $1,895 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $10,355.

Income from operations for the nine months ended September 30, 2026 includes the Deconsolidation Charge of $875 associated with the write-down of the Estimated Recovery. Income from operations for the three and nine months ended September 30, 2025 includes charges approximating $3,069 and $9,819, respectively, primarily for employee-related costs payable to the 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans and accelerated depreciation from reducing the estimated remaining useful lives and revising the estimated residual values of the property, plant and equipment of UES-UK and AUP (collectively, the “Exit Charges”). In addition, income from operations for the nine months ended September 30, 2025 includes employee-retention credits, which were refundable employer payroll taxes for certain eligible businesses affected by the COVID-19 pandemic, of $735 received from the Internal Revenue Service during the second quarter of 2025 (the “Employee-Retention Credits”) for the FCEP ($456) and ALP ($279) segments.

Corporate costs increased for the three and nine months ended September 30, 2026 when compared to the same periods of the prior year primarily due to higher employee-related costs and general inflationary increases.

A discussion of income from operations for the Corporation’s two segments is included below.

Backlog equaled $379,533 as of September 30, 2026 versus $328,937 as of December 31, 2025. Backlog represents the accumulation of firm orders on hand which (i) are supported by evidence of a contractual arrangement, (ii) include a fixed and determinable sales price, (iii) have reasonably assured collectability, and (iv) generally are expected to ship within two years from the backlog reporting date. Backlog at a certain date may not be a direct measure of future revenue for a particular order because price increases, negotiated subsequently to the original order, are not included in backlog until the updated contract is received from the customer, certain surcharges are not determinable until the order is complete and ready for shipment to the customer, and certain orders are denominated in currency other than the functional (local) currency of the subsidiary and are not hedged. Approximately 73% of the backlog is expected to be released after 2026. A discussion of backlog by segment is included below.

Costs of products sold, excluding depreciation and amortization, as a percentage of net sales for the three and nine months ended September 30, 2026 approximated 80.0% and 79.5%, respectively. Costs of products sold, excluding depreciation and amortization, as a percentage of net sales for the three and nine months ended September 30, 2025 approximated 80.2% and 80.1%, respectively, and included a portion of the Exit Charges and the benefit from the Employee-Retention Credits. Costs of products sold, excluding depreciation and amortization, as a percentage of net sales for the three months ended September 30, 2026 and 2025 were comparable.

The improvement in costs of products sold, excluding depreciation and amortization, as a percentage of net sales for the nine months ended September 30, 2026 when compared to the same period of the prior year, is attributable to the ALP segment.

While the closure of UES-UK and AUP in the fourth quarter of 2025 eliminated high-cost structures, the expected benefit for the FCEP segment was offset by a lower volume of roll shipments, a less profitable product mix and unfavorable manufacturing absorption due, in part, to the extended outage of a 5,000-ton forging press at the U.S. operations during the third quarter of 2026.

See further discussion in the below commentary for the Corporation’s two segments.

Selling and administrative expenses approximated $13,535 and $12,738 for the three months ended September 30, 2026 and 2025, respectively, an increase of $797, and $40,336 and $39,365 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $971. While the closure of UES-UK and AUP in the fourth quarter of 2025 eliminated approximately $1,300 and $3,400 of selling and administrative costs for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025, respectively, higher employee-related costs, higher commissions for the ALP segment, changes in exchange rates used to translate selling and administrative expenses of the Corporation's foreign subsidiaries into the U.S. dollar, and general inflationary increases offset the expected reduction in selling and administrative expenses for the current year periods.

Depreciation and amortization approximated $4,130 and $7,091 for the three months ended September 30, 2026 and 2025, respectively, a decrease of $2,961, and $12,614 and $17,095 for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $4,481 principally attributable to the absence of depreciation for UES-UK and AUP. Depreciation and amortization for UES-UK and AUP, including accelerated depreciation, approximated $2,800 and $4,100 for the three and nine months ended September 30, 2025, respectively.

Deconsolidation Charge of $875 for the nine months ended September 30, 2026 represents the write-down of the Estimated Recovery from the Structured Insolvency based on updated information received from the Administrators including lower funds expected to be available for future distribution.

Severance charge of $165 recognized for the three months ended September 30, 2025 represents primarily statutory severance and other benefits payable to the 15 employees of AUP under existing benefit plans. Severance charge of $6,019 for the nine months ended September 30, 2025 represents primarily statutory severance and other benefits payable to the 168 employees of UES-UK and the 15 employees of AUP under existing benefit plans.

Interest expense decreased approximately $235 and $272 for the three and nine months ended September 30, 2026, respectively, when compared to the same periods of the prior year, primarily due to:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Lower average interest rates - primarily revolving credit facility	$(38)	$(271)
Lower average borrowings outstanding	(54)	(209)
Interest on Equipment Term Notes (agreement dated June 25, 2025)	(110)	214
Other	(33)	(6)
	$(235)	$(272)

Other (expense) income – net is comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Losses on foreign exchange transactions, net	$(819)	$(57)	$(762)	$(823)	$(1,188)	$365
Net pension and other postretirement income	519	722	(203)	1,553	2,177	(624)
Unrealized (losses) gains on Rabbi trust investments	(74)	73	(147)	(3)	117	(120)
Investment income	11	12	(1)	51	243	(192)
Other	(7)	(2)	(5)	(7)	—	(7)
	$(370)	$748	$(1,118)	$771	$1,349	$(578)

Other (expense) income – net fluctuated for the three and nine months ended September 30, 2026 when compared to the same periods of the prior year primarily due to:

•
Changes in losses on foreign exchange transactions;

•
Lower net pension and other postretirement income, which is principally attributable to the U.S. defined benefit pension plan reaching a fully funded status in early 2026 resulting in a change in its investment strategies to a more conservative portfolio;
•
Unrealized losses on Rabbi trust investments for the current year periods versus unrealized gains for the prior year periods due to market volatility; and
•
Lower investment income for the nine months ended September 30, 2026 versus the nine months ended September 30, 2025, with the prior year period benefiting from (i) interest received on refundable employer payroll taxes from the Internal Revenue Service for certain eligible businesses affected by the COVID-19 pandemic and (ii) a dividend from one of the Corporation's Chinese joint ventures.

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

The income tax provision for the nine months ended September 30, 2025 includes a one-time income tax benefit of approximately $500 resulting from the Corporation's majority-owned Chinese joint venture initially qualifying as a high-tech enterprise (“HTE”). As an HTE, the earnings of the Chinese joint venture through the end of 2026 will be taxed at a rate of 15% (versus 25%). The HTE status is renewable, subject to certain criteria being met, for which the Chinese joint venture expects to renew.

Valuation allowances are recorded against the majority of the Corporation’s deferred income tax assets. The Corporation will maintain the valuation allowances until there is sufficient evidence to support the reversal of all or some portion of the allowances. Given the Corporation’s current earnings and anticipated future earnings in Sweden and the United States, the Corporation believes there is a reasonable possibility within the next 12-24 months that sufficient positive evidence may become available to allow the Corporation to conclude some portion of the valuation allowance will no longer be needed. Release of any portion of the valuation allowance would result in the recognition of deferred income tax assets on the Corporation’s condensed consolidated balance sheet and a decrease to the Corporation’s income tax expense in the period the release is recorded. The exact timing and the amount of the valuation allowance released are subject to, among many items, the level of profitability achieved. Once the valuation allowance is completely reversed, a tax provision would be recognized on future earnings.

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

Net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh equaled $458, or $0.02 per common share, and $1,080, or $0.05 per common share, for the three and nine months ended September 30, 2026, respectively. Net income attributable to Ampco-Pittsburgh for the nine months ended September 30, 2026 includes the Deconsolidation Charge, which decreased net income attributable to Ampco-Pittsburgh and net income per common share attributable to Ampco-Pittsburgh by $875 and $0.04 per common share for the nine months ended September 30, 2026.

Net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh equaled $2,211, or $0.11 per common share, and $8,404, or $0.42 per common share, for the three and nine months ended September 30, 2025, respectively, including the Exit Charges and the Employee-Retention Credits. No income tax benefit was able to be recognized for the Exit Charges since the underlying operations were in a three-year cumulative loss position as of September 30, 2025. The Exit Charges increased net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $3,069, or $0.15 per common share, for the three months ended September 30, 2025. The Exit Charges and the Employee-Retention Credits increased net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by $9,077, or $0.45 per common share, for the nine months ended September 30, 2025. The income tax benefit resulting from the Corporation's majority-owned Chinese joint venture qualifying as an HTE of approximately $500 reduced the net loss attributable to Ampco-Pittsburgh and net loss per common share attributable to Ampco-Pittsburgh by approximately $299, or $0.01 per common share, for the nine months ended September 30, 2025.

Net Sales and Operating Results by Segment

Forged and Cast Engineered Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net Sales:
Forged and cast mill rolls	$62,612	$66,455	$(3,843)	$190,381	$207,304	$(16,923)
FEP	6,294	5,012	1,282	16,645	14,359	2,286
	$68,906	$71,467	$(2,561)	$207,026	$221,663	$(14,637)

Income (Loss) from Operations	$3,922	$(401)	$4,323	$8,749	$(459)	$9,208

				September 30, 2026	December 31, 2025	Change
Backlog				$223,904	$208,604	$15,300

The change in net sales for the three and nine months ended September 30, 2026, when compared to the same periods of the prior year, is primarily due to the following:

•
Lower volume of roll shipments primarily due to the Structured Insolvency and lower sales of large rolls, which decreased net sales by approximately $4,000 and $17,900, respectively; and
•
Lower pricing due to changes in product mix, partly offset by higher variable-index surcharges passed through to customers as a result of fluctuations in the price of raw materials, energy and transportation costs, which decreased net sales by approximately $300 and $2,600, respectively; offset by
•
Higher volume of FEP shipments, which increased net sales by approximately $1,600 and $850, respectively; and
•
Changes in exchange rates used to translate the net sales of the segment’s foreign subsidiaries into the U.S. dollar, which increased net sales by approximately $200 and $5,000, respectively.

Income from operations for the nine months ended September 30, 2026 includes the Deconsolidation Charge of $875. Loss from operations for the three and nine months ended September 30, 2025 includes the Exit Charges of $3,069 and $9,819, respectively. Loss from operations for the nine months ended September 30, 2025 includes a portion of the Employee-Retention Credits approximating $456.

In addition, the change in income (loss) from operations for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, includes:

•
Lower overall manufacturing costs including benefits from the Structured Insolvency and higher variable-index surcharges, which increased operating results by approximately $4,800 and $10,000, respectively;
•
Lower selling and administrative costs resulting from the closures of UES-UK and AUP offset by higher employee-related costs and general inflation, which had a net benefit to operating income of approximately $1,000 and $2,650, respectively; and
•
Changes in exchange rates used to translate the operating results of the segment’s foreign subsidiaries into the U.S. dollar, which were negligible for the three months ended September 30, 2026 but improved operating results by approximately $500 for the nine months ended September 30, 2026; offset by
•
Lower net volume of shipments (lower roll, higher FEP) and unfavorable product mix, which decreased operating income by approximately $2,800 and $6,900, respectively; and
•
Unfavorable manufacturing absorption, which adversely impacted operating results by approximately $1,700 and $5,500, respectively, in part due to the extended outage of a 5000-ton forging press at the U.S. operations during the third quarter of 2026.

Backlog increased at September 30, 2026 from December 31, 2025 by $15,300 primarily attributable to the receipt of additional customer orders due, in part, to timing and tariffs on competing forged roll imports into the United States. Changes in exchange rates used to translate the backlog of the Corporation’s foreign subsidiaries into the U.S. dollar decreased backlog at September 30, 2026, when compared to backlog at December 31, 2025, by approximately $6,200. At September 30, 2026, approximately 69% of the segment's backlog is expected to ship after 2026.

Air and Liquid Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net Sales:
Air handling systems	$16,536	$11,169	$5,367	$41,483	$35,679	$5,804
Heat exchange coils	12,574	12,483	91	38,197	35,307	2,890
Centrifugal pumps	13,683	12,890	793	36,238	32,729	3,509
	$42,793	$36,542	$6,251	$115,918	$103,715	$12,203

Income from Operations	$4,512	$4,160	$352	$14,822	$11,576	$3,246

				September 30, 2026	December 31, 2025	Change
Backlog				$155,629	$120,333	$35,296

The increase in net sales for the three and nine months ended September 30, 2026, when compared to the same periods of the prior year, is primarily due to:

•
Higher net sales of air handling units primarily due to improved manufacturing efficiencies which has increased production capacity and, along with higher available backlog throughout the year, shipments.
•
Higher net sales of heat exchange coils principally due to:
o
Higher volume of shipments of commercial product, which increased net sales by approximately $1,300 and $3,800, respectively;
o
Changes in the volume of shipments to customers in the power generation market, which decreased net sales by approximately $1,100 for the three months ended September 30, 2026 but increased net sales by approximately $600 for the nine months ended September 30, 2026; and
o
Lower volume of shipments to industrial customers, which reduced net sales by approximately $100 and $1,500, respectively.
•
Higher net sales of centrifugal pumps principally due to:
o
Changes in the volume of shipments of pumps and aftermarket products to customers in the power generation market, which decreased net sales by approximately $700 for the three months ended September 30, 2026 but increased net sales by approximately $4,900 for the nine months ended September 30, 2026 when compared to the same periods of the prior year; and
o
Changes in the volume of shipments of new pump sets and aftermarket orders to the U.S. Navy market primarily due to timing of orders requested by customers, which increased net sales by approximately $1,500 for the three months ended September 30, 2026 but decreased net sales by approximately $1,400 for the nine months ended September 30, 2026.

The improvement in operating income for the three and nine months ended September 30, 2026, when compared to the three and nine months ended September 30, 2025, is principally due to:

•
Higher sales and changes in product mix, which benefited operating income by approximately $1,100 and $5,200, respectively; offset by
•
Higher selling and administrative expenses of $600 and $1,500, respectively, including higher commissions associated with an increase in commissionable sales of air handling units, and
•
Employee-Retention Credits of $279 received in the second quarter of 2025.

Backlog at September 30, 2026 improved when compared to backlog at December 31, 2025 by approximately $35,296 with each of the product lines improving. In particular, backlog for:

•
Centrifugal pumps increased approximately $26,400 primarily due to strong order activity in the U.S. Navy and power generation markets,
•
Heat exchange coils increased approximately $8,500 primarily due to strong order intake for commercial OEMs, and
•
Air handling units increased slightly, by approximately $400, with current year orders tracking current year shipments.

At September 30, 2026, approximately 79% of the segment's backlog is expected to ship after 2026.

In October 2026, the segment benefited from higher-than-normal monthly order intake receiving approximately $31,000 of orders, including $21,000 of orders for heat exchange products from the power generation market, which are expected to ship within 18-24 months.

Non-GAAP Financial Measures

The Corporation presents non-GAAP adjusted EBITDA and non-GAAP adjusted income from operations. Non-GAAP adjusted EBITDA is calculated as net income (loss) excluding interest expense, other (expense) income - net, income tax provision, depreciation and amortization, and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the Corporation’s ongoing results of operations, or beyond its control. Non-GAAP adjusted income from operations is calculated as income (loss) from operations excluding depreciation and amortization and stock-based compensation along with significant charges or credits that are one-time charges or credits, unrelated to the segment’s ongoing results of operations, or beyond its control. During the nine months ended September 30, 2026, these non-GAAP financial measures were adjusted to exclude the Deconsolidation Charge. During the three and nine months ended September 30, 2025, these non-GAAP financial measures were adjusted to exclude the severance and other exit costs component of the Exit Charges (the accelerated depreciation component of the Exit Charges is included in depreciation and amortization) and the Employee-Retention Credits. These non-GAAP financial measures are not based on any standardized methodology prescribed by accounting principles generally accepted in the United States of America (“GAAP”) and may not be comparable to similarly titled measures presented by other companies.

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

The Corporation believes these non-GAAP financial measures help identify underlying trends in its business that otherwise could be masked by the effect of these items that it excludes from adjusted EBITDA and adjusted income from operations. The Corporation also believes these non-GAAP financial measures provide useful information to management, shareholders and investors, and others in understanding and evaluating its operating results, enhancing the overall understanding of its past performance and future prospects and allowing for greater transparency with respect to key financial metrics used by the Corporation’s management in its financial and operational decision-making. In particular, the Corporation believes the exclusion of the Deconsolidation Charge, the severance and other exit costs component of the Exit Charges and the Employee-Retention Credits can provide a useful measure for period-to-period comparisons of the Corporation’s core business performance.

Non-GAAP adjusted EBITDA and non-GAAP adjusted income from operations are not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are limitations related to the use of non-GAAP adjusted EBITDA, rather than net income (loss), or non-GAAP adjusted income from operations, rather than income (loss) from operations, which are the nearest GAAP equivalents. Among other things, there can be no assurance that additional expenses similar to the Deconsolidation Charge and the severance and other exit costs component of the Exit Charges or additional benefits similar to the Employee-Retention Credits will not occur in future periods.

The adjustments reflected in non-GAAP adjusted income from operations are pre-tax. No income tax benefit was able to be recognized for the Deconsolidation Charge and the Exit Charges since the underlying operations remained in a three-year cumulative loss position as of September 30, 2026 and 2025. The tax expense associated with the Employee-Retention Credits was not significant.

The following is a reconciliation of net income (loss) to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) (GAAP)	$1,134	$(1,655)	$3,133	$(6,484)
Add (deduct):
Interest expense	2,766	3,001	8,280	8,552
Other (expense) income – net	370	(748)	(771)	(1,349)
Income tax provision	346	525	1,608	1,176
Income from operations (GAAP)	4,616	1,123	12,250	1,895
Add (deduct):
Depreciation and amortization(1)	4,130	7,091	12,614	17,095
Stock-based compensation	609	334	1,368	972
Deconsolidation Charge	—	—	875	—
Severance and other exit costs	—	662	—	6,758
Employee-Retention Credits	—	—	—	(735)
Adjusted EBITDA (Non-GAAP)	$9,355	$9,210	$27,107	$25,985

(1)
Depreciation and amortization for the three and nine months ended September 30, 2025 includes accelerated depreciation of $2,407 and $3,061, respectively, associated with exiting UES-UK and closing AUP.

The following is a reconciliation of income (loss) from operations to non-GAAP adjusted income from operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,
	2026				2025
	FCEP	ALP	Corp(1)	Consolidated	FCEP	ALP	Corp(1)	Consolidated
Income (loss) from operations (GAAP)	$3,922	$4,512	$(3,818)	$4,616	$(401)	$4,160	$(2,636)	$1,123
Add (deduct):
Depreciation and amortization(2)	3,780	336	14	4,130	6,807	284	—	7,091
Stock-based compensation	—	—	609	609	—	—	334	334
Severance and other exit costs	—	—	—	—	662	—	—	662
Income from operations, as adjusted (Non-GAAP)	$7,702	$4,848	$(3,195)	$9,355	$7,068	$4,444	$(2,302)	$9,210

	Nine Months Ended September 30,
	2026				2025
	FCEP	ALP	Corp(1)	Consolidated	FCEP	ALP	Corp(1)	Consolidated
Income (loss) from operations (GAAP)	$8,749	$14,822	$(11,321)	$12,250	$(459)	$11,576	$(9,222)	$1,895
Add (deduct):
Depreciation and amortization(2)	11,567	1,013	34	12,614	16,259	836	—	17,095
Stock-based compensation	—	—	1,368	1,368	—	—	972	972
Deconsolidation Charge	875	—	—	875	—	—	—	—
Severance and other exit costs	—	—	—	—	6,758	—	—	6,758
Employee-Retention Credits	—	—	—	—	(456)	(279)	—	(735)
Income from operations, as adjusted (Non-GAAP)	$21,191	$15,835	$(9,919)	$27,107	$22,102	$12,133	$(8,250)	$25,985

(1) Corporate represents the operating expenses of the corporate office and other costs not allocated to the segments.

(2) Depreciation and amortization for the three and nine months ended September 30, 2025 includes accelerated depreciation of $2,407 and $3,061, respectively, associated with exiting UES-UK and closing AUP.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2026	2025	Change
Net cash flows provided by (used in) operating activities	$23,723	$(1,363)	$25,086
Net cash flows used in investing activities	(10,791)	(4,507)	(6,284)
Net cash flows (used in) provided by financing activities	(14,189)	4,600	(18,789)
Effect of exchange rate changes on cash and cash equivalents	(126)	801	(927)
Net decrease in cash and cash equivalents	(1,383)	(469)	(914)
Cash and cash equivalents at beginning of period	10,703	15,427	(4,724)
Cash and cash equivalents at end of period	$9,320	$14,958	$(5,638)

Net cash flows provided by (used in) operating activities equaled $23,723 and $(1,363) for the nine months ended September 30, 2026 and 2025, respectively, a change of $25,086 primarily due to:

•
Higher customer-related liabilities, net of change in investment in contract assets, of approximately $23,300 principally due to the timing of deposits received from customers;
•
Lower contributions to the Corporation's various defined benefit and defined contribution plans of approximately $2,600; and
•
Collection of a portion of the Estimated Recovery of approximately $1,255; offset by
•
Changes in working capital for the nine months ended September 30, 2026 versus the nine months ended September 30, 2025.

Trade receivables at September 30, 2026 decreased by approximately $7,300 when compared to trade receivables at December 31, 2025 primarily due to improved collections.

Inventories at September 30, 2026 increased by approximately $4,600 when compared to inventories at December 31, 2025 principally due to increased production anticipated for the balance of the year.

Accounts payable at September 30, 2026 decreased approximately $5,200 when compared to accounts payable at December 31, 2025 primarily due to improved trade receivables collections.

Asbestos-related payments are expected to continue in the foreseeable future. The amount of asbestos-related payments and corresponding insurance recoveries are difficult to predict and can vary based on a number of factors, including changes in assumptions, as outlined in Note 15 to the condensed consolidated financial statements.

The Deconsolidation Charge of $875 recognized during the nine months ended September 30, 2026 is a non-cash charge and did not impact net cash flows provided by (used in) operating activities.

Net cash flows used in investing activities equaled $(10,791) and $(4,507) for the nine months ended September 30, 2026 and 2025, respectively, an increase in usage of $6,284 primarily due to:

•
Higher capital expenditures, by both of the segments, approximating $5,175 and
•
Lower government incentives, such as grants, received in the current year by a division of the ALP segment for specific capital purchases of approximately $731.

At September 30, 2026, commitments for future capital expenditures approximated $7,100, which is expected to be spent over the next 12-18 months.

Net cash flows (used in) provided by financing activities equaled $(14,189) and $4,600 for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $18,789 which is primarily due to:

•
Higher net repayments on the Corporation’s revolving credit facility of $4,749,
•
Proceeds received in the prior year from the new Equipment Term Notes of $13,500, and
•
Higher repayment of debt principal of $1,414 in the current year; offset by
•
Payment of deferred financing fees of $891 in the prior year in connection with amending the Corporation's revolving credit facility.

The current portion of debt decreased approximately $1,200 as of September 30, 2026 from December 31, 2025 due to lower balances outstanding as swing loans. Swing loans are temporary advances under the revolving credit facility and short-term in nature. Accordingly, swing loans are classified as a current liability until the amount is either repaid, as customers remit payments, or, if elected by the Corporation, refinanced as a longer-term loan under the revolving credit facility.

The effect of exchange rate changes on cash and cash equivalents is primarily attributable to the fluctuation of the Swedish krona and Chinese yuan against the U.S. dollar.

As a result of the above, cash and cash equivalents decreased by $1,383 during 2026 and ended the period at $9,320 in comparison to $10,703 at December 31, 2025. The majority of the Corporation’s cash and cash equivalents is held by its foreign operations. Domestic customer remittances are used to repay borrowings under the Corporation’s revolving credit facility daily, resulting in minimal cash maintained by the Corporation’s domestic operations. Cash held by the Corporation’s foreign operations is considered to be permanently re-invested; accordingly, a provision for estimated local and withholding tax has not been made. If the Corporation were to remit any foreign earnings to it or any of its U.S. entities, the estimated tax impact would be insignificant.

Funds on hand, funds generated from future operations and availability under the Corporation’s revolving credit facility are expected to be sufficient to finance the Corporation’s operational requirements, debt service costs, net asbestos payments, and capital expenditures. As of September 30, 2026, remaining availability under the revolving credit facility approximated $31,473, net of standard availability reserves. Since a significant portion of the Corporation’s debt includes variable rate interest, increases in the underlying benchmark rates will increase the Corporation’s debt service costs. Similarly, decreases in the underlying benchmark rates will decrease the Corporation’s debt service costs.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure controls and procedures. An evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this report was carried out under the supervision, and with the participation, of management, including the principal executive officer and principal financial officer. Disclosure controls and procedures are defined under Securities and Exchange Commission (“SEC”) rules as controls and other procedures designed to ensure information required to be disclosed by a company in the reports it files under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Corporation’s management, including the principal executive officer and principal financial officer, has concluded the Corporation’s disclosure controls and procedures were effective as of September 30, 2026.

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

Items 2-4 None.

Item 5 Other Information

(a) None.

(b) None.

(c) During the three months ended September 30, 2026, no director or officer of the Corporation adopted or terminated a 'Rule 10b5-1 trading arrangement' or 'non-Rule 10b5-1 trading arrangement,' with each term being defined in Item 408(a) of Regulation S-K.

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
**

Attached as Exhibit 101 to this report are the following documents formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPCO-PITTSBURGH CORPORATION

DATE: November 10, 2026	BY:	/s/ J. Brett McBrayer
J. Brett McBrayer
Director and Chief Executive Officer

DATE: November 10, 2026	BY:	/s/ David G. Anderson
David G. Anderson
Vice President, Chief Financial Officer and Treasurer